Form 10-K
period 2010-12-31
NEOPHOTONICS CORP
filed 2011-03-28
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

001-35061

(Commission File No.)

NeoPhotonics Corporation

(Exact name of Registrant as specified in its charter)

Delaware	94-3253730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2911 Zanker Road,

San Jose, California 95134

(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code:

(408) 232-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.0025 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting Company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The Registrant’s common stock began trading on the New York Stock Exchange on February 2, 2011.

As of February 28, 2011, the Registrant had 24,626,001 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2010.

NEOPHOTONICS CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

PART I

ITEM 1.	BUSINESS

FORWARD LOOKING STATEMENTS

You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements including statements concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors in this Annual Report on Form 10-K are discussed in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

BUSINESS

Overview

We are a leading designer and manufacturer of photonic integrated circuit, or PIC, -based modules and subsystems for bandwidth-intensive, high-speed communications networks.

Our products are designed to enable cost-effective, high-speed data transmission and efficient allocation of bandwidth over communications networks. We have a portfolio of over 300 products, including products that enable data transmission at 10 gigabits per second, or Gbps, 40Gbps and 100Gbps, agility products such as ROADMs, or reconfigurable add/drop multiplexers, that dynamically allocate bandwidth to adjust for traffic patterns, and access products that provide high-bandwidth connections to more devices and people over fixed and wireless networks.

Our PIC technology utilizes proprietary design elements that provide optical functionality on a silicon chip. PIC devices can integrate many more functional elements than discretely packaged components, enabling increased functionality in a small form factor while reducing packaging and interconnection costs. In addition, the cost advantages of PIC-based components are similar to the economics of semiconductor wafer mass manufacturing, where the marginal cost of producing an incremental chip is much less than that of a discrete component.

We have research and development and wafer fabrication facilities in San Jose, California which coordinate with our research and development and manufacturing facilities in Shenzhen, China. We utilize proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing capabilities. We sell our products to the leading network equipment vendors globally, including ADVA AG Optical Networking Ltd., Alcatel-Lucent SA, Ciena

Corporation (including its recent acquisition of Nortel’s Metro Ethernet Networks business), Cisco Systems, Inc., FiberHome Technologies Group, ECI Telecom Ltd., Telefonaktiebolaget LM Ericsson, Fujitsu Limited, Harmonic, Inc., Huawei Technologies Co., Ltd., Mitsubishi Electric Corporation, NEC Corporation, Nokia Siemens Networks B.V. and ZTE Corporation. We refer to these companies as our Tier 1 customers. In 2010, we had revenue of $184.1 million and net income of $3.3 million.

Our solutions

We offer a broad portfolio of products that are critical in enabling speed, agility and access across communications networks. The key benefits of our solutions include:

•

Enabling service providers to cost-effectively deploy and rapidly scale high-bandwidth capacity networks. Our solutions are designed to be compatible with existing network architectures and enable incremental system upgrades, enabling service providers to scale network capacity and cost-effectively deploy enhanced services over existing optical fiber infrastructure.

•

Simplifying communications networks implementation through large scale integration. Our products are designed to simplify communications networks deployments by delivering high levels of functional integration through our PIC solutions, which combine multiple discrete elements on a single silicon chip. Our PIC-based approach is designed to enable us to deliver the increased performance necessary for 100Gbps, while also being designed to reduce cost and physical size.

•

Enabling acceleration of time-to-market for network equipment vendors. We believe our technology enables service providers to implement new features and scale network capacity rapidly and cost-effectively to meet time-to-market requirements. Our products are developed using proprietary PIC-based design elements, which are similar in concept to standard cells used in the semiconductor industry. These elements can be used as building blocks to construct complex modules and subsystems.

•

Satisfying our customers’ quality and volume requirements. We believe we are one of the highest volume PIC manufacturers in the world and have the ability to grow our capacity to meet customer demand. Our San Jose, CA and China-based manufacturing facilities utilize semiconductor manufacturing techniques, such as statistical processing control and wafer scale fabrication, which are designed to perform at nanoscale tolerances with high yields.

Our strengths

Our key competitive strengths include the following:

•

Leading provider of PIC technology. We believe we are one of the highest volume PIC manufacturers in the world. We have completed large scale photonic integration of multiple functions at nanoscale tolerances using our design expertise and semiconductor manufacturing process capabilities. By using monolithic and hybrid integration techniques, we are able to combine the materials necessary to perform several functions on a single chip. We believe this differentiated approach to PIC technology is critical for the deployment of cost-effective, high-speed communications networks.

•

Tier 1 global customer base and leading supplier to fast growing Asian markets. We are focused on serving our global Tier 1 customer base of network equipment vendors. We believe the rapid growth of our industry in Asia is driven by infrastructure investment in China and the success of Chinese companies worldwide.

•

Broad portfolio of products that address bandwidth bottlenecks across various network segments. Our products range from single function devices to modules and subsystems that enable speed, agility and access across communications networks, such as wireless backhaul, fiber-to-the-home, cable and transport. We believe our product portfolio will help us to grow our business with our Tier 1 customer base.

•

Global, vertically integrated volume manufacturing platform. Our vertically integrated design and manufacturing process in the United States and China encompasses the range of steps from wafer design and fabrication to module and subsystem assembly and test, and is designed to provide rapid iterations in development cycles and rapid time-to-market for our products.

•

Strong knowledge base and intellectual property portfolio. We have a broad intellectual property portfolio relating to PIC design and fabrication, methods for assembly and packaging and other product designs and technologies. In addition, currently we employ over 300 people in our research and development departments.

Our strategy

Our goal is to become the leading global supplier of high-performance optical technologies that enable the speed, agility and access required to support the rapid growth in traffic over communications networks. Key elements of our strategy include:

•

Extending our leadership in photonic integration technologies. We plan to strengthen our technology leadership and leading product performance to accelerate design wins with our customers. We believe our comprehensive research and development programs and manufacturing capabilities enable us to enhance and extend our PIC capabilities across multiple product lines, including 40Gbps, 100Gbps, ROADM and PON, or passive optical networks, products.

•

Strengthening our relationships with our Tier 1 customers and penetrating new customers and geographies. We intend to deepen our relationships with our Tier 1 customers by increasing design wins in their systems, and by further collaborating to create new solutions to meet the demands of our customers. Additionally, we intend to penetrate new high-growth network equipment vendors, and emerging markets with growing economies.

•

Expanding our product development and vertically integrated volume manufacturing capabilities. We plan to continually leverage our vertically integrated manufacturing model to further enhance our design-for-manufacturing capabilities, reduce our costs and provide highly integrated PIC-based and other communications solutions.

•

Extending our product portfolio into additional segments of the network. Given the performance and reliability of our PIC-based products, we intend to leverage our technology to pursue new opportunities within communications networks.

•

Pursuing opportunistic acquisitions. Historically, we have used acquisitions to expand our technology capabilities and grow our customer base. We regularly evaluate potential acquisition opportunities and intend to opportunistically pursue acquisitions that we believe provide complementary technology and can help accelerate our growth and strengthen our market position.

Technology

We have developed expertise in the design, large-scale fabrication, high-volume module manufacturing and commercial deployment of our PIC products and technologies. The process of designing and manufacturing PICs in high volume with predictable, well-characterized performance and low manufacturing costs is complex and multi-faceted. We believe we have been able to develop the technologies that address and solve a range of interrelated problems that enable the efficient design and manufacture of complex, high-performance components, modules and subsystems for fiber optic networks. The basic elements of our technology are as follows:

Photonic integrated circuits (PICs). We have developed a set of proprietary design elements that provide optical functionality on a silicon chip. We utilize micron and sub-micron scale structures of multiple precision-doped silica planar waveguides to fabricate functional elements such as integrated optical filters, switches and variable attenuators. By increasing the level of material doping in our planar waveguides, we decrease the size of our functional elements, thereby creating a path for larger scale integration of multiple elements in the same chip area. We integrate these functional design elements into optical circuits to achieve a desired functionality and specification that is incorporated in our products.

Hybrid PIC integration. Through precise fabrication and positioning of physical features, we can integrate PIC devices fabricated on separate wafers out of different materials, matching the material to the function to improve performance attributes and reduce production costs. Our hybrid integration allows us to integrate active devices, such as photodiodes, with high-performance passive devices, such as switches, routers and filters, to provide the desired network functions on a single PIC.

Hardware and firmware integration. We also sell our products as modules and subsystems which contain electronic hardware and firmware control that can be interfaced directly with customer systems. We design the electronic hardware and develop the firmware to integrate these with our optical products to meet customer specifications.

Fabrication and manufacturing processes. We have developed expertise in the technology domains relevant to high-volume fabrication and manufacturing of our PIC products with wafer-scale processes, including the complex interaction of electro-optic, thermal-optic and mechanical micro-thermal features. We have developed and characterized our complex manufacturing steps, which are analogous to those used in the semiconductor industry. Each PIC element is tested and characterized using our proprietary equipment before incorporation into our products.

Circuit design and design-for-manufacturing tools. We utilize a comprehensive set of proprietary as well as industry standard software design tools, which permit us to model relevant geometries, dimensions and thermal management for a broad range of photonic devices, which then allows us to develop products with minimal design iterations and to manufacture to a range of specifications.

Products

We have a broad portfolio of over 300 products, including high-speed products that enable data transmission at 10Gbps, 40Gbps and 100Gbps, agility products such as ROADMs that dynamically allocate bandwidth to adjust for volatile traffic patterns, and access products that provide high-bandwidth connections to more devices and people over fixed and wireless networks. As of December 31, 2010, we categorized our products into 35 product families.

Speed

Speed refers to the ability to transmit data at high data rates. A key limitation of network capacity is the amount of data that can be transmitted through a single fiber from one point to another. To address this limitation, we have a portfolio of products enabling data transmission at speeds of 2.5Gbps, 10Gbps, 40Gbps and 100Gbps, shown below.

Product category	Product description and key attributes
Transceivers	Transmits data into or receives data from optical fiber • Transmission speeds from 2.5Gbps to 10Gbps • SFP, XFP, XFP-E and SFP+ form factors • 2 to 80 kilometer transmission distances

Product category	Product description and key attributes
Arrayed waveguide multiplexers	Combines or separates from 4 to 88 different optical wavelength channels on a single optical fiber • 33GHz to 100GHz channel spacing • Manages wavelength differences for channel separation

Coherent mixers

Decodes multiple signals transmitted on the same optical wavelength by comparison to an external laser

•    Used to prepare coherent optical signals for detection

•    For use in coherent 40Gbps and 100Gbps systems

Differential quadrature phase shift keying (DQPSK) demodulators

Decodes multiple signals transmitted on the same optical wavelength by comparison to a time-delayed version of the incoming signal

•    Used to prepare optical signals for detection

•    For use primarily in 40Gbps systems

Integrated coherent receivers

Decodes multiple phase-modulated optical signals and converts them to electrical form

•    For use in 40Gbps and 100Gbps coherent systems

•    Integrates a coherent mixer with photodiode detectors and amplifiers

Agility

Agility refers to the tunability and re-configurability of products to support efficient bandwidth allocation for growing and changing traffic patterns over communications networks. We provide a portfolio of products that enable network agility, shown below.

Product category	Product description and key attributes
ROADMs and OADMs

Optical add and drop multiplexers that dynamically or statically remove or add individual optical wavelengths from a single optical fiber

•    Reconfigurable optical add drop multiplexer, or ROADM, variable optical attenuator multiplexer, or VMUX and other OADM configurations

•    30 to 48 wavelengths

•    Optional features include monitoring, power management, and switching

Arrayed waveguide gratings (AWG)

Combines or separates multiple different optical wavelengths on a single optical fiber

•    Thermal and athermal configurations for stabilization against ambient temperature variations

•    50GHz to 100GHz channel spacing

•    32 to 88 wavelengths

Variable optical attenuators

Adjusts the power of a signal in an optical fiber

•    Utilizes micro electro-mechanical systems, or MEMS, for attenuator control

•    Low optical signal loss, polarization and wavelength dependence

•    Per channel power control

Shelf-level modules and subsystems

Chassis level modules and subsystems integrating multiple optical devices

•    Includes integration of software and electronic control circuitry

•    Optional configurations include OADMs, AWGs and other modules and functionality

Access

Access refers to the ability to provide high-bandwidth connections to more devices and people over fixed and wireless networks. We offer a portfolio of products for wireless backhaul applications, fiber-to-the-home network standards and point to point networks, shown below.

Product category	Product description and key attributes
Optical line terminals	Central office equipment connecting up to 64 users to the fiber optic network • 10GEPON, GEPON and GPON compatible • Includes a burst mode receiver • Transmission speeds up to 10Gbps

Optical network units

Customer premise equipment providing voice, data and internet access over optical fiber- to-the-home or business

•    10GEPON, GEPON and GPON compatible

•    Converts and reconverts optical signals to electrical signals

•    2 wavelengths with bandwidths up to 10Gbps upstream and 10Gbps downstream

Triplexers

Customer premise equipment providing voice, data, internet and analog video access over optical fiber to the home or business

•    GEPON and GPON compatible

•    3 wavelengths with digital bandwidth up to 1.25Gbps upstream and 2.5Gbps downstream and analog bandwidth of 800MHz downstream

Transceivers

Transmits data into or receives data from optical fiber for wireless backhaul and point to point applications

•    3G and LTE backhaul compatible

•    Transmission speeds up to 10Gbps

•    SFP, XFP and SFP+ form factors

•    2 to 80 kilometer transmission distances

AWGs and splitters

Products for outdoor use connecting up to 64 end users to a single optical fiber

•    Athermal configuration for stabilization against ambient temperature variations

•    AWGs for use with wave-length division multiplexing passive optical network, or WDM-PON, systems

•    Splitters with split ratios ranging from 1x4 to 2x64

Cable television subsystems

Hybrid fiber coaxial subsystems for cable television transmission

•    Transmitters, receivers, amplifiers and compact optical receiver nodes for outdoor and indoor use

•    Regular and high definition video delivery

•    Digital data and internet over cable, or DOCSIS 3.0, transmission

Customers

We focus on a global customer base of network equipment vendors who we refer to as our Tier 1 customers. These customers include:

• ADVA AG Optical Networking Ltd. • Alcatel-Lucent SA • Ciena Corporation • Cisco Systems, Inc. • ECI Telecom Ltd.	• Telefonaktiebolaget LM Ericsson • FiberHome Technologies Group • Fujitsu Limited • Harmonic, Inc. • Huawei Technologies Co., Ltd.	• Mitsubishi Electric Corporation • NEC Corporation • Nokia Siemens Networks B.V. • ZTE Corporation

We also sell our products to numerous other customers globally.

We calculate the percentage of our total revenue attributable to specific customers based on sales to the customers that qualified our products. In 2010, 2009 and 2008, our ten largest customers accounted for 89%, 83% and 71%, respectively, of our total revenue. In 2010, 2009 and 2008, sales to Huawei Technologies accounted for 48%, 53% and 34%, respectively, of our total revenue, while sales to Mitsubishi accounted for 12% of our total revenue in 2008 and less than ten percent of our total revenue in 2009 and 2010. We focus on increasing our penetration of our Tier 1 customers by adding design wins across our product families. Additionally, we plan to continue to develop relationships and achieve design wins with new and existing high-growth customers.

Sales and marketing

We operate a sales model that focuses on direct alignment with our customers through coordination of our sales, product engineering and manufacturing teams. Our sales and marketing organizations support our strategy of increasing product penetration with our Tier 1 customers while also serving our broader customer base. Our sales cycles typically require a significant amount of time and a substantial expenditure of resources before we can realize revenue from the sale of products. The length of our sales cycle, from initial request to design win, is typically 6 to 12 months for an existing product and 18 months or longer for a new product.

Our sales process involves collaboration and regular discussion with our customers early in their design cycles to implement new product development programs. Our sales organization facilitates these activities by working with our product engineering managers and design teams to conduct periodic engineering reviews and program reviews with counterparts at our customers. We believe that these collaborative engineering activities provide us insight into our customers’ broader and longer term needs.

We use a direct sales force based in the United States, China, Canada, Israel, Japan, Russia and the European Union. These individuals work with our product engineers, and product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs. We believe we are well positioned to capitalize on the migration of our customers’ operations to China, where our Shenzhen-based sales and engineering staff is able to support our customers. We also engage independent commissioned representatives and distributors to extend our global reach. We expect to continue to add sales and related support personnel as we grow our business.

Our marketing team focuses on product strategy, product development, roadmap development, new product introduction processes, program management, product demand stimulation and assessment, and competitive analysis. Our marketing team also seeks to educate the market about our products by communicating the value proposition and product differentiation in direct customer interactions and presentations and at industry tradeshows and at technical conferences.

Research and development

We have new product development and product sustaining engineering teams in San Jose, California and Shenzhen, China. In our San Jose facilities, we conduct PIC research, development and product roadmap definitions. In our Shenzhen facilities, we conduct new product development, manufacturing and process engineering, quality control and continuous improvement and cost reduction relating to product manufacturing, assembly and test. We have invested and expect to continue to invest significant time and capital into our research and development operations. Research and development expenses were $21.5 million, $17.3 million and $21.5 million in 2010, 2009 and 2008, respectively.

Intellectual property

Our success as a company depends in part upon our ability to obtain and maintain proprietary protections for our technology and intellectual property and prevent others from infringing these proprietary rights. To accomplish this objective, we rely on a combination of intellectual property rights, including patent, trademark, copyright, trade secret, and unfair competition laws, as well as license agreements and other contractual protections.

We have filed applications for patents to protect certain of our intellectual property in the United States and in other countries, including Australia, Japan, Korea, China, Taiwan and certain countries in the European Union. Our patents will expire between 2013 and 2028.

Because our U.S. patents do not afford any intellectual property protection in China, where we have substantial operations, we also seek to secure, to the extent possible, intellectual property protections in China. While we have issued patents and pending patent applications in China, portions of our intellectual property portfolio are not yet protected by patents in China. Moreover, the level of protection afforded by patent and other laws in China may not be comparable to that afforded in the United States. See “Risk factors—Risks related to our business—If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operation could be materially harmed.”

Our portfolio of patents and patent applications covers a range of intellectual property, including without limitation PIC fabrication and design, hybrid PIC integration, large scale integration for optical circuit designs, and methods and apparatus for assembly and packaging.

We seek to protect our intellectual property rights by having our employees and independent consultants enter into a confidentiality and inventions assignment agreements when they join us. Additionally, we enter into non-disclosure agreements with other third parties who may have access to our proprietary technologies and information.

In addition, we have registered the trademark “NeoPhotonics” in the United States.

Manufacturing, assembly and test

We have manufacturing operations in the United States and China. Our wafer fabrication operations are located in our San Jose, California facilities and include chip design, clean room fabrication, integration and related facilities for PICs. Our manufacturing, assembly and test operations are located in our Shenzhen, China facilities, and include clean room fabrication, general manufacturing and assembly and test operations utilizing production expertise and cost-effective volume capabilities. Our operations in Shenzhen have primary responsibility for dicing, testing, volume packaging and assembly of PIC-based products. We have quality control processes and quality management methods in our internal manufacturing operations. Certain of our products are designed and qualified to meet applicable Telcordia Technologies, Inc., TÜV SÜD America Inc. and Underwriters Laboratories Inc. standards. Our manufacturing facilities in Shenzhen are third-party certified to TL 9000, ISO 9001, ISO 14001 and OHSAS 18000 standards and our facilities in San Jose are certified to ISO 9001 standards.

We use suppliers from the United States, China, Japan and other locations. Although there are multiple sources for most of the component parts of our products, some components are sourced from single or, in some cases, limited sources. For example, various types of adhesives are sourced from various manufacturers which presently are sole sources for these particular adhesives. We typically do not have written agreements with any of these component manufacturers to guarantee the supply of the key components used in our products.

Backlog

Sales of our products generally are made pursuant to purchase orders, often with short lead times. These purchase orders are typically made without deposits and are often subject to revision or cancellation. The quantities actually purchased by our customers, as well as the shipment schedules, are frequently revised to reflect changes in our customers’ needs and in our supply of products. Because of the possibility of changes in delivery or acceptance schedules, cancellations, modifications or price reductions with limited or no penalties, we do not believe that backlog is a reliable indicator of our future revenue and do not rely on backlog to manage our business or evaluate our performance. Changes in the amount of our backlog do not necessarily reflect a corresponding change in the level of actual or potential sales.

Geographic Areas

We calculate the percentage of our total revenue to specific regions based on sales to a customer location as follows:

	Year Ended December 31,
	2010	2009	2008
% of total consolidated revenue
China	58%	68%	54%
United States	15%	9%	13%
Japan	10%	8%	13%
Other	17%	15%	20%

Total consolidated revenue	100%	100%	100%

As of December 31, 2010 and 2009, we owned long-lived assets in China and in the United States as follows:

	December 31,
	2010	2009
Long-lived assets:
China	$32,033	$27,538
United States	11,080	7,763

Total long-lived assets	$43,113	$35,301

For further information, see Note 15 of Item 8, Notes to Consolidated Financial Statements.

Competition

The market for optical communications systems is highly competitive. While no company competes against us in all of our product areas, our competitors range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We believe the principal competitive factors in this market are:

•	ability to design and manufacture high quality, reliable products;

•	breadth of product solutions;

•	price to performance characteristics;

•	financial stability;

•	ability to quickly and consistently produce in high volume and high quality;

•	ability to meet customers’ specific requirements;

•	ability to meet customer lead time demands; and

•	depth of relationships with and proximity to key customers globally.

We believe we compete favorably with respect to these factors. We believe our principal competitors include Finisar Corporation, JDS Uniphase Corporation, NTT Electronics Corporation, Source Photonics, Inc. and Sumitomo Electric Device Innovations, Inc. We also compete with various other companies.

Our competitors may have substantially greater name recognition and technical, financial and marketing resources than we do. Many of our competitors have greater resources to develop products or pursue acquisitions, and more experience in developing or acquiring new products and technologies and in creating market awareness for these products and technologies than we do. In addition, a number of our competitors have the financial resources to offer competitive products at below market pricing levels that could prevent us from competing effectively and which could adversely affect our financial performance.

We also face competition from some of our customers who evaluate our capabilities against the merits of manufacturing products internally. These customers may have the ability to manufacture competitive products at a lower cost than we would charge as a result of their higher levels of integration. As a result, these customers may purchase less of our products and there would be additional pressure to lower our selling prices which, accordingly, would negatively impact our revenue and gross margin.

Employees

As of December 31, 2010, we had 3,112 employees, of which 166 employees were based in our corporate headquarters in San Jose, California and 2,946 were based in Shenzhen, China. As of that date, we had 110 employees in sales and marketing, 321 employees in research and development, 2,543 employees in manufacturing and operations and 138 employees in general and administrative functions.

None of our employees are covered by a collective bargaining agreement. Chinese law requires that all employees be members of a union that is overseen by the People’s Republic of China. We have never experienced employment-related work stoppages and we consider our employee relations to be good.

Environmental, health and safety matters

Our research and development and manufacturing operations and our products are subject to a variety of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These regulations govern, among other things, the discharge of pollutants to air, water, and soil; the remediation of soil and groundwater contamination; the use, handling and disposal of hazardous materials; employee health and safety; and the hazardous material content and recycling of our products. We use, store and dispose of hazardous materials in our manufacturing operations and as components in our products. We incur costs to comply with existing environmental, health and safety requirements, and any failure to comply, or the identification of contamination for which we are found liable, could cause us to incur additional costs, including cleanup costs, monetary fines, or civil or criminal penalties, or result in the curtailment of our operations. In addition, environmental, health and safety requirements have become more stringent over time, and changes to existing requirements could restrict our ability to expand our facilities, require us to acquire costly pollution control equipment, or cause us to incur other significant expenses or to modify our manufacturing processes or the contents of our products. Some jurisdictions in which we operate or sell our products have enacted requirements regarding the recycling of waste electronic equipment, and/or the packaging and hazardous material content of certain products. For example, jurisdictions including China and the European Union, among a growing number of jurisdictions, have placed restrictions on the use of lead, among other chemicals, in electronic products, which affects the composition and packaging of our products. The passage of such requirements in additional jurisdictions, or the tightening of standards or elimination of certain exemptions in jurisdictions where our products are already subject to such requirements, could cause us to incur significant expenditures to make our products compliant with new requirements, or could limit the markets into which we may sell our products.

Additionally, increasing efforts to control emissions of greenhouse gases, or GHG, may also impact us. For example, our semiconductor manufacturing operations in California use perfluorocarbons, which are classified as a high global warming potential greenhouse gas. California’s recently enacted Global Warming Solutions Act will require us to design and install additional pollution control equipment at our San Jose, California, manufacturing plant to reduce our perfluorocarbon emissions beginning in 2012. In the United States, the Environmental Protection Agency has announced a finding relating to GHG emissions that may result in promulgation of federal GHG air quality standards. The U.S. Congress has considered various options, including a cap and trade system which would impose a limit and a price on GHG emissions and establish a market for trading GHG credits. China has recently agreed to join the Copenhagen Climate Accord, a voluntary (and non-binding) GHG agreement. Globally, negotiations for a treaty to succeed the 1997 Kyoto Protocol Treaty are ongoing, and it is not yet known whether (or on what terms) agreement will be reached on a successor treaty. Additional restrictions, limits, taxes, or other controls on GHG emissions could significantly increase our operating costs and, while it is not possible to estimate the specific impact any final GHG regulations will have on our operations, there can be no assurance that these measures will not have significant additional impact on us. In addition, some of our operations might be affected by the physical impacts of climate change. For example, some of our facilities are located in coastal areas that might be vulnerable to changes in sea level.

Corporate Information

We were incorporated in the State of Delaware in October 1996 as NanoGram Corporation, and we changed our name to NeoPhotonics Corporation in 2002. During 2002 and 2003, we spun out two new companies, NanoGram Devices Corporation, a medical device battery company, and NanoGram Corporation, a nanomaterials applications company. NanoGram Devices was subsequently acquired by Greatbatch Inc. NanoGram Corporation was acquired by Teijin Limited in July 2010. In November 2003, we filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of California. Our plan of reorganization was substantially consummated in March 2004, at which point we emerged from bankruptcy. In addition, we have completed several acquisitions as follows:

•	In March 2003, we acquired Lightwave Microsystems Corporation, a developer and fabricator of photonic integrated circuits;

•	In March 2006, we completed the acquisition of Photon Technology Co., Ltd. (now named NeoPhotonics (China) Co., Ltd.), a manufacturer of active optoelectronics, transceivers and modules;

•	In June 2006, we acquired Lightconnect, Inc., which expanded our product portfolio by adding a line of micro-electromechanical systems based optical components and modules;

•	In June 2006, we acquired OpTun, Inc., a developer of ROADM technology;

•	In August 2006, we completed an acquisition of BeamExpress, Inc., an integrator of active indium phosphide telecommunications devices in parallel optics high-speed transceivers;

•	In November 2006, we acquired Paxera Corporation, a developer of tunable technology for dynamically reconfigurable networks; and

•	In February 2008, we acquired certain assets and intellectual property from Mitsubishi Electric Corporation relating to the manufacture of high-speed transceivers.

Our principal offices are located at 2911 Zanker Road, San Jose CA 95134, and our telephone number is (408) 232-9200. Our website address is www.neophotonics.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

Available Information

We file electronically with the United States Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.neophotonics.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.

ITEM 1A.	RISK FACTORS

Risks related to our business

We have a history of losses which may continue in the future.

We have a history of losses and we may incur additional losses in future periods. As of December 31, 2010, our accumulated deficit was $215.8 million. We also expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our manufacturing facilities and research and development operations.

We are subject to the cyclical nature of the markets in which we compete and any future downturn may reduce demand for our products and revenue.

The markets in which we compete are tied to the aggregate capital expenditures of service providers as they build out and upgrade their network infrastructure. These markets are highly cyclical and characterized by constant and rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles—for both manufacturers’ and their customers’ products—and with declining general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

Our historical results of operations have been subject to substantial fluctuations, and we may experience substantial period-to-period fluctuations in future results of operations. Any future downturn in the markets in which we compete could significantly reduce the demand for our products and therefore may result in a significant reduction in revenue. It may also increase the volatility of the price of our common stock. Our revenue and results of operations may be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the markets utilizing our products.

In addition, the communications networks industry from time to time has experienced and may again experience a pronounced downturn. To respond to a downturn, many service providers may slow their capital expenditures, cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies from original equipment manufacturers, which would have a negative impact on our business. Weakness in the global economy or a future downturn in the communications networks industry may cause our results of operations to fluctuate from quarter-to-quarter and year-to-year, harm our business, and may increase the volatility of the price of our common stock.

If spending for communications networks does not continue to grow as expected, our business may suffer.

Our future success as a provider of modules and subsystems to leading network equipment vendors depends on their continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including HD and 3D video, music, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless network-attached devices, including smartphones, laptops, netbooks, tablet computers, PCs, e-readers, televisions and gaming devices, that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high-speed communications networks and the ability of network equipment vendors to meet this demand. Growth in demand for communications networks is limited by several factors, including an evolving regulatory environment and uncertainty regarding long-term sustainable business models. We cannot be certain that demand for bandwidth-intensive content will continue to grow in the future. If expectations for growth of communications networks and bandwidth consumption are not realized and investment in communications networks does not grow as anticipated, our business could be harmed.

We are dependent on Huawei Technologies and our key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In 2010, our largest customer, Huawei Technologies, represented 48.3% of our total revenue and our top ten customers represented 88.6% of our total revenue. As a result, the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations. Adverse events affecting our customers could also adversely affect our revenue and results of operations (for instance, in 2009, the filing of a voluntary petition for bankruptcy protection by one of our customers, Nortel Networks Limited, has prevented us from timely collection of our accounts receivable from that customer). In addition, network equipment vendors serving the communications networks industry may continue to consolidate, and we may not be able to offset any potential decline in revenue arising from consolidation of our existing customers with revenue from new customers.

Customer demand is difficult to accurately forecast and, as a result, we may be unable to optimally match production with customer demand.

We make planning and spending decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, necessitate higher or more restrictive procurement commitments and reduce our gross margin. We may not have sufficient capacity at any given time to meet the volume demands of our customers, or one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Conversely, a downturn in the markets in which our customers compete can cause, and in the past have caused, our customers to significantly reduce or delay the amount of products ordered from us or to cancel existing orders, leading to lower utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand would have a material adverse effect on our gross margin, operating income and cash flow. During an industry downturn, there is also a higher risk that our trade receivables would be uncollectible.

Our products are typically sold pursuant to individual purchase orders or by use of a vendor-managed inventory, or VMI, model, which is a process by which we ship agreed quantities of products to a customer-designated location and those products remain our inventory and we retain the title and risk of loss for those products until the customer takes possession of the products. While our customers generally provide us with their demand forecasts and may give us a promised market share award, they are typically not contractually committed to buy any quantity of products beyond firm purchase orders. Many of our customers may increase, decrease, cancel or delay purchase orders already in place. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short and long-term financial and operating goals.

We are under continuous pressure to reduce the prices of our products.

The communications networks industry has been characterized by declining product prices over time. We have reduced the prices of many of our products in the past and we expect to experience pricing pressure for our products in the future. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. In addition, our customers may have the ability to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross margin would suffer.

It could be discovered that our products contain defects that may cause us to incur significant costs, divert our attention, result in a loss of customers and result in product liability claims.

Our products are complex and undergo quality testing as well as formal qualification by our customers and us. However, defects may occur from time to time. Our customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons, such as the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and will continue to face this risk going forward, as our products are widely deployed throughout the world in multiple demanding environments and applications. In addition, we may in certain circumstances honor warranty claims after the warranty has expired or for problems not covered by warranty in order to maintain customer relationships. Any significant product failure could result in lost future sales of the affected product and other products, as well as customer relations problems, litigation and damage to our reputation.

In addition, our products are typically embedded in, or deployed in conjunction with, our customers’ products, which incorporate a variety of components, modules and subsystems and may be expected to interoperate with modules produced by third parties. As a result, not all defects are immediately detectable and when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems or loss of customers, all of which would harm our business.

The occurrence of any defects in our products could give rise to liability for damages caused by such defects. They could, moreover, impair our customers’ acceptance of our products. Both could have a material adverse effect on our business and financial condition. Although we carry product liability insurance which covers this risk, this insurance may not adequately cover our costs arising from defects in our products or otherwise.

Manufacturing problems could result in delays in product shipments to customers and could adversely affect our revenue, competitive position and reputation.

We may experience delays, disruptions or quality control problems in our manufacturing operations. For instance, we could experience a disruption in our fabrication facility for our PIC products due to any number of reasons, such as equipment failure, contaminated materials or process deviations, which could adversely impact manufacturing yields or delay product shipments. As a result, we could incur additional costs that would adversely affect our gross margin, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenue, competitive position and reputation.

Additionally, manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Capacity constraints, raw materials shortages, logistics issues, labor shortages, the introduction of new product lines and changes in customer requirements, manufacturing facilities or processes, or those of some third party contract manufacturers and suppliers of raw materials and components have historically caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross margin on, and our production capacity for, those products. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in our experiencing lower yields, gross margin and production capacity.

Our ability to maintain sufficient manufacturing yields is particularly challenging with respect to PICs due to the complexity and required precision of a large number of unique manufacturing process steps. Manufacturing yields for PICs can also suffer if contaminated materials or materials that do not meet highly precise composition requirements are inadvertently utilized. Because a large portion of our PIC manufacturing costs are fixed, PIC manufacturing yields have a substantial effect on our gross margin. Lower than expected manufacturing yields could also delay product shipments and decrease our revenue.

Natural disasters, terrorist attacks or other catastrophic events could harm our operations.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, the March 2011 earthquake and tsunami in Japan may adversely impact our revenues from customers located in Japan and/or our ability to source parts from companies located in Japan. In addition, our corporate headquarters and wafer fabrication facility in San Jose, California are located near major earthquake fault lines, and our manufacturing facilities are located in Shenzhen, China, an area that is susceptible to typhoons. Further, a terrorist attack, including one aimed at energy or communications infrastructure suppliers, could hinder or delay the development and sale of our products. In the event that an earthquake, tsunami, typhoon, terrorist attack or other natural or manmade catastrophe were to destroy any part of our facilities, destroy or disrupt vital infrastructure systems or interrupt our operations or the facilities or operations of our suppliers or customers for any extended period of time, our business, financial condition and results of operations would be materially adversely affected. We are not insured against several natural disasters, including earthquakes.

We have a limited history operating on a global basis, making it difficult to predict our future results of operations.

We have a limited history operating on a global basis, which makes it difficult to evaluate our business and financial prospects. While our operations began in 1996, we did not begin commercial shipments of our PIC products until the second quarter of 2003 and we did not acquire our subsidiaries in China until 2005. Since then, our revenue, gross margin and results of operations have varied significantly and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. For instance, changes in gross margin may result from various factors, such as changes in pricing, changes in our fixed costs, changes in the cost of labor, changes in the mix of our products sold, changes in the amount of product manufactured versus the amount of product sold over time, and charges for excess and obsolete inventory. In making an investment decision relating to our common stock, you should evaluate our business in light of the risks, expenses and difficulties frequently encountered by companies operating on a global platform, particularly companies in the rapidly changing communications networks industry. It is difficult for us to accurately forecast our future revenue and gross margin and plan expenses accordingly and, therefore, it is difficult for us to predict our future results of operations.

We must continually achieve new design wins and enhance existing products or our business may be harmed.

The markets for our products are characterized by frequent new product introductions, changes in customer requirements and evolving industry standards, all with an underlying pressure to reduce cost and meet stringent reliability and qualification requirements. Our future performance will depend on our successful development, introduction and market acceptance of new and enhanced products that address these challenges. The anticipated or actual introduction of new and enhanced products by us and by our competitors may cause our customers to defer or cancel orders for our existing products. In addition, the introduction of new products by us or our competitors could result, and in the past, has resulted, in a slowdown in demand for our existing products and could result, and in the past, has resulted, in a write-down in the value of inventory. We have both recently and in the past experienced a slowdown in demand for existing products and delays in new product development, and such delays may occur in the future. To the extent customers defer or cancel orders for our products for any reason or we fail to achieve new design wins, our competitive position would be adversely affected and our ability to grow revenue would be impaired.

Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	unanticipated engineering complexities

•	difficulties in reallocating engineering resources and overcoming resource limitations; and

•	changing market or competitive product requirements.

Furthermore, fast time-to-market with new products can be critical to success in our markets. It is difficult to displace an existing supplier for a particular type of product once a network equipment vendor has chosen a supplier, even if a later-to-market product provides superior performance or cost efficiency. If we are unable to make our new or enhanced products commercially available on a timely basis, we may lose existing and potential customers and our financial results would suffer.

The development of new, technologically-advanced products is a complex and uncertain process requiring frequent innovation, highly-skilled engineering and development personnel and significant capital, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product introductions by competitors, technological changes or emerging industry standards. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, license these technologies from third parties, or remain competitive in our markets.

Our success will depend on our ability to anticipate and quickly respond to evolving technologies and customer requirements.

The communications networks industry is characterized by substantial investment in new technology and the development of diverse and changing technologies and industry standards. For example, new technologies are required to satisfy the emerging standards for 40Gbps and 100Gbps data transmission in communications networks.

Our ability to anticipate and respond to evolving technology, industry standards, customer requirements and product offerings, and to develop and introduce new and enhanced products and technologies, will be critical factors in our ability to succeed. If we are unable to anticipate and respond to such changes in the future, our competitive position could be adversely affected. In addition, the introduction of new products by other companies embodying new technologies, or the emergence of new industry standards, could render our existing products uncompetitive from a pricing standpoint, obsolete or otherwise unmarketable.

If our customers do not qualify our products for use, then our results of operations may suffer.

Prior to placing volume purchase orders with us, most of our customers require us to obtain their approval—called qualification in our industry—of our new and existing products, and our customers often audit our manufacturing facilities and perform other vendor evaluations during this process. The qualification process involves product sampling and reliability testing and collaboration with our product management and engineering teams in the design and manufacturing stages. If we are unable to qualify our products with customers, then our revenue would be lower than expected and we may not be able to recover the costs associated with the qualification process which would have an adverse effect on our results of operations.

In addition, due to evolving technological changes in our markets, a customer may cancel or modify a design project before we have qualified our product or begun volume manufacturing of a qualified product. It is unlikely that we would be able to recover the expenses for cancelled or unutilized custom design projects. It is difficult to predict with any certainty whether our customers will delay or terminate product qualification or the frequency with which customers will cancel or modify their projects, but any such delay, cancellation or modification would have a negative effect on our results of operations.

In particular, we have developed new technologies and products that we believe are key components in our customers’ systems for 40Gbps and 100Gbps data transmission. While we are shipping certain products for 40Gbps and 100Gbps system designs today, many of our products for these systems are currently being qualified for use by our customers. Our ability to successfully qualify and scale capacity for these new technologies and products is important to our ability to grow our business and market presence. If we are unable to qualify and sell any of these products in volume on time, or at all, our results of operations may be adversely affected.

We face intense competition which could negatively impact our results of operations and market share.

The communications networks industry is highly competitive. Our competitors range from large, international companies offering a wide range of products to smaller companies specializing in niche markets. In addition, we believe that a number of companies have developed or are developing planar lightwave or MEMS-based, PIC devices and other products that compete directly with our products. Current and potential competitors may have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us in specific product lines or as a whole.

Some of our competitors have substantially greater name recognition, technical, financial, and marketing resources, and greater manufacturing capacity, as well as better-established relationships with customers, than we do. Some of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for these products and technologies. Some of our competitors may be able to develop new products more quickly than us and may be able to develop products that are more reliable or which provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at below-market pricing levels that could prevent us from competing effectively and result in a loss of sales or market share or cause us to lower prices for our products.

We also face competition from some of our customers who evaluate our capabilities against the merits of manufacturing products internally. Due to the fact that such customers are not seeking to make a profit directly from the manufacture of these products, they may have the ability to manufacture competitive products at a lower cost than we would charge such customers. As a result, these customers may purchase less of our products and there would be additional pressure to lower our selling prices which, accordingly, would negatively impact our revenue and gross margin.

In particular we have developed new technologies and products that are key components in our customers’ system designs for 40Gbps and 100Gbps data transmission. The emergence of technologies and products from our competitors and their success in competing against our technologies and products for 40Gbps and 100Gbps data transmission could render our existing products uncompetitive from a pricing standpoint, obsolete or otherwise unmarketable.

Intense competition in our markets could result in aggressive business tactics by our competitors, including aggressively pricing their products or selling older inventory at a discount. If our current or future competitors utilize aggressive business tactics, including those described above, demand for our products could decline, we could experience delays or cancellations of customer orders, or we could be required to reduce our sales prices.

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our success and ability to implement our business strategy depends upon the continued contributions of our senior management team and others, including our technical and operations employees. Our future success depends, in part, on our ability to attract and retain key personnel, including our senior management and others, and on the continued contributions of members of our senior management team and key technical and operations personnel, each of whom would be difficult to replace. The loss of services of members of our senior management team or key personnel or the inability to continue to attract and retain qualified personnel could have a material adverse effect on our business. Competition for highly skilled technical and operations people, both in the United States and China, is extremely intense, and we continue to face challenges identifying, hiring and retaining qualified personnel in many areas of our business. If we fail to retain our senior management and other key personnel or if we fail to attract additional qualified personnel, our business could suffer.

The communications networks industry has long product development cycles requiring us to incur product development costs without assurances of an acceptable investment return.

The communications networks industry is highly capital-intensive. Large volumes of equipment and support structures are installed with considerable expenditures of funds and other resources, and long investment return period expectations. At the component supplier level, this reluctance creates considerable, typically multi-year, gaps between the commencement of new product development and volume purchases. Accordingly, we and our competitors often incur significant research and development and sales and marketing costs for products that, at the earliest, will be purchased by our customers long after much of the cost is incurred and, in some cases, may never be purchased due to changes in industry or customer requirements in the interim.

Due to changing industry and customer requirements, we are constantly developing new products, including seeking to further integrate functions on PICs and developing and using new technologies in our products. These development activities can and are expected to necessitate significant investment of capital. Our new products often require a long time to develop because of their complexity and rigorous testing and qualification requirements. Additionally, developing a manufacturing approach with an acceptable cost structure and yield for new products can be expensive and time-consuming. Due to the costs and length of research and development and manufacturing process cycles, we may not recognize revenue from new products until long after such expenditures are incurred, if at all, and our gross margin may decrease if our costs are higher than expected.

While we rely on many suppliers, there are a few which, if they stopped, decreased or delayed shipments to us, it could have an adverse effect on our business.

We depend on a limited number of suppliers for certain components and materials we have qualified to use in the manufacture of certain of our products. Some of these suppliers could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality, business continuity such as if there is a disruption relating to the earthquake and tsunami in Japan or consistency issues. Some of these components and materials are available only from a sole source, or have been qualified only from a single source, although other sources may exist. For example, we use various types of adhesives that are sourced from various manufacturers, which presently are sole sources for these particular adhesives. Furthermore, there are a limited number of entities from which we could obtain certain other components and materials. We may also face component shortages if we experience increased demand for components beyond what our qualified suppliers can deliver. We have experienced component shortages from certain key suppliers, which has resulted and, if this occurs in the future, may result in an inability to meet customer demand, higher purchasing costs, or both. Although we engage in various actions to mitigate the impact of these shortages, any inability on our part to obtain sufficient quantities of critical components at reasonable costs could adversely affect our ability to meet demand for our products, which could cause our revenue, results of operations, or both to suffer.

Our customers generally restrict our ability to change the component parts in our modules without their approval. For more critical components, such as PICs, lasers and photodetectors, any changes may require repeating the entire qualification process. We typically have not entered into long-term or written agreements with our suppliers to guarantee the supply of the key components used in our products, and, therefore, our suppliers could stop supplying materials and equipment at any time or fail to supply adequate quantities of component parts on a timely basis. It is difficult, costly, time consuming and, on short notice, sometimes impossible for us to identify and qualify new component suppliers. The reliance on a sole supplier, single qualified vendor or limited number of suppliers could result in delivery and quality problems, reduced control over product pricing, reliability and performance and an inability to identify and qualify another supplier in a timely manner. We have in the past had to change suppliers, which has, in some instances, resulted in delays in product development and manufacturing and loss of revenue. Any such delays in the future may limit our ability to respond to changes in customer and market demands. Any supply deficiencies relating to the quality, quantities or timeliness of delivery of components that we use to manufacture our products could adversely affect our ability to fulfill our customer orders and our results of operations.

If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.

Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. We have applied for patent registrations in the United States and in other foreign countries, some of which have been issued. In addition, we have registered the trademark “NeoPhotonics” in the United States. We cannot guarantee that our pending applications will be approved by the applicable governmental authorities. Moreover, our existing and future patents and trademarks may not be sufficiently broad to protect our proprietary rights or may be held invalid or unenforceable in court. A failure to obtain patents or trademark registrations or a successful challenge to our registrations in the United States or other foreign countries may limit our ability to protect the intellectual property rights that these applications and registrations intended to cover.

Policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation, unauthorized use or other infringement of our intellectual property rights. Further, we may not be able to effectively protect our intellectual property rights from misappropriation or other infringement in foreign countries where we have not applied for patent protections, and where effective patent, trademark, trade secret and other intellectual property laws may be unavailable, or may not protect our proprietary rights as fully as U.S. law. Particularly, our U.S. patents do not afford any intellectual property protection in China, where we have substantial operations. We seek to secure, to the extent possible, comparable intellectual property protections in China. However, while we have issued patents and pending patent applications in China, portions of our intellectual property portfolio are not yet protected by patents in China. Moreover, the level of protection afforded by patent and other laws in China may not be comparable to that afforded in the United States.

We attempt to protect our intellectual property, including our trade secrets and know-how, through the use of trade secret and other intellectual property laws, and contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and independent consultants. We also use non-disclosure agreements with other third parties who may have access to our proprietary technologies and information. Such measures, however, provide only limited protection, and there can be no assurance that our confidentiality and non-disclosure agreements will not be breached, especially after our employees or those of our third-party contract manufacturers end their employment or engagement, and that our trade secrets will not otherwise become known by competitors or that we will have adequate remedies in the event of unauthorized use or disclosure of proprietary information. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products, otherwise obtain and use our intellectual property, or may independently develop similar or equivalent trade secrets or know-how. If we fail to protect our intellectual property and other proprietary rights, or if such intellectual property and proprietary rights are infringed or misappropriated, our business, results of operations or financial condition could be materially harmed.

In the future, we may need to take legal actions to prevent third parties from infringing upon or misappropriating our intellectual property or from otherwise gaining access to our technology. Protecting and enforcing our intellectual property rights and determining their validity and scope could result in significant litigation costs and require significant time and attention from our technical and management personnel, which could significantly harm our business. In addition, we may not prevail in such proceedings. An adverse outcome of such proceedings may reduce our competitive advantage or otherwise harm our financial condition and our business.

We may be involved in intellectual property disputes in the future, which could divert management’s attention, cause us to incur significant costs and prevent us from selling or using the challenged technology.

Participants in the markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors. In addition, from time to time, we have been notified that we may be infringing certain patents or other intellectual property rights of others. Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. In addition, there can be no assurance that third parties will not assert infringement claims against us. While we believe that our products do not infringe in any material respect upon intellectual property rights of other parties and/or meritorious defense would exist with respect to any assertions to the contrary, we cannot be certain that our products would not be found infringing the intellectual property rights of others. Intellectual property claims against us could invalidate our proprietary rights and force us to do one or more of the following:

•	obtain from a third party claiming infringement a license to sell or use the relevant technology, which may not be available on reasonable terms, or at all;

•	stop manufacturing, selling, incorporating or using our products that use the challenged intellectual property;

•	pay substantial monetary damages; or

•	expend significant resources to redesign the products that use the technology and to develop non-infringing technology.

Any of these actions could result in a substantial reduction in our revenue and could result in losses over an extended period of time.

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the United States District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and us, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the co-defendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products in the United States. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers and, therefore, are being utilized in such digital diagnostic standards. On March 23, 2010, we filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims asserting that Finisar has violated state and federal competition laws and violated its obligations to license on reasonable and non-discriminatory terms. On May 5, 2010, the court dismissed without prejudice all co-defendants (including us) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each co-defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against us. We and Finisar had agreed to a 90 day tolling of our respective claims and not to refile any claims against each other until one or more specified events occur resulting in the partial or complete resolution of the litigation between Source Photonics and Finisar. On September 10, 2010, Source Photonics and Finisar settled their lawsuit, commencing the tolling period, which expired in early December 2010.

On January 18, 2011, we and Finisar again agreed to toll our respective claims and not to refile the originally asserted claims against each other until at least 90 days after on or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. At that time, Finisar will be permitted to bring a new lawsuit against us if they choose to do so. If we are unsuccessful in our defense of the Finisar patent infringement claims, a license to use the allegedly infringing technology may not be available to us at all, and if it is, it may not be available on commercially reasonable terms and therefore may limit or preclude us from competing in the market for optical transceivers in the United States, which may have a material adverse effect on our results of operations and financial condition, and otherwise materially harm our business.

Although we believe that we would have meritorious defenses to the infringement allegations and intend to defend any new similar lawsuit vigorously, there can be no assurance that we will be successful in our defense. Even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit. Further, a new lawsuit, if brought, would be likely to divert the efforts and attention of our management and technical personnel, which could harm our business.

If we fail to obtain the right to use the intellectual property rights of others which are necessary to operate our business, and to protect their intellectual property, our ability to succeed will be adversely affected.

From time to time we may choose to or be required to license technology or intellectual property from third parties in connection with the development of our products. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our results of operations. The inability to obtain a necessary third-party license required for our product offerings or to develop new products and product enhancements could require us to substitute technology of lower quality or performance standards, or of greater cost, either of which could adversely affect our business. If we are not able to obtain licenses from third parties, if necessary, then we may also be subject to litigation to defend against infringement claims from these third parties. Our competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage. Also, we typically enter into confidentiality agreements with such third parties in which we agree to protect and maintain their proprietary and confidential information, including requiring our employees to enter into agreements protecting such information. There can be no assurance that the confidentiality agreements will not be breached by any of our employees or that such third parties will not make claims that their proprietary information has been disclosed.

Any potential dispute involving our patents or other intellectual property could also include our customers using our products, which could trigger our indemnification obligations to them and result in substantial expenses to us.

In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. Because we often indemnify our customers for intellectual property claims made against them for products incorporating our technology, any claims against our customers could trigger indemnification obligations in some of our supply agreements, which could result in substantial expenses such as increased legal expenses, damages for past infringement or royalties for future use. While we have not incurred any indemnification expenses to date, any future indemnity claim could adversely affect our relationships with our customers and result in substantial costs to us. Our insurance does not cover intellectual property infringement.

If we fail to adequately manage our long-term growth and expansion requirements, our business will suffer.

In recent years, we have experienced significant growth through, among other things, internal expansion programs, product development and acquisitions of other companies. We expect to continue to grow, which could require us to expand our manufacturing operations, including hiring new personnel, purchasing additional equipment, leasing or purchasing additional facilities, developing the management infrastructure and developing our suppliers to manage any such expansion. If we fail to secure these expansion requirements or manage our future growth effectively, our business could suffer.

Rapidly changing standards and regulations could make our products obsolete, which would cause our revenue and results of operations to suffer.

We design our products to conform to regulations established by governments and to standards set by industry standards bodies worldwide, such as The American National Standards Institute, the European Telecommunications Standards Institute, the International Telecommunications Union and the Institute of Electrical and Electronics Engineers, Inc. Various industry organizations are currently considering whether and to what extent to create standards for elements used in 100Gbps systems. Because certain of our products are designed to conform to current specific industry standards, if competing or new standards emerge that are preferred by our customers, we would have to make significant expenditures to develop new products. If our customers adopt new or competing industry standards with which our products are not compatible, or the industry groups adopt standards or governments issue regulations with which our products are not compatible, our existing products would become less desirable to our customers and our revenue and results of operations would suffer.

Potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary businesses, products, services or technologies that we believe could accelerate our ability to compete in our existing markets or allow us to enter new markets.

Acquisitions involve numerous risks, any of which could harm our business, including:

•

difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning customers, if any, of the target company;

•	diversion of financial and management resources from existing operations;

•

the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	risks of entering new markets in which we have limited or no experience;

•	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products;

•	inability to generate sufficient revenue to offset acquisition costs;

•	dilutive effect on our stock as a result of any equity-based acquisitions; and

•	in the event of international acquisitions, risks associated with accounting and business practices that are different from applicable U.S. practices and requirements.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments which have occurred in the past and which, were they to occur in the future, could harm our financial results. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

Potential changes in our effective tax rate could harm our future results.

We are subject to income taxes in China and the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to utilize our net operating losses. Increases in our effective tax rate could harm our results of operations.

Our future results of operations may be subject to volatility as a result of exposure to fluctuations in foreign exchange rates, primarily the RMB/U.S. dollar exchange rate.

We are exposed to foreign exchange risks. Foreign currency fluctuations may adversely affect our revenue and our costs and expenses, and hence our results of operations. A substantial portion of our business is conducted through our subsidiaries based in China, whose functional currency is the RMB. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since July 21, 2005, the RMB has no longer been pegged solely to the value of the U.S. dollar. Instead, the RMB is now pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 0.5% each day. This change in policy has resulted in approximately 20% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2010. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which may result in a further and more significant appreciation of the RMB against the U.S. dollar. In the long term, the RMB may appreciate or depreciate significantly in value against the U.S. dollar, depending upon the fluctuation of the basket of currencies against which it is currently valued, or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the RMB against the U.S. dollar.

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statements of operations. To the extent that transactions by our subsidiaries in China are denominated in currencies other than the RMB, we bear the risk that fluctuations in the exchange rates of the RMB in relation to other currencies could decrease our revenue or increase our costs and expenses, therefore having an adverse effect on our future results of operations.

While we generate the majority of our revenue in RMB, conversely, a majority of our operating expenses are in U.S. dollars. Therefore, depreciation in the RMB against the U.S. dollar would adversely impact our revenue upon translation to U.S. dollars, but the positive impact on operating expenses would be less. This would result in an overall adverse effect on our results of operations and financial position. For example, for the year ended December 31, 2010, a 10% appreciation in RMB against the U.S. dollar would have resulted in a $13.0 million decrease in our revenue and a $1.5 million decrease in our net income for the period.

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure. In addition, our currency exchange variations may be magnified by Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency.

We face a variety of risks associated with international sales and operations.

We currently derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations is based in Shenzhen, China. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

•	difficulties in staffing, managing and supporting operations in more than one country;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•	fewer legal protections for intellectual property in foreign jurisdictions;

•	foreign and U.S. taxation issues and international trade barriers;

•	general economic and political conditions in the markets in which we operate;

•	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;

•	fluctuations in foreign economies;

•	fluctuations in the value of foreign currencies and interest rates;

•	trade and travel restrictions;

•	outbreaks of avian flu, Severe Acute Respiratory Syndrome, or SARS, H1N1 swine flu or other contagious diseases;

•	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future;

•	difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act; and

•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

Negative developments in any of these areas in China or other countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business. In addition, although we maintain an anti-corruption compliance program throughout the company, violations of our compliance program may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

We are subject to export control laws, regulations and requirements that limit which products we sell and where and to whom we sell our products, especially laser-dependent products. In some cases, it is possible that export licenses would be required from U.S. government agencies for some of our products in accordance with various statutory authorities, including but not limited to the International Traffic in Arms Regulations, the Export Administration Act of 1979, the International Emergency Economic Powers Act of 1977, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 and various country-specific trade sanctions legislation. In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products. We may not be successful in obtaining the necessary export and import licenses. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to export or sell our products would adversely affect our business, financial condition and results of operations.

Changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected.

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. In 2007, we implemented Oracle eBusiness suite software to automate certain business operations and internal reporting activities. While automation is intended to decrease the likelihood for error and enhance our ability to detect errors that could arise, we expect that for the foreseeable future we will have procedures that are manually intensive.

If a material misstatement occurs in the future, we may fail to meet our future reporting obligations, we may need to restate our financial results and the price of our common stock may decline. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that will be required when the rules of the Securities and Exchange Commission, or the SEC, under Section 404 of the Sarbanes-Oxley Act, become applicable to us beginning with the filing of our Annual Report on Form 10-K for the year ending December 31, 2011. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Covenants in our credit facilities may limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic or industry conditions.

We have lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the United States, and our subsidiaries in China have several line of credit arrangements. Our U.S. loan and security agreement requires us to maintain certain financial covenants, including a liquidity ratio, and restricts our ability to take certain actions such as incurring additional debt, paying dividends, or engaging in certain transactions like mergers and acquisitions, investments and asset sales. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under our U.S. loan and security agreement with Comerica Bank are secured by substantially all of our U.S. assets other than intellectual property assets, which limits our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

We may be unable to utilize our net operating loss carryforwards to reduce our income taxes.

As of December 31, 2010, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $138.4 million and $47.3 million, respectively. If not utilized, these NOL carryforwards expire, beginning in 2011. The utilization of the NOL and tax credit carryfowards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

We became a public reporting company in February 2011. As a public company, we incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the New York Stock Exchange, imposes additional requirements on public companies, including specific corporate governance practices. For example, the listing requirements of the New York Stock Exchange require that we satisfy certain corporate governance requirements relating to independent directors, audit and compensation committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial additional costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We are subject to government regulations that could adversely impact our business.

The Federal Communications Commission, or FCC, has jurisdiction over the entire U.S. telecommunications industry and, as a result, our products and our U.S. customers are subject to FCC rules and regulations. Current and future FCC regulations affecting communications services, our products or our customers’ businesses could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Delays caused by our compliance with regulatory requirements could result in postponements or cancellations of product orders. Further, we may not be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business. Any failure to obtain such approvals could harm our business and results of operations.

In some instances, we rely on third-party sales representatives and distributors to assist in selling our products, and the failure of these representatives and distributors to perform as expected could reduce our future revenue.

Although we primarily sell our products through direct sales to systems vendors, we also sell our products to some of our customers through third-party sales representatives and distributors. Many of our third-party sales representatives and distributors also market and sell competing products from our competitors. Our third-party sales representatives and distributors may terminate their relationships with us at any time, or with short notice. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives and distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If our current third-party sales representatives and distributors fail to perform as expected, our revenue and results of operations could be harmed.

We are subject to environmental, health and safety laws and regulations, which could subject us to liabilities, increase our costs, or restrict our business or operations in the future.

Our manufacturing operations and our products are subject to a variety of federal, state, local and international environmental, health and safety laws and regulations in each of the jurisdictions in which we operate or sell our products. These laws and regulations govern, among other things, air emissions, wastewater discharges, the handling and disposal of hazardous substances and wastes, soil and groundwater contamination, employee health and safety, and the use of hazardous materials in, and the recycling of, our products. Our failure to comply with present and future environmental, health or safety requirements, or the identification of contamination, could cause us to incur substantial costs, including cleanup costs, monetary fines, civil or criminal penalties, or curtailment of operations. In addition, these laws and regulations have increasingly become more stringent over time. The identification of presently unidentified environmental conditions, more vigorous enforcement of current environmental, health and safety requirements by regulatory agencies, the enactment of more stringent laws and regulations, or other unanticipated events could restrict our ability to expand our facilities, require us to install costly pollution control equipment or incur other additional expenses, or require us to modify our manufacturing processes or the contents of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Our manufacturing facilities use, store and dispose of hazardous substances in connection with their processes. In addition, our operations have grown through acquisitions, and it is possible that businesses that we have acquired may expose us to environmental liabilities that have not yet been discovered associated with historical site conditions or offsite locations. Some environmental laws impose liability for contamination on current and former owners and operators of affected sites, or on parties that generated wastes disposed of at off-site locations, regardless of fault. In the event we are found liable for any such contamination in the future, there can be no assurance that remediation costs, or potential claims for personal injury or property or natural resource damages resulting from contamination, will not be material.

Additionally, increasing efforts to control emissions of greenhouse gases, or GHG, may also impact us. For example California’s recently enacted Global Warming Solutions Act will require us to design and install additional pollution control equipment at our San Jose, California, manufacturing plant. Additional climate change or GHG control requirements are under consideration at the federal level in the United States and in China. Additional restrictions, limits, taxes, or other controls on GHG emissions could increase our operating costs and, while it is not possible to estimate the specific impact any final GHG regulations will have on our operations, there can be no assurance that these measures will not have significant additional impact on us.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. We operate in an industry, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:

•	invest in our research and development efforts by hiring additional technical and other personnel;

•	expand our operating or manufacturing infrastructure;

•	acquire complementary businesses, products, services or technologies; or

•	otherwise pursue our strategic plans and respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders, including those acquiring shares in our initial public offering. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited.

Risks related to our operations in China

Our business operations conducted in China are critical to our success. A total of $107.3 million, or 58%, of our revenue in 2010 was recognized from customers located in China. Additionally, a substantial portion of our property, plant and equipment, 74% as of December 31, 2010, is located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

Adverse changes in economic and political policies in China, or Chinese laws or regulations could have a material adverse effect on business conditions and the overall economic growth of China, which could adversely affect our business.

The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China’s economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. Moreover, the laws, regulations and legal requirements in China, including the laws that apply to foreign-invested enterprises are relatively new and are subject to frequent changes. The interpretation and enforcement of such laws is uncertain. Any adverse changes to these laws, regulations and legal requirements, including tax laws, or their interpretation or enforcement could have a material adverse effect on our business.

Furthermore, while China’s economy has experienced rapid growth in the past 20 years, growth has been uneven across different regions, among various economic sectors and over time. China has also in the past and may in the future experience economic downturns due to, for example, government austerity measures, changes in government policies relating to capital spending, limitations placed on the ability of commercial banks to make loans, reduced levels of exports and international trade, inflation, lack of financial liquidity, stock market volatility and global economic conditions. Any of these developments could contribute to a decline in business and consumer spending in addition to other adverse market conditions, which could adversely affect our business.

The termination and expiration or unavailability of our preferential income tax treatments in China may have a material adverse effect on our operating results.

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, our subsidiaries in China enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our subsidiaries in China may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Currently, we have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential rate applies to 2010, 2009 and 2008. We realized benefits from this 10% reduction in tax rate of $1.7 million, $1.0 million and $0.2 million for 2010, 2009, and 2008, respectively. We intend to reapply for the preferential rate for 2011. If approved, the income tax rate will remain at 15%, otherwise, we anticipate that our income tax rate in China will be 24% for 2011 and 25% thereafter.

Our subsidiaries in China are subject to restrictions on dividend payments, on making other payments to us or any other affiliated company, and on borrowing or allocating tax losses among our subsidiaries.

Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital. As of December 31, 2010, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. The statutory common reserves are not distributable as cash dividends except in the event of liquidation. In addition, current Chinese regulations prohibit inter-company borrowings or allocation of tax losses among subsidiaries in China. Further, if our subsidiaries in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Accordingly, we may not be able to move our capital easily, which could harm our business.

Restrictions on currency exchange may limit our ability to receive and use our revenue and cash effectively.

Because a substantial portion of our revenue is denominated in RMB, any restrictions on currency exchange may limit our ability to use revenue generated in RMB to fund any business activities we may have outside China or to make dividend payments in U.S. dollars. Under relevant Chinese rules and regulations, the RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, without the prior approval of the State Administration of Foreign Exchange, or SAFE. Currently, our subsidiaries in China may purchase foreign exchange for settlement of “current account transactions,” including the payment of dividends to us, without the approval of SAFE. Although Chinese government regulations now allow greater convertibility of the RMB for current account transactions, significant restrictions remain. For example, foreign exchange transactions under our primary Chinese subsidiary’s capital account, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval of SAFE. These limitations could affect the ability of our subsidiaries in China to obtain foreign exchange for capital expenditures through debt or equity financing, including by means of loans or capital contributions from us. We cannot be certain that Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. If such restrictions are imposed, our ability to adjust our capital structure or engage in foreign exchange transactions may be limited.

In August 2008, SAFE promulgated the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Circular 142, a notice regulating the conversion by foreign-invested enterprises of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within China unless specifically provided for otherwise. In addition, SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a FIE. The use of such RMB may not be changed without approval from SAFE. As a result of Circular 142, our subsidiaries in China that are considered foreign-invested enterprises may not be able to convert our capital contributions to them into RMB for equity investments or acquisitions in China.

Uncertainties with respect to China’s legal system could adversely affect the legal protection available to us.

Our operations in China are governed by Chinese laws and regulations. Our subsidiaries in China are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. China’s legal system is a civil law system based on written statutes. Unlike common law systems, it is a legal system where decided legal cases have limited value as precedents. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully-integrated legal system, and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection under contracts or law. However, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contract terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we would receive compared to more developed legal systems. In addition, protections of intellectual property rights and confidentiality in China may not be as effective as in the United States or other countries or regions with more developed legal systems. Furthermore, the legal system in China is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. All the uncertainties described above could limit the legal protections available to us.

Chinese regulations relating to offshore investment activities by Chinese residents and employee stock options granted by overseas-listed companies may increase our administrative burden, restrict our overseas and cross-border investment activity or otherwise adversely affect the implementation of our acquisition strategy. If our stockholders who are Chinese residents, or our Chinese employees who are granted or exercise stock options, fail to make any required registrations or filings under such regulations, we may be unable to distribute profits and may become subject to liability under Chinese laws.

Chinese foreign exchange regulations require Chinese residents and corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. These regulations apply to our stockholders who are Chinese residents and may apply to any offshore acquisitions that we make in the future. Pursuant to these foreign exchange regulations, Chinese residents who make, or have previously made, direct or indirect investments in offshore companies, will be required to register those investments. In addition, any Chinese resident who is a direct or indirect stockholder of an offshore company is required to file or update the registration with the local branch of SAFE, with respect to that offshore company, any material change involving its round-trip investment, capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment or creation of any security interest. If any Chinese stockholder fails to make the required SAFE registration or file or update the registration, subsidiaries in China of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their subsidiaries in China. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under Chinese laws for evasion of applicable foreign exchange restrictions. We cannot provide any assurances that all of our stockholders who are Chinese residents have made or obtained, or will make or obtain, any applicable registrations or approvals required by these foreign exchange regulations. The failure or inability of our stockholders in China to comply with the required registration procedures may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our Chinese subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans. Moreover, because of the uncertainties in the interpretation and implementation of these foreign exchange regulations, we cannot predict how they will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a domestic company in China, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by these foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese residents who are granted stock options by an overseas publicly-listed company are required, through a Chinese agent or Chinese subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures. We and our Chinese employees who have been granted stock options are subject to the Stock Option Rule. We are currently in the process of registering our stock option and appreciation plans with SAFE. If we or our optionees in China fail to comply with these regulations, we or our optionees in China may be subject to fines and legal sanctions. Several of our employees in China have exercised their stock options prior to our becoming an overseas publicly-listed company. Since there is not yet a clear regulation on how and whether Chinese employees can exercise their stock options granted by overseas private companies, it is unclear whether such exercises are permissible by Chinese laws and it is uncertain how SAFE or other government authorities will interpret or administer such regulations. Therefore, we cannot predict how such exercises will affect our business or operations. For example, we may be subject to more stringent review and approval processes with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may affect our results of operations and financial condition.

We may be obligated to withhold and pay individual income tax in China on behalf of our employees who are subject to individual income tax in China arising from the exercise of stock options. If we fail to withhold or pay such individual income tax in accordance with applicable Chinese regulations, we may be subject to certain sanctions and other penalties and may become subject to liability under Chinese laws.

The State Administration of Taxation has issued several circulars concerning employee stock options. Under these circulars, our Chinese employees (which could include both employees in China and expatriate employees subject to individual income tax in China) who exercise stock options will be subject to individual income tax in China. Our subsidiaries in China have obligations to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. However, since there is not yet a clear regulation on how and whether Chinese employees can exercise stock options granted by overseas private companies and how Chinese employers shall withhold and pay individual taxes, the relevant tax authority has verbally advised us that due to the difficulty in determining the fair market value of our shares as a private company, we did not withhold and pay the individual income tax for the exercises until after we completed our initial public offering in February 2011. Thus, we have not withheld and paid the individual income tax for the option exercises through the date of our initial public offering. However, we cannot assure you that the Chinese tax authorities will not act otherwise and request us to withhold and pay the individual income tax immediately and impose sanctions on us.

If the Chinese government determines that we failed to obtain approvals of, or registrations with, the requisite Chinese government with respect to our current and past import and export of technologies, we could be subject to sanctions.

China imposes controls on technology import and export. The term “technology import and export” is broadly defined to include, without limitation, the transfer or license of patents, software and know-how, and the provision of services in relation to technology. Depending on the nature of the relevant technology, the import and export of technology to or from China requires either approval by, or registration with, the relevant Chinese governmental authorities.

If we are found to be, or to have been, in violation of Chinese laws or regulations, the relevant regulatory authorities have broad discretion in dealing with such violation, including, but not limited to, issuing a warning, levying fines, restricting us from benefiting from these technologies inside or outside of China, confiscating our earnings generated from the import or export of such technology or even restricting our future export and import of any technology. If the Chinese government determines that our past import and export of technology were inconsistent with, or insufficient for, the proper operation of our business, we could be subject to similar sanctions. Any of these or similar sanctions could cause significant disruption to our business operations or render us unable to conduct a substantial portion of our business operations and may adversely affect our business and result of operations.

China regulation of loans and direct investment by offshore holding companies to China entities may delay or prevent us from using the proceeds we received from our initial public offering to make loans or additional capital contributions to our China subsidiaries.

In utilizing the proceeds we received from our initial public offering, we may make loans or additional capital contributions to our China subsidiaries. Any loans to our China subsidiaries are subject to China regulations and approvals. For example, any loans to our China subsidiaries to finance their activities cannot exceed statutory limits, must be registered with SAFE, or its local counterpart, and must be approved by the relevant government authorities. Any capital contributions to our China subsidiaries must be approved by the Ministry of Commerce or its local counterpart. In addition, under Circular 142, our China subsidiaries, as foreign-invested enterprises, may not be able to convert our capital contributions to them into RMB for equity investments or acquisitions in China.

We cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to our future loans or capital contributions to our China subsidiaries. If we fail to receive such registrations or approvals, our ability to use the proceeds of our initial public offering and to capitalize our China subsidiaries may be negatively affected, which could materially and adversely affect our liquidity and ability to fund and expand our business.

Dividends paid to us by our Chinese subsidiaries may be subject to Chinese withholding tax.

The EIT Law and the implementation regulations provide that a 10% withholding tax may apply to dividends payable to investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within China. The comprehensive Double Taxation Arrangement between China and Hong Kong generally reduces the withholding tax on dividends paid from a Chinese company to a Hong Kong company to 5%. Dividends paid to us by our Chinese subsidiaries will be subject to Chinese withholding tax if, as expected, we are considered a “non-resident enterprise” under the EIT Law. If dividends from our Chinese subsidiaries are subject to Chinese withholding tax, our financial condition may be adversely impacted to the extent of such tax.

Our worldwide income may be subject to Chinese tax under the EIT Law.

The EIT Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax on their worldwide income. Under the implementation regulations for the EIT Law issued by the State Council, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. If we are deemed to be a resident enterprise for Chinese tax purposes, we will be subject to Chinese tax on our worldwide income at the 25% uniform tax rate, which could have an impact on our effective tax rate and an adverse effect on our net income (loss), however, dividends paid to us by our Chinese subsidiaries may not be subject to withholding if we are deemed to be a resident enterprise.

Dividends payable by us to our investors and gains on the sale of our common stock by our foreign investors may be subject to tax under Chinese law.

Under the EIT Law and implementation regulations issued by the State Council, a 10% withholding tax is applicable to dividends payable to investors that are “non-resident enterprises.” Similarly, any gain realized on the transfer of common stock by such investors is also subject to a 10% withholding tax if such gain is regarded as income derived from sources within China. If we are determined to be a “resident enterprise,” dividends we pay on our common stock, or the gain you may realize from the transfer of our common stock, would be treated as income derived from sources within China. If we are required under the EIT Law to withhold tax from dividends payable to investors that are “non-resident enterprises,” or if a gain realized on the transfer of our common stock is subject to withholding, the value of your investment in our common stock may be materially and adversely affected.

Because a substantial portion of our business is located in China, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with Section 404 of the Sarbanes-Oxley Act and securities laws, and which could cause a material adverse impact on our consolidated financial statements, the trading price of our common stock and our business.

Chinese companies have historically not adopted a western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. Most of our middle and top management staff in China are not educated and trained in the western system, and we may have difficulty hiring new employees in China with experience and expertise relating to accounting principles generally accepted in the United States and U.S. public-company reporting requirements. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. public-company reporting requirements. We may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. This may result in material weaknesses in our internal controls which could impact the reliability of our consolidated financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act. Any such material weaknesses or lack of compliance with SEC rules and regulations could result in restatements of our historical consolidated financial statements, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded. This could lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a material adverse effect on our reputation and business.

See also “Risk Factors—Risks related to our business—If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.”

Our subsidiaries in China are subject to Chinese labor laws and regulations. Recently enacted Chinese labor laws may increase our operation costs in China.

China Labor Contract Law, effective January 1, 2008, together with its implementing rules, effective September 18, 2008, provides more protection to Chinese employees. Previously, an employer had discretionary power in deciding the probation period, not to exceed six months. Additionally, the employment contract could only be terminated for cause. Under the new rules, the probation period varies depending on contract terms and the employment contract can only be terminated during the probation period for cause upon three days notice. Additionally, an employer may not be able to terminate a contract during the probation period on the grounds of a material change of circumstances or a mass layoff. The new law also has specific provisions on conditions when an employer has to sign an employment contract with open-ended terms. If an employer fails to enter into an open-ended contract in certain circumstances, the employer must pay the employee twice their monthly wage beginning from the time the employer should have executed an open-ended contract. Additionally an employer must pay severance for nearly all terminations, including when an employer decides not to renew a fixed-term contract.

On January 1, 2008, the Regulations on Paid Annual Leaves of Staff and Workers also took effect, followed by its implementing measures effective September 18, 2008. These regulations provide that employees who have worked consecutively for one year or more are entitled to paid annual leave. An employer must guarantee that employees receive the same wage income during the annual leave period as that for the normal working period. Where an employer cannot arrange annual leave for an employee due to production needs, upon agreement with the employee, the employer must pay daily wages equal to 300% of the employee’s daily salary for each day of annual leave forfeited by such employee.

The Shenzhen municipal government, effective December 2010, issued a measure to require all government agencies, public institutions, and enterprises in Shenzhen to pay a monthly housing fund. The housing fund is designed to enhance the welfare and increase the funds available to Shenzhen employees when buying, building, renovating, or overhauling owner-occupied houses. Employee and employers are required to make equal contributions to the housing fund, which can range between 5% and 20% and we commenced making these contributions in the fourth quarter of 2010.

From time to time, the Chinese government has implemented requirements to increase the minimum wage for employees in China. These requirements have resulted in the past, and may result in the future, in higher employee costs for our personnel in China. For example, we expect that the minimum wage in Shenzhen, China will increase by 20% in April 2011. We will be required to increase wages to comply with these requirements and, potentially, more than the minimum wage adjustment requires, due to market conditions or additional government mandates. If labor costs in China continue to increase, our gross margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with personnel costs or manufacturing in traditionally higher cost countries may be diminished. These newly introduced laws and regulations may materially increase the costs of our operations in China.

The turnover of direct labor in manufacturing industries in China is high, which could adversely affect our production, shipments, and results of operations.

Employee turnover of direct labor in the manufacturing sector in China is high and retention of such personnel is a challenge to companies located in or with operations in China. Although direct labor cost does not represent a high proportion of our overall manufacturing costs, direct labor is required for the manufacture of our products. If our direct labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our direct labor turnover rates, then our results of operations could be adversely affected.

Adoption of international labor standards may increase our direct labor costs.

International standards of corporate social responsibility include strict requirements on labor work practices and overtime. As global service providers and their network equipment vendors adopt these standards, we have in the past incurred and may be required in the future to incur additional direct labor costs associated with our compliance with these standards.

If any of our subsidiaries in China becomes the subject of a bankruptcy or liquidation procedures, we may lose the ability to use its assets.

Because a substantial portion of our business and revenue are derived from China, if any of our subsidiaries in China goes bankrupt and all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our operations in China. Any delay, interruption or cessation of all or a part of our operations in China would negatively impact our ability to generate revenue and otherwise adversely affect our business.

We face risks related to health epidemics and outbreaks of contagious diseases.

Over the past several years, there have been recent reports of outbreaks of avian flu, SARS and H1N1 swine flu in Asia. Since a large portion of our operations and our customers’ and suppliers’ operations are currently based in Asia (mainly China), an outbreak of avian flu, SARS, H1N1 swine flu or other contagious diseases in Asia or elsewhere, or the perception that such outbreak could occur, and the measures taken by the governments of countries affected, including China, may result in material disruptions in our operations.

Risks related to ownership of our common stock

Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

•	fluctuations in demand for our products;

•	the timing, size and product mix of sales of our products;

•	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

•	our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner and that meet customer requirements;

•	quality control or yield problems in our manufacturing operations;

•	our ability to timely obtain adequate quantities of the components used in our products;

•	length and variability of the sales cycles of our products;

•	unanticipated increases in costs or expenses; and

•	fluctuations in foreign currency exchange rates.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations. In addition, a significant amount of our operating expenses is relatively fixed in nature due to our internal manufacturing, research and development, sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Moreover, our results of operations may not meet our announced guidance or the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly. There can be no assurance that we will be able to successfully address these risks.

Our stock price may be volatile.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of our Annual Report on Form 10-K, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.

The stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our common stock, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that research analysts publish about us and our business. The price of our common stock could decline if one or more research analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more of the research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price or trading volume to decline.

The concentration of our capital stock ownership with our principal stockholders, executive officers and directors and their affiliates will limit other stockholders’ ability to influence corporate matters.

As of February 28, 2011, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 59% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

Future sales of shares of our common stock by stockholders could depress the price of our common stock.

As of February 28, 2011, we had an aggregate of 24,626,001 shares of common stock outstanding. Of this amount, 8,625,000 shares sold pursuant to the initial public offering completed in February 2011 are currently tradable without restriction. Of the remaining shares:

•	800,938 shares will be eligible for sale in May 2011;

•

15,193,398 shares will be eligible for sale in August 2011 upon the expiration of lock-up agreements entered into with substantially all of our stockholders in connection with our initial public offering, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act; and

•	6,665 shares will be eligible for sale in the public market from time to time thereafter upon the lapse of our right of repurchase with respect to any unvested shares.

The lock-up agreements expire on July 31, 2011, subject to potential extension in the event we release earning results or material news or a material event relating to us occurs near the end of the lock-up period. Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a representative of the underwriters, may, in its discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements. Merrill Lynch, Pierce, Fenner & Smith Incorporated has agreed not to release any of the lock-up agreements with our directors and executive officers and substantially all of our stockholders without the prior written consent of Deutsche Bank Securities Inc.

In addition, we have registered 3,211,778 shares of our common stock that have been issued or reserved for future issuance under our stock incentive plans.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. In addition, the terms of our loan and security agreement with Comerica Bank restrict our ability to pay dividends. See “Dividend policy” for more information. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock that will prevail in the market after our initial public offering will ever exceed the price that you pay.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms;

•	not providing for cumulative voting in the election of directors;

•	authorizing our board of directors to issue, without stockholder approval, preferred stock rights senior to those of common stock;

•	prohibiting stockholder action by written consent;

•	limiting the persons who may call special meetings of stockholders; and

•	requiring advance notification of stockholder nominations and proposals.

In addition, we have been governed by the provisions of Section 203 of the Delaware General Corporate Law since the completion of our initial public offering. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding common stock, from engaging in certain business combinations without approval of substantially all of our stockholders for a certain period of time.

These and other provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions. See “Description of capital stock—Preferred stock” and “Description of capital stock—Anti-takeover effects of provisions of our amended and restated certificate of incorporation, our bylaws and Delaware law.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our properties consist primarily of owned and leased office and manufacturing facilities. Our corporate headquarters are located in San Jose, California and our manufacturing facilities are located in Shenzhen, China. The following schedule presents the approximate square footage of our facilities as of December 31, 2010:

Location	Square Feet	Commitment and Use
San Jose, California	63,526

Leased; 2 buildings, 24,212 square feet expiring in October 2015 and 39,314 square feet expiring in October 2019.

Used for corporate headquarters offices, wafer fabrication, and research and development.

Shenzhen, China	236,715	Owned; 1 building and 1 floor. Used for manufacturing, research and development, and sales and marketing.

Shenzhen, China	131,816	Leased; 4 buildings, expiring on various dates ranging from July 2011 to February 2013. Used for staff dormitory.

In addition, we lease a number of smaller offices in China for warehouse, manufacturing and other functions.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this Annual Report on Form 10-K, other than as described below, we are not involved in any pending legal proceedings that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. However, as described below, a certain pending dispute involves a claim by a third party that our activities infringe their intellectual property rights. This and other types of intellectual property rights claims generally involve the demand by a third party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. Claims that our products or processes infringe or misappropriate any third-party intellectual property rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time, we may pursue litigation to assert our intellectual property rights. Regardless of the merit or resolution of any such litigation, complex intellectual property litigation is generally costly and diverts the efforts and attention of our management and technical personnel which could adversely affect our business.

Finisar Corporation v. Source Photonics, Inc., et al.

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the United States District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink

Communications, Inc. and us, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the co-defendants’ respective manufacture, importation, use, sale or offer to sell certain optical transceiver products in the United States. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers, and, therefore, are being utilized in such digital diagnostic standards. On March 23, 2010, we filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims asserting that Finisar has violated state and federal competition laws and violated its obligations to license on reasonable and non-discriminatory terms. On May 5, 2010, the court dismissed without prejudice all co-defendants (including us) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each co-defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against us. We and Finisar had agreed to a 90 day tolling of our respective claims and not to refile any claims against each other until one or more specified events occur resulting in the partial or complete resolution of the litigation between Source Photonics and Finisar. On September 10, 2010, Source Photonics and Finisar settled their lawsuit, commencing the tolling period, which expired in early December 2010.

On January 18, 2011, we and Finisar again agreed to toll our respective claims and not to refile the originally asserted claims against each other until at least 90 days after one or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. At that time, Finisar will be permitted to bring a new lawsuit against us if they choose to do so. If we are unsuccessful in our defense of the Finisar patent infringement claims, a license to use the allegedly infringing technology may not be available to us at all, and if it is, it may not be available on commercially reasonable terms and therefore may limit or preclude us from competing in the market for optical transceivers in the United States, which may have a material adverse effect on our results of operations and financial condition, and otherwise materially harm our business.

Although we believe that we would have meritorious defenses to the infringement allegations and intend to defend any new similar lawsuit vigorously, there can be no assurance that we will be successful in our defense. Even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit. Further, a new lawsuit, if brought, would be likely to divert the efforts and attention of our management and technical personnel, which could harm our business.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 2, 2011, the effective date of our Registration Statement on Form S-1 (File No. 333-166096), our common stock began to trade on the New York Stock Exchange under the symbol “NPTN”. As of February 28, 2011, the closing price of our common stock as reported on the New York Stock Exchange was $18.35 and there were approximately 301 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

For equity compensation plan information refer to Item 12 of this Annual Report on Form 10-K.

In January 2010, we issued 2,401 shares of Series X preferred stock for $2,500.00 per share and received cash proceeds of $6.0 million. Proceeds from the sale of Series X preferred stock were utilized for working capital, continued expansion of our existing business and general corporate purposes. Shares of Series X preferred stock were convertible into shares of our common stock pursuant to our Amended and Restated Certificate of Incorporation. In connection with the closing of our initial public offering in February 2011, all of the shares of Series X preferred stock outstanding automatically converted into shares of common stock on a 400-for-1 basis. The shares of Series X preferred stock were sold to certain of our existing investors, and no underwriters were involved in this transaction. In connection with the issuance of Series X preferred, we filed a Form D, Notice of Exempt Offering of Securities with the Securities and Exchange Commission pursuant to Rule 506 of Section 4(2) of the Securities Act of 1933, as amended, and in the States of California, Colorado, Georgia, Illinois and Virginia. For further information, see Note 10 of Item 8, Notes to Consolidated Financial Statements.

On February 2, 2011, our registration statement on Form S-1 (File No. 333-166096) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 8,625,000 shares of common stock, including the full underwriters’ over-allotment option, at a public offering price of $11.00 per share. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. acted as the managing underwriters for our initial public offering. The offering was completed February 7, 2011. As a result of our initial public offering, we received net proceeds of $88.2 million before offering expenses. None of such payments were a direct or indirect payment to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or any of our other affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes.

We derived the consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our consolidated financial statements, which are not included in this Annual Report on Form 10-K and have been revised to reflect the adoption of revised authoritative guidance relating to accounting and reporting for the noncontrolling interest in a subsidiary. Our historical results are not necessarily indicative of our future results.

	Year ended December 31,
Consolidated Statement of Operations Data:	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
Revenue	$184,139	$155,062	$133,989	$95,825	$83,357
Cost of goods sold (1) (2)	128,147	114,572	109,439	83,475	71,453

Gross profit	55,992	40,490	24,550	12,350	11,904
Operating expenses:
Research and development (1)	21,549	17,266	21,480	23,076	20,315
Sales and marketing (1)	10,176	9,587	10,435	10,123	7,753
General and administrative (1)	16,985	15,448	14,581	13,142	10,995
Acquired in-process research and development (2)	—	—	—	—	8,736
Amortization of purchased intangible assets (2)	1,144	1,136	1,665	1,826	922
Asset impairment charges (3)	—	1,233	4,047	6,138	—
Restructuring charges	—	—	1,383	—	—

Total operating expenses	49,854	44,670	53,591	54,305	48,721

Income (loss) from operations	6,138	(4,180)	(29,041)	(41,955)	(36,817)

Interest and other income (expense):
Interest income	207	345	448	1,496	1,755
Interest expense	(724)	(1,046)	(1,692)	(1,249)	(747)
Other income (expense), net	(68)	(64)	432	319	(157)

Total interest and other income (expense), net	(585)	(765)	(812)	566	851

Income (loss) before income taxes	5,553	(4,945)	(29,853)	(41,389)	(35,966)
Benefit from (provision for) income taxes	(2,282)	(1,902)	1,812	(86)	241

Net income (loss)	3,271	(6,847)	(28,041)	(41,475)	(35,725)
Net loss attributable to noncontrolling interests (4)	(80)	(116)	(13)	8	22

Net income (loss) attributable to NeoPhotonics Corporation	3,191	(6,963)	(28,054)	(41,467)	(35,703)
Accretion of redeemable convertible preferred stock	(113)	(153)	(428)	—	—

Net income (loss) attributable to NeoPhotonics Corporation common stockholders	$3,078	$(7,116)	$(28,482)	$(41,467)	$(35,703)

	Year ended December 31,
Consolidated Statement of Operations Data:	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	$—	$(3.72)	$(14.80)	$(22.34)	$(21.19)

Diluted	$—	$(3.72)	$(14.80)	$(22.34)	$(21.19)

Weighted average shares used to compute net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	1,945,111	1,913,117	1,924,141	1,856,215	1,684,599

Diluted	3,035,786	1,913,117	1,924,141	1,856,215	1,684,599

	Year ended December 31,
Consolidated Balance Sheet Data:	2010	2009	2008	2007	2006
	(in thousands)
Cash and cash equivalents	$25,465	$43,420	$28,741	$13,663	$50,629
Restricted cash	3,027	3,286	1,516	1,652	1,269
Short-term investments	—	—	—	4,112	6,006
Working capital (5)	44,129	44,167	30,583	26,012	51,417
Total assets	172,495	162,248	154,776	167,116	138,896
Long-term debt (including current portion)	8,836	8,147	17,740	13,970	2,724
Redeemable convertible preferred stock	211,541	205,450	196,430	164,789	164,789
Common stock and additional paid-in capital	93,354	91,899	91,281	90,714	89,390
Total deficit	(109,638)	(119,582)	(113,023)	(88,285)	(50,756)

(1)	These expenses include stock-based compensation expense. Stock-based compensation expense for employee stock options granted on or before December 31, 2005 was accounted for as the difference, if any, between the exercise price and the fair value of the common stock on the date of grant. Stock-based compensation expense for employee stock options granted on or after January 1, 2006 is accounted for at fair value, using the Black-Scholes option pricing model. Stock-based compensation expense is recognized over the vesting period of the stock options and was included in cost of goods sold and operating expenses as follows:

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Cost of goods sold	$106	$53	$125	$130	$128
Research and development	373	228	314	435	409
Sales and marketing	378	180	177	226	200
General and administrative	741	520	512	545	371

Total	$1,598	$981	$1,128	$1,336	$1,108

(2)

In 2005, we acquired approximately 81.5% of Shenzhen Photon Technology Co., Ltd., in 2006 we acquired another 18.1% interest and in April 2010 we acquired the remaining 0.4% of outstanding shares. Also in 2005, we invested in 7.7% of the outstanding shares of BeamExpress, Inc. and, in 2006, we acquired BeamExpress, Inc. by purchasing the remaining shares. In 2006, we acquired Optun, Inc., Lightconnect, Inc. and the assets and liabilities of Paxera Corporation. These acquisitions were accounted for using the purchase method of accounting. Consideration was allocated to the assets acquired and liabilities assumed based on their fair values, including intangible assets and in-process research and development, and the residual was recorded to goodwill. In-process research and development was expensed at the date of acquisition and the intangible assets are being amortized in cost of goods sold and in operating expenses over their respective useful lives. The results of operations for these acquired businesses are included in our consolidated results of operations from the date of acquisition.
(3)	In 2007, we recorded asset impairment charges relating to goodwill of $5.9 million and intangible assets of $0.2 million, both relating to our acquisition of BeamExpress Inc. in 2006. In 2008, we recorded asset impairment charges relating to intangible assets of $3.3 million and property and equipment of $0.7 million, both triggered by our decision to discontinue development of a product relating to our acquisition of Paxera Corporation in 2006. In 2009, we entered into an agreement to sell our ownership interest in Shenzhen Archcom Technology Co., Ltd, or Archcom, for less than our share of the net assets of Archcom and, as a result, we recognized an impairment charge of $0.8 million. In 2009, we also recorded an asset impairment charge of $0.4 million resulting from the write-off of machinery and equipment no longer in use. For further information, see Note 5 of Notes to Consolidated Financial Statements.
(4)	Net income (loss) attributable to noncontrolling interests represents the noncontrolling shareholders’ proportionate share of the results of operations of our majority-owned subsidiaries. For further information, see Note 14 of Notes to Consolidated Financial Statements.
(5)	Working capital is defined as total current assets less total current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of Part I of this Annual Report on Form 10-K regarding forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors.”

Business overview

We are a leading designer and manufacturer of PIC-based modules and subsystems for bandwidth-intensive, high-speed communications networks.

Our products are designed to enable high-speed transmission rates and efficient allocation of bandwidth over optical networks with high quality and low costs. Our PIC technology utilizes proprietary design elements that provide optical functionality on a silicon chip. PIC devices can integrate many more functional elements than discretely packaged components, enabling increased functionality in a small form factor while reducing packaging and interconnection costs. In addition, the cost advantages of PIC-based components are similar to the economics of semiconductor wafer mass manufacturing, where the marginal cost of producing an incremental chip is much less than that of a discrete component.

We have research and development and wafer fabrication facilities in San Jose, California which coordinate with our research and development and manufacturing facilities in Shenzhen, China. We utilize proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing capabilities. We sell our products to the leading network equipment vendors globally, including ADVA AG Optical Networking Ltd., Alcatel-Lucent SA, Ciena Corporation (including its recent acquisition of Nortel’s Metro Ethernet Networks business), Cisco Systems, Inc., FiberHome Technologies Group, ECI Telecom Ltd., Telefonaktiebolaget LM Ericsson, Fujitsu Limited, Harmonic, Inc., Huawei Technologies Co., Ltd., Mitsubishi Electric Corporation, NEC Corporation, Nokia Siemens Networks B.V. and ZTE Corporation. We refer to these companies as our Tier 1 customers.

We operate a sales model that focuses on direct alignment with our customers through coordination of our sales, product engineering and manufacturing teams. Our sales and marketing organizations support our strategy of increasing product penetration with our Tier 1 customers while also serving our broader customer base. We use a direct sales force in the United States, China, Canada, Israel, Japan, Russia and the European Union. These individuals work with our product engineers, and product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs. We also engage independent commissioned representatives and distributors worldwide to extend our global reach.

We changed our name to NeoPhotonics Corporation in 2002 after having been incorporated as NanoGram Corporation in October 1996 in the State of Delaware. During 2002 and 2003, we spun out two new companies, NanoGram Devices Corporation, a medical device battery company, and NanoGram Corporation, a nanomaterials applications company. NanoGram Devices was subsequently acquired by Greatbatch Inc. NanoGram Corporation was acquired by Teijin Limited in July 2010. In November 2003, we filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of California. Our plan of reorganization was substantially consummated in March 2004, at which point we emerged from bankruptcy. In addition, we have completed several acquisitions as follows:

•	In March 2003, we acquired Lightwave Microsystems Corporation, a developer and fabricator of photonic integrated circuits;

•	In March 2006, we completed the acquisition of Photon Technology Co., Ltd. (now named NeoPhotonics (China) Co., Ltd.), a manufacturer of active optoelectronics, transceivers and modules;

•	In June 2006, we acquired Lightconnect, Inc., which expanded our product portfolio by adding a line of micro-electromechanical systems based optical components and modules;

•	In June 2006, we acquired OpTun, Inc., a developer of ROADM technology;

•	In August 2006, we completed an acquisition of BeamExpress, Inc., an integrator of active indium phosphide telecommunications devices in parallel optics high-speed transceivers;

•	In November 2006, we acquired Paxera Corporation, a developer of tunable technology for dynamically reconfigurable networks; and

•	In February 2008, we acquired certain assets and intellectual property from Mitsubishi Electric Corporation relating to the manufacture of high-speed transceivers.

The amortization of intangible assets relative to these acquisitions is expected to be $0.8 million, $0.3 million and $0.1 million for the years ending December 31, 2011, 2012 and 2013, respectively, and will continue to decline until fully amortized.

In February 2011, we completed our initial public offering of 8,625,000 shares of common stock, including the full underwriters’ over-allotment option, at a public offering price of $11.00 per share. Our initial public offering generated net proceeds of $88.2 million before offering expenses. In connection with the closing of the initial public offering, all of the shares of our Series 1, Series 2 and Series 3 preferred stock then outstanding automatically converted into 6,639,513 shares of common stock on a 1-for-1 basis and all of the shares of our Series X preferred stock then outstanding automatically converted into 7,398,976 shares of common stock on a 400-for-1 basis.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and cash flow, and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, stock-based compensation expense, impairment analysis of goodwill and long-lived assets, valuation of inventory, warranty liabilities and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe that of our significant accounting policies, which are described in Note 2 of Notes to Consolidated Financial Statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Revenue recognition

We recognize revenue from the sale of our products provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Contracts and/or customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and the customer’s payment history.

Revenue is recognized when the product is shipped and title has transferred to the buyer. We bear all costs and risks of loss or damage to the goods up to that point. On most orders, our terms of sale provide that title passes to the buyer upon shipment by us. In certain cases, our terms of sale may provide that title passes to the buyer upon delivery of the goods to the buyer. We determine payments made to third-party sales representatives are appropriately recorded to sales and marketing expense and not a reduction of revenue as the sales agent services they provide have an identifiable benefit and are made at similar rates of other sales agent service providers. Shipping and handling costs are included in the cost of goods sold. We present revenue net of sales taxes and any similar assessments.

We recognize revenue on sales to distributors, using the “sell in” method (i.e., when product is sold to the distributor) at the time of shipment or delivery, as our distributors do not have extended rights of return or subsequent price discounts or price protections.

Stock-based compensation expense

Our stock-based compensation expense was recorded as follows:

	Years ended December 31,
(in thousands)	2010	2009	2008
Cost of goods sold	$106	$53	$125
Research and development	373	228	314
Sales and marketing	378	180	177
General and administrative	741	520	512

	$1,598	$981	$1,128

Effective January 1, 2006, we adopted new authoritative accounting guidance for stock-based compensation expense, which requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award. We adopted the new guidance using the prospective transition method. Under this transition method, beginning January 1, 2006, employee stock-based compensation expense includes: (1) compensation cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value method and (2) compensation cost for all stock-based awards granted or modified subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the new guidance.

Our determination of the fair value of stock-based payment awards on the measurement date utilizes the Black-Scholes option pricing model, and is impacted by our common stock price as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected common stock price volatility over the term of the option awards, projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date), risk-free interest rates and expected dividends.

The fair value is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense includes the impact of estimated forfeitures. We estimate future forfeitures at the date of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Black-Scholes pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair value of our stock-based awards. Consequently, there is a risk that our estimates of the fair value of our stock-based awards on the grant dates may bear little resemblance to the actual values realized upon exercise. Stock options may expire or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our consolidated financial statements.

For the years ended December 31, 2010, 2009 and 2008, we calculated the fair value of stock options granted to employees using the Black-Scholes pricing model with the following assumptions:

	Years ended December 31,
	2010	2009	2008
Weighted-average expected term (years)	6.59	6.00	5.84
Weighted-average volatility	73%	79%	77%
Risk-free interest rate	2.51% – 3.19%	2.15% – 3.12%	2.81% – 3.45%
Expected dividends	0%	0%	0%

In addition to the assumptions used to calculate the fair value of our options, we are required to estimate the expected forfeiture rate of all stock-based awards and only recognize expense for those awards we expect to vest. Accordingly, the stock-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2010 has been reduced for estimated forfeitures. If we were to change our estimate of forfeiture rates, the amount of stock-based compensation expense could differ, materially under certain circumstances, from the amount recognized in our consolidated financial statements. For example, if we had decreased our estimate of expected forfeitures by 50%, our stock-based compensation expense for the year ended December 31, 2010, net of expected forfeitures, would have increased by $263,000. This decrease in our estimate of expected forfeitures would increase the amount of expense for all unvested awards that have not yet been recognized by $430,000 as of December 31, 2010, which would be amortized over a weighted-average period of 3.0 years. In addition, if our stock-based compensation expense increases in the future, the impact of a change in the estimated forfeiture rate could be more significant.

As of December 31, 2010, we had 301,594 stock appreciation units issued and outstanding, respectively. These stock appreciation units are not exercisable by any recipient until the earliest to occur of the following: (i) the expiration of the period of time agreed to between our underwriters and certain of our stockholders selected by the underwriters in connection with a public offering of the stock, or (ii) upon the consummation of a change in control, which means a sale of all or substantially all of our assets, or a merger, consolidation or other capital reorganization or business combination transaction with or into another corporation or entity. Because neither of these events has occurred and therefore recipients are not able to exercise their units, no compensation expense has been recognized to date relative to these awards. Upon the occurrence of either of the two events, we would recognize compensation expense and corresponding liability equal to the number of vested and outstanding stock appreciation units multiplied by the fair value, calculated using the Black-Scholes option pricing model, on that date.

Stock-based compensation expense subsequent to December 31, 2010 will include an estimate of a catch-up expense for stock appreciation units previously granted to certain employees as well as the ongoing expense relating to the portion of these awards vesting after our initial public offering in February 2011. Prior to our initial public offering, no expense was recognized for these awards given their contingent nature. The expense will be calculated using the Black-Scholes option pricing model and will include the value of our common stock, which could vary significantly.

In addition, we plan to issue stock purchase rights under our 2010 Employee Stock Purchase Plan, and we may also issue additional stock-based equity awards under our 2010 Equity Incentive Plan, which will result in additional stock-based compensation expense.

Goodwill and long-lived assets

Goodwill is evaluated, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Our annual goodwill impairment testing is performed on December 31 of each year. Goodwill is reviewed for impairment utilizing a two-step process. First, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. We did not recognize any goodwill impairment charges during the years ended December 31, 2010, 2009 or 2008.

Depreciation and amortization of the intangible assets and other long-lived assets is provided using the straight-line method over their respective estimated useful lives, reflecting the pattern of economic benefits associated with these assets. Changes in circumstances such as technological advances, changes to our business model, or changes in our capital strategy could cause the actual useful lives of intangible assets or other long-lived assets to differ from initial estimates. In those cases where we determine that the useful life of an asset should be revised, we depreciate the remaining net book value over the new estimated useful life.

These assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable based on their future cash flows. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. The assets evaluated for impairment are grouped, based on our judgment, with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value. We did not record any asset impairment charges related to finite-lived assets during the year ended December 31, 2010. During the years ended December 31, 2009 and 2008, we recorded asset impairment charges of $1.2 million and $4.0 million, respectively.

Valuation of inventories

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventories in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs which would be charged to cost of goods sold. Any write-downs would have an adverse impact on our gross margin. During the years ended December 31, 2010, 2009 and 2008, we recorded excess and obsolete inventory charges of $1.2 million, $1.1 million and $0.0 million, respectively.

Warranty liabilities

We provide warranties to cover defects in workmanship, materials and manufacturing of our products for a period of one to two years to meet stated functionality specifications. From time to time, we have agreed, and may agree, to warranty provisions providing for extended terms or with a greater scope. Products are tested against specified functionality requirements prior to delivery, but we nevertheless from time to time experience claims under our warranty guarantees. We accrue for estimated warranty costs under those guarantees based upon historical experience, and for specific items at the time their existence is known and the amounts are determinable. A provision for estimated future costs related to warranty activities is charged to cost of goods sold based upon historical product failure rates and historical costs incurred in correcting product failures. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin and profitability would be adversely affected. During the years ended December 31, 2010, 2009 and 2008, we recorded warranty expense of $0.4 million, $0.4 million and $0.5 million, respectively.

Accounting for income taxes

We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, generally all expected future events, other than enactments or changes in tax law or rates, are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

We operate in various tax jurisdictions and are subject to audit by various tax authorities. We provide for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relevant tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

Tax effects of a position are recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. At December 31, 2010, we had $5.1 million of unrecognized tax benefits, $169,000 of which would affect our effective tax rate if recognized.

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We estimate actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets.

At December 31, 2010, we had total net deferred tax assets of $56.9 million, primarily comprised of U.S. federal and state NOL carryforwards, and a related valuation allowance of $56.4 million, primarily against our U.S. net deferred tax assets, as we believe that sufficient uncertainty exists regarding the realizability of these deferred tax assets. Our net deferred tax assets consist primarily of NOL carryforwards generated in the United States. Realizability of deferred tax assets is deemed appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded U.S. cumulative net losses, we have provided a full valuation allowance against our U.S. deferred tax assets. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. Under certain conditions related to our future profitability and other business factors, we believe it is possible our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that we will realize the tax benefit of our NOL carryforwards. If that is the case, subject to review of other qualitative factors and uncertainties, we would reverse the remaining deferred tax asset valuation allowance as a reduction of tax expense. For the periods following the recognition of this tax benefit and to the extent we are profitable, we will record a tax provision for which the actual payment may be offset against our accumulated NOL carryforwards. However, our tax rate may significantly increase in future periods.

We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statement of operations in the period that the adjustment is determined to be required.

We pay withholding taxes on royalty income from foreign sources. In 2010, these payments were offset by a refund from a favorable tax ruling in China and resulted in net impact of zero to our income tax expense. Although there is a U.S. foreign tax credit for foreign income taxes paid, we do not record a benefit from these foreign tax credits, due to our full valuation allowance on our U.S. deferred tax assets.

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. Revenue is recognized upon delivery of our product to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in RMB or U.S. dollars. For the year ended December 31, 2010, 58% of our sales were derived from our China-based subsidiaries, the majority of which were denominated in RMB. Revenue is driven by the volume of shipments and may be impacted by pricing pressures. We have generated most of our revenue from a limited number of customers. Given the high concentration of network equipment vendors in our industry, our top ten customers represented 89%, 83% and 71% of our revenue in 2010, 2009 and 2008, respectively.

	Years ended December 31,
(in thousands)	2010	2009	2008
Total revenue	$184,139	$155,062	$133,989

Total revenue increased by $29.1 million in 2010 compared to 2009, representing a 19% increase. The increase in revenue was primarily attributable to an increase in demand for our speed and agility products, as customers began to deploy more sophisticated product offerings, plus additional design wins and overall market expansion. Although sales increased on a global basis, the increase was primarily realized in China and the United States.

Total revenue increased by $21.1 million in 2009 compared to 2008, representing a 16% increase. The increase in revenue was primarily attributable to a $33.5 million increase in revenue from our customers in China. The increase in revenue from customers in China was primarily due to increased demand for our speed, agility and access products resulting from the 3G wireless buildout, partially relating to the economic stimulus program in China, as well as our launch of new products in 2009. The increase in revenue from customers in China was partially offset by lower revenue from other regions of the world, primarily due to a decrease in revenue in the United States and Japan of $7.9 million from 2008 to 2009. The lower demand in the United States and Japan was primarily driven by lower capital spending by service providers given recessionary economic conditions in 2009.

We expect that our revenue for 2011 will be higher than our revenue for 2010. We also expect that a significant portion of our revenue will continue to be derived from a limited number of customers, as a result of growth in purchases by our key China, U.S. and European customers. We expect a significant portion of our sales to be denominated in foreign currencies in the future, and therefore may be effected by changes in foreign exchange rates.

Cost of goods sold and gross margin

Our cost of goods sold consists primarily of the cost to produce wafers and to manufacture and test our products. We have a global set of suppliers to help balance considerations related to product availability, quality and cost. Components of our cost of goods sold are denominated primarily in RMB. Our manufacturing process extends from wafer fabrication through final module and subsystem assembly and test. The cost of our manufacturing, assembly and test processes includes the cost of personnel and the cost of our manufacturing equipment and facilities. Our cost of goods sold is impacted by manufacturing variances such as assembly and test yields and production volume. We typically experience lower yields and higher associated costs on new products. In general, our cost of goods sold associated with a particular product declines over time as a result of decreases in wafer costs associated with the increase in the volume of wafers produced, as well as yield improvements and assembly and test enhancements. Additionally, our cost of goods sold includes reserves for excess and obsolete inventory, royalty payments, amortization of certain purchased intangible assets, warranty, shipping and allocated facilities costs.

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volume, production volume compared to sales over time, the mix of products sold, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, any reserves for excess and obsolete inventories and changes in the average selling prices of our products. Our newer and more advanced products typically have higher average selling prices and higher gross margins. Average selling prices by product typically decline as a result of periodic negotiations with our customers and competitive pressures. We strive to increase our gross margin as we seek to manage the costs of our supply chain and increase productivity in our manufacturing processes.

	Years ended December 31,
	2010		2009		2008
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
Cost of goods sold	$128,147	70%	$114,572	74%	$109,439	82%

	Years ended December 31,
	2010	2009	2008
Gross margin	30%	26%	18%

Cost of goods sold increased by $13.6 million in 2010 compared to 2009, representing a 12% increase. Cost of goods sold increased primarily from higher sales volumes and additional direct labor and overhead costs, offset by lower material costs and improved manufacturing utilization in 2010, and a decrease in amortization of purchased intangible assets, as these assets became fully amortized. Gross margin was 30% for 2010, compared to 26% for 2009. The improvement in gross margin primarily resulted from the increase in sales of our higher-margin agility products in 2010, combined with higher cost leveraging and lower material costs resulting from manufacturing cost reductions.

Cost of goods sold increased by $5.1 million in 2009 compared to 2008, representing a 5% increase. Cost of goods sold increased primarily due to an increase in sales volumes and higher sales of our higher cost PIC products, offset by efficiencies obtained in the manufacturing process, including higher wafer yields due to design improvements, reduced testing needed for more mature product offerings and improved manufacturing utilization. In addition, expense related to excess and obsolete inventories increased by $1.1 million in 2009 compared to 2008, primarily as a result of integrating our cable television portfolio during 2009. Similarly, the improvement in gross margin is primarily attributable to these impacts.

We expect that our gross margins are likely to continue to fluctuate as our revenues change over time due to a number of factors, including those mentioned above. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate particularly in the quarter in which the negotiations occurred. Also, effective December 2010, our China subsidiaries incurred an additional 5% increase in payroll taxes in accordance with the new housing fund requirement issued by Shenzhen municipal government. Subsequent to our initial public offering in February 2011, the stock-based compensation expense estimate will include an estimate of a catch-up expense for stock appreciation units previously granted to certain employees as well as the ongoing expense relating to the portion of these awards vesting after our initial public offering in February 2011. This expense will be based in part on our stock price at the relevant period end and thus can vary materially from estimates. Due to the fact that the compensation costs for many of our China-based employees are included in cost of goods sold, the added housing fund payroll tax and higher stock-based compensation expense as a result of vesting of stock appreciation rights is expected to adversely affect gross margin in future periods.

Operating expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative, amortization of purchased intangible assets, asset impairment charges and restructuring charges.

Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. Although our operating expenses are denominated primarily in RMB and U.S. dollars, most are denominated in U.S. dollars.

	Years ended December 31,
	2010		2009		2008
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
Research and development	$21,549	12%	$17,266	11%	$21,480	16%
Sales and marketing	10,176	5	9,587	6	10,435	8
General and administrative	16,985	9	15,448	10	14,581	11
Amortization of purchased intangible assets	1,144	1	1,136	1	1,665	1
Asset impairment charges	—	—	1,233	1	4,047	3
Restructuring charges	—	—	—	—	1,383	1

Total operating expenses	$49,854	27%	$44,670	29%	$53,591	40%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased by $4.3 million in 2010 compared to 2009, representing a 25% increase. This increase was primarily due to a $2.5 million increase in additional payroll and employee-related cost in conjunction with increased number of research and development professionals in 2010 and a $2.1 million increase in material usage, project management and design services, and prototype expenses in 2010 as we invested in additional resources to support future anticipated demand, partially offset by a $0.3 million decrease in depreciation as part of our assets were fully depreciated and new assets were placed into service later in 2010.

Research and development expense decreased by $4.2 million in 2009 compared to 2008, representing a 20% decrease. This was primarily due to several factors, such as strategic reductions in spending, including a $2.0 million reduction in employee costs. This reduction in employee costs resulted from our reduction in workforce implemented at the end of 2008. In addition, the decrease was due to a reduction in development and prototype expenses of $1.3 million, redeployment of resources from research and development to manufacturing of $0.5 million and lower depreciation charges of $0.4 million during 2009.

We expect research and development expense to increase as we enhance and expand our product offerings and higher stock-based compensation expense as a result of vesting and remeasurement of stock appreciation rights. As a percentage of total revenues, our research and development expense may vary as our revenue changes over time.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs and services and facility costs.

Sales and marketing expense increased by $0.6 million in 2010 compared to 2009, representing a 6% increase. The increase was primarily due to a $1.0 million increase in employee-related costs and sales commissions, partially offset by a $0.3 million decrease in bad debt expense as a result of improved collections.

Sales and marketing expense decreased by $0.8 million in 2009 compared to 2008, representing an 8% decrease. This decrease was primarily due to $0.6 million in lower external sales commissions expense and a $0.3 million reduction in employee costs resulting from our reduction in workforce implemented at the end of 2008, partially offset by an increase in bad debt expense of $0.2 million due to higher defaults of regional foreign cable TV customers in 2009.

We expect sales and marketing expense to increase as we expand our marketing activities, increase the number of sales and marketing professionals and incur higher stock-based compensation expense and employee-related costs accordingly. As a percentage of total revenues, our sales and marketing expense may vary as our revenue changes over time.

General and administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation of capital equipment and facility costs.

General and administrative expense increased by $1.5 million in 2010 compared to 2009, representing a 10% increase. This increase was primarily due to increases in legal costs of $1.0 million, personnel costs of $0.4 million, and increases in accounting and tax related costs of $0.5 million, partially offset by lower facilities-related costs of $0.2 million.

General and administrative expense increased by $0.9 million in 2009 compared to 2008, representing a 6% increase. This was primarily due to an increase in accounting, consulting and advisory costs of $0.4 million and an increase in employee expenses of $0.3 million, due to an increase in incentive-based compensation expense, partially offset by reduced salary-related expense resulting from our reduction in workforce implemented at the end of 2008.

We expect general and administrative expense to increase in the short term, as we develop infrastructure necessary to operate as a public company, including increased accounting and legal fees, costs to comply with the Sarbanes-Oxley Act and the rules and regulations applicable to companies listed on a national stock exchange, as well as investor relations expense and higher insurance premiums. As a percentage of total revenue, our general and administrative expense may vary as our revenue changes over time.

Amortization of purchased intangible assets

We completed a series of business acquisitions in 2005 and 2006, which included the acquisition of intangible assets. These intangible assets are being amortized over their estimated useful lives.

Amortization of purchased intangible assets remained flat in 2010 compared to 2009, as we continue to amortize intangible assets associated with business acquisitions made prior to 2007.

Amortization of purchased intangible assets decreased by $0.5 million in 2009 compared to 2008 due to the impairment of intangible assets recognized in 2008 as a result of our decision to discontinue development of a product relating to our acquisition of Paxera Corporation. The impairment resulted in lower amortization of purchased intangible assets in 2009.

We expect amortization of purchased intangible assets to decrease as some of our purchased intangible assets were fully amortized in 2010.

Asset impairment charges

We record asset impairment charges when it is determined that the carrying value of our assets is not recoverable.

We did not incur any asset impairment charges in 2010 compared to $1.2 million in 2009 and $4.0 million in 2008.

In 2009, we entered into an agreement to sell our 55% ownership interest in Shenzhen Archcom Technology Co., Ltd., or Archcom, for $1.1 million, which was less than our share of the value in the net assets of Archcom. This transaction was completed as of March 31, 2010. As a result, we recognized an impairment charge of $0.8 million in the year ended December 31, 2009, of which $0.2 million was related to tangible fixed assets and the remaining $0.6 million was recorded as an accrual for the expected loss on sale. In addition, in 2009, we recorded an impairment charge of $0.4 million resulting from the write-off of machinery and equipment no longer in use.

In 2008, we discontinued the development of a tunable laser product based on recognized operating losses and the projection of future losses relative to that product. As a result of the discontinuance, we concluded that certain asset groups associated with the product were impaired and an asset impairment charge of $4.0 million was recognized in the year ended December 31, 2008, of which $3.3 million was related to purchased intangible assets and $0.7 million was related to tangible fixed assets.

Asset impairment charges are based on individual facts and circumstances and are not otherwise considered a recurring expense. Although we have recognized impairment charges in 2009 and 2008, this is not necessarily indicative of future periods.

Restructuring charges

We did not incur any restructuring charges in 2010 and 2009.

During the third quarter of 2008, we initiated a restructuring plan as part of a companywide cost saving initiative aimed to reduce operating costs by moving manufacturing operations from the United States to our primary subsidiary in China. We recorded $1.3 million of expense for severance costs resulting from involuntary termination of employees located in the United States and China and $0.1 million of expense related to a facility closure.

The cost savings resulting from our restructuring plans have been fully reflected in the financial statements presented and we do not anticipate any incremental cost savings in the future as a result of the restructuring plan implemented in 2008.

Interest and other income (expense), net

Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts paid for interest on our short-term and long-term debt borrowings. Other income (expense), net is primarily made up of government subsidies, share of loss of unconsolidated investee and foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and the foreign currency transaction gains and losses of our subsidiaries in China primarily result from their transactions in U.S. dollars.

	Years ended December 31,
(in thousands)	2010	2009	2008
Interest income	$207	$345	$448
Interest expense	(724)	(1,046)	(1,692)
Other income (expense), net	(68)	(64)	432

Total	$(585)	$(765)	$(812)

Total interest and other income (expense), net decreased by $0.2 million in 2010 compared to 2009, representing a 24% decrease. The decrease was primarily related to a reduction in interest expense associated with lower outstanding debt in 2010 and lower foreign exchange loss. The decrease was partially offset by a reduction in interest income, primarily due to lower cash balances. Other income (expense), net remained flat in 2010 compared to 2009 primarily due to a $0.6 million share of loss of unconsolidated investee, partially offset by a $0.3 million increase in government subsidies received by our China subsidiaries and a $0.2 million decrease in other non-operating material sales in 2010.

Total interest and other income (expense), net remained flat in 2009 compared to 2008. Interest income decreased by $0.1 million in 2009 compared to 2008. While we maintained higher cash balances in 2009, our cash was invested in money market funds with lower interest rates in 2009, but was invested in higher yielding short-term investments for part of 2008. Interest expense decreased by $0.6 million in 2009 compared to 2008 primarily as a result of paying off one of our term loans in 2008, amortization of debt issuance costs on our U.S. term loans and a lower average balance outstanding under our lines of credit in China in 2009, as compared to 2008. Other income (expense), net changed by $0.5 million in 2009 compared to 2008 primarily due to our subsidiaries in China realizing more foreign currency transaction gains on transactions denominated in U.S. dollars in 2008 when the RMB appreciated against the U.S. dollar.

In the future, interest income will depend on our average cash balances and our investment decisions. We expect interest income to increase in 2011 as a result of proceeds from our initial public offering completed in February 2011. We expect interest expense to vary based on outstanding debt obligations.

Income taxes

We conduct our business globally. However, our operating income is subject to varying rates of tax in the United States and China. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. Historically, we have experienced net losses in the United States and in the short term, we expect this trend to continue. In China, one of our subsidiaries has qualified for a preferential 15% tax rate available for high technology enterprises. The preferential rate applies to 2010, 2009 and 2008. We realized benefits from this 10% reduction in tax rate of $1.7 million, $1.0 million, and $0.2 million for 2010, 2009 and 2008, respectively. We intend to reapply for the preferential rate for 2011. If approved, the rate will remain at 15% for 2011, 2012 and 2013, otherwise, the rate will be 24% for 2011 and 25% thereafter. In 2009, our cash tax liability in China was partially offset by the utilization of NOL carryforwards. In future periods, we expect that our operations in China will not have sufficient NOL carryforwards to offset any future cash tax obligation in China.

	Years ended December 31,
(in thousands, except percentages)	2010	2009	2008
Benefit from (provision for) income taxes	$(2,282)	$(1,902)	$1,812
Effective tax rate	41%	(39)%	6%

Our effective tax rate was 41% in 2010, compared with an effective tax rate of negative 39% in 2009. Our operating income is subject to varying rates of tax in the United States and foreign subsidiaries. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. In 2010, our tax expense incurred was primarily related to the earnings generated by our foreign subsidiaries. Our withholding taxes on royalty income from foreign sources were offset by a refund from a favorable tax ruling in China and resulted in net impact of zero to our income tax expense in 2010. In 2009, we incurred tax expense despite a consolidated loss before income taxes, primarily due to foreign income taxes paid based on earnings generated by our foreign subsidiaries of $1.2 million and withholding taxes on royalties received from our foreign subsidiaries of $0.8 million.

The effective tax rate was negative 39% in 2009, compared with an effective tax rate of 6% in 2008. The income tax benefit for 2008 primarily resulted from amortization of a deferred tax liability of $1.3 million relating to intangible assets in a foreign subsidiary and the recognition of refundable U.S. research and development credits of $0.2 million.

Liquidity and capital resources

Until the consummation of our initial public offering in February 2011, we financed our operations through private sales of equity securities and cash generated from operations and from various lending arrangements. At December 31, 2010, our cash and cash equivalents totaled $25.5 million. Cash and cash equivalents were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to increase our manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

A customary business practice in China is for customers to exchange our accounts receivable with notes receivable issued by their bank. From time to time we accept notes receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months, and such notes receivable may be redeemed with the issuing bank prior to maturity at a discount. Historically, we have collected on the notes receivable in full at the time of maturity.

Frequently, we also direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. Our Chinese subsidiaries’ banks issue the notes to vendors and issue payment to the vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within six months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our subsidiaries in China. These balances are classified as restricted cash on our consolidated balance sheets. As of December 31, 2010, our restricted cash totaled $3.0 million.

We have lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the United States, which was amended in December 2009, and several line of credit arrangements for our subsidiaries in China.

As of December 31, 2010, our loan and security agreement in the United States included the following:

•

An $8.0 million revolving line of credit. Amounts available under the revolving line of credit are reduced by any commercial or stand-by letters of credit issued under the facility. As of December 31, 2010, we had outstanding $3.0 million under the revolving line of credit and a $5.0 million letter of credit supporting our China line of credit facility. The $3.0 million outstanding under the line of credit is due in December 2011. As of December 31, 2010, $0.0 million was available under the revolving line of credit.

•

A $9.5 million facility under which we can draw down amounts in multiple six month tranches based on our capital expenditures in the United States. Each drawdown is due and payable in up to 30 equal monthly payments such that all amounts are repaid by June 2013. As of December 31, 2010, $5.8 million was outstanding and is due and payable in equal monthly payments of principal and interest through June 2013. The capacity for future borrowing is limited by specified maximum amounts. As of December 31, 2010, $3.5 million was available under this facility.

Our loan and security agreement requires us to maintain certain financial covenants, including a liquidity ratio, and restricts our ability to incur additional debt or to engage in certain transactions and is secured by substantially all of our U.S. assets, other than intellectual property assets. As of December 31, 2010, we were in compliance with all covenants contained in this agreement.

Our primary subsidiary in China has a $5.0 million line of credit facility with a Hong Kong bank. This line of credit agreement is supported by letters of credit issued pursuant to our U.S. loan and security agreement, as referenced above. As of December 31, 2010, we had repaid the $5.0 million line of credit in full, and $5.0 million was available under the line of credit.

In addition to the $5.0 million line of credit facility for our primary subsidiary in China referenced above, our subsidiaries in China also have short-term line of credit facilities with several banking institutions. These short-term loans have an original maturity date of one year or less as of December 31, 2010 and bear interest at rates ranging from 4.76% to 5.84%. Amounts requested by us are not guaranteed and are subject to the banks’ funds and currency availability. The short-term loan agreements do not contain financial covenants and one such loan agreement is secured by our main manufacturing facility in China. As of December 31, 2010, we had an aggregate of $4.5 million of short-term loans outstanding.

The table below sets forth selected cash flow data for the periods presented:

	Years ended December 31,
(in thousands)	2010	2009	2008
Net cash provided by (used in) operating activities	$11,141	$11,762	$(15,260)
Net cash used in investing activities	(24,690)	(6,037)	(6,674)
Net cash provided by (used in) financing activities	(4,862)	9,010	36,648
Effect of exchange rates on cash and cash equivalents	456	(56)	364

Net increase (decrease) in cash and cash equivalents	$(17,955)	$14,679	$15,078

In February 2011, we completed an initial public offering of common stock, raising net proceeds of $88.2 million before offering expenses. In connection with the closing of the initial public offering, all of the shares of Series 1, Series 2 and Series 3 preferred stock outstanding automatically converted into 6,639,513 shares of common stock on a 1-for-1 basis and all of the shares of Series X preferred stock outstanding automatically converted into 7,398,976 shares of common stock on a 400-for-1 basis.

We intend to use our net proceeds from the offering for working capital, to continue to expand our existing business and general corporate purposes. Accordingly, our management will have broad discretion in the application of our net proceeds from the offering, and investors will be relying on management’s judgment regarding the application of these net proceeds. We also may use a portion of our net proceeds from the offering to acquire complementary businesses, products, services or technologies, but we currently have no agreements or commitments relating to any material acquisitions. We may also use a portion of our net proceeds to repay a portion of our outstanding indebtedness.

Operating activities

In 2010, net cash provided by operating activities was $11.1 million. Cash provided by operating activities was primarily related to cash receipts from customers in excess of cash payments to our employees and suppliers. During the year ended December 31, 2010, we recognized net income of $3.3 million. However, that net income incorporated non-cash charges, including depreciation and amortization of $12.1 million, stock-based compensation expenses of $1.6 million and non-cash increases to our asset reserve accounts of $1.6 million. These amounts were partially offset as we spent an additional $6.0 million to increase our inventories to meet customer demands of seasonally higher sales volumes in the second and third quarter of the year and for future sales and a $5.6 million increase in prepaid expenses, primarily associated with our initial public offering. However, not all of the inventory purchases were paid for during the year ended December 31, 2010, due to extended payment terms with certain suppliers, as evidenced by our net increase in accounts payable and accrued liabilities of $4.1 million during the period.

In 2009, net cash provided by operating activities was $11.8 million. Cash provided by operating activities primarily related to cash receipts from customers in excess of cash payments to our employees and suppliers. During the year ended December 31, 2009, we recognized a net loss of $6.8 million. However, that net loss incorporated non-cash charges, including depreciation and amortization of $13.6 million, asset impairment charges of $1.2 million and stock-based compensation expense of $1.0 million and we recorded non-cash increases to our asset reserve accounts of $1.9 million. Furthermore, we experienced increase in revenues and higher collections. Our uses of cash were partially offset by reduced inventories resulting from continued improvement in our inventory turns and extended payment terms to suppliers as evidenced by an increase in our accounts payable and accrued and other liabilities.

In 2008, net cash used in operating activities was $15.3 million. Cash used in operating activities primarily related to payments to suppliers and employees in excess of cash received from our customers from the sale of our products. Although we experienced a 39.8% increase in revenue from 2007 to 2008, our accounts receivables increased by 50.9%, or $15.3 million, primarily due to growth in our international receivables, which typically have longer payment terms. During the year ended December 31, 2008, we recognized a net loss of $28.0 million. However, that net loss incorporated non-cash charges, including depreciation and amortization of $13.5 million, asset impairment charges of $4.0 million and stock-based compensation expense of $1.1 million. Our uses of cash were partially offset by reduced inventories resulting from improved inventory turns and extended payment terms to suppliers, as evidenced by an increase in our accounts payable and accrued and other liabilities.

Investing activities

Our investing activities consisted primarily of capital expenditures and in 2010, included purchases of equity securities.

In 2010, net cash used for investing activities was $24.7 million. We purchased $15.8 million of capital equipment and invested $8.1 million in shares of a non-U.S. publicly listed company. In addition, we completed our sale of Archcom and, as a result, received the remaining $0.6 million in cash proceeds, offset by the transfer of the cash of Archcom of $1.7 million to the buyer.

In 2009, we used $6.0 million of cash for investing activities, comprised of $4.6 million of capital expenditures associated with the purchase of machinery and equipment and software to enhance and support our manufacturing operations, an increase of $1.8 million in restricted cash associated with our notes payable in China, partially offset by $1.0 million of cash provided by the sale of property, plant and equipment and the expected sale of Archcom.

In 2008, we used $6.7 million of cash for investing activities. We used $11.1 million of cash for the purchase of property and equipment, primarily associated with expansion of our manufacturing operations in China, partially offset by $4.1 million of cash provided by the sales and maturities of short-term investments.

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of preferred stock and activity associated with our various lending arrangements.

In 2010, net cash used for financing activities was $4.9 million. We repaid $9.6 million, net of our bank loans, repaid $1.3 million, net of our notes payable, and received $6.0 million in cash from the issuance of preferred stock.

In 2009, our financing activities provided $9.0 million in cash, primarily resulting from $8.9 million of cash proceeds from the issuance of preferred stock and $5.2 million of net proceeds from notes payable. Our proceeds were offset by $5.1 million of net payments on our outstanding bank loans.

In 2008, our financing activities provided $36.6 million in cash, primarily resulting from $31.1 million of cash from the issuance of preferred stock and $5.8 million in cash from net borrowings associated with our bank loans.

Contractual obligations and commitments

The following summarizes our contractual obligations as of December 31, 2010:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term loans and notes payable (1)	$17,205	$17,205	$—	$—	$—
Debt obligations (2)	8,836	5,924	2,912	—	—
Operating leases (3)	7,479	1,786	2,329	1,416	1,948
Purchase commitments (4)	25,159	25,159	—	—	—
Asset retirement obligations (5)	1,000	—	—	—	1,000

	59,679	50,074	5,241	1,416	2,948

Expected interest payments (6)	610	519	91	—	—

Total commitments	$60,289	$50,593	$5,332	$1,416	$2,948

(1)	In China, we have several lending arrangements that provide short-term loans with a maturity date of one year or less and frequently we issue notes payable to our suppliers. The notes payable are generally due within six months of issuance. The amount presented in the table represents the principal portion of the obligations. The short-term loans outstanding as of December 31, 2010 bear interest at rates ranging from 4.76% to 5.84%, which interest rate was fixed at the time of drawdown. The notes payable are non-interest bearing.
(2)	We have several loan and security agreements in the United States that provide various credit facilities, including lines of credit and term loans. The amount presented in the table represents the principal portion of the obligations. The debt obligations outstanding as of December 31, 2010 bear interest at rates ranging from 3.01% to 4.50%. All of the outstanding debt was subject to fluctuations in interest rates. Interest is paid monthly over the term of the debt arrangement.
(3)	We have entered into various non-cancelable operating lease agreements for our offices in China and the United States.
(4)	We are obligated to make payments under various arrangements with suppliers for the procurement of goods and services.
(5)	We have an asset retirement obligation of $1.0 million associated with our facility lease in California, which expires in October 2019. This obligation is included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2010.
(6)	We calculate the expected interest payments based on our outstanding short-term loans and debt obligations at prevailing interest rates as of December 31, 2010.

Off-balance sheet arrangements

During the years ended December 31, 2010, 2009 and 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent accounting pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB, reached final consensus on a new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance is effective for the Company beginning January 1, 2011 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. We do not expect that the adoption of the guidance will have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, the Company adopted this amendment for year ended December 31, 2010, except for the additional Level 3 requirements which will be adopted in 2011. Level 3 assets and liabilities are those whose fair market value inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

In April 2010, the FASB issued an accounting standard update which provides guidance on the criteria to be followed in recognizing revenue under the milestone method. The milestone method of recognition allows a vendor who is involved with the provision of deliverables to recognize the full amount of a milestone payment upon achievement, if, at the inception of the revenue arrangement, the milestone is determined to be substantive as defined in the standard. The guidance is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those fiscal years, beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate fluctuation risk

Our cash equivalents consisted primarily of money market funds and interest and non-interest bearing bank deposits. The main objective of these instruments was safety of principal and liquidity while maximizing return, without significantly increasing risk. Given the short-term nature of our cash equivalents, we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.

We are exposed to market risk due to the possibility of changing interest rates associated with certain outstanding balances under our debt instruments. As of December 31, 2010, the interest rates on all of our outstanding debt in China were fixed at the time of drawdown, and were not subject to fluctuations. As of December 31, 2010, a portion of our U.S. debt was based on floating rates of interest and is subject to fluctuations in interest rates. As of December 31, 2010, we had not hedged our interest rate risk.

As of December 31, 2010, we had $8.8 million outstanding under our U.S. credit facilities, which was subject to fluctuations in interest rates. As of December 31, 2010, the weighted average interest rate on the $8.8 million of outstanding principal subject to interest rate fluctuations was 4.34%. A hypothetical 10% increase in the interest rate could result in approximately $38,000 of additional annual interest expense. A hypothetical 10% increase in the interest rate could result in approximately $10,000 of additional annual interest expense. The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A substantial portion of our business is conducted through our subsidiaries in China whose functional currency is the RMB. To the extent that transactions by our subsidiaries in China are denominated in currencies other than RMB, we bear the risk that fluctuations in the exchange rates of the RMB in relation to other currencies could decrease our revenue and increase our costs and expenses. During the years ended December 31, 2010 and 2009, we recognized foreign currency transaction losses of $0.1 million and $0.1 million, respectively. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. While we generate a majority of our revenue in RMB, a majority of our operating expenses are in U.S. dollars. Therefore a depreciation in RMB against the U.S. dollar would negatively impact our revenue upon translation to the U.S. dollars but the impact on operating expenses would be less. For example, for the year ended December 31, 2010, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $10.6 million decrease in our revenue and a $1.3 million decrease in our net income for the period. Comparatively, for the year ended December 31, 2009, a 10% depreciation in RMB against the U.S. dollar would have resulted in an $11.8 million decrease in our revenue and a $1.2 million increase in our net loss in 2009.

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure. In addition, our currency exchange variations may be magnified by any Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency.

Inflation risk

Inflationary factors, such as increases in our cost of goods sold and operating expenses, may adversely affect our results of operations. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, an increase in the rate of inflation in the future, particularly in China, may have an adverse affect on our levels of gross profit and operating expenses as a percentage of revenue if the sales prices for our products do not proportionately increase with these increased expenses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NeoPhotonics Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of redeemable convertible preferred stock, deficit and comprehensive income (loss) and consolidated statements of cash flows present fairly, in all material respects, the financial position of NeoPhotonics Corporation and its subsidiaries (the “Company”) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company changed the manner in which it accounts for noncontrolling interests effective January 1, 2009.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 28, 2011

NEOPHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$25,465	$43,420
Restricted cash	3,027	3,286
Accounts receivable, net of allowance for doubtful accounts of $2,270 and $2,311 at December 31, 2010 and 2009, respectively	54,374	52,561
Inventories	19,426	14,155
Prepaid expenses and other current assets	7,665	2,867

Total current assets	109,957	116,289
Property, plant and equipment, net	43,113	35,301
Goodwill	4,323	4,323
Other intangible assets, net	2,146	5,475
Other long-term assets	12,956	860

Total assets	$172,495	$162,248

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND DEFICIT
Current liabilities:
Accounts payable	$29,653	$22,210
Short-term loans and notes payable	17,205	28,341
Current portion of long-term debt	5,924	6,035
Accrued and other current liabilities	13,046	15,536

Total current liabilities	65,828	72,122
Long-term debt, net of current portion	2,912	2,112
Deferred income tax liabilities	536	768
Other noncurrent liabilities	1,316	1,378

Total liabilities	70,592	76,380

Commitments and contingencies (Note 9)
Redeemable convertible preferred stock:
Series X redeemable convertible preferred stock, $0.0025 par value
Authorized 20,000 shares at December 31, 2010 and 2009; Issued and outstanding 18,497 and 16,096 shares at December 31, 2010 and 2009, respectively; Maximum liquidation preference $92,487 and $80,482 at December 31, 2010 and 2009, respectively	46,180	40,140
Series 1, 2 and 3 redeemable convertible preferred stock, $0.0025 par value
Authorized 7,400,000 shares at December 31, 2010 and 2009; Issued and outstanding 6,639,513 shares at December 31, 2010 and 2009; Liquidation preference $177,960 at December 31, 2010 and 2009	165,361	165,310

	211,541	205,450

Deficit:
Common stock, $0.0025 par value
Authorized 14,000,000 shares at December 31, 2010 and 2009; Issued and outstanding 1,955,280 and 1,924,627 shares at December 31, 2010 and 2009, respectively	5	5
Additional paid-in capital	93,349	91,894
Accumulated other comprehensive income	12,807	6,000
Accumulated deficit	(215,799)	(218,990)

Total NeoPhotonics Corporation stockholders’ deficit	(109,638)	(121,091)
Noncontrolling interests	—	1,509

Total deficit	(109,638)	(119,582)

Total liabilities, redeemable convertible preferred stock and deficit	$172,495	$162,248

See accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In thousands, except share and per share data)	2010	2009	2008
Revenue	$184,139	$155,062	$133,989
Cost of goods sold	128,147	114,572	109,439

Gross profit	55,992	40,490	24,550
Operating expenses:
Research and development	21,549	17,266	21,480
Sales and marketing	10,176	9,587	10,435
General and administrative	16,985	15,448	14,581
Amortization of purchased intangible assets	1,144	1,136	1,665
Asset impairment charges	—	1,233	4,047
Restructuring charges	—	—	1,383

Total operating expenses	49,854	44,670	53,591

Income (loss) from operations	6,138	(4,180)	(29,041)

Interest income	207	345	448
Interest expense	(724)	(1,046)	(1,692)
Other expense, net	(68)	(64)	432

Total interest and other expense, net	(585)	(765)	(812)

Income (loss) before income taxes	5,553	(4,945)	(29,853)
Benefit from (provision for) income taxes	(2,282)	(1,902)	1,812

Net income (loss)	3,271	(6,847)	(28,041)
Net income attributable to noncontrolling interests	(80)	(116)	(13)

Net income (loss) attributable to NeoPhotonics Corporation	3,191	(6,963)	(28,054)
Accretion of redeemable convertible preferred stock	(113)	(153)	(428)

Net income (loss) attributable to NeoPhotonics Corporation common stockholders	$3,078	$(7,116)	$(28,482)

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	$—	$(3.72)	$(14.80)

Diluted	$—	$(3.72)	$(14.80)

Weighted average shares used to compute net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	1,945,111	1,913,117	1,924,141

Diluted	3,035,786	1,913,117	1,924,141

See accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,

DEFICIT AND COMPREHENSIVE INCOME (LOSS)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income	Accumulated deficit	NeoPhotonics Corporation stockholders’ deficit	Noncontrolling interests	Total deficit
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2007	6,639,513	$164,789	1,922,057	$5	$90,803	$(201)	$3,416	$(183,973)	$(89,950)	$1,665	$(88,285)
Comprehensive loss
Net loss attributable to NeoPhotonics Corporation	—	—	—	—	—	—	—	(28,054)	(28,054)		(28,054)
Foreign currency translation adjustment	—	—	—	—	—	—	2,555	—	2,555	102	2,657
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	13	13

Total comprehensive loss									(25,499)	115	(25,384)

Issuance of Series X preferred stock for cash, net of issuance costs of $137	12,491	31,090	—	—	—	—	—	—	—	—	—
Issuance of Series X preferred stock in exchange for shares of the Company’s common stock	49	123	(11,352)	—	(123)	—	—	—	(123)	—	(123)
Accretion of preferred stock to redemption value	—	428	—	—	(428)	—	—	—	(428)	—	(428)
Exercise of stock options	—	—	15,736	—	69	—	—	—	69	—	69
Repurchases of common stock	—	—	(11,094)	—	(98)	—	—	—	(98)	—	(98)
Vesting of early exercised stock options	—	—	—	—	98	—	—	—	98	—	98
Amortization of deferred stock-based compensation	—	—	—	—	—	146	—	—	146	—	146
Stock-based compensation expense	—	—	—	—	982	—	—	—	982	—	982
Forfeiture of stock options due to terminations	—	—	—	—	(27)	27	—	—	—	—	—

Balances at December 31, 2008	6,652,053	196,430	1,915,347	5	91,276	(28)	5,971	(212,027)	(114,803)	1,780	(113,023)
Comprehensive loss
Net loss attributable to NeoPhotonics Corporation	—	—	—	—	—	—	—	(6,963)	(6,963)		(6,963)
Foreign currency translation adjustment	—	—	—	—	—	—	29	—	29	—	29
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	116	116

Total comprehensive loss									(6,934)	116	(6,818)

Issuance of Series X preferred stock for cash, net of issuance costs of $24	3,556	8,867	—	—	—	—	—	—	—	—	—
Accretion of preferred stock to redemption value	—	153	—	—	(153)	—	—	—	(153)	—	(153)
Acquisition of noncontrolling interest			—	—	(268)	—	—	—	(268)	(387)	(655)
Exercise of stock options	—	—	9,470	—	40	—	—	—	40	—	40
Exercise of warrants	—	—	10,009		40	—	—	—	40	—	40
Repurchases of common stock	—	—	(10,199)	—	(37)	—	—	—	(37)	—	(37)
Vesting of early exercised stock options	—	—	—	—	43	—	—	—	43	—	43
Amortization of deferred stock-based compensation	—	—	—	—	—	28	—	—	28	—	28
Stock-based compensation expense	—	—	—	—	953	—	—	—	953	—	953

Balances at December 31, 2009	6,655,609	$205,450	1,924,627	$5	$91,894	$—	$6,000	$(218,990)	$(121,091)	$1,509	$(119,582)

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,

DEFICIT AND COMPREHENSIVE INCOME (LOSS)—(Continued)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income	Accumulated deficit	NeoPhotonics Corporation stockholders’ deficit	Noncontrolling interests	Total deficit
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2009	6,655,609	$205,450	1,924,627	$5	$91,894	$—	$6,000	$(218,990)	$(121,091)	$1,509	$(119,582)
Comprehensive income
Net income attributable to NeoPhotonics Corporation	—	—	—	—	—	—	—	3,191	3,191	—	3,191
Unrealized gain on cost method investments	—	—	—	—	—	—	4,412	—	4,412		4,412
Foreign currency translation adjustment	—	—	—	—	—	—	2,395	—	2,395	—	2,395
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	80	80

Total comprehensive income									9,998	80	10,078

Issuance of Series X preferred stock for cash, net of issuance costs of $24	2,401	5,978	—	—	—	—	—	—	—	—	—
Accretion of preferred stock to redemption value	—	113	—	—	(113)	—	—	—	(113)	—	(113)
Acquisition of noncontrolling interest	—	—	—	—	(199)	—	—	—	(199)	95	(104)
Sale of majority-owned interest	—	—	—	—	—	—	—	—	—	(1,684)	(1,684)
Exercise of stock options	—	—	27,265	—	114	—	—	—	114	—	114
Exercise of warrants	—	—	3,508	—	13	—	—	—	13	—	13
Repurchases of common stock	—	—	(120)	—	(1)	—	—	—	(1)	—	(1)
Vesting of early exercised stock options	—	—	—	—	43	—	—	—	43	—	43
Stock-based compensation expense	—	—	—	—	1,598	—	—	—	1,598	—	1,598

Balances at December 31, 2010	6,658,010	$211,541	1,955,280	$5	$93,349	$—	$12,807	$(215,799)	$(109,638)	$—	$(109,638)

See accompanying notes to consolidated financial statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$3,271	$(6,847)	$(28,041)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,122	13,574	13,543
Asset impairment charges	—	1,233	4,047
Stock-based compensation expense	1,598	981	1,128
Deferred income taxes	(32)	(62)	(1,574)
Loss (gain) on disposal of fixed assets	178	(114)	177
Share of loss of unconsolidated investee	620	—	—
Allowance for doubtful accounts	388	726	573
Provision for inventories	1,175	1,145	15
Change in assets and liabilities:
Accounts receivable	(682)	(5,369)	(15,340)
Inventories	(5,958)	3,257	5,589
Prepaid expenses and other current assets	(5,608)	(491)	39
Accounts payable	6,648	832	(38)
Accrued and other liabilities	(2,579)	2,897	4,622

Net cash provided by (used in) operating activities	11,141	11,762	(15,260)

Cash flows from investing activities
Purchase of property and equipment	(15,760)	(4,595)	(11,121)
Proceeds from sale of property, plant and equipment	16	433	122
Release of (increase in) restricted cash	353	(1,770)	213
Purchase of long-term investment	(8,077)	—	—
Acquisition of noncontrolling interest in subsidiary	(104)	(655)	—
Proceeds from sale of short-term investments	—	—	998
Proceeds from maturity of short-term investments	—	—	3,114
Proceeds received (cash transferred) upon sale of Archcom	(1,118)	550	—

Net cash used in investing activities	(24,690)	(6,037)	(6,674)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	5,978	8,867	31,090
Repurchases of common stock	(1)	(37)	(98)
Proceeds from exercise of stock options	114	40	69
Proceeds from exercise of warrants	13	40	—
Proceeds from bank loans	13,728	26,455	24,286
Repayment of bank loans	(23,373)	(31,539)	(18,510)
Proceeds from issuance of notes payable	26,925	24,343	15,128
Repayment of notes payable	(28,246)	(19,159)	(15,317)

Net cash provided by (used in) financing activities	(4,862)	9,010	36,648

Effect of exchange rates on cash and cash equivalents	456	(56)	364

Net increase (decrease) in cash and cash equivalents	(17,955)	14,679	15,078
Cash and cash equivalents at the beginning of the period	43,420	28,741	13,663

Cash and cash equivalents at the end of the period	$25,465	$43,420	$28,741

Supplemental disclosure of cash flow information:
Cash paid for interest	$728	$924	$1,610
Cash paid for income taxes	2,881	179	73

Supplemental disclosure of noncash investing and financing activities:
Issuance of Series X preferred stock in exchange for shares of the Company’s common stock	$—	$—	$123
Decrease (increase) in accounts payable and accrued liabilities related to property and equipment purchases	(727)	268	2,304
Accretion of redeemable convertible preferred stock	113	153	428

See accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The company and basis of presentation

Business and organization

NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) is a designer and manufacturer of PIC-based modules and subsystems for bandwidth-intensive, high-speed communications networks. NeoPhotonics, formerly known as NanoGram Corporation, was incorporated in Delaware on October 31, 1996 to develop nanoparticles for use in industrial applications. In November 2002, the Company spun out two companies, changed its name to NeoPhotonics Corporation, and focused on the design, development and manufacturing of planar lightwave circuits for optical communication platforms. During the period from January 2003 through March 2003, NeoPhotonics completed a series of reorganization transactions whereby the Company spun-off part of its business in the form of two subsidiaries, NanoGram Devices Corporation (“NDC”) and NanoGram Corporation (“NanoGram”). In March 2003, the Company acquired Lightwave Microsystems Corporation (“LMC”) and subsequently began to market standard and semi-custom planar lightwave circuits-based components and modules for metro access and other advanced optical communications platforms. In March 2004, NDC was acquired by Greatbatch Inc. NanoGram was acquired by Teijin Limited in July 2010.

On November 17, 2003, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of California. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a debtor-in-possession. These claims were reflected as liabilities subject to compromise in the Company’s consolidated financial statements for the year ended December 31, 2003. On February 26, 2004, the Bankruptcy Court confirmed the Company’s plan of reorganization. The Company’s plan of reorganization was substantially consummated on March 26, 2004, at which point the Company emerged from bankruptcy and was recapitalized.

Out-of-Period Adjustments

In the three months ended December 31, 2010, the Company recorded an out-of-period adjustment to reduce deferred tax assets by $215,000. The correction of this error resulted in a reduction to the Company’s net income of $215,000 for the year ended December 31, 2010. The resulting error also reduced net loss for the year ended December 31, 2009 by $215,000. Management has assessed the impact of this adjustment and does not believe that the amounts were material to any prior period financial statements, and the impact of correcting this error in the three months ended December 31, 2010 is not material to the financial statements for the year ended December 31, 2010.

Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the consolidated accounts of the Company and its majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) authoritative guidance requiring that a noncontrolling interest held by others in a company’s majority-owned subsidiaries be part of the equity of the controlling group and reported on the balance sheet within the equity section as a distinct item separate from the company’s equity. In accordance with this guidance, minority interests have been re-captioned to noncontrolling interests and reported separately in deficit for 2010 and prior periods. In addition, net income attributable to noncontrolling interests has been presented below net income (loss) in arriving at net income (loss) attributable to NeoPhotonics Corporation for 2010 and prior periods.

Reverse stock split

On November 29, 2010, the Company filed its Amended and Restated Certificate of Incorporation which effected a 1-for-25 reverse stock split of all outstanding shares of the Company’s stock, including common stock

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and redeemable convertible preferred stock. Fractional shares of Series X preferred stock were issued. Any fractional shares of common stock and Series 1, 2 and 3 preferred stock resulting from the reverse stock split were settled in cash equal to the fraction of a share to which the holder was entitled.

Following the amendment, the Company’s authorized capital stock consisted of 21,420,000 shares, comprising: (i) 14,000,000 shares of common stock, par value $0.0025 per share, (ii) 20,000 shares of Series X redeemable convertible preferred stock, par value $0.0025 per share, and (iii) 7,400,000 shares of Series 1, 2 and 3 redeemable convertible preferred stock, par value $0.0025 per share.

All shares, stock options, warrants to purchase common stock and per share information presented in the consolidated financial statements has been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the reverse stock split.

Initial Public Offering (unaudited)

In February 2011, the Company completed its initial public offering of 8,625,000 shares of its common stock, including the full underwriters’ over-allotment option, at a public offering price of $11.00 per share. Net cash proceeds from the initial public offering were approximately $88.2 million, prior to deducting offering expenses.

In connection with the closing of the initial public offering, all of the shares of Series 1, Series 2 and Series 3 preferred stock outstanding automatically converted into 6,639,513 shares of common stock on a 1-for-1 basis and all of the shares of Series X preferred stock outstanding automatically converted into 7,398,976 shares of common stock on a 400-for-1 basis.

On February 10, 2011, the Company filed its Amended and Restated Certificate of Incorporation in connection with the closing of its initial public offering. Following the amendment, the Company’s authorized capital stock consisted of 110,000,000 shares, comprising: (i) 100,000,000 shares of common stock, par value $0.0025 per share and (ii) 10,000,000 shares of preferred stock, par value $0.0025 per share.

As the IPO was completed in February 2011, these transactions are not reflected in the consolidated financial statements as of December 31, 2010.

Condensed parent company financial data

The Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital. As of December 31, 2010, the Company’s subsidiaries in China had restricted net assets of approximately $5.3 million as calculated pursuant to paragraph 4-08(e)(3) of Regulation S-X. The restricted net assets exceeded 25% of the consolidated net assets of the Company as of December 31, 2010 as a result of the Company’s redeemable convertible preferred stock being classified as mezzanine capital, rather than as a component of stockholders’ deficit. Mezzanine capital is treated as a liability when determining consolidated net assets, which results in consolidated liabilities in excess of consolidated assets as of December 31, 2010. For further information, see Note 18.

Upon completion of the Company’s initial public offering, all of the outstanding shares of redeemable convertible preferred stock were converted into shares of common stock and are no longer treated as a liability when determining consolidated net assets. As a result, the restricted net assets of the Company’s China-based subsidiaries are not expected to exceed 25% of the consolidated net assets of the Company.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Significant estimates made by management include: the useful lives of property, plant and equipment and intangible assets as well as future cash flows to be generated by those assets; allowances for doubtful accounts; valuation allowances for deferred tax assets; reserves for excess and obsolete inventories and fair value of the Company’s common stock, stock options and preferred stock, among others. Actual results could differ from these estimates.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective historical fair values due to their short-term maturities.

Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade accounts receivable. The Company’s investment policy requires cash and cash equivalents to be placed with high-credit quality institutions and to limit the amount of credit risk from any one issuer. The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. For the years ended December 31, 2010, 2009 and 2008, the Company provided $0.4 million, $0.7 million and $0.6 million, respectively, for allowance for doubtful accounts. The following table sets forth the Company’s significant customers:

	% of Revenue Years Ended December 31,					% of Accounts Receivable As of December 31,
	2010		2009		2008	2010		2009
Customer A	48%		53%		34%	51%		56%
Customer B		*		*	12%		*		*

*	Less than 10% of total revenue or accounts receivable.

Cash and cash equivalents

Highly liquid investments with a maturity of 90 days or less at the date of purchase are considered cash equivalents. Cash equivalents consist principally of investments in money market funds.

Restricted cash

As a condition of the notes payable lending arrangements of the Company’s subsidiaries in China, these subsidiaries are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash on the Company’s consolidated balance sheets. As of December 31, 2010 and 2009, the amount of restricted cash was $3.0 million and $3.3 million, respectively.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

Equity securities are classified as available-for-sale and are reported at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit in the consolidated balance sheets. The Company’s investment in equity securities is classified as long-term based on the Company’s intent and ability to hold the investment for more than 12 months from the balance sheet date. The Company does not hold its securities for trading or speculative purposes.

Accounts receivable

Accounts receivable include trade receivables and notes receivables from customers. The Company receives notes receivable from certain customers in China that are secured by the customer’s affiliated financial institution. The notes are generally due within 6 months and may be redeemed early by the Company at a discount. Historically, the Company has collected on the notes receivable in full at the time of maturity. The notes receivable do not meet the true sales criteria as defined by the accounting guidance for accounting for transfers and servicing of financial assets.

An allowance for doubtful accounts is calculated based on the aging of the Company’s trade receivables, historical experience, and management judgment. The Company writes off trade receivables against the allowance when management determines a balance is uncollectible and no longer actively pursues collection of the receivable.

Inventories

Inventories consist of on-hand raw materials, work-in-progress inventories and finished goods. Raw materials and work-in-progress inventories are stored mainly on the Company’s premises. Finished goods are stored on the Company’s premises as well as on consignment at certain customer sites.

Inventories are stated at the lower of standard cost, which approximates actual cost determined on the weighted average basis, or market value. Inventories are recorded using the first-in, first-out method. The Company routinely evaluates quantities and values of inventories in light of current market conditions and market trends, and records a write-down for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of inventory could differ from forecasted demand. The Company also regularly reviews the cost of inventories against their estimated market value and records a lower of cost or market reserve for inventories that have a cost in excess of estimated market value. Once a reserve for inventories is recorded, this results in a new cost basis for the related inventories which is not reversed.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets, identifiable intangible assets and in-process research and development acquired in a business combination. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment testing as of December 31 of each year. Goodwill is reviewed for impairment utilizing a two-step process. First, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unit is estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. The Company considers that it has only one reporting unit for the purposes of testing goodwill for impairment. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company did not recognize any goodwill impairment charges during the years ended December 31, 2010, 2009 and 2008.

Long-lived assets

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Machinery and equipment	5 years
Furniture, fixtures and office equipment	5 years
Software	5-7 years
Leasehold improvements	5 years or lease term, if shorter

Repairs and maintenance costs are expensed as incurred.

Intangible assets acquired in a business combination are recorded at fair value. Identifiable finite-lived intangible assets are amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets. The estimated useful lives of the Company’s intangible assets generally range from five to seven years, except for acquired land use rights in China, which have an estimated useful life of 45 years.

The carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Some factors which the Company considers to be triggering events for impairment review include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant adverse change in the business climate that could affect the value of an asset, an accumulation of costs for an asset in excess of the amount originally expected, a current period operating loss or cash flow decline combined with a history of operating loss or cash flow uses or a projection that demonstrates continuing losses and a current expectation that, it is more likely than not, a long-lived asset will be disposed of at a loss before the end of its estimated useful life.

If one or more of such facts or circumstances exist, the Company will evaluate the carrying value of long-lived assets to determine if an impairment exists, by comparing it to estimated undiscounted future cash flows over the remaining useful life of the assets. If the carrying value of the assets is greater than the estimated future cash flow, the assets are written down to the estimated fair value. The Company’s cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. Any write-down would be treated as a permanent reduction in the carrying amount of the asset and an operating loss would be recognized. During the year ended December 31, 2010, no impairment charges were recognized. During the years ended December 31, 2009 and 2008, impairment charges relating to finite lived assets of $1.2 million and $4.0 million, respectively, were recognized. See Note 5 for further discussion.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In those cases where the Company determines that the useful life of an asset should be revised, the Company depreciates the remaining net book value over the new estimated useful life.

Revenue recognition

Revenue is derived from the sale of the Company’s products. The Company recognizes revenue provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Contracts and/or customer purchase orders are used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is equal to the amount invoiced to the customer and is not subject to adjustment and customers do not have the right of return. The Company evaluates the creditworthiness of its customers to determine that appropriate credit limits are established prior to the acceptance of an order.

Revenue is recognized when the product is shipped and title has transferred to the buyer. The Company bears all costs and risks of loss or damage to the goods up to that point. On most orders, the Company’s shipment terms provide that title passes to the buyer upon shipment by the Company. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer. Shipping and handling costs are included in the cost of goods sold. The Company presents revenue net of sales taxes and any similar assessments.

The Company recognizes revenue on sales to distributors at the time of shipment or delivery to the distributors, as the distributors do not have extended rights of return, subsequent price discounts or price protection.

Product warranties

The Company provides warranties to cover defects in workmanship, materials and manufacturing for a period of one to two years to meet the stated functionality as agreed to in each sales arrangement. Products are tested against specified functionality requirements prior to delivery, but the Company nevertheless from time to time experiences claims under its warranty guarantees. The Company accrues for estimated warranty costs under those guarantees based upon historical experience, and for specific items, at the time their existence is known and the amounts are determinable.

The table below summarizes the movement in the warranty accrual (in thousands):

	Years Ended December 31,
	2010	2009	2008
Beginning balance	$613	$432	$370
Warranty accruals	364	536	389
Settlements and adjustments	(584)	(355)	(327)

Ending balance	$393	$613	$432

Research and development

Research and development expense consists of personnel costs, including stock-based compensation expense, for the Company’s research and development personnel and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment and facility costs. Research and development costs are expensed as incurred.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising costs

Advertising costs are expensed as incurred and, to date, have not been significant.

Stock-based compensation

Effective January 1, 2006, the Company adopted new authoritative accounting guidance for stock-based compensation, which requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award. The Company adopted the new guidance using the prospective transition method. Under this transition method, beginning January 1, 2006, employee stock-based compensation cost recognized includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value method, and (b) compensation cost for all stock-based payments granted or modified subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the new guidance.

The Company’s determination of the fair value of stock options on the date of grant utilizes an option-pricing model, and is impacted by its common stock price as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date), risk-free interest rates and expected dividends.

The fair value is recognized over the period during which an employee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Cash flows resulting from the tax benefits for tax deductions from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are classified as cash flows from financing activities. The Company had no excess tax benefits in the years ended December 31, 2010, 2009 and 2008.

The Company grants stock appreciation rights to certain individuals, including employees, directors or consultants. Upon the exercise of a stock appreciation right, the Company will pay the participant an amount equal to the product of (a) the excess of the per share fair market value of the Company’s common stock on the date of exercise over the strike price, multiplied by (b) the number of shares of common stock with respect to which the stock appreciation right is exercised. An award under the plan is not exercisable until the earlier of an initial public offering or a change in control in the Company. The Company has not recognized compensation expense relative to these awards as neither of these events has occurred and therefore the employees were not able to exercise their rights. Upon one of the above events occurring, an expense and an equal liability for the stock appreciation rights will be recorded, equal to the fair value of the vested portion of the award on the date that the event occurs calculated using the Black-Scholes option pricing model. Each reporting period thereafter, compensation expense will be recorded, based on the remaining service period and the then fair value of the award until vesting of the award is completed. After vesting is completed, the Company will continue to remeasure the fair value of the liability until the award is exercised, with changes in the fair value of the liability recorded in the consolidated statements of operations.

For further details of the Company’s stock-based compensation arrangements, see Note 12.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. In preparing the Company’s consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax exposure as well as assesses temporary differences resulting from different treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets which represent future tax benefits to be received when certain expenses previously recognized in the financial statements become deductible expenses under applicable income tax laws, or loss credit carryforwards are utilized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized.

Foreign currency translations

Monetary assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates of exchange at the balance sheet date. Transactions in currencies other than the U.S. dollar during the year are converted into the U.S. dollar at the applicable rates of exchange prevailing on the day transactions occurred. Transaction gains and losses are recognized in other income (expense), net in the consolidated statements of operations. Exchange gains (losses) recognized were ($0.1) million, ($0.1) million, and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The financial records of certain of the Company’s subsidiaries are maintained in local currencies other than the U.S. dollar, such as the Chinese Renminbi (“RMB”), which are their functional currencies. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenue, expenses, gains and losses are translated using the average exchange rate for the period. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income (loss) in the consolidated statements of redeemable convertible preferred stock, deficit and comprehensive income (loss).

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders

The Company applies the two-class method for calculating and presenting net income (loss) per share attributable to NeoPhotonics Corporation common stockholders. Under the two-class method, net income is allocated between common shares and other participating securities based on their participating rights. Participating securities are defined as securities that participate in dividends with common shares according to a predetermined formula. Basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders is calculated by dividing net income (loss) attributable to NeoPhotonics Corporation common stockholders by the weighted average number of shares outstanding for the period.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders is calculated by dividing net income (loss) attributable to NeoPhotonics Corporation common stockholders and income allocable to participating securities to the extent they are dilutive, by the weighted average number of common shares and potential dilutive common share equivalents outstanding during the period if the effect is dilutive. The Company’s potential dilutive common share equivalents consist of incremental common shares issuable upon the exercise of options and warrants to purchase common shares and upon conversion of its redeemable convertible preferred stock.

Effective January 1, 2009, the Company adopted the new accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. All prior period net income (loss) per share attributable to NeoPhotonics Corporation common stockholders data presented has been prepared to conform with the provisions of this accounting guidance. The guidance clarified that share-based payment awards that have not yet vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. These participating securities are therefore included in the computation of basic net income (loss) per share under the two-class method. The Company has concluded that its non-vested early-exercised stock options meet the definition of a participating security and should be included in the Company’s computation of basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders. The Company also concluded that for the years ended December 31, 2010, 2009 and 2008, its redeemable convertible preferred stock does not meet the definition of a participating security as the stockholders of the redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, unrealized gains or losses on cost method investments and net income attributable to noncontrolling interests. Comprehensive income (loss) is disclosed in the consolidated statements of redeemable convertible preferred stock, deficit and comprehensive income (loss). The components of accumulated other comprehensive income as of December 31, 2010, include $4.4 million of unrealized gains on cost method investments and $8.4 million of cumulative foreign currency translation adjustments. The components of accumulated other comprehensive income as of December 31, 2009 and 2008, include only foreign currency translation adjustments.

Recent accounting pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB, reached final consensus on a new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance is effective for the Company beginning January 1, 2011 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company does not expect that the adoption of the guidance will have a material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting periods beginning after December 15, 2010. Accordingly, the Company adopted this amendment for year ended December 31, 2010, except for the additional Level 3 requirements which will be adopted in 2011. Level 3 assets and liabilities are those whose fair market value inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

In April 2010, the FASB issued an accounting standard update which provides guidance on the criteria to be followed in recognizing revenue under the milestone method. The milestone method of recognition allows a vendor who is involved with the provision of deliverables to recognize the full amount of a milestone payment upon achievement, if, at the inception of the revenue arrangement, the milestone is determined to be substantive as defined in the standard. The guidance is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those fiscal years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

3. Fair value measurements

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative accounting guidance describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable. These levels of inputs are as follows:

Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3—Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Assets measured at fair value

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets as of the date presented (in thousands):

	Money Market Funds (1)
	Level 1	Level 2	Level 3	Total
December 31, 2010	$6,650	$—	$—	$6,650
December 31, 2009	$13,105	$—	$—	$13,105
December 31, 2008	$22,633	$—	$—	$22,633

(1)	Money market funds are included in cash and cash equivalents on the Company’s consolidated balance sheets.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2010, the Company purchased approximately 19% of a foreign publicly traded company. See Note 7 for further discussion.

The following table sets forth the fair value of the Company’s equity security investments as of the date presented (in thousands):

Equity Securities Investments
	Level 1	Level 2	Level 3	Total
December 31, 2010	$12,724	$—	$—	$12,724
December 31, 2009	$—	$—	$—	$—
December 31, 2008	$—	$—	$—	$—

4. Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders

The following table sets forth the computation of the basic and diluted loss per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except share and per share amounts):

	Years ended December 31,
	2010	2009	2008
Numerator:
Net income (loss) attributable to NeoPhotonics Corporation	$3,191	$(6,963)	$(28,054)
Accretion of redeemable convertible preferred stock	(113)	(153)	(428)
Less: net income attributable to redeemable convertible preferred stockholders	(3,078)	—	—

Net income (loss) attributable to NeoPhotonics Corporation common stockholders	$—	$(7,116)	$(28,482)

Denominator:
Weighted average shares used to compute basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	1,945,111	1,913,117	1,924,141
Effect of dilutive securities:
Common stock options	1,090,675	—	—

Weighted average shares used to compute diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	3,035,786	1,913,117	1,924,141

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	$—	$(3.72)	$(14.80)

Diluted	$—	$(3.72)	$(14.80)

Shares of common stock subject to repurchase resulting from the early exercise of employee stock options are not considered participating securities and are therefore excluded from the basic weighted average common shares outstanding.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive:

	Year Ended December 31,
	2010	2009	2008
Employee stock options	293,383	1,532,041	1,637,379
Common stock warrants	4,482	7,990	17,999
Redeemable convertible preferred stock, on an if-converted basis (1)	14,038,489	11,686,850	9,683,789

	14,336,354	13,226,881	11,339,167

(1)	For the purposes of the table above, the Series 1, 2 and 3 preferred stock have been converted on a 1-for-1 basis and the Series X preferred stock has been converted on a 400-for-1 basis.

5. Impairment of assets

In 2008, the Company discontinued the production of a tunable laser product based on factors that included an accumulation of costs for the asset group in excess of the amount originally expected, a current period operating loss and continuing cash flow decline combined with a projection that demonstrated continuing losses and a current expectation that the long-lived asset group will be disposed of at a loss before the end of its estimated useful life. As a result of the discontinuance, the Company considered that a triggering event for impairment review had occurred, due to the current period operating loss and the projection of future losses.

The Company identified the asset group associated with the tunable laser product to include finite-lived intangible assets which consisted of acquired core technology, noncompete agreement and assembled workforce and fixed assets, consisting of machinery and equipment and leasehold improvements. Based on the review, the Company concluded that the asset group associated with tunable laser product was fully impaired and an impairment charge of $4.0 million was recognized in the year ended December 31, 2008. The following is a description of the asset group and impairment charge (in thousands):

	Gross Assets	Accumulated Amortization / Depreciation	Impairment
Patents / core technology	$4,376	$(1,198)	$(3,178)
Assembled workforce	354	(177)	(177)
noncompetition agreements	37	(37)	—

Intangible assets	4,767	(1,412)	(3,355)

Machinery and equipment	941	(529)	(412)
Leasehold improvements	298	(18)	(280)

Fixed assets	1,239	(547)	(692)

	$6,006	$(1,959)	$(4,047)

In 2009, the Company entered into an agreement to sell its 55% ownership interest in Shenzhen Archcom Technology Co., Ltd. (Archcom) for $1.1 million, which was less than the Company’s share of the value in the net assets of Archcom. As a result, the Company recognized an impairment charge of $0.8 million in the year ended December 31, 2009, of which $0.2 million was related to tangible fixed assets and the remaining

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.6 million was recorded as an accrual for the expected loss on sale. As of December 31, 2009, the Company’s share of the current assets and current liabilities associated with Archcom, which were included in cash and cash equivalents, accounts receivable, inventories and accounts payable, was $0.9 million, $1.0 million, $0.2 million and $(0.4) million, respectively. As of March 31, 2010, the sale of Archcom was completed and all related assets and liabilities were eliminated from the consolidated balance sheet.

In addition, in 2009, the Company recorded an impairment charge of $1.2 million resulting from the write-off of machinery and equipment which were no longer in use.

6. Balance sheet components

Accounts receivable, net

Accounts receivable, net consist of the following (in thousands):

	December 31,
	2010	2009
Accounts receivable	$53,003	$48,146
Trade notes receivable	3,641	6,726
Allowance for doubtful accounts	(2,270)	(2,311)

	$54,374	$52,561

The table below summarizes the movement in the Company’s allowance for doubtful accounts (in thousands):

Balance at December 31, 2007	$(1,615)
Provision for bad debt	(573)

Balance at December 31, 2008	(2,188)
Provision for bad debt	(726)
Write-offs, net of recoveries	603

Balance at December 31, 2009	(2,311)
Provision for bad debt	(388)
Write-offs, net of recoveries	429

Balance at December 31, 2010	$(2,270)

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$8,710	$7,595
Work in process	3,316	2,451
Finished goods	7,400	4,109

	$19,426	$14,155

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment, net

Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2010	2009
Buildings	$15,537	$15,069
Machinery and equipment	57,863	46,077
Furniture, fixtures, software and office equipment	10,105	8,372
Leasehold improvements	2,940	2,929

	86,445	72,447
Less: Accumulated depreciation	(43,332)	(37,146)

	$43,113	$35,301

Depreciation expense was $8.7 million, $8.4 million and $7.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	Weighted Average Amortization Period (yrs)	December 31, 2010			December 31, 2009
		Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	5	$19,108	$(19,064)	$44	$18,643	$(16,541)	$2,102
Customer relationships	6	6,513	(5,786)	727	6,323	(4,419)	1,904
Leasehold interest	45	1,286	(156)	1,130	1,247	(124)	1,123
Noncompete agreements	7	710	(465)	245	710	(364)	346

		$27,617	$(25,471)	$2,146	$26,923	$(21,448)	$5,475

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold, and customer relationships and the noncompete agreements within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of goods sold	$2,237	$4,084	$4,271
Operating expenses	1,144	1,136	1,665

Total	$3,381	$5,220	$5,936

In September 2008, the Company changed the estimated remaining useful life of acquired technology, and patents, related to ROADM products, which were associated with its acquisition of OpTun, Inc., from 57 months to 28 months. The change in estimated remaining useful life was made after review of factors such as adverse changes in the business climate that affected future projections and a current expectation that warranted the

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change in useful life. The effect of the change in the estimated remaining useful life increased amortization expense included within cost of goods sold for the years ended December 31, 2010, 2009 and 2008, by $0.5 million, $0.5 million and $0.2 million, respectively.

The estimated future amortization expense of purchased intangible assets as of December 31, 2010, is as follows (in thousands):

Years Ending December 31,
2011	$824
2012	325
2013	139
2014	29
2015	29
Thereafter	800

$2,146

Goodwill

There were no changes in the carrying value of goodwill during the years ended December 31, 2010, 2009 or 2008.

Other long-term assets

Other long-term assets consist of the following (in thousands):

	December 31,
	2010	2009
Investment in equity securities	$12,147	$—
Deposits	590	587
Other	219	273

	$12,956	$860

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Employee-related	$7,385	$6,727
Other	5,661	8,809

	$13,046	$15,536

Other noncurrent liabilities

As of December 31, 2010 and 2009, other noncurrent liabilities included an asset retirement obligation of $1.0 million associated with the Company’s facility lease in California, which expires in December 2019.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Investment and equity accounting

During the first three quarters of 2010, the Company purchased shares of Ignis ASA (“Ignis”), a Norwegian company traded on the Oslo exchange (Norway stock exchange) for total consideration of $8.1 million. After such purchases, the Company had an ownership percentage in Ignis of 9%, 17% and 23% as of March 31, June 30 and September 30, 2010, respectively. During the fourth quarter of 2010, the Company’s ownership percentage in Ignis decreased to 19%, due to new shares issued by Ignis.

For periods in which the Company had less than 20% ownership, the cost method of accounting was used to record its investment in Ignis, which involved recording the investment in other long-term assets and adjusting unrealized gains or losses due to stock price fluctuation within accumulated other comprehensive income. For periods in which the Company had greater than 20% ownership, and considered it had the ability to exert significant influence over Ignis, the equity method of accounting was used, which involved recording its share of Ignis’s net income (loss) in other expense, net.

For 2010, the Company recognized a $0.6 million loss relating to its share of Ignis’s loss. As December 31, 2010, the Company had an investment balance of $12.1 million, including $4.4 million in unrealized gains and its ownership percentage of Ignis was 19%.

8. Debt

The components of debt obligations consist of the following (in thousands):

	December 31,
	2010	2009
Notes payable	$12,742	$13,696
Short-term bank loans	4,463	14,645

Total short-term loans and notes payable	$17,205	$28,341

Total long-term debt	$8,836	$8,147
Less: current portion of long-term debt	(5,924)	(6,035)

Total long-term debt, net of current portion	$2,912	$2,112

Notes payable

The Company frequently directs its banking partners to issue notes payable to its suppliers in China in exchange for accounts payable. The Company’s Chinese subsidiaries’ banks issue the notes to vendors and issue payment to the vendors upon redemption. The Company owes the payable balance to the issuing bank. The Company’s subsidiaries in China had trade notes payable of $12.7 million and $13.7 million as of December 31, 2010 and 2009, respectively. These notes are unsecured, noninterest bearing and are due approximately six months after issuance.

Short-term loans

The Company’s subsidiaries in China have short-term line of credit facilities from various banking institutions totaling $4.5 million and $14.6 million as of December 31, 2010 and 2009, respectively. These short-term line of credit facilities have an original maturity date of one year or less and one such facility agreement is secured by the Company’s main manufacturing facility in China. Amounts requested by the Company are not guaranteed and are subject to funds and currency availability. Interest due on the outstanding balance ranges from 4.76% to 5.84% and is charged based on the interest rate set by the People’s Bank of China. The rate

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charged is fixed on the borrowing date for the term of the loan. The short-term line of credit facilities do not require any specific covenants. The weighted average interest rate for short-term loans outstanding was 5.23% and 5.31% as of December 31, 2010 and 2009, respectively.

Long-term debt

In 2007, the Company entered into a series of three loan and security agreements with a bank for an available credit facility. The term of each of these agreements was two years. The loan and security agreements are secured by a building located in China owned by the Company’s primary subsidiary in China. Interest due on the outstanding balance ranges from 5% to 7% and is charged based on the interest rate set by the People’s Bank of China. The rate charged is fixed on the borrowing date for the term of the loan. In 2009, the Company repaid one of the three loans. The remaining two loan and security agreements were renewed for a term of one year under the original terms and security conditions. These loan and security agreements do not require any specific covenants. As of December 31, 2008, $7.3 million was outstanding under the loan and security agreements and classified as short-term. The balance was paid in 2009.

In December 2007, the Company entered into a loan and security agreement with a bank for an available credit facility. The loan and security agreement is secured by substantially all of the Company’s U.S. assets, other than intellectual property assets. In December 2008 and December 2009, the loan and security agreement was amended, increasing the amount of credit available under the facility and extending the term of the lending arrangement through December 2011. The three components of the available credit facility are as follows:

•

The original loan and security agreement provided a term loan of $1.4 million payable in 12 equal principal installments plus accrued interest. The term loan bore interest at the LIBOR rate plus a margin ranging from 2.75% to 3.50%, depending on the Company’s liquidity ratio. The term loan was paid in full as of December 31, 2008.

•

The original loan and security agreement provided for a $6.5 million revolving line of credit, available through December 2009. The December 2009 amendment to the loan and security agreement increased the revolving line of credit to $8.0 million and extended the term through December 2011. Amounts available under the revolving line of credit are reduced by any commercial or stand-by letters of credit issued by the bank to guarantee a loan for the Company’s subsidiaries in China. The maximum amount for which a letter of credit may be issued is $5.0 million. As of December 31, 2010 and 2009, letters of credit for $5.0 million were outstanding. As of December 31, 2010 and 2009, $3.0 million and $1.5 million were outstanding under the revolving line of credit, respectively. The total available borrowing capacity under this facility was $0.0 million and $1.5 million as of December 31, 2010 and 2009, respectively.

Amounts outstanding under the revolving line of credit prior to the December 2009 amendment bore interest at the LIBOR rate plus a margin ranging from 2.50% to 3.25%, depending on the Company’s liquidity ratio. The interest rate as of December 31, 2010 was 4.25%.

•

The original loan and security agreement provided for an $8.5 million credit facility which could be drawn in tranches based on equipment and software purchases, with the software component not to exceed $2.0 million. Advances were due and payable in 30 equal monthly installments of principal and interest. Amounts outstanding under this facility prior to the December 2009 amendment bore interest at the LIBOR rate plus a margin ranging from 2.75% to 3.50%, depending on the Company’s liquidity ratio. The December 2009 amendment provided that the outstanding balance of $1.6 million is payable in 24 equal monthly installments through December 2011. No further amounts may be borrowed under the original loan and security agreement.

In addition, the December 2009 amendment to the loan and security agreement provided an additional $9.5 million in credit based on capital expenditures in the United States. Advances may be drawn in

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

four tranches and are due and payable in equal monthly installments of principal and interest for terms ranging from 30 to 18 months such that all amounts will be repaid by June 2013. Borrowings subsequent to the December 2009 amendment will bear interest at the prime referenced rate, which cannot be lower than the LIBOR rate plus 3.75%. The capacity for future borrowing is limited by specified maximum amounts.

As of December 31, 2010 and 2009, $5.8 million and $1.6 million were outstanding, respectively. As of December 31, 2010, amounts outstanding bear interest at rates ranging from 3.01% to 4.50%. As of December 31, 2010, $3.5 million was available to borrow under this facility.

In connection with the original loan and security agreement, the Company issued a warrant to the lender to purchase 4,482 shares of common stock at an exercise price of $29.00 per share. The warrant was fully vested upon issuance and is exercisable for seven years from the date of issuance. The estimated fair value of the warrant was measured at issuance using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.7%, expected volatility of 77%, dividend yield of 0% and a term of seven years. The fair value of the warrant at issuance of $8,000 is being amortized over the term of the loan and security agreement. As of December 31, 2010, the warrant had not been exercised.

The loan and security agreement and supplemental amendments requires the Company to maintain certain financial covenants, including a liquidity ratio, and restricts the Company’s ability to incur additional debt or to engage in certain transactions. At December 31, 2010, the Company was in compliance with all of the financial covenants contained in this agreement.

In December 2007, the Company’s primary subsidiary in China entered into a term loan agreement with a Chinese bank under which the Company’s primary subsidiary in China borrowed $5.0 million, due in December 2008. This loan originally bore interest at the bank’s cost of funds plus 1.00% and interest was payable quarterly in arrears. The loan is secured by the standby letter of credit described above issued by a U.S. bank. In September 2008, the term loan agreement was amended to extend the due date of the loan to September 2009, and in 2009 was extended again through February 2010 and to set the interest rate equal to the rate charged by the People’s Bank of China. As of December 31, 2009, $5.0 million was outstanding under the term loan. In February 2010, the Company repaid the $5.0 million line of credit in full and reborrowed $2.0 million with an interest rate of 3.89%, which was repaid in December 2010. As of December 31, 2010, $5.0 million was available under the line of credit.

At December 31, 2010, maturities of long-term debt were as follows (in thousands):

Less than 1 year	$5,924
1 – 2 years	2,912

$8,836

The following table provides additional fair value information relating to the Company’s outstanding debt instruments (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$12,742	$12,742	$13,696	$13,696
Short-term loans	4,463	4,269	14,645	14,227
Long-term debt, net of current portion	8,836	8,320	8,147	7,971

Total	$26,041	$25,331	$36,488	$35,894

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the short-term loans, notes payable and debt have been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of liabilities with a similar maturity and discounting the cash flows at that rate. The fair values do not necessarily give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.

9. Commitments and contingencies

Leases

The Company leases various facilities under noncancelable operating leases. In December, 2010, the Company entered into a new lease in China through December 2013, with aggregate lease payments of $304,000. As of December 31, 2010, the future minimum commitments under all operating leases are as follows (in thousands):

Year ending December 31,
2011	$1,786
2012	1,501
2013	828
2014	718
2015	698
Thereafter	1,948

$7,479

Rent expense under the Company’s operating leases was $2.0 million, $1.8 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Litigation

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, the Company’s management does not believe that the outcome of any of these currently existing legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow. If an unfavorable ruling occurs in any of the legal proceedings described below, the Company’s financial position and results of operations and cash flows could be negatively affected. The Company accrues for losses related to the litigation when the Company’s management considers a potential loss probable and can reasonably estimate such loss in accordance with FASB requirements. With respect to each of the matters below, the Company’s management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at December 31, 2010. As the Company’s management continues to monitor these matters, however, its determination could change and it may decide a different reserve is appropriate in the future.

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the United States District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and the Company, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the codefendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transceivers, and, therefore, are being utilized in such digital diagnostic standards. On March 23, 2010, the Company filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims asserting that Finisar has violated state and federal competition laws and violated its obligations to license on reasonable and non-discriminatory terms. On May 5, 2010, the court dismissed without prejudice all co-defendants (including the Company) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against the Company. The Company and Finisar had agreed to suspend their respective claims for a 90 day period and not to refile the originally asserted claims against each other until one or more specified events occur resulting in the partial or complete resolution of the litigation between Source Photonics and Finisar. On September 10, 2010, Source Photonics and Finisar settled their lawsuit, commencing the suspension period, which ended in December 2010. On January 18, 2011, the Company and Finisar again agreed to suspend their respective claims and not to refile the originally asserted claims against each other until at least 90 days after one or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. At that time, Finisar will be permitted to bring a new lawsuit against the Company if it chooses to do so.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

Purchase obligations

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of December 31, 2010, total outstanding purchase obligations were $25.2 million, primarily due within the next 12 months.

Other contingencies

Under California’s recently enacted Global Warming Solutions Act, the Company will be required to design and install additional pollution control equipment at the San Jose, California, manufacturing plant to reduce perfluorocarbon emissions beginning in 2012. The Company does not expect the cost additional equipment will have a material impact on its financial position, results of operations or cash flows.

10. Redeemable convertible preferred stock

Under the Company’s Certificate of Incorporation, as amended and restated on November 29, 2010, the Company’s preferred stock is issuable in series. As of December 31, 2010, the Company’s Certificate of Incorporation authorized the Company to issue 7,420,000 shares of preferred stock, of which 1,840,000 shares are designated as Series 1 preferred stock, 1,440,000 shares are designated as Series 2 preferred stock, 4,120,000 shares are designated as Series 3 preferred stock and 20,000 shares are designated as Series X preferred stock.

In May 2008, the Company issued 12,491 shares of Series X preferred stock for $2,500.00 per share and received cash proceeds of $31.1 million, net of issuance cost of $137,000. In June 2008, the Company issued

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

49 shares of Series X preferred stock in exchange for 11,352 shares of common stock. In December 2009, the Company issued 3,556 shares of Series X preferred stock for $2,500.00 per share and received cash proceeds of $8.9 million, net of issuance costs of $24,000. In January 2010, the Company issued 2,401 shares of Series X preferred stock for $2,500.00 per share and received cash proceeds of $6.0 million.

Prior to 2007 and in connection with the issuance of Series 1, 2 and 3 preferred stock, the Company issued warrants for the purchase of shares of common stock. During the year ended December 31, 2009, warrants to purchase 10,009 shares were exercised. During the year ended December 3, 2010, the remaining 3,508 shares were exercised. As of December 31, 2010, none of these warrants remaining outstanding.

The following is the activity of the Company’s redeemable convertible preferred stock for the years ended December 31, 2010, 2009 and 2008 (in thousands, except share amounts):

	Series X		Series 3		Series 2		Series 1
	(see note A)		(see note B)		(see note C)		(see note D)		Total Amount
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2007	—	$—	3,974,974	$98,480	856,452	$17,054	1,808,087	$49,255	6,639,513	$164,789
Issuance of Series X preferred stock, net of stock issuance costs of $137	12,540	31,213	—	—	—	—	—	—	12,540	31,213
Accretion of preferred stock to redemption value	—	22	—	406	—	—	—	—	—	428

Balances as of December 31, 2008	12,540	31,235	3,974,974	98,886	856,452	17,054	1,808,087	49,255	6,652,053	196,430
Issuance of Series X preferred stock, net of stock issuance costs of $24	3,556	8,867	—	—	—	—	—	—	3,556	8,867
Accretion of preferred stock to redemption value	—	38	—	115	—	—	—	—	—	153

Balances as of December 31, 2009	16,096	40,140	3,974,974	99,001	856,452	17,054	1,808,087	49,255	6,655,609	205,450
Issuance of Series X preferred stock, net of issuance costs of $24	2,401	5,978	—	—	—	—	—	—	2,401	5,978
Accretion of preferred stock to redemption value	—	62	—	51	—	—	—	—	—	113

Balance as of December 31, 2010	18,497	$46,180	3,974,974	$99,052	856,452	$17,054	1,808,087	$49,255	6,658,010	$211,541

Note A—Liquidation preference $92,487, $80,482 and $62,701 at December 31, 2010, 2009 and 2008, respectively.

Note B—Liquidation preference $99,376 at each of December 31, 2010, 2009 and 2008.

Note C— Liquidation preference $28,861 at each of December 31, 2010, 2009 and 2008.

Note D—Liquidation preference $49,723 at each of December 31, 2010, 2009 and 2008.

Dividends

The holders of shares of Series 3 and Series X preferred stock are entitled to receive dividends at the greater of (a) $2.25 per share for Series 3 preferred stock and $225 per share for Series X preferred stock per annum and (b) the amount of dividends declared pro rata on the common stock and common stock to be issued assuming conversion of all preferred stock, prior and in preference to any declaration or payment of any dividend on the Series 1 preferred stock, the Series 2 preferred stock or the common stock.

After the holders of the Series 3 and Series X preferred stock have received their dividend preferences as noted above, the holders of shares of Series 2 preferred stock and Series 1 preferred stock are entitled to receive

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividends, on a pari passu basis, at the rate of $3.03275 per share for Series 2 preferred stock and $2.475 per share for Series 1 preferred stock prior and in preference to any declaration or payment of any dividend on common stock. After the payment of any dividend to the holders of shares of Series 2 preferred stock and Series 1 preferred stock, any further dividend payable, other than in common stock of the Company, shall be payable to holders of the preferred and common stock pro rata based on the number of shares of common stock held by each, assuming conversion of all preferred stock. Such dividends are payable when, as and if declared by the Board of Directors, and are not cumulative. As of December 31, 2010, no dividends had been declared.

No dividends can be paid on the common stock or any other preferred stock unless the holders of Series X and Series 3 preferred stock first or simultaneously receive the amount of the dividends they are entitled to. In addition, the Company’s U.S. loan and security agreement restricts its ability to pay dividends.

Liquidation

In the event of any liquidation, dissolution, change in control or winding up of the Company, whether voluntary or involuntary, the holders of the Series X preferred stock are entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the Series 1 preferred stock, Series 2 preferred stock, Series 3 preferred stock and common stock, an amount equal to: (a) in the case of an acquisition transaction, $5,000.00 per share (as adjusted for any stock split, dividend, combination or other recapitalization) plus all declared but unpaid dividends on such shares or (b) in the case of any liquidation, dissolution of the Company, $2,500.00 per share (appropriately adjusted for any stock split, dividend, combination or other recapitalization) plus all declared but unpaid dividends on such shares. In the event that upon liquidation or dissolution, the assets and funds of the Company are insufficient to permit the payment to Series X preferred stockholders of the full preferential amounts, then the entire assets and funds of the Company legally available for distribution are to be distributed ratably among the holders of the Series X preferred stock in proportion to the full preferential amount that each is otherwise entitled to receive.

In the event of any liquidation, dissolution, change in control or winding up of the Company, whether voluntary or involuntary, the holders of shares of Series 3 preferred stock are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of Series 1 preferred stock, Series 2 preferred stock and common stock, an amount equal to $25.00 per share for each outstanding share of Series 3 preferred stock of the Company (as adjusted for any stock dividends, combinations, or splits) plus any declared but unpaid dividends on such shares. In the event that upon liquidation or dissolution the assets and funds of the Company are insufficient to permit the payment to Series 3 preferred stockholders of the full preferential amounts, then the entire assets and funds of the Company legally available for distribution are to be distributed ratably among the holders of the shares of Series 3 preferred stock in proportion to the full preferential amount that each is otherwise entitled to receive. After the foregoing distributions, the remaining assets will be distributed ratably among the holders of Series 1, 2 and 3 preferred stock and common stock.

In the event of any liquidation, dissolution, change in control or winding up of the Company, whether voluntary or involuntary, and after the completion of the liquidation preference to Series 3 preferred stockholders, the holders of shares of Series 1 preferred stock and Series 2 preferred stock are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of common stock, an amount equal to $27.50 per share for each outstanding share of Series 1 preferred stock of the Company (as adjusted for any stock dividends, combinations, or splits) plus any declared but unpaid dividends on such shares and $33.697325 per share for each outstanding share of Series 2 preferred stock of the Company (as adjusted for any stock dividends, combinations, or splits) plus any declared but unpaid dividends on such shares. In the event that upon liquidation or dissolution the assets and funds of the Company are insufficient to permit the payment of

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series 1 and Series 2 preferred stockholders of the full preferential amounts, then the entire assets and funds of the Company legally available for distribution are to be distributed ratably among the holders of the shares of Series 1 preferred stock and Series 2 preferred stock in proportion to the full preferential amount each is otherwise entitled to receive.

The Company has presented Series 1, 2, 3 and X preferred stock outside of deficit in the mezzanine section of the consolidated balance sheets, as the shares of Series 1, 2, 3 and X preferred stock have a change in control provision which would result in the shares being deemed to be redeemed upon a change in control, which change in control is not solely within the control of the Company.

The remaining assets, after the above mentioned provisions, will be distributed first, ratably among holders of preferred stock until (as adjusted for any stock dividends, combinations, or splits): (a) Series 1 preferred stockholders have received an aggregate of $55.00 per share, (b) Series 2 preferred stockholders have received an aggregate of $67.39465 per share, (c) Series 3 preferred stockholders have received an aggregate of $50.00 per share, and secondly, among the holders of common stock until they have received an aggregate of $51.035 per share.

Redemption

At any time after May 30, 2011, one or more holders of Series 3 preferred stock or Series X preferred stock that, together with all holders submitting redemption elections, either (a) own at least 400,000 shares of Series 3 preferred stock in the aggregate at the time of delivery of the redemption notice, (b) owned at least 400,000 shares of Series 3 preferred stock in the aggregate on June 30, 2006, (c) own at least 4,000 shares of Series X preferred stock in the aggregate at the time of delivery of the redemption notice or (d) owned at least 4,000 shares of Series X preferred stock in the aggregate on June 30, 2008, may redeem up to that number of shares at an amount of $25.00 per share of Series 3 preferred stock and/or $2,500.00 per share of Series X preferred stock (as adjusted for stock splits, stock dividends, reclassifications or the like) plus all declared but unpaid dividends on the shares in three annual installments of 40%, 40% and 20% of the redemption price, respectively. As a result of the redemption provisions of the Series X and Series 3 preferred stock, the Company is required to accrete the carrying value of the preferred stock to its redemption value over the period from issuance through redemption date. As a result, during the years ended December 31, 2010, 2009 and 2008, the Company recorded preferred stock accretion of $113,000, $153,000 and $428,000, respectively, as a charge to additional paid-in capital.

On any redemption date, if the funds of the Company are insufficient to redeem the total number of shares of Series 3 preferred stock or Series X preferred stock to be redeemed on such date, those funds which are legally available will be used to redeem first the maximum possible number of such shares of Series X preferred stock, and second to redeem the maximum possible number of such shares of Series 3 preferred stock. If shares of more than one redeeming holder are to be redeemed on any redemption date, those funds which are legally available will be used to redeem the maximum possible number of shares, allocated ratably among the holders of such shares to be redeemed based upon the total redemption price applicable to the shares of Series X preferred stock and Series 3 preferred stock designated to be redeemed by each redeeming holder. The shares of Series X preferred stock and Series 3 preferred stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the Company are legally available for the redemption of shares of Series X preferred stock and/or Series 3 preferred stock, as applicable, such funds will immediately be used to redeem the balance of the shares which the Company has become obliged to redeem on any redemption date but which it has not redeemed. Through December 31, 2010, there was no Series X preferred stock or Series 3 preferred stock presented for redemption.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Conversion

Each share of preferred stock, at the option of the holder, is convertible into a number of fully paid shares of common stock as determined by dividing the respective preferred stock issue price by the conversion price in effect at the time. The initial conversion price of shares of Series 1 preferred stock, Series 2 preferred stock, Series 3 preferred stock and Series X preferred stock is $27.50, $33.697325, $25.00 and $25.00 respectively (as adjusted for any stock dividends, combinations, or splits), and all series are subject to adjustment in accordance with conversion provisions contained in the Company’s Certificate of Incorporation. Conversion of the Series 1, Series 2, Series 3 and Series X preferred stock is automatic immediately upon the earlier of (a) closing of a firm commitment underwritten public offering or (b) the date specified by holders of at least 60% of the then outstanding shares of preferred stock on an as converted to common stock.

The Series X preferred stock has additional special conversion features related to a subsequent equity financing and a qualified initial public offering. If the Company issued and sold shares of its equity securities in a single transaction or a series of related transactions (other than a qualified initial public offering) and received aggregate proceeds from the equity financing of an amount equal to the product of (a) the number of shares of Series X preferred stock then outstanding (adjusted for any stock split, dividend, combination or other recapitalization with respect to the Series X preferred stock) multiplied by (b) $2,500.00, then the Series X preferred stock would automatically be converted into fully paid and nonassessable shares of the equity securities issued in the subsequent equity financing. The number of shares of common stock to be issued to holders of Series X preferred stock upon such conversion will be equal to the quotient obtained by dividing (i) the total number of shares of Series X preferred stock multiplied by $2,500.00 by (ii) 50% of the price per share of the equity securities sold in the subsequent equity financing, rounded to the nearest whole share. The number of shares of Series X preferred stock, as well as the conversion ratio, is subject to adjustment for any stock split, dividend, combination or other recapitalization with respect to the Series X preferred stock.

If at any time on or before June 30, 2011, the Company issued and sold shares of its common stock in a qualified initial public offering, the Series X preferred stock will automatically be converted into fully paid and nonassessable shares of common stock upon the completion of the qualified initial public offering. The number of shares of common stock to be issued to holders of Series X preferred stock upon such conversion shall be equal to the quotient obtained by dividing (a) the total number of shares of Series X preferred stock held by such holders multiplied by $2,500.00 by (b) $6.25, rounded to the nearest whole share. The number of shares of Series X preferred stock, as well as the conversion ratio, is subject to adjustment for any stock split, dividend, combination or other recapitalization with respect to the Series X preferred stock.

The Company determined that the modification of the Series X special conversion feature effected by the amended and restated Articles of Incorporation dated November 29, 2010, did not result in any material incremental value received by the Series X stockholders. As a result, no accounting was deemed necessary upon modification.

The Company determined that the special conversion feature of the Series X preferred stock providing for conversion of shares of Series X preferred stock into common stock upon the completion of a qualified initial public offering is a contingent beneficial conversion feature. Upon completion of the initial public offering in the three months end March 31, 2011, the Company will potentially recognize a charge as a deemed dividend within retained earnings at the time of conversion. In the absence of retained earnings, the Company would record the charge within additional paid-in capital. As a result, there is no impact on net income (loss) attributable to NeoPhotonics Corporation as the charge is recognized within equity, however, the charge will impact net income (loss) attributable to NeoPhotonics Corporation common stockholders and basic and diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders. For further information, see Note 17.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Voting rights

The holder of each share of Series 1, 2, 3 and X preferred stock is entitled to one vote for each share of common stock into which shares of preferred stock could be converted.

11. Common stock

The Company’s Certificate of Incorporation authorized the Company to issue 14,000,000 shares of common stock with a par value of $0.0025 per share. As of December 31, 2010, the Company had reserved the following shares of authorized but unissued common stock:

Stock options (1)	2,392,653
Warrants	4,482

Total	2,397,135

(1)	For the purposes of the table above, 865,420 shares authorized for issuance under the Company’s 2010 Equity Incentive Plan have been excluded, as the plan becomes effective upon closing of an initial public offering and was not effective as of December 31, 2010.

In 2007, the Company repurchased 1,422 shares of outstanding common stock from stockholders at an average price of $4.65 per share for an aggregate purchase price of $7,000. In 2008, the Company repurchased 11,094 shares of outstanding common stock from stockholders, at an average price of $8.85 per share for an aggregate purchase price of $98,000. In 2009, the Company repurchased 10,199 shares of outstanding common stock from stockholders at an average price of $3.62 per share for an aggregate purchase price of $37,000. The common stock repurchased is removed from common stock outstanding, is not held in treasury stock and is available for reissuance.

12. Equity incentive programs

2004 Stock Option Plan

In March 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 2004 Plan provides for the issuance of options to purchase common stock. Options granted under the 2004 Plan may be either incentive stock options or nonqualified stock options. Under the terms of the Plan, awards may be granted at prices not less than 100% of the fair value of the Company’s common stock, as determined by the Company’s Board of Directors, on the date of grant for an incentive stock option and not less than 85% of the fair value of the Company’s common stock on the date of grant for a non-qualified stock option. Options vest over a period of time as determined by the Board of Directors, generally over a four year period, and expire ten years from date of grant. Subject to adjustment for certain changes in the Company’s capital structure, the maximum aggregate number of shares of common stock that may be issued under the 2004 Plan is 3,010,769.

Stock options granted under the Company’s stock option plan provide employee option holders, if approved by the Company’s Board of Directors, the right to elect to exercise unvested options in exchange for restricted common stock, which are subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated. Any repurchased shares are not returned to the available share pool for future stock option grants. The shares purchased by the employees pursuant to the early exercise of stock options are deemed to be outstanding. Early exercises of options are not deemed to be substantive exercises for accounting purposes. Accordingly, amounts received for early exercises are recorded as a liability. These

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts are reclassified to additional paid-in capital as the underlying options vest. As of December 31, 2010 and 2009, there is a liability related to the issuance of these shares of $18,000 and $60,000, respectively, which is included in the consolidated balance sheets within accrued and other current liabilities.

The activity of nonvested shares for the year ended December 31, 2010, as a result of the early exercise of options granted to employees, is as follows:

Shares
Balance at December 31, 2009	14,277
Vested during the year	(10,111)

Balance at December 31, 2010	4,166

The following table summarizes 2004 Plan stock option activity during the year ended December 31, 2010:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2009	406,192	1,521,684	$4.22
Authorized for issuance	492,042	—
Granted	(603,920)	603,920	$10.06
Exercised	—	(27,265)	$4.18
Forfeited or cancelled	85,702	(85,702)	$6.75

Balance at December 31, 2010	380,016	2,012,637	$5.86

The following table summarizes information about 2004 Plan options outstanding as of December 31, 2010:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value (in thousands)
Vested and expected to vest	1,822,823	$5.66	7.4	$4,483
Exercisable	1,429,456	$4.56	6.6	$4,322

The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2010, is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2010. The intrinsic value of exercised options during the years ended December 31, 2010, 2009 and 2008 was $144,000, $1,000 and $9,000, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The fair value of all stock options that vested in the year ended December 31, 2010 was $1.2 million.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

The following tables summarize the components of stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Amortization of deferred stock-based compensation	$—	$28	$146
Stock-based compensation recorded at fair value	1,598	953	982

	$1,598	$981	$1,128

	Years Ended December 31,
	2010	2009	2008
Cost of goods sold	$106	$53	$125
Research and development	373	228	314
Sales and marketing	378	180	177
General and administrative	741	520	512

	$1,598	$981	$1,128

The weighted-average fair value of options granted was $7.54, $2.94 and $2.87 per share for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, there was $4.9 million of unrecognized stock-based compensation expense that will be recognized over the remaining weighted-average period of 3.0 years.

The Company estimated the fair value of employee stock options using a Black-Scholes valuation model with the following assumptions:

	Years Ended December 31,
	2010	2009	2008
Weighted-average expected term (years)	6.59	6.00	5.84
Weighted-average volatility	73%	79%	77%
Risk-free interest rate	2.51% – 3.19%	2.15% – 3.12%	2.81% – 3.45%
Expected dividends	0%	0%	0%

Expected term. Given the Company’s limited historical exercise behavior, the expected term of options granted was determined using the “simplified” method for years ended December 31, 2009 and 2008. Under this approach, the expected term is presumed to be the average of the vesting term and the contractual term of the option. The Company granted “in-the-money” options on January 27, 2010 and March 30, 2010. As a result, the Company’s options do not meet the definition of a “plain-vanilla” option which is required to estimate expected term using the “simplified” method. For options granted after December 31, 2009, the expected term was estimated using the Company’s historical exercise behavior and expected future exercise behavior.

Volatility. Since the Company’s common stock is currently not publicly traded and therefore no historical data on volatility of its stock is available, the expected volatility used is based on volatility of similar entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risk-free interest rate. The risk-free rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected dividends. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated forfeiture rate was 9.67%, 6.97% and 10.60% for the years ended December 31, 2010, 2009 and 2008, respectively.

2007 Stock Appreciation Grants Plan

In October 2007, the Company adopted its 2007 Stock Appreciation Grants Plan (the “2007 Plan”). The 2007 Plan provides for the grant of units (“stock appreciation units”) entitling the holder upon exercise to receive cash in an amount equal to the amount by which the Company’s common stock has appreciated in value. Each stock appreciation unit shall entitle a participant to a cash payment in the amount of the excess of the fair market value of a share of common stock on the exercise date over the fair market value of a share of common stock on the award date.

The total appreciation available to a participant from the exercise of an award is equal to the number of stock appreciation units being exercised, multiplied by the amount of appreciation per stock appreciation unit. The stock appreciation units granted under this Plan are primarily granted to employees or consultants of the Company’s subsidiaries in China.

An award under the plan is not exercisable by any recipient until the earliest to occur of the following: (i) the expiration of the period of time agreed to between the Company’s underwriters and certain stockholders of the Company selected by the underwriters in connection with a public offering of the stock, or (ii) upon the consummation of a change in control, which means a sale of all or substantially all of the Company’s assets, or a merger, consolidation or other capital reorganization or business combination transaction of the Company with or into another corporation or entity. Because neither of these events have occurred and therefore the employees are not able to exercise their units, no compensation expense has been recognized to date relative to these awards. Upon the occurrence of either of the two events, the Company would recognize compensation expense and corresponding equal to the number of vested and outstanding stock appreciation units multiplied by the fair value, calculated using the Black-Scholes option pricing model, on that date. In future periods, the Company will remeasure the fair value (based on the market price of the Company’s common stock at the relevant period end) of all vested and outstanding stock appreciation units and adjust compensation expense and corresponding liability accordingly. The Company will also recognize compensation expense for additional vested stock appreciation units.

The activity of stock appreciation units is as follows:

Units
Stock appreciation units outstanding as of December 31, 2009	197,000
Stock appreciation units issued	134,554
Stock appreciation units cancelled	(29,960)

Stock appreciation units outstanding as of December 31, 2010	301,594

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010 Incentive Plan

The Company’s board of directors adopted the 2010 equity incentive plan (“the 2010 Incentive Plan”) in April 2010, and the Company’s stockholders approved this plan in July 2010. The 2010 Incentive Plan will become effective on the next calendar day after the execution and delivery of the underwriting agreement associated with the Company’s initial public offering. The 2010 Incentive Plan will terminate on April 13, 2020, unless sooner terminated by the board of directors.

The 2010 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Additionally, the 2010 Incentive Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2010 Incentive Plan after the 2010 Incentive Plan becomes effective is 865,420 shares. Then, the number of shares of the Company’s common stock reserved for issuance under the 2010 Incentive Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2010 Incentive Plan is 8,000,000 shares.

As of December 31, 2010, the 2010 Incentive Plan is not yet effective and therefore no awards have been granted under this plan.

2010 employee stock purchase plan

The Company’s board of directors adopted the 2010 employee stock purchase plan, or ESPP, in April 2010, and the Company’s stockholders approved this plan in July 2010. The ESPP will become effective immediately upon the execution and delivery of the underwriting agreement associated with the Company’s initial public offering. The ESPP initially authorizes the issuance of 342,568 shares of our common stock pursuant to purchase rights granted to employees or to employees of any of our designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1st each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lesser of (1) 3.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (2) 600,000 shares of common stock or (3) such lesser number of shares of common stock as determined by the Company’s board of directors. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code.

The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Employees may participate through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for participating employees at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering, or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase.

As of December 31, 2010, the ESPP is not yet effective and therefore no rights have been granted and no shares of common stock have been purchases pursuant to this plan.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Income taxes

The benefit from (provision for) income taxes is based upon the income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
U.S. operations	$(8,589)	$(16,751)	$(32,693)
Non-U.S. operations	14,142	11,806	2,840

	$5,553	$(4,945)	$(29,853)

The components of the benefit from (provision for) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
U.S. Federal tax	$10	$74	$238
U.S. state tax	—	—	—
Non-U.S. foreign tax	(2,324)	(2,038)	—

	(2,314)	(1,964)	238
Deferred
U.S. Federal tax	—	—	—
U.S. state tax	—	—	—
Non-U.S. foreign tax	32	62	1,574

	$(2,282)	$(1,902)	$1,812

The benefit from (provision for) income taxes differs from the amount obtained by applying the U.S. federal statutory tax rate as follows (in thousands, except percentages):

	Years Ended December 31,
	2010	2009	2008
U.S. Federal statutory rate	34.0%	34.0%	34.0%
Tax at U.S. statutory rate	$(1,888)	$1,720	$10,101
State income taxes, net of federal benefit	(1,893)	844	781
Nondeductible expenses	267	314	481
Stock-based compensation	(320)	(218)	(384)
Change in valuation allowance	68	(6,120)	(10,263)
Research and development	225	1,390	(43)
Foreign rate differences	2,323	144	1,423
Foreign permanent items	(619)	—	—
Other	(445)	24	(284)

	$(2,282)	$(1,902)	$1,812

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the movement in the Company’s deferred tax asset valuation allowance (in thousands):

Balance at December 31, 2007	$41,440
Charge (Credit) to Expense	10,263
Deductions—Write-offs	(1,200)

Balance at December 31, 2008	50,503
Charge (Credit) to Expense	6,120
Deductions—Write-offs	—

Balance at December 31, 2009	56,623
Charge (Credit) to Expense	(68)
Deductions—Write-offs	(114)

Balance at December 31, 2010	$56,441

Deferred income tax assets and liabilities comprise the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$47,412	$47,891
Federal and state credits	5,572	5,068
Reserves, accruals and other	3,492	4,035
Fixed assets	1,293	1,683

Total deferred tax assets	57,769	58,677
Valuation allowance	(56,441)	(56,623)

Total deferred tax assets, net of valuation allowance	1,328	2,054
Deferred tax liabilities:
Acquired intangibles	(836)	(1,609)

Net deferred tax assets	$492	$445

Reported as:
Current deferred tax assets, included within prepaid expenses and other current assets	$1,028	$1,213
Deferred income tax liabilities	(536)	(768)

Net deferred tax assets	$492	$445

The net valuation allowance decreased by $0.2 million during the year ended December 31, 2010, primarily due to the decrease in state deferred tax assets and expired net operating losses.

As of December 31, 2010, the Company had net operating loss, or NOL, carryforwards for federal and state tax purposes of $138.4 million and $47.3 million, respectively. If not utilized, the federal and state net operating losses expire starting in 2011. The Company also had federal and state research credit carryovers of $2.4 million and $5.4 million, respectively. The federal research credits expire beginning in 2018. The state research credit has no expiration. Utilization of the NOL and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before utilization.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets listed above do not include NOL carryforwards that are expected to expire unutilized as a result of existing ownership changes.

The Company has no present intention of remitting undistributed earnings of foreign subsidiaries, and, accordingly, no deferred tax liability has been established relative to these earnings. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable. As of December 31, 2010, the Company’s undistributed earnings of foreign subsidiaries was $11.4 million.

In 2010 and 2009, certain of the Company’s subsidiaries benefited from various tax incentives, including tax holidays and reduced tax rates ranging from 15% to 20%, for operating in special economic zones or for engaging in certain qualifying business activities in China. The Company realized benefits from the reduced tax rate for the years ended December 31, 2010 and 2009 as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Tax provision (benefit) for China entities at statutory rate of 25%	$3,971	$2,196	$(81)
Tax provision (benefit) for China entities included in the consolidated statement of operations	2,291	1,228	(241)

Tax benefit from preferential tax rate	$1,680	$968	$160

Shares used to compute impact of tax benefits per basic and diluted share	1,945,111	1,913,117	1,924,141

Impact of tax benefits per basic and diluted share	$—	$0.51	$0.08

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, the Company’s China subsidiaries enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all China enterprises, including foreign invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, the Company’s China subsidiaries may be subject to the uniform income tax rate of 25% unless they are able to qualify for preferential status. Currently, they have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential rate applies to 2010, 2009 and 2008. The Company will reapply for the preferential rate for 2011. If approved, the rate will remain at 15%, otherwise, the rate will be 24% for 2011 and 25% thereafter.

Tax effects of a position are recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. At December 31, 2010, the Company had $5.1 million of unrecognized tax benefits, $169,000, of which would affect its effective tax rate if recognized.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2007	$1,390
Gross increases for tax positions of prior years	—
Gross increases for tax positions of current year	262

Balance at December 31, 2008	1,652
Gross increases for tax positions of prior years	—
Gross increases for tax positions of current year	2,439

Balance at December 31, 2009	4,091
Gross increases for tax positions of prior years	—
Gross increases for tax positions of current year	1,010

Balance at December 31, 2010	$5,101

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of its income tax provision. For all years presented, the Company recognized no interest and penalties related to uncertain tax positions, as the uncertain tax position balances offset deferred tax assets, which are subject to a valuation allowance.

Uncertain tax positions relate to potential obligations related to permanent establishment in the Company’s global subsidiaries and to the determination of the research and experimental tax credit. The Company does not consider that it is reasonably possible that there will be a material change in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S federal jurisdiction and various states and foreign jurisdictions. As of December 31, 2010, the Company’s federal returns for the year ended December 31, 2007 through the current period and most state returns for the year ended December 31, 2006 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years are still subject to examination. The Company is not currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.

14. Noncontrolling interests

From February 2005 through March 2006, the Company acquired substantially all of the outstanding shares of NeoPhotonics (China) Co., Ltd. (NeoPhotonics China), a Company based in China that is a manufacturer of active optoelectronics components, optical subassemblies and transceivers. The remaining 0.4% of the outstanding shares were held by a noncontrolling shareholder and therefore represented a noncontrolling interest in NeoPhotonics China. In April 2010, the Company acquired the remaining 0.4% of outstanding shares of NeoPhotonics China for $0.1 million. After the transaction, the Company owned 100% of NeoPhotonics China. As of December 31, 2008, NeoPhotonics China owned 90% of the shares of Shenzhen Photon Broadband Technology Co., Ltd. (Broadband), a Company based in China. In March 2009, NeoPhotonics China acquired the remaining 10% of outstanding shares of Broadband for $0.7 million, which was $0.3 million greater than the carrying value of the noncontrolling interest and therefore, the transaction was recorded as a reduction to NeoPhotonics China’s noncontrolling interest for the carrying amount and a reduction to additional paid-in capital for the excess amount paid. After the transaction, NeoPhotonics China owned 100% of Broadband.

As of December 31, 2009, the Company had a joint venture interest in Archcom, whereby the Company owned 55% of the joint venture and Archcom Technology Limited owned 45% of the joint venture. The joint venture was consolidated, with 45% representing a noncontrolling interest in Archcom. In November 2009, the Company entered into an agreement with Archcom Technology Limited to sell its 55% ownership interest, including certain equipment held by the joint venture, for $1.1 million. Half of the amount, or $550,000, was paid

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the Company in December 2009. In March 2010, the Company received foreign regulatory approval for completion of the sale of its ownership interest in Archcom. The Company received the remaining $550,000 of the sale consideration upon completion of the sale on March 31, 2010.

As of December 31, 2010, the Company has no noncontrolling interests in the consolidated balance sheet.

15. Segment reporting

The Company operates in one reportable segment. The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company’s operations as a whole and reviews financial information presented on a consolidated basis, accompanied by information about product revenue, for purposes of evaluating financial performance and allocating resources.

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of the customer. Long-lived assets in the tables below comprise only property, plant and equipment (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue:
China	$107,332	$105,607	$72,080
United States	27,245	13,498	17,319
Japan	17,376	13,245	17,363
Other	32,186	22,712	27,227

Total consolidated revenue	$184,139	$155,062	$133,989

	As of December 31,
	2010	2009
Long-lived assets:
China	$32,033	$27,538
United States	11,080	7,763

Total long-lived assets	$43,113	$35,301

16. Restructuring

During the third quarter of 2008, the Company initiated a restructuring plan as part of a companywide cost saving initiative aimed to reduce operating costs primarily by moving manufacturing operations from the United States to China to capitalize on synergies and operational efficiencies. The Company recorded $1.3 million of expense for severance costs resulting from involuntary termination of 170 employees located in the United States and China and $126,000 of expense related to facility closure. The Company’s restructuring charges are presented as a separate line within operating expense in the consolidated statement of operations. The following table summarized the restructuring activity for the periods presented (in thousands):

Restructuring accrual:
Charges	$1,383
Payments	(965)

Restructuring accrual at December 31, 2008	418
Payments	(418)

Restructuring accrual at December 31, 2009	$—

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Subsequent events (unaudited)

In February 2011, the Company completed its initial public offering of 8,625,000 shares of its common stock, including the full underwriters’ over-allotment option, at a public offering price of $11.00 per share. Cash proceeds from the initial public offering were approximately $88.2 million, prior to deducting offering expenses.

In connection with the closing of the initial public offering, all of the shares of Series 1, Series 2 and Series 3 preferred stock outstanding automatically converted into 6,639,513 shares of common stock on a 1-for-1 basis and all of the shares of Series X preferred stock outstanding automatically converted into 7,398,976 shares of common stock on a 400-for-1 basis. The Series X preferred stock contained a special conversion feature which was contingent upon completion of an initial public offering. The beneficial conversion feature is measured as the difference between the offering price of $11 per share and the conversion amount of $6.25 per share. At the closing of the initial public offering, the beneficial conversion feature was recorded to additional paid-in-capital and will represent a deemed dividend in calculating net income (loss) attributable to NeoPhotonics Corporation common stockholders, for the first fiscal quarter ending March 31, 2011. For 2010 and 2009, pro forma net income (loss) per share attributable to NeoPhotonics Corporation common stockholders, which assumes all preferred stock are converted to common stock at the beginning of each year on as converted basis, are as follows:

	Years Ended December 31,
	2010	2009
Net income (loss) attributable to NeoPhotonics Corporation	$3,191	$(6,963)

Pro forma net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	$0.20	$(0.51)

Diluted	$0.19	$(0.51)

Weighted average shares used to compute pro forma net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	15,917,817	11,686,739

Diluted	17,008,492	13,599,856

As of the close of the Company’s initial public offering, there were 115,597 fully vested stock appreciation units outstanding that become exercisable upon the expiration of the lock-up period associated with the Company’s initial public offering. Due to the contingent nature of these awards, as of December 31, 2010, no compensation expense had been recognized. Upon completion of the Company’s initial public offering, the Company recognized compensation expense representing the number of vested stock appreciation units at that date, multiplied by the fair value of the award, using the Black-Scholes option pricing model, which will be included in the results of operations for the first fiscal quarter ending March 31, 2011. Additional compensation expense will be recognized in this quarter and going forward, based on additional vesting of stock appreciation units and changes in the fair value of the vested stock appreciation units. The fair value of the stock appreciation units is based, in part, on the value of the Company’s common stock and therefore can vary significantly.

In connection with the closing of the Company’s initial public offering and executive of the associated underwriting agreement, the Company’s 2010 Equity Incentive Plan and 2010 ESPP Plan became effective and shares authorized for issuance under the 2004 Plan were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options).

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Additional Information—Parent Company Condensed Financial Statements

NEOPHOTONICS CORPORATION

PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$12,558	$25,082
Accounts receivable, net	5,949	5,392
Intercompany receivable	4,291	792
Inventories	2,257	1,277
Prepaid expenses and other current assets	3,691	681

Total current assets	28,746	33,224
Property, plant and equipment, net	11,080	7,985
Goodwill	4,324	4,324
Other intangible assets, net	639	2,301
Investments in subsidiaries	75,870	49,108
Other long-term assets	590	597

Total assets	$121,249	$97,539

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,808	$2,027
Current portion of long-term debt	5,924	1,054
Accrued and other current liabilities	6,537	6,753

Total current liabilities	15,269	9,834
Long-term debt, net of current portion	2,912	2,112
Deferred income tax liabilities	24	24
Other noncurrent liabilities	1,141	1,210

Total liabilities	19,346	13,180
Commitments and contingencies
Redeemable convertible preferred stock:
Series X redeemable convertible preferred stock	46,180	40,140
Series 1, 2 and 3 redeemable convertible preferred stock	165,360	165,310

	211,540	205,450
Stockholders’ deficit:
Common stock	5	5
Additional paid-in capital	93,350	91,894
Accumulated other comprehensive income	12,807	6,000
Accumulated deficit	(215,799)	(218,990)

Total stockholders’ deficit	(109,637)	(121,091)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$121,249	$97,539

See accompanying Notes to Parent Company Condensed Financial Statements.

NEOPHOTONICS CORPORATION

PARENT COMPANY CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands)	2010	2009	2008
Third party revenue	$67,527	$25,624	$32,776
Intercompany revenue	13,364	11,951	$9,277

Total revenue	80,891	37,575	42,053
Third party cost of goods sold	44,179	18,518	25,529
Intercompany cost of goods sold	11,823	8,630	9,465

Total cost of goods sold	56,002	27,148	34,994

Gross profit	24,889	10,427	7,059
Operating expenses:
Research and development	15,555	11,603	14,667
Sales and marketing	5,601	4,192	6,779
General and administrative	12,081	10,950	10,199
Amortization of purchased intangible assets	264	264	415
Asset impairment charges	103	262	4,047
Restructuring charges	—	—	721

Total operating expenses	33,604	27,271	36,828

Loss from operations	(8,715)	(16,844)	(29,769)

Interest income	48	125	363
Interest expense	(202)	(132)	(312)
Other income (expense), net	281	89	(4)

Total interest and other income, net	127	82	47

Loss before income taxes and equity investees	(8,588)	(16,762)	(29,722)
Benefit from (provision for) income taxes	10	(506)	233
Net income attributable to equity investees, net	11,769	10,305	1,435

Net income (loss) attributable to NeoPhotonics Corporation	3,191	(6,963)	(28,054)

Accretion of redeemable convertible preferred stock	(113)	(153)	(428)

Net loss attributable to NeoPhotonics Corporation common stockholders	$3,078	$(7,116)	$(28,482)

See accompanying Notes to Parent Company Condensed Financial Statements.

NEOPHOTONICS CORPORATION

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities
Net income (loss) attributable to NeoPhotonics Corporation	$3,191	$(6,963)	$(28,054)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	4,126	4,955	5,163
Asset impairment charges	—	262	4,047
Stock-based compensation expense	1,598	837	1,128
Loss (gain) on disposal of fixed assets	105	(124)	177
Allowance for doubtful accounts	56	78	740
Provision for inventories	150	52	15
Equity interest in income of subsidiaries	(11,879)	(10,305)	(1,435)
Change in assets and liabilities:
Accounts receivable	(13,265)	(2,169)	1,422
Intercompany, net	9,414	8,476	5,704
Inventories	(1,130)	676	755
Prepaid expenses and other current assets	(3,003)	(4)	113
Accounts payable	70	(58)	(2,601)
Accrued and other liabilities	(770)	1,432	1,422

Net cash used in operating activities	(11,337)	(2,855)	(11,404)

Cash flows from investing activities
Purchase of property, plant and equipment	(4,685)	(2,405)	(5,512)
Proceeds from sale of property and equipment	—	407	2
Purchase of long-term investment	(8,276)	—	—
Investment in subsidiaries	—	—	(2,069)
Proceeds from sale of short-term investments	—	—	998
Proceeds from maturity of short-term investments	—	—	3,114

Net cash used in investing activities	(12,961)	(1,998)	(3,467)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	5,978	8,867	31,090
Repurchase of common stock	(1)	(37)	(98)
Proceeds from exercise of stock options	114	40	69
Proceeds from exercise of warrants	13	40	—
Proceeds from bank loans	7,280	634	2,000
Repayment of bank loans	(1,610)	(2,643)	(3,265)

Net cash provided by financing activities	11,774	6,901	29,796

Net increase (decrease) in cash and cash equivalents	(12,524)	2,048	14,925
Cash and cash equivalents at the beginning of the period	25,082	23,034	8,109

Cash and cash equivalents at the end of the period	$12,558	$25,082	$23,034

See accompanying Notes to Parent Company Condensed Financial Statements.

NOTES TO PARENT COMPANY

CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements for NeoPhotonics Corporation (the “Parent Company”) summarize the statements of operations and cash flows of the Parent Company for the years ended December 31, 2010, 2009 and 2008 and its balance sheets at December 31, 2010 and 2009.

In these condensed financial statements, the Parent Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date the Parent Company acquired them. The Parent Company’s share of net income (loss) of its subsidiaries is included in net income (loss) attributable to NeoPhotonics Corporation using the equity method. The Parent Company condensed financial statements should be read in conjunction with the Consolidated Financial Statements of NeoPhotonics Corporation for the corresponding years.

The Parent Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital. Pursuant to paragraph 4-08(e)(3) of Regulation S-X, the Parent Company notes this restricted amount of net assets exceeds 25% of consolidated net assets as of December 31, 2010.

During the year ended December 31, 2008, the Parent Company invested $2.1 million of cash in its subsidiaries in China.

2. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following summarizes the Parent Company’s contractual obligations and commitments as of December 31, 2010:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$8,836	$5,924	$2,912	$—	$—
Operating lease	5,662	805	1,493	1,416	1,948
Purchase commitments	4,948	4,948	—	—	—
Asset retirement obligation	1,000	—	—	—	1,000

	20,446	11,677	4,405	1,416	2,948
Expected interest payments	406	315	91	—	—

Total commitments	$20,852	$11,992	$4,496	$1,416	$2,948

Long-term debt

The Parent Company has outstanding long-term debt with a U.S. bank under the loan and security agreement entered in December 2007 and amended in December 2008 and December 2009. For a discussion of the debt obligations of the Parent Company and its subsidiaries, see Note 8 for further details.

Operating lease

The Parent Company entered into a non-cancellable facility lease in the California, which expires in October 2019.

NOTES TO PARENT COMPANY

CONDENSED FINANCIAL STATEMENTS—(Continued)

Purchase commitments

The Parent Company is obligated to make payments under various arrangements with suppliers for the procurement of goods and services.

Asset retirement obligation

The Parent Company has an asset retirement obligation of $1.0 million associated with its facility lease in California, which expires in October 2019. This obligation is included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2010.

Environmental obligation

Under California’s recently enacted Global Warming Solutions Act, the Parent Company will be required to design and install additional pollution control equipment at the San Jose, California, manufacturing plant to reduce perfluorocarbon emissions beginning in 2012. The Company does not expect the cost additional equipment will have a material impact on its financial position, results of operations or cash flows.

Expected interest payments

The Parent Company calculates the expected interest payments based on the outstanding debt obligations at prevailing interest rates as of December 31, 2010.

Selected Unaudited Quarterly Financial Data

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2010 and 2009:

Year ended December 31, 2010	First quarter	Second quarter	Third quarter	Fourth quarter
	(In thousands, except share and per share data)
Net revenues	$40,208	$45,554	$47,126	$51,251
Gross profit	12,698	14,898	14,213	14,183
Net income (1)	61	2,782	78	350
Net income (loss) attributable to NeoPhotonics Corporation	(19)	2,782	78	350

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	$(0.03)	$—	$—	$—

Diluted	$(0.03)	$—	$—	$—

Weighted averages shares used to compute net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	1,928,556	1,934,309	1,936,047	1,950,191

Diluted	1,928,556	2,947,126	2,796,423	2,652,772

Year ended December 31, 2009	First quarter	Second quarter	Third quarter	Fourth quarter
	(In thousands, except share and per share data)
Net revenues	$32,085	$36,579	$43,350	$43,048
Gross profit	5,043	8,563	12,266	14,618
Net income (loss) (1)	(4,972)	(2,528)	(133)	786
Net income (loss) attributable to NeoPhotonics Corporation	(5,001)	(2,525)	(170)	733

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	$(2.64)	$(1.34)	$(0.11)	$—

Diluted	$(2.64)	$(1.34)	$(0.11)	$—

Weighted averages shares used to compute net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	1,915,380	1,914,735	1,906,197	1,916,225

Diluted	1,915,380	1,914,735	1,906,197	2,825,155

(1)	In the three months ended December 31, 2010, the Company recorded out-of-period adjustments to reduce deferred tax assets by $215,000 and to reduce inventory by $243,000. The correction of these errors resulted in a reduction to the Company’s net income of $458,000 for the three months ended December 31, 2010. The resulting errors increased net income for the three months ended September 30, June 30 and March 31, 2010 by $105,000, $118,000 and $20,000, respectively. The resulting errors did not have a material impact to the 2009 quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1—Election of Directors” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 30, 2011.

The information required regarding our executive officers is incorporated herein by reference from the information contained in the section entitled “Management” in our Proxy Statement.

The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

The information required with respect to procedures by which security holders may recommend nominees to our Board of Directors, the composition of our Audit Committee, and whether we have an “audit committee financial expert”, is incorporated by reference from the information contained in the section entitled “Proposal 1—Election of Directors” in our Proxy Statement.

Adoption of Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) applicable to all of its board of director members, employees and executive officers, including its Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). We have made the Code available on our website at http://www.neophotonics.com.

We intend to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at http://www.neophotonics.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required regarding the compensation of our directors and executive officers is incorporated herein by reference from the information contained in the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required regarding security ownership of our 5% or greater stockholders and of our directors and management is incorporated herein by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

The information required regarding securities authorized for issuance our equity compensation plans is incorporated herein by reference from the information contained in the section entitled “Employee Benefit Plans” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required regarding related transactions is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” and, with respect to director independence, the section entitled “Proposal 1—Election of Directors” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is incorporated herein by reference from the information contained in the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” in the section entitled “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b) Financial Statement Schedules.

Financial statement schedules have been omitted, as the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto appearing in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

By:	/S/ TIMOTHY S. JENKS
Timothy S. Jenks President, Chief Executive Officer and Chairman of the Board of Directors

March 28, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy S. Jenks and James D. Fay, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 28, 2011 on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY S. JENKS Timothy S. Jenks	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 28, 2011

/s/ JAMES D. FAY James D. Fay	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2011

/s/ BANDEL L. CARANO Bandel L. Carano	Director	March 28, 2011

/s/ STEPHEN T. JURVESTON Stephen T. Jurvetson	Director	March 28, 2011

/s/ ALLAN KWAN Allan Kwan	Director	March 28, 2011

/s/ BJORN OLSSON Björn Olsson	Director	March 28, 2011

/s/ YAT BUN PENG Yat Bun Peng	Director	March 28, 2011

Signature	Title	Date

/s/ MICHAEL J. SOPHIE Michael J. Sophie	Director	March 28, 2011

/s/ T. PETER THOMAS T. Peter Thomas	Director	March 28, 2011

/s/ LEE SEN TING Lee Sen Ting	Director	March 28, 2011

EXHIBIT INDEX

Exhibit no.	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.

3.2(2)	Amended and Restated Bylaws of NeoPhotonics Corporation.

4.1†	Specimen Common Stock Certificate of NeoPhotonics Corporation.

4.2†	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.

4.3†	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.

10.1†	Form of Indemnification Agreement entered into by and between NeoPhotonics Corporation and each of its directors and officers.

10.2+†	2004 Stock Option Plan, as amended, and related documents.

10.3+†	2007 Stock Appreciation Grants Plan and related documents.

10.4+	2010 Equity Incentive Plan and forms of agreement thereunder.

10.5+†	2010 Employee Stock Purchase Plan.

10.6†	Lease by and between BRE/PCCP Orchard, LLC and NeoPhotonics Corporation, dated April 7, 1999 with the Summary of Basic Lease Terms and Addendum No. 1 to Lease, as amended by First Amendment to Lease dated November 22, 2002, the Second Amendment to Lease dated December 15, 2003, the Third Amendment to Lease dated March 13, 2007 and the Fourth Amendment to Lease dated May 28, 2010.

10.7†	Loan and Security Agreement by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007 as amended by First Amendment dated December 18, 2008 and December 11, 2009.

10.8*†	Property Lease Contract by and between Shenzhen Photon Broadband Technology Co., Ltd. and Shenzhen Hivac Vacuum Photo-Electronics Co., Ltd. dated December 10, 2009.

10.9*†	Maximum Comprehensive Credit Line Contract and Maximum Mortgage Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated November 3, 2008 and December 25, 2008, respectively.

10.10*†	Loan Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated February 13, 2009.

10.11*†	Loan Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated April 7, 2009.

10.12*†	Short Term Loan Agreement by and between Shanghai Pudong Development Bank Co., Ltd. and Shenzhen Photon Broadband Technology Co., Ltd. dated May 13, 2009.

10.13*†	Accounts Receivable Pledge Contract by and between Shanghai Pudong Development Bank Co., Ltd. and Shenzhen Photon Broadband Technology Co., Ltd. dated April 30, 2009.

10.14*†	Short Term Loan Agreement by and between Shanghai Pudong Development Bank Co., Ltd. and Shenzhen Photon Broadband Technology Co., Ltd. dated September 15, 2009.

10.15*†	Comprehensive Credit Line Contract, as supplemented, by and between CITIC Bank Ltd and NeoPhotonics (China) Co., Ltd. dated October 26, 2009.

10.16*†	RMB Loan Contract by and between CITIC Bank Ltd and NeoPhotonics (China) Co., Ltd. dated November 23, 2009.

Exhibit no.	Description of exhibit

10.17+†	Employment Letter by and between NeoPhotonics Corporation and Timothy S. Jenks, dated March 30, 2010.

10.18+†	Offer Letter by and between NeoPhotonics Corporation and James D. Fay, dated March 9, 2007.

10.19+†	Offer Letter by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated January 2, 2005.

10.20*+†	Offer Letter by and between NeoPhotonics (China) Co., Ltd. and Chi Yue “Raymond” Cheung, dated August 14, 2007.

10.21+†	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Timothy S. Jenks dated April 13, 2010.

10.22+†	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and James D. Fay, dated April 13, 2010.

10.23+†	Severance Agreement by and between NeoPhotonics Corporation and Benjamin L. Sitler dated April 14, 2010.

10.24+†	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated April 13, 2010.

10.25+†	NeoPhotonics Corporation Non-Employee Director Compensation Policy.

10.26*†	Comprehensive Credit Line Contract, as supplemented, by and between CITIC Bank Corporation Limited and NeoPhotonics (China) Co., Ltd. dated October 15, 2010.

10.27*†	Working Capital Loan Contract by and between Shenzhen Branch, Shanghai Pudong Development Bank Co., Ltd. and NeoPhotonics (China) Co., Ltd. dated November 11, 2010.

10.28*†	Accounts Receivable Pledge Contract by and between Shanghai Pudong Development Bank Co., Ltd. and NeoPhotonics (China) Co., Ltd. dated April 6, 2010.

21.1†	List of subsidiaries of NeoPhotonics Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Translation to English of an original Chinese document.
+	Management compensatory plan or arrangement.
†	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-166096), and incorporated herein by reference.
(1)	Filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on February 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-166096), filed with the SEC on November 22, 2010, and incorporated herein by reference.
(3)	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NeoPhotonics Corporation, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.