Form 10-Q
period 2011-03-31
NEOPHOTONICS CORP
filed 2011-05-12
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35061

NeoPhotonics Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3253740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2911 Zanker Road

San Jose, California 95134

(Address of principal executive offices, zip code)

(408) 232-9200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2011, there were 24,655,078 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NeoPhotonics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
(In thousands, except share and per share data)	March 31, 2011	December 31, 2010 *
ASSETS
Current assets:
Cash and cash equivalents	$92,539	$25,465
Restricted cash	3,110	3,027
Accounts receivable, net of allowance for doubtful accounts of $999 and $2,270 at March 31, 2011 and December 31, 2010, respectively	65,092	54,374
Inventories	25,112	19,426
Prepaid expenses and other current assets	4,027	7,665

Total current assets	189,880	109,957
Property, plant and equipment, net	42,407	43,113
Goodwill	4,323	4,323
Other intangible assets, net	1,967	2,146
Other long-term assets	21,945	12,956

Total assets	$260,522	$172,495

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$35,863	$29,653
Short-term loans and notes payable	17,381	17,205
Current portion of long-term debt	—	5,924
Accrued and other current liabilities	11,004	13,046

Total current liabilities	64,248	65,828
Long-term debt, net of current portion	—	2,912
Deferred income tax liabilities	541	536
Other noncurrent liabilities	1,301	1,316

Total liabilities	66,090	70,592

Commitments and contingencies (Note 8)
Redeemable convertible preferred stock:
Series X redeemable convertible preferred stock, $0.0025 par value
At March 31, 2011: no shares authorized, issued or outstanding; At December 31, 2010: 20,000 shares authorized, 18,497 shares issued and outstanding, $92,487 maximum liquidation preference	—	46,180
Series 1, 2 and 3 redeemable convertible preferred stock, $0.0025 par value
At March 31, 2011: no shares authorized, issued or outstanding; At December 31, 2010: 7,400,000 shares authorized, 6,639,513 shares issued and outstanding, $177,960 liquidation preference	—	165,361

	—	211,541

Stockholders’ equity (deficit):
Preferred stock, $0.0025 par value
At March 31, 2011: 10,000,000 shares authorized, no shares issued or outstanding; At Dececember 31, 2010: no shares authorized, issued or outstanding	—
Common stock, $0.0025 par value
At March 31, 2011: 100,000,000 shares authorized, 24,647,579 shares issued and outstanding; At December 31, 2010: 14,000,000 shares authorized, 1,955,280 shares issued and outstanding	62	5
Additional paid-in capital	389,660	93,349
Accumulated other comprehensive income	22,444	12,807
Accumulated deficit	(217,734)	(215,799)

Total stockholders’ equity (deficit)	194,432	(109,638)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$260,522	$172,495

*	The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2011	2010
Revenue	$50,922	$40,208
Cost of goods sold	38,504	27,510

Gross profit	12,418	12,698
Operating expenses:
Research and development	6,559	4,718
Sales and marketing	2,859	2,429
General and administrative	4,163	4,570
Amortization of purchased intangible assets	292	284

Total operating expenses	13,873	12,001

Income (loss) from operations	(1,455)	697

Interest income	37	59
Interest expense	(118)	(214)
Other income (expense), net	(27)	129

Total interest and other expense, net	(108)	(26)

Income (loss) before income taxes	(1,563)	671
Provision for income taxes	(372)	(610)

Net income (loss)	(1,935)	61
Net income attributable to noncontrolling interests	—	(80)

Net loss attributable to NeoPhotonics Corporation	(1,935)	(19)
Deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	(17,049)	—
Accretion of redeemable convertible preferred stock	(7)	(37)

Net loss attributable to NeoPhotonics Corporation common stockholders	$(18,991)	$(56)

Net loss per share attributable to NeoPhotonics Corporation common stockholders:
Basic	$(1.26)	$(0.03)

Diluted	$(1.26)	$(0.03)

Weighted average shares used to compute net loss per share attributable to NeoPhotonics Corporation common stockholders:
Basic	15,069,394	1,928,556

Diluted	15,069,394	1,928,556

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(In thousands)	2011	2010
		(As Revised. See Note 1.)
Cash flows from operating activities
Net income (loss)	$(1,935)	$61
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,793	3,156
Stock-based compensation expense	1,962	420
Loss on disposal of fixed assets	25	63
Allowance for doubtful accounts	93	134
Provision for inventories	12	412
Change in assets and liabilities:
Accounts receivable	(10,268)	2,346
Inventories	(5,591)	(5,376)
Prepaid expenses and other current assets	25	(2,023)
Accounts payable	6,935	6,045
Accrued and other liabilities	(3,339)	(2,932)

Net cash provided by (used in) operating activities	(9,288)	2,306

Cash flows from investing activities
Purchase of property, plant and equipment	(2,659)	(1,551)
Increase in restricted cash	(52)	(483)
Purchase of long-term investment	—	(2,702)
Cash transferred upon sale of Archcom	—	(1,118)

Net cash used in investing activities	(2,711)	(5,854)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of issuance costs	87,699	(160)
Proceeds from issuance of preferred stock, net of issuance costs	—	5,978
Proceeds from exercise of stock options and warrants	127	26
Proceeds from bank loans	—	2,000
Repayment of bank loans	(8,836)	(11,294)
Proceeds from issuance of notes payable	7,438	6,679
Repayment of notes payable	(7,413)	(6,759)

Net cash provided by (used in) financing activities	79,015	(3,530)

Effect of exchange rates on cash and cash equivalents	58	114

Net increase (decrease) in cash and cash equivalents	67,074	(6,964)
Cash and cash equivalents at the beginning of the period	25,465	43,420

Cash and cash equivalents at the end of the period	$92,539	$36,456

Supplemental disclosure of noncash investing and financing activities:
Decrease (increase) in accounts payable and accrued liabilities related to property and equipment purchases	$1,191	$(1,141)
Accretion of redeemable convertible preferred stock	7	37
Conversion of redeemable convertible preferred stock to common stock	211,541	—
Deemed dividend on redeemable convertible preferred stock	17,049	—

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of presentation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in its annual consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

Reverse stock split

On November 29, 2010, the Company filed its Amended and Restated Certificate of Incorporation which effected a 1-for-25 reverse stock split of all outstanding shares of the Company’s stock, including common stock and redeemable convertible preferred stock. Fractional shares of Series X preferred stock were issued. Any fractional shares of common stock and Series 1, 2 and 3 preferred stock resulting from the reverse stock split were settled in cash equal to the fraction of a share to which the holder was entitled. All shares, stock options, warrants to purchase common stock and per share information presented in the condensed consolidated financial statements has been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the reverse stock split.

Initial Public Offering

In February 2011, the Company completed its initial public offering of 8,625,000 shares of its common stock, including the full underwriters’ over-allotment option, at a public offering price of $11.00 per share. Net cash proceeds from the initial public offering were approximately $84.1 million, after deducting offering expenses and underwriter discounts.

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

Reclassification of Consolidated Statement of Cash Flows

In the three months ended March 31, 2011, the Company determined that cash payments made in 2010 for IPO related expenses had been incorrectly classified as operating cash flow activities on the statements of cash flows, and that such payments should be classified as financing cash flow activities. The Company has revised the 2010 statement of cash flows to correct for the classification. The correction resulted in an increase to “Net Cash Provided by Operating Activities” of $160,000, with a corresponding increase to “Net Cash Used in Financing Activities” for the quarter ended March 31, 2010.

In addition, for the year ended December 31, 2010, the correction would have resulted in an increase to “Net Cash Provided by Operating Activities” of $2,441,000, with a corresponding reduction to “Net Cash Used in Financing Activities”. Management has assessed the impact on the 2010 interim and annual consolidated statements of cash flows and has concluded that the correction is not material to the previously reported cash flows.

Note 2. Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2011, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, with the exception of the Company’s accounting policy for stock-based compensation as described below.

Stock-based compensation

Effective January 1, 2006, the Company adopted new authoritative accounting guidance for stock-based compensation, which requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments, based on the grant date fair value of the award. The Company adopted the new guidance using the prospective transition method. Under this transition method, beginning January 1, 2006, employee stock-based compensation cost recognized includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value method, and (b) compensation cost for all stock-based payments granted or modified subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the new guidance.

The Company grants stock options, stock purchase rights and stock appreciation units to employees and directors. The stock-based awards are accounted for at fair value as described below.

The Company determines the fair value of stock options on the date of grant utilizing the Black-Scholes option-pricing model. The fair value of the options is recognized over the period during which an employee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis.

The first share purchase rights were granted February 2, 2011, the first day NeoPhotonics Corporation common stock was listed on the New York Stock Exchange. The offering period, which extends through November 2011, contains two purchase dates, one in May 2011 and one in November 2011. The Company accounts for the stock purchase rights at the grant date (first day of the offering period) by valuing the two purchase periods separately. The stock purchase rights are accounted for at fair value, utilizing the Black-Scholes option-pricing model. The expense for each purchase period is recognized on a straight-line basis over the requisite service period, from the beginning of the offering period through the respective purchase date.

Beginning in 2007, the Company began granting stock appreciation units. Upon the exercise of a stock appreciation units, the Company will pay the participant an amount equal to the product of (a) the excess of the per share fair market value of the Company’s common stock on the date of exercise over the strike price, multiplied by (b) the number of shares of common stock with respect to which the stock appreciation unit is exercised. Vested stock appreciation units first become exercisable upon the expiration of the lock-up period associated with the initial public offering. Due to the contingent nature of the awards prior to the initial public offering, the Company had not recorded any compensation expense associated with these awards as of December 31, 2010.

Upon completion of the Company’s initial public offering, the Company began recognizing stock-based compensation expense for the stock appreciation units. The Company recorded an expense and an equal liability for the stock appreciation units equal to the fair value of the vested portion of the awards as of March 31, 2011. Each reporting period thereafter, compensation expense will be recorded, based on the remaining service period and the then fair value of the award until vesting of the award is completed. After vesting is completed, the Company will continue to remeasure the fair value of the liability until the award is exercised or expires, with changes in the fair value of the liability recorded in the consolidated statements of operations.

Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Cash flows resulting from the tax benefits for tax deductions from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are classified as cash flows from financing activities. The Company had no excess tax benefits for the three months ended March 31, 2011 and 2010.

Recent accounting pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB, reached a final consensus on new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance became effective for the Company beginning January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Level 3 assets and liabilities are those whose fair market value inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Accordingly, the Company adopted this amendment for year ended December 31, 2010, except for the additional Level 3 requirements which were adopted January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2010, the FASB issued an accounting standard update which provides guidance on the criteria to be followed in recognizing revenue under the milestone method. The milestone method of recognition allows a vendor who is involved with the provision of deliverables to recognize the full amount of a milestone payment upon achievement, if, at the inception of the revenue arrangement, the milestone is determined to be substantive as defined in the standard. The guidance is effective for the Company on a prospective basis for milestones achieved beginning January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Fair value measurements

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

Assets measured at fair value

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets as of the date presented (in thousands):

	Money Market Funds (1)
	Level 1	Level 2	Level 3	Total
March 31, 2011	$20,011	$—	$—	$20,011
December 31, 2010	$6,650	$—	$—	$6,650

(1)	Money market funds are included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

The following table sets forth the fair value of the Company’s equity security investments as of the date presented (in thousands):

	Equity Investments (1)
	Level 1	Level 2	Level 3	Total
March 31, 2011	$21,135	$—	$—	$21,135
December 31, 2010	$12,724	$—	$—	$12,724

(1)	Equity investments are included in other long-term assets on the Company’s Condensed Consolidated Balance Sheets.

Note 4. Net loss per share attributable to NeoPhotonics Corporation common stockholders

The following table sets forth the computation of the basic and diluted loss per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except share and per share amounts):

	Three months ended March 31,
	2011	2010
Numerator:
Net loss attributable to NeoPhotonics Corporation	$(1,935)	$(19)
Accretion of redeemable convertible preferred stock	(7)	(37)
Deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	(17,049)	—

Net loss attributable to NeoPhotonics Corporation common stockholders	$(18,991)	$(56)

Denominator:
Weighted average shares used to compute basic and diluted net loss per share attributable to NeoPhotonics Corporation common stockholders	15,069,394	1,928,556
Net loss per share attributable to NeoPhotonics Corporation common stockholders:
Basic and Diluted	$(1.26)	$(0.03)

The Series X preferred stock contained a special conversion feature which was contingent upon completion of an initial public offering. The beneficial conversion feature is measured as the difference between the offering price of $11.00 per share and the accounting conversion price of $6.25 per share. At the closing of the initial public offering, a charge of $17.0 million related to the beneficial conversion feature was recorded to additional paid-in-capital and represents a deemed dividend in calculating net loss attributable to NeoPhotonics Corporation common stockholders for the three months ended March 31, 2011. For the three months ended March 31, 2011 and 2010, pro forma net loss per share attributable to NeoPhotonics Corporation common stockholders, which assumes all preferred stock are converted to common stock at the beginning of each period on an as converted basis, was as follows (in thousands, except share and per share amounts):

	Three months ended March 31,
	2011	2010
Net loss attributable to NeoPhotonics Corporation	$(1,935)	$(19)

Pro forma net loss per share attributable to NeoPhotonics Corporation common stockholders
Basic and Diluted	$(0.09)	$—

Weighted average shares used to compute pro forma net loss per share attributable to NeoPhotonics Corporation common stockholders
Basic and Diluted	20,996,756	15,700,258

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

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive:

	Three months ended
	2011	2010
Employee stock options	1,987,603	1,532,041
Common stock warrants	4,482	7,990
Redeemable convertible preferred stock, on an if-converted basis (1)	14,038,489	11,686,850

	16,030,574	13,226,881

(1)	For the purposes of the table above, the Series 1, 2 and 3 preferred stock have been converted on a 1- for- 1 basis and the Series X preferred stock has been converted on a 400-for-1 basis.

Note 5. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accounts receivable	$61,762	$53,003
Trade notes receivable	4,329	3,641
Allowance for doubtful accounts	(999)	(2,270)

	$65,092	$54,374

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$12,573	$8,710
Work in process	6,104	3,316
Finished goods	6,435	7,400

	$25,112	$19,426

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	Weighted
	Average	March 31, 2011			December 31, 2010
	Amortization	Gross	Accumulated	Net	Gross	Accumulated	Net
	Period (yrs)	Assets	Amortization	Assets	Assets	Amortization	Assets
Technology and patents	5	$19,379	$(19,229)	$150	$19,108	$(19,064)	$44
Customer relationships	6	6,568	(6,105)	463	6,513	(5,786)	727
Leasehold interest	45	1,299	(165)	1,134	1,286	(156)	1,130
Noncompete agreements	7	1,076	(856)	220	710	(465)	245

		$28,322	$(26,355)	$1,967	$27,617	$(25,471)	$2,146

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold, and customer relationships and the noncompete agreements within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three months ended
	March 31,
	2011	2010
Cost of goods sold	$51	$870
Operating expenses	292	284

Total	$343	$1,154

The estimated future amortization expense of purchased intangible assets as of March 31, 2011, is as follows (in thousands):

2011 (remaining 9 months)	$469
2012	340
2013	141
2014	48
2015	48
Thereafter	921

$1,967

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Employee-related	$4,986	$7,385
Other	6,018	5,661

	$11,004	$13,046

Warranty Accrual

The table below summarizes the movement in the warranty accrual (in thousands):

	Three months ended
	March 31,
	2011	2010
Beginning balance	$393	$613
Warranty accruals	66	39
Settlements and adjustments	(54)	(48)

Ending balance	$405	$604

Note 6. Equity investment

The Company owns shares of Ignis ASA (“Ignis”), a Norwegian company traded on the Oslo exchange (Norway stock exchange). As of March 31, 2011 and December 31, 2010 and for each of the three month periods ended March 31, 2011 and 2010, the Company had less than 20% ownership in Ignis. Therefore, the Company applied the cost method of accounting, in which it records the investment in other long-term assets and adjusts unrealized gains or losses due to stock price fluctuation within accumulated other comprehensive income.

As of March 31, 2011 and December 31, 2010, the value of the Company’s investment in Ignis was $21.1 million and $12.1 million, respectively.

During the three months ended March 31, 2011 and 2010, the Company recorded $8.5 million and $0.0 million of unrealized gains, respectively.

Note 7. Debt

The components of debt obligations consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Notes payable	$12,898	$12,742
Short-term bank loans	4,483	4,463

Total short-term loans and notes payable	$17,381	$17,205

Total long-term debt	$—	$8,836
Less: current portion of long-term debt	—	(5,924)

Total long-term debt, net of current portion	$—	$2,912

Notes payable and short-term loans

The Company’s subsidiaries in China have trade notes payable and short-term line of credit facilities from various banking institutions. The trade notes are unsecured, noninterest bearing and are due approximately six months after issuance. The weighted average interest rate for short-term loans outstanding was 5.24% and 5.23% as of March 31, 2011 and December 31, 2010, respectively.

Long-term debt

The Company has an $8.0 million revolving line of credit with extended term through December 2011. The Company repaid the outstanding balance of the revolving line of credit in full in February 2011. Amounts available under the revolving line of credit are reduced by any commercial or stand-by letters of credit issued by the bank to guarantee a loan for the Company’s subsidiaries in China. The maximum amount for which a letter of credit may be issued is $5.0 million. As of March 31, 2011 and December 31, 2010, letters of credit for $5.0 million were outstanding. As of March 31, 2011 and December 31, 2010, $0.0 million and $3.0 million were outstanding under the revolving line of credit, respectively. The total available borrowing capacity under this facility was $3.0 million and $0.0 million as of March 31, 2011 and December 31, 2010, respectively.

The Company has an additional $9.5 million credit facility based on capital expenditures in the United States, with expected repayment of all amounts by June 2013. The Company repaid the outstanding balance of the credit facility in full in March 2011. As of March 31, 2011 and December 31, 2010, $0.0 million and $5.8 million were outstanding, respectively. As of March 31, 2011 and December 31, 2010, $3.5 million was available to borrow under this facility.

In connection with the original loan and security agreement, the Company issued a warrant to the lender to purchase 4,482 shares of common stock at an exercise price of $29.00 per share. As of March 31, 2011, the warrant had not been exercised.

At March 31, 2011, the Company was in compliance with all of the financial covenants contained in the loan and security agreement and supplemental amendments.

In December 2007, the Company’s primary subsidiary in China entered into a term loan agreement with a Chinese bank. The loan is secured by the standby letter of credit described above issued by a U.S. bank. As of both March 31, 2011 and December 31, 2010, $0.0 million was outstanding under the term loan and $5.0 million was available under the line of credit.

The following table provides additional fair value information relating to the Company’s outstanding debt instruments (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes payable	$12,898	$12,898	$12,742	$12,742
Short-term loans	4,483	4,352	4,463	4,269
Long-term debt, net of current portion	—	—	8,836	8,320

Total	$17,381	$17,250	$26,041	$25,331

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

Note 8. Commitments and contingencies

Leases

The Company leases various facilities under noncancelable operating leases. As of March 31, 2011, the future minimum commitments under all operating leases are as follows (in thousands):

2011 (remaining 9 months)	$1,336
2012	1,511
2013	830
2014	820
2015	698
Thereafter	1,949

$7,144

Rent expense under the Company’s operating leases was $0.5 million for both of the three months ended March 31, 2011 and 2010.

Litigation

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, other than described in ITEM 1A. Risk Factors below, the Company is not involved in any pending litigation that the Company believes could have a material adverse effect on its financial condition, results of operations or cash flows.

Indemnification

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

Purchase obligations

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of March 31, 2011, total outstanding purchase obligations were $30.1 million, primarily due within the next 12 months.

Note 9. Redeemable convertible preferred stock

In connection with the closing of the initial public offering, all of the shares of Series 1, Series 2, Series 3 and Series X preferred stock outstanding automatically converted into shares of common stock. The following table summarizes information related to the Company’s redeemable convertible preferred stock prior to conversion into common stock (in thousands except share and per share amounts)

			Issued and
			Outstanding
			prior to		Liquidation
Series	Par Value	Authorized	Conversion	Amount (1)	Value
X	$0.0025	20,000	18,497	$46,180	$92,487
3	$0.0025	4,120,000	3,974,974	99,052	99,376
2	$0.0025	1,440,000	856,452	17,054	28,861
1	$0.0025	1,840,000	1,808,087	49,255	49,723

		7,420,000	6,658,010	$211,541	$270,447

(1)	Each of the Series 1, 2 and 3 redeemable convertible preferred stock converted on a 1-for-1 basis into common stock while the Series X convertible preferred stock converted on a 400-for-1 basis.

Dividends

No dividends on the convertible preferred stock have been declared by the Board of Directors from inception through their conversion into common stock.

Note 10. Common stock

On February 10, 2011, the Company filed its Amended and Restated Certificate of Incorporation in connection with the closing of its initial public offering. Following the amendment, the Company’s authorized capital stock consists of 110,000,000 shares, comprising: (i) 100,000,000 shares of common stock, par value $0.0025 per share and (ii) 10,000,000 shares of preferred stock, par value $0.0025 per share. As of March 31, 2011, the Company had reserved the following shares of authorized but unissued common stock:

Stock option plans	2,842,623
Stock purchase plan	342,568
Warrants	4,482

3,189,673

Note 11. Equity incentive programs

In February 2011, in connection with the closing of the Company’s initial public offering and execution of the associated underwriting agreement, the Company’s 2010 Equity Incentive Plan (the “2010 Plan”) and 2010 Employee Stock Purchase Plan (the “2010 ESPP”) became effective and shares authorized for issuance under the 2004 Stock Option Plan (described below) were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options). The 2007 Stock Appreciation Grants Plans (described below) remains in effect, however the Company does not intend to grant additional stock appreciation units under that plan.

2004 Stock Option Plan

The 2004 Stock Option Plan provides for the issuance of options to purchase common stock to eligible employees, consultants and independent directors. As of March 31, 2011, options to purchase 1,977,203 shares were outstanding under the 2004 Stock Option Plan and no shares were available for future grant.

2007 Stock Appreciation Grants Plan

The 2007 Stock Appreciation Grants Plan provides for the grant of units (“stock appreciation units”) entitling the holder upon exercise to receive cash in an amount equal to the amount by which the Company’s common stock has appreciated in value. The stock appreciation units become exercisable upon expiration of the lock-up period associated with the Company’s initial public offering. As of March 31, 2011, 295,622 units were outstanding.

2010 Equity Incentive Plan

The 2010 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Additionally, the 2010 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

Options granted under the 2010 Plan may be either incentive stock options or nonqualified stock options. Under the terms of the 2010 Plan, awards may be granted at prices not less than 100% of the fair value of the Company’s common stock, as determined by the Company’s Board of Directors, on the date of grant for an incentive stock option and not less than 85% of the fair value of the Company’s common stock on the date of grant for a non-qualified stock option. Options vest over a period of time as determined by the Board of Directors, generally over a four year period, and expire ten years from date of grant.

The number of shares reserved for issuance under the 2010 Plan is 865,420 shares and will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2010 Incentive Plan is 8,000,000 shares. As of March 31, 2011, stock options to purchase 16,540 shares of common stock were outstanding under the 2010 Plan and 848,888 shares were reserved for future issuance.

2010 Employee Stock Purchase Plan

The 2010 ESPP initially authorizes the issuance of 342,568 shares of the Company’s common stock pursuant to purchase rights granted to employees or to employees of designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lesser of (1) 3.5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 600,000 shares of common stock or (3) such lesser number of shares of common stock as determined by the Company’s board of directors. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code.

The ESPP will be implemented through a series of offerings of purchase rights to eligible U.S. employees. Except for the initial offering period, the offering period is for 12 months beginning November 16th of each year, with two purchase dates on May 15th and November 15th. The initial offering period began February 2, 2011, the first day NeoPhotonics Corporation common stock was listed on the New York Stock Exchange, and will run through November 15, 2011, with purchase dates on May 15, 2011 and November 15, 2011.

Employees may participate through payroll deductions of 1% to 15% of their earnings. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for participating employees at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering, or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. In accordance with the 2010 ESPP, the fair market value of the Company’s common stock on the first day of the initial offering period was $11.00, the price per share at which shares were first sold to the public in the Company’s initial public offering, as specified in the Company’s prospectus.

Stock options

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2011:

		Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
Balance at December 31, 2010	380,016	2,012,637	$5.86
Authorized for issuance - 2010 Plan	865,420	—
Granted	(16,540)	16,540	$16.26
Exercised	—	(28,861)	$4.40
Forfeited or cancelled - 2004 Plan	—	(6,573)	$5.05
Shares cancelled due to IPO - 2004 Plan	(380,016)	—

Balance at March 31, 2011	848,880	1,993,743	$5.97

The following table summarizes information about stock options outstanding as of March 31, 2011:

Options Outstanding
Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	Thousands)
Vested and expected to vest	1,808,365	$5.75	7.2	$10,350
Exercisable	1,419,195	$4.63	6.5	$9,523

The intrinsic value of options vested and expected to vest and exercisable as of March 31, 2011 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of March 31, 2011. The intrinsic value of options exercised during the three months ended March 31, 2011 and 2010, was $198,000 and $46,000, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

Stock appreciation units

The following table summarizes the Company’s stock appreciation unit activity during the three months ended March 31, 2011:

		Weighted-
		Average
		Exercise
	Units	Price
Stock appreciation units outstanding as of December 31, 2010	301,594	$6.83
Stock appreciation units cancelled	(5,972)	$8.11

Stock appreciation units outstanding as of March 31, 2011	295,622	$6.80

The following table summarizes information about stock appreciation units outstanding as of March 31, 2011:

Stock Appreciation Units Outstanding
Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Units	Price	(Years)	Thousands)
Vested and expected to vest	295,622	$6.80	7.98	$1,394
Exercisable	118,930	$4.34	6.99	$831

The intrinsic value of stock appreciation units vested and expected to vest and exercisable as of March 31, 2011 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of March 31, 2011.

Employee stock purchase plan

On February 2, 2011, the Company granted share purchase rights under the 2010 Employee Stock Purchase Plan (the “2010 ESPP”). The first purchase date is May 15, 2011 and therefore no shares have been issued under this plan as of March 31, 2011.

Note 12. Stock-based compensation

During the three months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense for the following types of awards (in thousands):

	Three months ended March 31,
	2011	2010
Stock options	$405	$420
Stock purchase rights	204	—
Stock appreciation units	1,353	—

	$1,962	$420

During the three months ended March 31, 2011, the Company recorded a catch-up expense associated with vested stock appreciation units. Vested stock appreciation units first become exercisable upon the expiration of the lock-up period associated with the initial public offering. Due to the contingent nature of the awards prior to the initial public offering, the Company had not recorded any compensation expense associated with these awards. Therefore, during the three months ended March 31, 2011, the Company recognized compensation expense representing the number of vested stock appreciation units at that date, multiplied by the fair value of the award. Subsequently, the Company will recognize changes in the fair value of the vested awards.

Stock options

The following table summarizes the stock-based compensation expense recognized for stock options for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Stock options
Cost of goods sold	$30	$15
Research and development	102	91
Sales and marketing	106	105
General and administrative	167	209

	$405	$420

The weighted-average fair value of options granted was $9.92 and $9.82 per share for the three months ended March 31, 2011 and 2010, respectively. The fair value of all stock options that vested during the three months ended March 31, 2011 was $0.2 million. At March 31, 2011, there was $4.7 million of unrecognized stock-based compensation expense that will be recognized over the remaining weighted-average period of 2.8 years.

The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
	2011	2010
Weighted-average expected term (years)	6.69	6.56
Weighted-average volatility	71%	76%
Risk-free interest rate	2.71% – 2.92%	2.96% – 3.14%
Expected dividends	0%	0%

Expected term. The expected term was estimated using the Company’s historical exercise behavior and expected future exercise behavior.

Volatility. Since the Company’s common stock was publicly traded in February 2011 and therefore the historical data on volatility of the stock is not sufficient for valuation purposes, the expected volatility used is based on volatility of similar entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The term over which volatility was measured was commensurate with the expected term of the options.

Risk-free interest rate. The risk-free rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term.

Expected dividends. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated forfeiture rate was 9.68% and 9.41% for the three months ended March 31, 2011 and 2010, respectively.

Stock appreciation units

The following table summarizes the expense recognized for stock appreciation units for the three months ended March 31, 2011 (in thousands):

Three months ended March 31, 2011
Cost of goods sold	$640
Research and development	413
Sales and marketing	144
General and administrative	156

$1,353

As of March 31, 2011, the liability for the settlement of the stock appreciation units was $1.2 million and is included in accrued and other current liabilities on the condensed consolidated balance sheet. The Company had not recognized a liability related to the stock appreciation units as of December 31, 2010.

Based on the fair value of the stock appreciation units as of March 31, 2011, there was $1.2 million of unrecognized stock-based compensation expense that would be recognized over the remaining weighted-average period of 2.7 years.

The Company estimated the fair value of all employee stock appreciation units using a Black-Scholes valuation model with the following assumptions:

Three months ended March 31, 2011
Weighted-average expected term (years)	4.17
Weighted-average volatility	73%
Risk-free interest rate	1.43% – 2.42
Expected dividends	0%

Expected term. Vested stock appreciation units first become exercisable upon the expiration of the lock-up period associated with the initial public offering. Therefore, the Company estimated the term of the award based on an average of the weighted-average exercise period and the remaining contractual term.

Volatility. Since the Company’s common stock was publicly traded in February 2011 and therefore the historical data on volatility of the stock is not sufficient for valuation purposes, the expected volatility used is based on volatility of similar entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The term over which volatility was measured was commensurate with the expected term.

Risk-free interest rate. The risk-free rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term.

Expected dividends. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Employee stock purchase plan

The following tables summarize the components of ESPP expense for the three months ended March 31, 2011 (in thousands):

Three months ended March 31, 2011
Cost of goods sold	$11
research and development	107
Sales and marketing	43
General and administrative	43

$204

At March 31, 2011, there was $0.5 million of unrecognized stock-based compensation expense that will be recognized over the remaining offering period, through November 2011.

The value of the stock purchase right consists of: (1) the 15% discount on the purchase of the stock, (2) 85% of the call option and (3) 15% of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Purchase Period Ending
	May 15, 2011	November 15, 2011
Expected term (years)	0.28	0.79
Volatility	58%	58%
Risk-free interest rate	15%	23%
Expected dividends	0%	0%

Expected term. The expected term represents the period of time from the beginning of the offering period to the purchase date.

Volatility. Since the Company’s common stock was publicly traded in February 2011 and therefore the historical data on volatility of the stock is not sufficient for valuation purposes, the expected volatility used is based on volatility of similar entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The term over which volatility was measured was commensurate with the expected term.

Risk-free interest rate. The risk-free rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term.

Expected dividends. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Note 13. Income taxes

The Company’s income tax expense for the three months ended March 31, 2011 is primarily related to income taxes of the Company’s non-U.S. operations. The Company recorded an income tax provision of $0.4 million for the three months ended March 31, 2011, as compared to an income tax provision of $0.6 million during the three months ended March 31, 2010.

The Company conducts its business globally. However, operating income is subject to varying rates of tax in the United States and China. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of earnings or losses and the tax laws and regulations in each geographical region. The Company expects that its income taxes will vary in relation to the Company’s profitability and the geographic distribution of its profits. Historically, the Company has experienced net losses in the United States and in the short term, the Company expects this trend to continue. One of the Company’s subsidiaries in China generates a cash tax liability. The subsidiary has qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. The preferential rate applies to 2011 and 2010, and the Company intends to reapply for the preferential rate for 2012. If approved, the rate will remain at 15% for 2012 and 2013.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Due to historic losses in the U.S., the company has a full valuation allowance on the U.S. deferred tax assets.

As of March 31, 2011, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2010.

Note 14. Other comprehensive income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended March 31,
	2011	2010
Net loss attributable to NeoPhotonics Corporation	$(1,935)	$(19)
Foreign currently translation adjustment	1,147	123
Unrealized gain on investments	8,491	81

Comprehensive income attributable to NeoPhotonics Corporation	7,703	185
Comprehensive income attributable to noncontrolling interests	—	80

Comprehensive income	$7,703	$265

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2011 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K for the fiscal year ended December 31,2010. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended March 31, 2011 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2011 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 28, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We operate a sales model that focuses on direct alignment with our customers through coordination of our sales, product engineering and manufacturing teams. Our sales and marketing organizations support our strategy of increasing product penetration with our Tier 1 customers while also serving our broader customer base. We use a direct sales force in the United States, China, Canada, Israel, Japan, Russia and the European Union. These individuals work with our product engineers, and product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs. We also engage independent commissioned representatives and distributors in these and other countries to extend our global reach.

In February 2011, we completed our initial public offering of 8,625,000 shares of common stock, including the full underwriters’ over-allotment option, at a public offering price of $11.00 per share. Our initial public offering generated net proceeds of $84.1 million, after deducting offering expenses and underwriter discounts. In connection with the closing of the initial public offering, all of the shares of our Series 1, Series 2 and Series 3 preferred stock then outstanding automatically converted into 6,639,513 shares of common stock on a 1-for-1 basis and all of the shares of our Series X preferred stock then outstanding automatically converted into 7,398,976 shares of common stock on a 400-for-1 basis.

Critical accounting policies and estimates

There have been no material changes to our significant accounting polices during the three months ended March 31, 2011 from those disclosed in our 2010 Form 10-K, with the exception of our accounting policy for stock-based compensation, as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Our stock-based compensation expense was recorded as follows:

	Three months ended March 31,
(in thousands)	2011	2010
Cost of goods sold	$681	$15
Research and development	625	91
Sales and marketing	293	105
General and administrative	366	209

	$1,965	$420

We grant stock options, stock purchase rights and stock appreciation units to employees and directors. The stock-based awards are accounted for at fair value as of the measurement date. For stock options, the measurement date is the grant date and for stock purchase rights the measurement date is the first day of the offering period. Stock appreciation units are subject to remeasurement each reporting period.

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

The Black-Scholes pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair value of our stock-based awards. Consequently, there is a risk that our estimates of the fair value of our stock-based awards on the measurement dates may bear little resemblance to the actual values realized upon exercise. Stock options may expire or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Further, the value of share purchase rights recognized on the grant date may differ from the value realized by the employee on the purchase dates. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our consolidated financial statements. With regard to stock appreciation units, the value remeasured each period, may not be representative of the value realized upon exercise.

We calculated the fair value of stock options granted to employees using the Black-Scholes pricing model with the following assumptions:

	Three months ended March 31,
	2011	2010
Weighted-average expected term (years)	6.69	6.56
Weighted-average volatility	71%	76%
Risk-free interest rate	2.71% – 2.92	2.96% – 3.14
Expected dividends	0%	0%

We calculated the fair value of all employee stock appreciation units using the Black-Scholes valuation model with the following assumptions:

Three months ended March 31, 2011
Weighted-average expected term (years)	4.17
Weighted-average volatility	73%
Risk-free interest rate	1.43% – 2.42
Expected dividends	0%

The first share purchase rights were granted February 2, 2011, the first day our common stock was listed on the New York Stock Exchange. The offering period, which extends through November 2011, contains two purchase dates, one in May 2011 and one in November 2011. We account for the stock purchase rights at the grant date (first day of the offering period) by valuing the two purchase periods separately. The value of the stock purchase right consists of: (1) the 15% discount on the purchase of the stock, (2) 85% of the call option and (3) 15% of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Purchase Period Ending
	May 15, 2011	November 15, 2011
Expected term (years)	0.28	0.79
Volatility	58%	58%
Risk-free interest rate	15%	23%
Expected dividends	0%	0%

In addition to the assumptions used to calculate the fair value of our options, we are required to estimate the expected forfeiture rate of all stock-based awards and only recognize expense for those awards we expect to vest. Accordingly, the stock-based compensation expense recognized in our consolidated statement of operations for the three months ended March 31, 2011 and 2010 has been reduced for estimated forfeitures. If we were to change our estimate of forfeiture rates, the amount of stock-based compensation expense could differ, materially under certain circumstances, from the amount recognized in our consolidated financial statements. For example, if we had decreased our estimate of expected forfeitures by 50%, our stock-based compensation expense for the three months ended March 31, 2011, net of expected forfeitures, would have increased by $119,000. This decrease in our estimate of expected forfeitures would increase the amount of expense for all unvested awards that have not yet been recognized by $277,000 as of March 31, 2011, which would be amortized over a weighted-average period of 5.31 years. In addition, if our stock-based compensation expense increases in the future, the impact of a change in the estimated forfeiture rate could be more significant.

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. Revenue is recognized upon delivery of our product to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in Chinese Renminbi (“RMB”) or U.S. dollars. Revenue is driven by the volume of shipments and may be impacted by pricing pressures. For the three months ended March 31, 2011, 66% of our sales were derived from our China-based subsidiaries, the majority of which were denominated in RMB. In addition, we have generated most of our revenue from a limited number of customers. Given the high concentration of network equipment vendors in our industry, our top ten customers represented 90% and 84% of our revenue in the three months ended March 31, 2011 and 2010, respectively.

	Three months ended March 31,
(in thousands)	2011	2010
Total revenue	$50,922	$40,208

Total revenue increased by $10.7 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, representing a 27% increase. The increase in revenue was primarily attributable to an increase in demand for our access products and to a lesser extent for our speed and agility products as carrier continued to expand their networks and deploy fiber-to-the-home solutions, plus additional design wins and overall market expansion. Although sales increased on a global basis, the increase was primarily realized in China and to a lesser extent in the United States.

Cost of goods sold and gross margin

Our cost of goods sold consists primarily of the cost to produce wafers and to manufacture and test our products. We have a global set of suppliers to help balance considerations related to product availability, quality and cost. Components of our cost of goods sold are denominated primarily in RMB. Our manufacturing process extends from wafer fabrication through final module and subsystem assembly and test. The cost of our manufacturing, assembly and test processes includes the cost of personnel and the cost of our manufacturing equipment and facilities. Our cost of goods sold is impacted by manufacturing variances such as assembly and test yields and production volume. We typically experience lower yields and higher associated costs on new products. In general, our cost of goods sold associated with a particular product declines over time as a result of decreases in wafer costs associated with the increase in the volume of wafers produced, as well as yield improvements and assembly and test enhancements. Additionally, our cost of goods sold includes stock-based compensation, reserves for excess and obsolete inventory, royalty payments, amortization of certain purchased intangible assets, warranty, shipping and allocated facilities costs.

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volume, production volume compared to sales over time, the mix of products sold, inventories, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, revaluation of stock appreciation unit awards which will be impacted by our stock price, and any reserves for excess and obsolete inventory. Our newer and more advanced products typically have higher average selling prices and higher gross margins. Average selling prices by product typically decline as a result of periodic negotiations with our customers and competitive pressures. We strive to increase our gross margin as we seek to manage the costs of our supply chain and increase productivity in our manufacturing processes.

	Three months ended March 31,
	2011		2010
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue
Cost of goods sold	$38,504	76%	$27,510	68%

	Three months ended March 31,
	2011	2010
Gross margin	24%	32%

Cost of goods sold increased by $11.0 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, representing a 40% increase. Cost of goods sold increased primarily from higher sales volumes, additional direct labor and overhead costs including higher stock compensation expense as a result of stock appreciation units expense, partially offset by improved manufacturing utilization in the three months ended March 31, 2011 and a decrease in amortization of purchased intangible assets, as certain assets became fully amortized. Gross margin was 24% for the three months ended March 31, 2011, compared to 32% for the three months ended March 31, 2010. The decrease in gross margin primarily resulted from the increase in sales of our lower-margin Access products and the impact of lower pricing contracts entered into with customers in the prior quarter.

We expect that we will experience increased demand for our Access products, which can cause our gross margin to be lower than the comparable year-ago periods.

Operating expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative and amortization of purchased intangible assets. Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. Although our operating expenses are denominated primarily in RMB and U.S. dollars, most are denominated in U.S. dollars.

	Three months ended March 31,
	2011		2010
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue
Research and development	$6,559	13%	$4,718	12%
Sales and marketing	2,859	6	2,429	6
General and administrative	4,163	8	4,570	11
Amortization of purchased intangible assets	292	1	284	1

Total operating expenses	$13,873	28%	$12,001	30%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased by $1.8 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, representing a 39% increase. This increase was primarily due to a $1.5 million increase in additional payroll and employee-related cost, including higher stock-based compensation expense as a result of stock appreciation units expense, and a $0.4 million increase in facility allocation due to higher space and resources usage to support future anticipated demand.

We intend to continue to invest in research and development and this expense is expected to increase as we grow our business.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs and services and facility costs.

Sales and marketing expense increased by $0.4 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, representing an 18% increase. The increase was primarily due to a $0.3 million increase in additional payroll and employee-related costs, including higher stock compensation expense as a result of stock appreciation units expense, and sales commissions as we strengthened our sales forces in Europe and Asia.

We expect our sales and marketing expense to increase as we grow our business.

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

General and administrative expense decreased by $0.4 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, representing a 9% decrease. The decrease was primarily due to decreases in bonus of $0.6 million and accounting and tax related costs of $0.3 million, partially offset by higher facilities-related costs of $0.4 million and higher stock compensation of $0.2 million.

We expect our general and administrative expense to increase as we incur costs associated with being a public company and as we expand and grow our operations and business.

Amortization of purchased intangible assets

We completed a series of business acquisitions in 2005 and 2006, which included the acquisition of intangible assets. These intangible assets are being amortized over their estimated useful lives.

Amortization of purchased intangible assets remained flat in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, as we continue to amortize intangible assets associated with business acquisitions made prior to 2007.

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

	Three months ended March 31,
(in thousands)	2011	2010
Interest income	$37	$59
Interest expense	(118)	(214)
Other income (expense), net	(27)	129

Total	$(108)	$(26)

Total interest and other expense, net increased by $0.1 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily related to a $0.2 million decrease in government subsidies received by our China subsidiaries, partially offset by a $0.1 million decrease in interest expense, as a result of our lower loan balance outstanding.

We expect our interest expense to decline with lower debt balances outstanding.

Income taxes

We conduct our business globally. However, our operating income is subject to varying rates of tax in the United States and China. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. Historically, we have experienced net losses in the United States and in the short term, we expect this trend to continue. One of our subsidiaries in China generates a cash tax liability. The subsidiary has qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. The preferential rate applies to 2011 and 2010 and we intend to reapply for the preferential rate for 2012. If approved, the rate will remain at 15% for 2012 and 2013.

	Three months ended March 31,
(in thousands, except percentages)	2011	2010
Provision for income taxes	$(372)	$(610)
Effective tax rate	(24)%	91%

Our Company’s income tax expense for the three months ended March 31, 2011 is primarily related to income taxes of the Company’s non U.S. operations. We recorded an income tax provision of $0.4 million in the three months ended March 31, 2011, compared with an income tax provision of $0.6 million in the three months ended March 31, 2010. We had an effective tax rate of negative 24% in the three months ended March 31, 2011 despite a consolidated loss before income taxes, compared with an effective tax rate of 91% in the three months ended March 31, 2010, primarily due to the level of foreign withholding tax and income taxes paid based on earnings generated by our foreign subsidiaries in each of these periods, respectively.

Liquidity and capital resources

Until the consummation of our initial public offering in February 2011, we financed our operations through private sales of equity securities and cash generated from operations and from various lending arrangements. At March 31, 2011, our cash and cash equivalents totaled $92.5 million. Cash and cash equivalents are held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to increase our manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Frequently, we also direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. Our Chinese subsidiaries’ banks issue the notes to vendors and issue payment to the vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within six months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our subsidiaries in China. These balances are classified as restricted cash on our consolidated balance sheets. As of March 31, 2011, our restricted cash totaled $3.1 million.

We have lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the United States, which was amended in December 2009, and several line of credit arrangements for our subsidiaries in China.

As of March 31, 2011, our loan and security agreement in the United States included the following:

•

An $8.0 million revolving line of credit. Amounts available under the revolving line of credit are reduced by any commercial or stand-by letters of credit issued under the facility. As of March 31, 2011, we had no outstanding balance under the revolving line of credit and a $5.0 million letter of credit supporting our China line of credit facility. As of March 31, 2011, $3.0 million was available under the revolving line of credit.

•

A $9.5 million facility under which we can draw down amounts in multiple six month tranches based on our capital expenditures in the United States. Each drawdown is due and payable in up to 30 equal monthly payments such that all amounts are repaid by June 2013. As of March 31, 2011, there is no outstanding balance under this facility. The capacity for future borrowing is limited by specified maximum amounts. As of March 31, 2011, $3.5 million was available under this facility.

Our loan and security agreement requires us to maintain certain financial covenants, including a liquidity ratio, and restricts our ability to incur additional debt or to engage in certain transactions and is secured by substantially all of our U.S. assets, other than intellectual property assets. As of March 31, 2011, we were in compliance with all covenants contained in this agreement.

Our primary subsidiary in China has a $5.0 million line of credit facility with a Hong Kong bank. This line of credit agreement is supported by letters of credit issued pursuant to our U.S. loan and security agreement, as referenced above. As of March 31, 2011, we had no outstanding balance under this line of credit, and $5.0 million was available under the line of credit.

In addition to the $5.0 million line of credit facility for our primary subsidiary in China referenced above, our subsidiaries in China also have short-term line of credit facilities with several banking institutions. These short-term loans have an original maturity date of one year or less as of March 31, 2011 and bear interest at rates ranging from 4.76% to 5.84%. Amounts requested by us are not guaranteed and are subject to the banks’ funds and currency availability. The short-term loan agreements do not contain financial covenants and one such loan agreement is secured by our main manufacturing facility in China. As of March 31, 2011, we had an aggregate of $4.5 million of short-term loans outstanding.

The table below sets forth selected cash flow data for the periods presented:

	Three months ended March 31,
(in thousands)	2011	2010
		(As Revised.)
Net cash provided by (used in) operating activities	$(9,288)	$2,306
Net cash used in investing activities	(2,711)	(5,854)
Net cash provided by (used in) financing activities	79,015	(3,530)
Effect of exchange rates on cash and cash equivalents	58	114

Net increase (decrease) in cash and cash equivalents	$67,074	$(6,964)

During the three months ended March 31, 2011, we completed an initial public offering of common stock, raising proceeds of $87.7 million, net of offering expenses paid during the quarter. We used a portion of our net proceeds to repay a portion of our outstanding indebtedness. We intend to use our net proceeds from the offering for working capital, to continue to expand our existing business and general corporate purposes. Accordingly, our management will have broad discretion in the application of our net proceeds from the offering, and investors will be relying on management’s judgment regarding the application of these net proceeds. We also may use a portion of our net proceeds from the offering to acquire complementary businesses, products, services or technologies, but we currently have no agreements or commitments relating to any material acquisitions.

Operating activities

During the three months ended March 31, 2011, net cash used in operating activities was $9.3 million. Cash used in operating activities was primarily related to cash payments to our employees and suppliers in excess of cash receipts from customers. During the three months ended March 31, 2011, we recognized net loss of $1.9 million. However, that net loss incorporated non-cash charges, including depreciation and amortization of $2.8 million and stock-based compensation expenses of $2.0 million. These amounts were partially offset by the purchase of inventory of $5.6 million to replenish our inventories in preparation for higher customer demands in future periods and extended payment terms with certain suppliers, as evidenced by the net increase in accounts payable and accrued liabilities of $3.6 million during the period.

During the three months ended March 31, 2010, net cash provided by operating activities was $2.4 million. Cash provided by operating activities primarily related to cash receipts from customers in excess of cash payments to our employees and suppliers. During the three months ended March 31, 2010, we recognized net income of $0.1 million. However, that net income incorporated non-cash charges, including depreciation and amortization of $3.2 million, stock-based compensation expenses of $0.4 million and non-cash increases to our asset reserve accounts of $0.5 million. In addition, we spent an additional $5.4 million to replenish our inventories in anticipation of seasonally higher sales volumes in the second and third quarter and extended payment terms with certain suppliers, as evidenced by our net increase in accounts payable and accrued liabilities of $3.1 million during the period.

During the three months ended March 31, 2010, we determined that cash payments in 2010 for IPO related expenses had been incorrectly classified as operating cash flow activities on the statements of cash flows, and that such payments should be classified as financing cash flow activities. We revised the 2010 statement of cash flows to correct for the classification. The correction resulted in an increase to “Net Cash Provided by Operating Activities” of $160,000, with a corresponding increase to “Net Cash Used in Financing Activities” for the quarter ended March 31, 2010.

Investing activities

Our investing activities consisted primarily of capital expenditures and in the three months ended March 31, 2010, included purchases of equity securities and the sale of our ownership interest in Shenzhen Archcom Technology Co., Ltd. (“Archcom”).

During the three months ended March 31, 2011, net cash used for investing activities was $2.7 million, mainly due to the purchase of capital equipment.

During the three months ended March 31, 2010, net cash used for investing activities was $5.9 million. We invested $2.7 million in shares of a non-U.S. publicly listed company, purchased $1.6 million of capital equipment and increased our restricted cash associated with our notes payable in China by $0.5 million. In addition, we completed our sale of Archcom and, as a result, received the remaining $0.6 million in cash proceeds, offset by the transfer of the cash of Archcom of $1.7 million to the buyer.

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of preferred stock and activity associated with our various lending arrangements and in the three months ended March 31, 2011, included proceeds from our initial public offering.

During the three months ended March 31, 2011, net cash provided by financing activities was $79.0 million. Our initial public offering generated proceeds of $87.7 million, net of offering expenses paid during the quarter, partially offset by $8.8 million of net payments on our outstanding bank loans.

During the three months ended March 31, 2010, net cash used for financing activities was $3.6 million. We paid $9.3 million, net, against our bank loans and received $6.0 million in cash from the issuance of preferred stock.

During the three months ended March 31, 2010, we revised the 2010 statement of cash flows which resulted in an increase to “Net Cash Provided by Operating Activities” of $160,000, with a corresponding increase to “Net Cash Used in Financing Activities” for the quarter ended March 31, 2010 as discussed in “Operating activities” above.

Contractual obligations and commitments

The following summarizes our contractual obligations as of March 31, 2011:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term loans and notes payable (1)	$17,381	$17,381	$—	$—	$—
Operating leases (2)	7,144	1,725	2,156	1,434	1,829
Purchase commitments (3)	30,095	30,095	—	—	—
Asset retirement obligations (4)	1,000	—	—	—	1,000

	55,620	49,201	2,156	1,434	2,829

Expected interest payments (5)	135	135	—	—	—

Total commitments	$55,755	$49,336	$2,156	$1,434	$2,829

(1)	In China, we have several lending arrangements that provide short-term loans with a maturity date of one year or less and frequently we issue notes payable to our suppliers. The notes payable are generally due within six months of issuance. The amount presented in the table represents the principal portion of the obligations. The short-term loans outstanding as of March 31, 2011 bear interest at rates ranging from 4.76% to 5.84%, which interest rate was fixed at the time of drawdown. The notes payable are non-interest bearing.
(2)	We have entered into various non-cancelable operating lease agreements for our offices in China and the United States.
(3)	We are obligated to make payments under various arrangements with suppliers for the procurement of goods and services.
(4)	We have an asset retirement obligation of $1.0 million associated with our facility lease in California, which expires in October 2019. This obligation is included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2010.
(5)	We calculate the expected interest payments based on our outstanding short-term loans at prevailing interest rates as of March 31, 2011.

Off-balance sheet arrangements

During the three months ended March 31, 2011, we did not have any significant off-balance sheet arrangements.

Recent accounting pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB, reached final consensus on a new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance became effective beginning January 1, 2011. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Level 3 assets and liabilities are those whose fair market value inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Accordingly, we adopted this amendment for year ended December 31, 2010, except for the additional Level 3 requirements which were adopted January 1, 2011. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued an accounting standard update which provides guidance on the criteria to be followed in recognizing revenue under the milestone method. The milestone method of recognition allows a vendor who is involved with the provision of deliverables to recognize the full amount of a milestone payment upon achievement, if, at the inception of the revenue arrangement, the milestone is determined to be substantive as defined in the standard. The guidance is effective on a prospective basis for milestones achieved beginning January 1, 2011. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate fluctuation risk

As of March 31, 2011, our cash equivalents consisted primarily of money market funds and interest and non-interest bearing bank deposits. The main objective of these instruments was safety of principal and liquidity while maximizing return, without significantly increasing risk. Given the short-term nature of our cash equivalents, we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.

We are exposed to market risk due to the possibility of changing interest rates associated with certain outstanding balances under our debt instruments. As of March 31, 2011, the interest rates on all of our outstanding debt in China were fixed at the time of drawdown, and were not subject to fluctuations. As of March 31, 2011, we paid off all of our U.S. debt, and therefore, were not subject to interest rate fluctuations.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A substantial portion of our business is conducted through our subsidiaries in China whose functional currency is the RMB. To the extent that transactions by our subsidiaries in China are denominated in currencies other than RMB, we bear the risk that fluctuations in the exchange rates of the RMB in relation to other currencies could decrease our revenue and increase our costs and expenses. During the three months ended March 31, 2011 and 2010, we recognized foreign currency transaction losses of $39,000 and $17,000, respectively. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. While we generate a majority of our revenue in RMB, a majority of our operating expenses are in U.S. dollars. Therefore a depreciation in RMB against the U.S. dollar would negatively impact our revenue upon translation to the U.S. dollars but the impact on operating expenses would be less. For example, for the three months ended March 31, 2011, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $3.1 million decrease in our revenue and a $0.2 million decrease in our net income for the period. Comparatively, for the three months ended March 31, 2010, a 10% depreciation in RMB against the U.S. dollar would have resulted in an $2.8 million decrease in our revenue and a $0.5 million increase in our net loss for the period.

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this Quarterly Report on Form 10-Q, other than as described below, we are not involved in any pending legal proceedings that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. Intellectual property rights disputes generally involve the demand by a third party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. Claims that our products or processes infringe or misappropriate any third-party intellectual property rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time, we may pursue litigation to assert our intellectual property rights. Regardless of the merit or resolution of any such litigation, complex intellectual property litigation is generally costly and diverts the efforts and attention of our management and technical personnel which could adversely affect our business.

ITEM 1A.	RISK FACTORS

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 28, 2011, which risk factors are set forth below, except for those risk factors denoted by an asterisk (*).

*Natural disasters, terrorist attacks or other catastrophic events could harm our operations.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, the recent earthquakes and tsunami in Japan, and the subsequent crisis relating to nuclear power plants in the affected regions, may adversely impact our revenues from customers located in Japan and/or our ability to source parts from companies located in Japan. Reliable information about the extent of this crisis on our suppliers and customers, including those with substantial operations in Japan, has been limited to date. In addition, the combined effects of these natural disasters have created significant uncertainty, and it is possible that the crisis could result in reduced end user demand due to the economic impact to Japan and potentially the global economy; a slowdown of business or inability to manufacture products by our customers or others in the industry that are located in Japan; a disruption to the global supply chain for products manufactured in Japan that are included in the products either by us or by our customers; a disruption to manufacturing resulting from power shortages or other rationing of inputs to production; an increase in the cost of products that we purchase due to reduced supply; and other unforeseen impacts as a result of the uncertainty in Japan.

In addition, our corporate headquarters and wafer fabrication facility in San Jose, California are located near major earthquake fault lines, and our manufacturing facilities are located in Shenzhen, China, an area that is susceptible to typhoons. Further, a terrorist attack, including one aimed at energy or communications infrastructure suppliers, could hinder or delay the development and sale of our products. In the event that an earthquake, tsunami, typhoon, terrorist attack or other natural or man-made catastrophe were to destroy any part of our facilities, destroy or disrupt vital infrastructure systems or interrupt our operations or the facilities or operations of our suppliers or customers for any extended period of time, our business, financial condition and results of operations would be materially and adversely affected. We are not insured against many natural disasters, including earthquakes.

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

Increasing costs may impact our gross margins.

The rate of increase in our costs and expenses, including as a result of rising labor costs in China, may exceed the rate of increase in our revenue, either of which would materially and adversely affect our business, our results of operations and our financial condition.

We are subject to the cyclical nature of the markets in which we compete and any future downturn may reduce demand for our products and revenue.

The markets in which we compete are tied to the aggregate capital expenditures of service providers as they build out and upgrade their network infrastructure. These markets are highly cyclical and characterized by constant and rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, including recently to varying degrees in China, the U.S. and Europe, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles—for both manufacturers’ and their customers’ products—or in response to over or under purchasing of inventory by our customers relative to ultimate carrier demand, and with declining general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

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

Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	unanticipated engineering complexities;

•	difficulties in reallocating engineering resources and overcoming resource limitations; and

•	changing market or competitive product requirements.

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

Additionally, past intellectual property disputes that were not finally resolved or settled may arise again in the future. On January 18, 2011, we and Finisar agreed to toll our respective claims based on the January 5, 2010 patent infringement compliant filed by Finisar Corporation in the United States District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and us, or collectively, the co-defendants, but from which we were dismissed without prejudice by the court on May 5, 2010, and not to refile the originally asserted claims against each other until at least 90 days after one or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. At that time, Finisar will be permitted to bring a new lawsuit against us if they choose to do so. If we are unsuccessful in our defense of the Finisar patent infringement claims, a license to use the allegedly infringing technology may not be available to us at all, and if it is, it may not be available on commercially reasonable terms and therefore may limit or preclude us from competing in the market for optical transceivers in the United States, which may have a material adverse effect on our results of operations and financial condition, and otherwise materially harm our business.

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations is based in Shenzhen, China. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

•	difficulties in staffing, managing and supporting operations in more than one country;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•	fewer legal protections for intellectual property in foreign jurisdictions;

•	foreign and U.S. taxation issues and international trade barriers;

•	general economic and political conditions in the markets in which we operate;

•	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;

•	fluctuations in foreign economies;

•	fluctuations in the value of foreign currencies and interest rates;

•	trade and travel restrictions;

•	outbreaks of avian flu, Severe Acute Respiratory Syndrome, or SARS, H1N1 swine flu or other contagious disease;

•	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future;

•	difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act; and

•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

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

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products, especially laser-dependent products. In some cases, it is possible that export licenses would be required from U.S. government agencies for some of our products in accordance with various statutory authorities, including but not limited to the International Traffic in Arms Regulations, the Export Administration Act of 1979, the International Emergency Economic Powers Act of 1977, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 and various country-specific trade sanctions legislation. In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products. We may not be successful in obtaining the necessary export and import licenses. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to export or sell our products would adversely affect our business, financial condition and results of operations.

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

If a material misstatement occurs in the future, we may fail to meet our future reporting obligations, we may need to restate our financial results and the price of our common stock may decline. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that will be required when the rules of the Securities and Exchange Commission, or the SEC, under Section 404 of the Sarbanes-Oxley Act, become applicable to us beginning with the filing of our Annual Report on Form 10-K for the year ended December 31, 2011. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

* Our cost advantage from having our manufacturing and part of our research and development in China may diminish over time due to increasing labor costs, which could materially and adversely effect our operating results.

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has experienced higher costs due to increased wages. We expect that we will be required to increase wages in the future due to market conditions and/or government mandates. If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

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

Our stock price may be volatile.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of our Quarterly Report on Form 10-Q, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.

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

As of May 2, 2011, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 35% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

Future sales of shares of our common stock by stockholders could depress the price of our common stock.

As of May 2, 2011, we had an aggregate of 24,655,078 shares of common stock outstanding. Of this amount, 8,625,000 shares sold pursuant to the initial public offering completed in February 2011 are currently tradable without restriction. Of the remaining shares:

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

The lock-up agreements will expired at the end of the last day of the lock-up period, July 31, 2011, subject to potential extension in the event we release earning results or material news or a material event relating to us occurs near the end of the lock-up period. Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a representative of the underwriters, may, in its discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements. Merrill Lynch, Pierce, Fenner & Smith Incorporated has agreed not to release any of the lock-up agreements with our directors and executive officers and substantially all of our stockholders without the prior written consent of Deutsche Bank Securities Inc.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of proceeds

On February 2, 2011, our registration statement on Form S-1 (File No. 333-166096) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 8,625,000 shares of common stock, including the full underwriters’ over-allotment option, at a public offering price of $11.00 per share. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. acted as the managing underwriters for our initial public offering. The offering was completed February 7, 2011. We paid to the underwriters underwriting discounts and commissions totaling approximately $6.6 million in connection with the offering. In addition, we incurred additional costs of approximately $4.2 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $10.8 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering costs, were approximately $84.1 million. None of such payments were a direct or indirect payment to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or any of our other affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

From the effective date of the registration statement through March 31, 2011, we have used the net proceeds of the offering for working capital purposes, including expenditures for inventory, personnel costs, equipment and other operating expenses and to repay a portion of our outstanding indebtedness.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date: May 12, 2011	By:	/s/ JAMES D. FAY
James D. Fay Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit no.	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.

3.2(2)	Amended and Restated Bylaws of NeoPhotonics Corporation.

4.1†	Specimen Common Stock Certificate of NeoPhotonics Corporation.

4.2†	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.

4.3†	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.

10.4+(3)	2010 Equity Incentive Plan and forms of agreement thereunder.

10.5+†	2010 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1(4)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Translation to English of an original Chinese document.
+	Management compensatory plan or arrangement.
†	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-166096), and incorporated herein by reference.
(1)	Filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on February 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-166096), filed with the SEC on November 22, 2010, and incorporated herein by reference.
(3)	Filed as the like-numbered exhibit to the Annual Report on Form 10-K (File No. 001-35061), filed with the SEC on March 28, 2011, and incorporated herein by reference.
(4)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NeoPhotonics Corporation, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.