Form 10-Q
period 2011-06-30
NEOPHOTONICS CORP
filed 2011-08-11
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2011, there were 24,745,364 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NeoPhotonics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
(In thousands, except share and per share data)	June 30, 2011	December 31, 2010 *

ASSETS
Current assets:
Cash and cash equivalents	$32,325	$25,465
Short-term investments	46,990	—
Restricted cash	2,932	3,027
Accounts receivable, net of allowance for doubtful accounts of $984 and $2,270 at June 30, 2011 and December 31, 2010, respectively	70,727	54,374
Inventories	28,877	19,426
Prepaid expenses and other current assets	4,339	7,665

Total current assets	186,190	109,957
Long-term investments	28,234	—
Property, plant and equipment, net	43,398	43,113
Goodwill	4,323	4,323
Other intangible assets, net	1,703	2,146
Other long-term assets	816	12,956

Total assets	$264,664	$172,495

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$39,866	$29,653
Short-term loans and notes payable	16,037	17,205
Current portion of long-term debt	—	5,924
Accrued and other current liabilities	10,779	13,046

Total current liabilities	66,682	65,828
Long-term debt, net of current portion	—	2,912
Deferred income tax liabilities	548	536
Other noncurrent liabilities	1,286	1,316

Total liabilities	68,516	70,592

Commitments and contingencies (Note 9)
Redeemable convertible preferred stock:
Series X redeemable convertible preferred stock, $0.0025 par value
At June 30, 2011: no shares authorized, issued or outstanding; At December 31, 2010: 20,000 shares authorized, 18,497 shares issued and outstanding, $92,487 liquidation preference	—	46,180
Series 1, 2 and 3 redeemable convertible preferred stock, $0.0025 par value
At June 30, 2011: no shares authorized, issued or outstanding; At December 31, 2010: 7,400,000 shares authorized, 6,639,513 shares issued and outstanding, $177,960 liquidation preference	—	165,361

	—	211,541

Stockholders’ equity (deficit):
Preferred stock, $0.0025 par value
At June 30, 2011: 10,000,000 shares authorized, no shares issued or outstanding; At Dececember 31, 2010: no shares authorized, issued or outstanding	—	—
Common stock, $0.0025 par value
At June 30, 2011: 100,000,000 share authorized, 24,738,898 shares issued and outstanding; At December 31, 2010: 14,000,000 shares authorized, 1,955,280 shares issued and outstanding	62	5
Additional paid-in capital	390,719	93,349
Accumulated other comprehensive income	9,521	12,807
Accumulated deficit	(204,154)	(215,799)

Total stockholders’ equity (deficit)	196,148	(109,638)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$264,664	$172,495

*	The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2011	2010	2011	2010

Revenue	$52,082	$45,554	$103,004	$85,762
Cost of goods sold	38,301	30,656	76,805	58,166

Gross profit	13,781	14,898	26,199	27,596
Operating expenses:
Research and development	6,483	5,240	13,042	9,958
Sales and marketing	2,319	2,396	5,178	4,825
General and administrative	4,692	3,387	8,855	7,957
Amortization of purchased intangible assets	272	285	564	569

Total operating expenses	13,766	11,308	27,639	23,309

Income (loss) from operations	15	3,590	(1,440)	4,287

Interest income	45	60	82	119
Interest expense	(60)	(176)	(178)	(390)
Other income, net	14,127	18	14,100	147

Total interest and other income (expense), net	14,112	(98)	14,004	(124)

Income before income taxes	14,127	3,492	12,564	4,163
Provision for income taxes	(547)	(710)	(919)	(1,320)

Net income	13,580	2,782	11,645	2,843
Net income attributable to noncontrolling interests	—	—	—	(80)

Net income attributable to NeoPhotonics Corporation	13,580	2,782	11,645	2,763
Deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	—	—	(17,049)	—
Accretion of redeemable convertible preferred stock	—	(32)	(7)	(69)

Net income (loss) attributable to NeoPhotonics Corporation common stockholders	$13,580	$2,750	$(5,411)	$2,694

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:

Basic	$0.55	$—	$(0.27)	$—

Diluted	$0.53	$—	$(0.27)	$—

Weighted average shares used to compute net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:

Basic	24,694,577	1,934,309	19,903,558	1,931,449

Diluted	25,561,980	2,709,984	19,903,558	2,826,025

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(In thousands)	2011	2010
		(As Revised. See Note 1.)

Cash flows from operating activities
Net income	$11,645	$2,843

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,519	6,229
Stock-based compensation expense	1,927	843
Loss on disposal of fixed assets	115	67
Gain on sale of unconsolidated investee, net of direct cost	(13,829)	—
Allowance for doubtful accounts	93	222
Provision for inventories	386	462
Change in assets and liabilities:
Accounts receivable	(15,101)	(1,538)
Inventories	(9,282)	(11,296)
Prepaid expenses and other current assets	1,219	(2,278)
Accounts payable	9,517	11,865
Accrued and other liabilities	(3,054)	(8,769)

Net cash used in operating activities	(10,845)	(1,350)

Cash flows from investing activities
Purchase of property, plant and equipment, net of proceeds from sale	(5,185)	(5,468)
Purchase of securities	(142,048)	—
Proceeds from sale of securities	66,910	—
Decrease in restricted cash	167	441
Purchase of long-term investment	—	(4,903)
Proceeds from sale of unconsolidated investee	21,325	—
Cash transferred upon sale of Archcom	—	(1,118)

Net cash used in investing activities	(58,831)	(11,048)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of issuance costs	86,528	(1,389)
Proceeds from issuance of preferred stock, net of issuance costs	—	5,978
Proceeds from exercise of stock options and warrants	236	45
Proceeds from bank loans	—	4,780
Repayment of bank loans	(9,375)	(13,755)
Proceeds from issuance of notes payable	13,471	12,365
Repayment of notes payable	(14,440)	(14,318)

Net cash provided by (used in) financing activities	76,420	(6,294)

Effect of exchange rates on cash and cash equivalents	116	270

Net increase (decrease) in cash and cash equivalents	6,860	(18,422)
Cash and cash equivalents at the beginning of the period	25,465	43,420

Cash and cash equivalents at the end of the period	$32,325	$24,998

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of presentation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in its annual consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Reclassification of Consolidated Statement of Cash Flows

In the six months ended June 30, 2011, the Company determined that cash payments made in 2010 for initial public offering related expenses had been incorrectly classified as operating cash flow activities on the statements of cash flows, and that such payments should be classified as financing cash flow activities. The Company has revised the 2010 statement of cash flows to correct for the classification. The correction resulted in an increase to “Net Cash Provided by Operating Activities” of $1,389,000, with a corresponding increase to “Net Cash Used in Financing Activities” for the six months ended June 30, 2010.

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

Note 2. Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the six months ended June 30, 2011, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, with the exception of the Company’s accounting policy for stock-based compensation and financial instruments as described below.

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

Beginning in 2007, the Company began granting stock appreciation units. Upon the exercise of a stock appreciation unit, the Company will pay the participant an amount equal to the product of (a) the excess of the per share fair market value of the Company’s common stock on the date of exercise over the strike price, multiplied by (b) the number of shares of common stock with respect to which the stock appreciation unit is exercised. Vested stock appreciation units first become exercisable upon the expiration of the lock-up period associated with the initial public offering. Due to the contingent nature of the awards prior to the initial public offering, the Company had not recorded any compensation expense associated with these awards as of December 31, 2010.

Upon completion of the Company’s initial public offering, the Company began recognizing stock-based compensation expense for the stock appreciation units. The Company records an expense (credit) and an equal adjustment to the liability for the stock appreciation units equal to the fair value of the vested portion of the awards as of each period end. Each reporting period thereafter, compensation expense will be recorded, based on the remaining service period and the then fair value of the award until vesting of the award is completed. After vesting is completed, the Company will continue to remeasure the fair value of the liability until the award is exercised or expires, with changes in the fair value of the liability recorded in the consolidated statements of operations.

Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Financial Instruments

The following methods were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds used for operational purposes. Cash equivalents are recognized at fair value. As of June 30, 2011 and December 31, 2010, the Company’s cash equivalents included $2.0 million and $6.7 million of money market funds with an original maturity of three months or less.

Short-term and long-term investments. Short-term investments consist of debt securities and money market funds with maturities of 12 months or less. Long-term investments consist of debt securities with maturities greater than 12 months. Short-term and long-term investments are classified as available-for-sale investments and are recognized at fair value.

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

Unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit) in the condensed consolidated balance sheets. The amortization of premiums and discounts on the investments, and realized gains and losses on available-for-sale securities are included in other income, net on the condensed consolidated statements of operations. The Company uses the specific-identification method to determine cost in calculating realized gains and losses upon sale of its debt securities.

Equity investments. Equity securities are classified as available-for-sale and are reported at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit in the condensed consolidated balance sheets. As of December 31, 2010, the Company’s investment in equity securities was classified as long-term based on the Company’s intent and ability to hold the investment for more than 12 months from the balance sheet date. During the three months ended June 30, 2011, the investee was purchased by another company and, as a result, the Company sold its investment in equity securities.

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

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Level 3 assets and liabilities are those whose fair market value inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Accordingly, the Company adopted this amendment for the year ended December 31, 2010, except for the additional Level 3 requirements which were adopted on January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2011, the FASB issued amendments to the FASB Accounting Standard Codification relating to fair value measurements. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for the Company during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will apply these amendments prospectively beginning in fiscal 2012. The Company is currently evaluating the impact the application of these amendments will have on the consolidated financial statements.

In June 2011, the FASB issued amendments to the FASB Accounting Standard Codification relating to presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact the application of these amendments will have on the consolidated financial statements.

Note 3. Cash and investments

During the three months ended June 30, 2011, the Company began investing in marketable securities. Cash and investments consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Cash and cash equivalents
Cash and bank deposits	$30,306	$18,815
Money market funds	2,019	6,650

Total cash and cash equivalents	$32,325	$25,465

Short-term investments
Money market funds	$12,724	$—
Corporate bonds	6,179	—
Commercial paper	9,938	—
U.S. federal agencies	13,428	—
Municipal obligations	625	—
U.S. treasury bills	4,096	—

Total short-term investments	$46,990	$—

Long-term investments
Corporate bonds	$16,812	$—
U.S. federal agencies	5,029	—
Foreign bonds and notes	3,483	—
Municipal obligations	2,910	—

Total long-term investments	$28,234	$—

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents and investments in marketable securities designated as available-for-sale (in thousands):

	As of June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$14,743	$—	$—	$14,743
Corporate bonds	23,103	6	(118)	22,991
Commercial paper	9,938	—	—	9,938
U.S. federal agencies	18,473	—	(16)	18,457
Foreign bonds and notes	3,489	6	(12)	3,483
Municipal obligations	3,535	—	—	3,535
U.S. treasury bills	4,096	—	—	4,096

Total investments	$77,377	$12	$(146)	$77,243

Realized gains and losses on the sale of marketable securities during the three months ended June 30, 2011 were immaterial.

The following table summarizes the amortized cost and the estimated fair value of the investments in marketable securities, designated as available-for-sale and classified by the contractual maturity date of the security as of June 30, 2011 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$48,555	$48,511
Due in 1 to 2 years	13,609	13,556
Due in 2 to 5 years	12,050	12,013
Due after 5 years	3,163	3,163

Total	$77,377	$77,243

The Company did not recognize any impairment losses on its marketable securities during the three and six months ended June 30, 2011. As of June 30, 2011, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 4. Fair value measurements

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

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

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

Assets measured at fair value

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets as of the date presented (in thousands):

	As of June 30, 2011				As of December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (1)	$14,743	$—	$—	$14,743	$6,650	$—	$—	$6,650
Marketable securities (2)
Corporate bonds	$—	$22,991	$—	$22,991	$—	$—	$—	$—
Commercial paper	$—	$9,938	$—	$9,938	$—	$—	$—	$—
U.S. federal agencies	$—	$18,457	$—	$18,457	$—	$—	$—	$—
Foreign bonds and notes	$—	$3,483	$—	$3,483	$—	$—	$—	$—
Municipal obligations	$—	$3,535	$—	$3,535	$—	$—	$—	$—
U.S. treasury bills	$—	$4,096	$—	$4,096	$—	$—	$—	$—
Equity investments (3)	$—	$—	$—	$—	$12,724	$—	$—	$12,724

(1)	Money market funds are valued using quoted market price, and are included in cash and cash equivalents or short-term investments on the Company’s condensed consolidated balance sheets.
(2)	Marketable securities are valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active, and are included in short-term investments or long-term investments on the Company’s condensed consolidated balance sheets.
(3)	Equity investments related to the Company’s equity shares of a foreign publicly traded company. As of June 30, 2011, the Company sold all its equity shares in the unconsolidated investee. See Note 7 for further details.

Note 5. Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders

The following table sets forth the computation of the basic and diluted income (loss) per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to NeoPhotonics Corporation	$13,580	$2,782	$11,645	$2,763
Less: Accretion of redeemable convertible preferred stock	—	(32)	(7)	(69)
Less: deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	—	—	(17,049)	—
Less: net income attributable to redeemable convertible preferred stockholders	—	(2,750)	—	(2,694)

Net income (loss) attributable to NeoPhotonics Corporation common stockholders	$13,580	$—	$(5,411)	$—

Denominator:
Weighted average shares used to compute basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	24,694,577	1,934,309	19,903,558	1,931,449
Effect of dilutive securities:
Common stock options	867,403	775,675	—	894,576
Weighted average shares used to compute diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	25,561,980	2,709,984	19,903,558	2,826,025

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	$0.55	$—	$(0.27)	$—

Diluted	$0.53	$—	$(0.27)	$—

The Series X preferred stock contained a special conversion feature which was contingent upon completion of an initial public offering. The beneficial conversion feature is measured as the difference between the offering price of $11.00 per share and the accounting conversion price of $6.25 per share. At the closing of the initial public offering, a charge of $17.0 million related to the beneficial conversion feature was recorded to additional paid-in-capital and represents a deemed dividend in calculating net loss attributable to NeoPhotonics Corporation common stockholders for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2011 and 2010, pro forma net income (loss) per share attributable to NeoPhotonics Corporation common stockholders, which assumes all shares of preferred stock are converted to common stock at the beginning of each period on an as converted basis, was as follows (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income attributable to NeoPhotonics Corporation	$13,580	$2,782	$11,645	$2,763

Pro forma net income per share attributable to NeoPhotonics Corporation common stockholders
Basic	$0.55	$0.17	$0.51	$0.17

Diluted	$0.53	$0.17	$0.49	$0.17

Weighted average shares used to compute pro forma net income per share attributable to NeoPhotonics Corporation common stockholders
Basic	24,694,577	15,972,798	22,850,865	15,837,282

Diluted	25,561,980	16,748,473	23,719,007	16,731,858

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

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Employee stock options	890,222	687,533	914,227	663,034
Common stock warrants	4,482	4,482	4,482	4,482
Employee stock purchase plan	42,090	—	97,911	—
Redeemable convertible preferred stock, on an if-converted basis (1)	—	14,038,489	2,963,681	13,905,833

	936,794	14,730,504	3,980,301	14,573,349

(1)	For the purposes of the table above, the Series 1, 2 and 3 preferred stock have been converted on a 1-for-1 basis and the Series X preferred stock has been converted on a 400-for-1 basis.

Note 6. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Accounts receivable	$67,155	$53,003
Trade notes receivable	4,556	3,641
Allowance for doubtful accounts	(984)	(2,270)

	$70,727	$54,374

Inventories

Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$11,614	$8,710
Work in process	5,510	3,316
Finished goods	11,753	7,400

	$28,877	$19,426

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	Weighted Average Amortization Period (yrs)	June 30, 2011			December 31, 2010
		Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	5	$19,570	$(19,425)	$145	$19,108	$(19,064)	$44
Customer relationships	6	6,639	(6,418)	221	6,513	(5,786)	727
Leasehold interest	45	1,316	(174)	1,142	1,286	(156)	1,130
Noncompete agreements	7	950	(755)	195	710	(465)	245

		$28,475	$(26,772)	$1,703	$27,617	$(25,471)	$2,146

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cost of goods sold	$8	$738	$59	$1,608
Operating expenses	272	285	564	569

Total	$280	$1,023	$623	$2,177

The estimated future amortization expense of purchased intangible assets as of June 30, 2011, is as follows (in thousands):

2011 (remaining 6 months)	$221
2012	334
2013	158
2014	48
2015	48
Thereafter	894

$1,703

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Employee-related	$5,855	$7,385
Other	4,924	5,661

	$10,779	$13,046

Warranty Accrual

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

The table below summarizes the movement in the warranty accrual (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$405	$604	$393	$613
Warranty accruals	66	100	132	139
Settlements and adjustments	(50)	(192)	(104)	(240)

Ending balance	$421	$512	$421	$512

Note 7. Equity investment

The Company owned shares of Ignis ASA (“Ignis”), a Norwegian company traded on the Oslo exchange (Norway stock exchange). As of December 31, 2010 and for each of the three and six months periods ended June 30, 2011 and 2010, the Company had less than 20% ownership in Ignis. Therefore, the Company applied the cost method of accounting, in which it records the investment in other long-term assets and adjusts unrealized gains or losses due to stock price fluctuation within accumulated other comprehensive income.

During the three months ended June 30, 2011, the Company recognized all unrealized gains upon the sale of all Ignis shares. During the three months ended June 30, 2010, the Company recorded $0.5 million in unrealized gains. During the six months ended June 30, 2011, the Company recorded $8.5 million unrealized gain which was eventually recognized to realized gain upon the sale of all Ignis shares. During the six months ended June 30, 2010, the Company recorded $0.6 million in unrealized gains.

During the three months ended June 30, 2011, the Company sold all of its shares in Ignis for gross proceeds of $21.3 million and recognized a gain of $13.8 million. The gain is included in other income, net in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2011.

Note 8. Debt

The components of debt obligations consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Notes payable	$12,069	$12,742
Short-term bank loans	3,968	4,463
Total short-term loans and notes payable	$16,037	$17,205

Total long-term debt	$—	$8,836
Less: current portion of long-term debt	—	(5,924)

Total long-term debt, net of current portion	$—	$2,912

Notes payable and short-term loans

The Company’s subsidiaries in China have trade notes payable and short-term line of credit facilities from various banking institutions. The trade notes are unsecured, noninterest bearing and are due approximately six months after issuance. The weighted average interest rate for short-term loans outstanding was 5.16% and 5.23% as of June 30, 2011 and December 31, 2010, respectively.

Long-term debt

The Company has an $8.0 million revolving line of credit expiring in December 2011. The Company repaid the outstanding balance of the revolving line of credit in full in February 2011. Amounts available under the revolving line of credit are reduced by any commercial or stand-by letters of credit issued by the bank to guarantee a loan for the Company’s subsidiaries in China. The maximum amount for which a letter of credit may be issued is $5.0 million. As of June 30, 2011 and December 31, 2010, letters of credit for $5.0 million were outstanding. As of June 30, 2011 and December 31, 2010, $0.0 million and $3.0 million were outstanding under the revolving line of credit, respectively. The total available borrowing capacity under this facility was $3.0 million and $0.0 million as of June 30, 2011 and December 31, 2010, respectively.

The Company has an additional $9.5 million credit facility based on capital expenditures in the United States, with expected repayment of all amounts by June 2013. The Company repaid the outstanding balance of the credit facility in full in March 2011. As of June 30, 2011 and December 31, 2010, $0.0 million and $5.8 million were outstanding, respectively. As of June 30, 2011 and December 31, 2010, $3.5 million was available to borrow under this facility. As of June 30, 2011, we were in compliance with all covenants contained in this agreement.

In connection with the original loan and security agreement, the Company issued a warrant to the lender to purchase 4,482 shares of common stock at an exercise price of $29.00 per share. As of June 30, 2011, the warrant had not been exercised.

At June 30, 2011, the Company was in compliance with all of the financial covenants contained in the loan and security agreement and supplemental amendments.

In December 2007, the Company’s primary subsidiary in China entered into a term loan agreement with a Chinese bank. The loan is secured by the standby letter of credit described above issued by a U.S. bank. As of both June 30, 2011 and December 31, 2010, $0.0 million was outstanding under the term loan and $5.0 million was available under the line of credit.

The following table provides additional fair value information relating to the Company’s outstanding debt instruments (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$12,069	$12,069	$12,742	$12,742
Short-term loans	3,968	3,905	4,463	4,269
Long-term debt, including current portion	—	—	8,836	8,320

Total	$16,037	$15,974	$26,041	$25,331

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

Note 9. Commitments and contingencies

Leases

The Company leases various facilities under noncancelable operating leases. As of June 30, 2011, the future minimum commitments under all operating leases are as follows (in thousands):

2011 (remaining 6 months)	$1,097
2012	1,761
2013	1,043
2014	910
2015	698
Thereafter	1,949

$7,458

Rent expense under the Company’s operating leases was $0.6 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and $1.1 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively.

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

Purchase obligations

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of June 30, 2011, total outstanding purchase obligations were $25.8 million, primarily due within the next 12 months.

Note 10. Redeemable convertible preferred stock

In connection with the closing of the initial public offering, all of the shares of Series 1, Series 2, Series 3 and Series X preferred stock outstanding automatically converted into shares of common stock. The following table summarizes information related to the Company’s redeemable convertible preferred stock prior to conversion into common stock as of December 31, 2010 prior to the effectiveness of the initial public offering in February 2011 (in thousands except share and per share amounts):

Series	Par Value	Authorized	Issued and Outstanding	Amount (1)	Liquidation Value

X	$0.0025	20,000	18,497	$46,180	$92,487

3	$0.0025	4,120,000	3,974,974	99,052	99,376

2	$0.0025	1,440,000	856,452	17,054	28,861

1	$0.0025	1,840,000	1,808,087	49,255	49,723

		7,420,000	6,658,010	$211,541	$270,447

(1)	Each of the Series 1, 2 and 3 redeemable convertible preferred stock converted on a 1-for-1 basis into common stock while the Series X convertible preferred stock converted on a 400-for-1 basis.

Dividends

No dividends on the convertible preferred stock have been declared by the Board of Directors from inception through their conversion into common stock.

Note 11. Common stock

On February 10, 2011, the Company filed its Amended and Restated Certificate of Incorporation in connection with the closing of its initial public offering. Following the amendment, the Company’s authorized capital stock consists of 110,000,000 shares, comprising: (i) 100,000,000 shares of common stock, par value $0.0025 per share and (ii) 10,000,000 shares of preferred stock, par value $0.0025 per share. As of June 30, 2011, the Company had reserved the following shares of authorized but unissued common stock:

Stock option plans	2,787,059
Stock purchase plan	276,674
Warrants	4,482

3,068,215

Note 12. Equity incentive programs

In February 2011, in connection with the closing of the Company’s initial public offering and execution of the associated underwriting agreement, the Company’s 2010 Equity Incentive Plan (the “2010 Plan”) and 2010 Employee Stock Purchase Plan (the “2010 ESPP”) became effective and shares authorized for issuance under the 2004 Stock Option Plan (described below) were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options). The 2007 Stock Appreciation Grants Plans (described below) remains in effect, however, the Company does not intend to grant additional stock appreciation units under that plan.

Plan descriptions

2004 Stock Option Plan

The 2004 Stock Option Plan provides for the issuance of options to purchase common stock to eligible employees, consultants and independent directors. As of June 30, 2011, options to purchase 1,921,639 shares were outstanding under the 2004 Stock Option Plan and no shares were available for future grant.

2007 Stock Appreciation Grants Plan

The 2007 Stock Appreciation Grants Plan provides for the grant of units (“stock appreciation units”) entitling the holder upon exercise to receive cash in an amount equal to the amount by which the Company’s common stock has appreciated in value. The stock appreciation units become exercisable upon expiration of the lock-up period associated with the Company’s initial public offering subject to local regulatory compliance requirements. As of June 30, 2011, 279,528 units were outstanding.

2010 Equity Incentive Plan

The 2010 Equity Incentive Plan (the “2010 Plan”) provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Additionally, the 2010 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

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

The number of shares reserved for issuance under the 2010 Plan is 865,420 shares and will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2010 Incentive Plan is 8,000,000 shares. As of June 30, 2011, stock options to purchase 82,522 shares of common stock were outstanding under the 2010 Plan and 782,898 shares were reserved for future issuance.

2010 Employee Stock Purchase Plan

The 2010 Employee Stock Purchase Plan (the “2010 ESPP”) initially authorizes the issuance of 342,568 shares of the Company’s common stock pursuant to purchase rights granted to employees or to employees of designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lesser of (1) 3.5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 600,000 shares of common stock or (3) such lesser number of shares of common stock as determined by the Company’s board of directors. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code.

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

Employees may participate through payroll deductions of 1% to 15% of their earnings. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for participating employees at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering, or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. In accordance with the 2010 ESPP, the fair market value of the Company’s common stock on the first day of the initial offering period was $11.00, the price per share at which shares were first sold to the public in the Company’s initial public offering, as specified in the Company’s prospectus. The Company issued 65,894 shares on the first purchase date of May 15, 2011.

Stock options

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2011:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2010	380,016	2,012,637	$5.86
Authorized for issuance—2010 Plan	865,420	—
Granted—2010 Plan	(84,882)	84,882	$9.21
Exercised—2004 Plan	—	(54,286)	$4.35
Forfeited or cancelled—2004 Plan	—	(36,712)	$6.79
Forfeited or cancelled—2010 Plan	2,360	(2,360)	$12.44
Shares cancelled due to IPO—2004 Plan	(380,016)	—

Balance at June 30, 2011	782,898	2,004,161	$6.03

The following table summarizes information about stock options outstanding as of June 30, 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	1,926,687	$5.91	6.8	$3,664
Exercisable	1,213,862	$4.58	5.8	$3,127

The intrinsic value of options vested and expected to vest and exercisable as of June 30, 2011 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of June 30, 2011. The intrinsic value of options exercised during the six months ended June 30, 2011 and 2010, was $0.3 million and $0.1 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

Stock appreciation units

The following table summarizes the Company’s stock appreciation unit activity during the six months ended June 30, 2011:

	Stock Appreciation Units	Weighted- Average Exercise Price
Stock appreciation units outstanding as of December 31, 2010	301,594	$6.83
Stock appreciation units cancelled	(22,066)	$6.68

Stock appreciation units outstanding as of June 30, 2011	279,528	$6.84

The following table summarizes information about stock appreciation units outstanding as of June 30, 2011:

	Stock Appreciation Units Outstanding
	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	279,528	$6.84	7.72	$433
Exercisable	122,290	$4.42	6.71	$317

The intrinsic value of stock appreciation units vested and expected to vest and exercisable as of June 30, 2011 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of June 30, 2011.

Note 13. Stock-based compensation

During the three and six months ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense (credit) for the following types of awards (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options	$410	$423	$815	$843
Stock purchase rights	95	—	299	—
Stock appreciation units	(540)	—	813	—

	$(35)	$423	$1,927	$843

In February 2011, the Company recorded a catch-up expense associated with vested stock appreciation units. Vested stock appreciation units first become exercisable upon the expiration of the lock-up period associated with the initial public offering. Due to the contingent nature of the awards prior to the initial public offering, the Company had not recorded any compensation expense associated with these awards. Therefore, in February 2011, the Company recognized compensation expense representing the number of vested stock appreciation units at that date, multiplied by the fair value of the award. Subsequently, the Company recognizes a charge (credit) for any changes in the fair value of the vested awards.

Stock options

The following table summarizes the stock-based compensation expense recognized for stock options for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Stock options	2011	2010	2011	2010
Cost of goods sold	$37	$31	$67	$46
Research and development	113	99	215	190
Sales and marketing	92	95	198	200
General and administrative	168	198	335	407

	$410	$423	$815	$843

The weighted-average fair value of options granted was $5.60 and $9.81 per share for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, the Company has $3.2 million of unrecognized stock-based compensation expense that will be recognized over the remaining weighted-average period of 2.5 years.

The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
Stock options	2011	2010	2011	2010
Weighted-average expected term (years)	6.69	6.56	6.69	6.56
Weighted-average volatility	70%	76%	70%	75%
Risk-free interest rate	2.39% – 2.70%	2.96% – 3.19%	2.39% – 2.92%	2.96% – 3.19%
Expected dividends	0%	0%	0%	0%

Expected term. The expected term was estimated using the Company’s historical exercise behavior and expected future exercise behavior.

Volatility. Due to the limited history of the trading of the Company’s common stock since the initial public offering in February 2011, the expected volatility used by the Company is based on the actual volatility of similar entities. In evaluating similarity, factors such as industry, stage of life cycle, size, and financial leverage are taken into consideration. The term over which volatility was measured was commensurate with the expected term.

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

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated forfeiture rate was 9.68% for the three and six months ended June 30, 2011 and 9.41% for the three and six months ended June 30, 2010, respectively.

Stock appreciation units

Stock appreciation units are remeasured each period at fair value. The following table summarizes the expense (credit) recognized for stock appreciation units for the three and six months ended June 30, 2011 (in thousands):

Stock appreciation units	Three months ended June 30, 2011	Six months ended June 30, 2011
Cost of goods sold	$(220)	$420
Research and development	(193)	220
Sales and marketing	(59)	85
General and administrative	(68)	88

	$(540)	$813

The stock-based compensation credit related to the stock appreciation units in the three months ended June 30, 2011 was due to the decline in the value of the Company’s common stock. As of June 30, 2011, the liability for the settlement of the stock appreciation units was $0.6 million and is included in accrued and other current liabilities on the condensed consolidated balance sheet. The Company had not recognized a liability related to the stock appreciation units as of December 31, 2010.

Based on the fair value of the stock appreciation units as of June 30, 2011, the Company has $0.5 million of unrecognized stock-based compensation expense that would be recognized over the remaining weighted-average period of 2.5 years.

The Company estimated the fair value of all employee stock appreciation units using a Black-Scholes valuation model with the following assumptions:

Stock appreciation units	Three months ended June 30, 2011	Six months ended June 30, 2011
Weighted-average expected term (years)	3.98	4.08
Weighted-average volatility	74%	74%
Risk-free interest rate	0.79% - 2.12%	0.79% - 2.42%
Expected dividends	0%	0%

Expected term. Vested stock appreciation units first become exercisable upon the expiration of the lock-up period associated with the initial public offering. Therefore, the Company estimated the term of the award based on an average of the weighted-average exercise period and the remaining contractual term.

Volatility. Due to the limited history of the trading of the Company’s common stock since the initial public offering in February 2011, the expected volatility used by the Company is based on the actual volatility of similar entities. In evaluating similarity, factors such as industry, stage of life cycle, size, and financial leverage are taken into consideration. The term over which volatility was measured was commensurate with the expected term.

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

Employee stock purchase plan

The following tables summarize the components of the expense relating to the 2010 ESPP for the three and six months ended June 30, 2011 (in thousands):

2010 ESPP	Three months ended June 30, 2011	Six months ended June 30, 2011
Cost of goods sold	$28	$39
research and development	31	138
Sales and marketing	18	61
General and administrative	18	61

	$95	$299

There were 65,894 shares issued for the first purchase period ended May 15, 2011. At June 30, 2011, there was $0.1 million of unrecognized stock-based compensation expense that will be recognized over the remaining offering period, through November 2011.

The value of the stock purchase right consists of: (1) the 15% discount on the purchase of the stock, (2) 85% of the call option and (3) 15% of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Purchase Period Ending
2010 ESPP	May 15, 2011	November 15, 2011
Weighted-average expected term (years)	0.28	0.77
Weighted-average volatility	58%	58%
Risk-free interest rate	0.15%	0.22%
Expected dividends	0%	0%

Expected term. The expected term represents the period of time from the beginning of the offering period to the purchase date.

Volatility. Due to the limited history of the trading of the Company’s common stock since the initial public offering in February 2011, the expected volatility used by the Company is based on the actual volatility of similar entities. In evaluating similarity, factors such as industry, stage of life cycle, size, and financial leverage are taken into consideration. The term over which volatility was measured was commensurate with the expected term.

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

Note 14. Income taxes

The Company’s income tax expense for the three and six months ended June 30, 2011 is primarily related to income taxes of the Company’s non-U.S. operations. The Company recorded an income tax provision of $0.5 million and $0.9 million for the three and six months ended June 30, 2011, as compared to an income tax provision of $0.7 million and $1.3 million during the three and six months ended June 30, 2010.

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

As of June 30, 2011, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined as of December 31, 2010.

Note 15. Other comprehensive income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income attributable to NeoPhotonics Corporation	$13,580	$2,782	$11,645	$2,763
Foreign currency translation adjustment	112	163	1,259	287
Unrealized gains on securities:	(134)	—	(134)	—
Unrealized gains on equity investments (1)	(12,361)	—	(4,412)	—

Comprehensive income attributable to NeoPhotonics Corporation	1,197	2,945	8,358	3,050
Comprehensive income attributable tononcontrolling interests	—	—		80

Comprehensive income	$1,197	$2,945	$8,358	$3,130

(1)	Unrealized gains on equity investments represents the reclassification adjustment for gains realized upon the sale of equity shares in an unconsolidated investee. See Note 7 for further details.

Note 16. Subsequent events

Extension of lock-up period

In connection with the Company’s initial public offering, the underwriters and certain holders of the Company’s common stock entered into agreements restricting the sale or transfer of shares of the Company’s common stock during the 180-day period following the closing of the initial public offering. These agreements provide for an automatic extension in the event the Company announced that it will release earnings or other material news within the 17-day period following the originally-scheduled expiration of the agreements. These agreements were originally scheduled to expire on July 31, 2011. As a result of the Company’s release of its financial results on August 4, 2011, the lock-up agreements described above will be automatically extended through August 21, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2011 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended June 30, 2011 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2011 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 28, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business overview

We are a leading designer and manufacturer of photonic integrated circuit, or PIC,-based modules and subsystems for bandwidth-intensive, high-speed communications networks.

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

We have research and development and wafer fabrication facilities in San Jose, California which coordinate with our research and development and manufacturing facilities in Shenzhen, China. We utilize proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing capabilities. We sell our products to the leading network equipment vendors globally, including ADVA AG Optical Networking Ltd., Alcatel-Lucent SA, Ciena Corporation, Cisco Systems, Inc., FiberHome Technologies Group, ECI Telecom Ltd., Telefonaktiebolaget LM Ericsson, Fujitsu Limited, Harmonic, Inc., Huawei Technologies Co., Ltd., Mitsubishi Electric Corporation, NEC Corporation, Nokia Siemens Networks B.V. and ZTE Corporation. We refer to these companies as our Tier 1 customers.

We operate a sales model that focuses on direct alignment with our customers through coordination of our sales, product engineering and manufacturing teams. Our sales and marketing organizations support our strategy of increasing product penetration with our Tier 1 customers while also serving our broader customer base. We use a direct sales force covering the United States, China, Canada, India, Israel, Japan, Russia and the European Union. These individuals work with our product engineers, and product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs. We also engage independent commissioned representatives and distributors in these and other countries to extend our global reach.

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

For the first half of fiscal 2011, we experienced an increase in demand for our access products as carriers continued to deploy fiber-to-the-home solutions, particularly in China. Additionally, we experienced increases in demand for our 40Gbps and 100Gbps speed products. We expect similar levels of demand for these products for the remainder of 2011. The market for optical communications products remains highly competitive. We expect to continue to experience competition from companies that range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We anticipate macroeconomic conditions, including the slow recovery in the U.S., European sovereign debt issues, and concerns relating to inflation in China, could impact the company’s results.

Critical accounting policies and estimates

There have been no material changes to our significant accounting polices during the six months ended June 30, 2011 from those disclosed in our 2010 Form 10-K, with the exception of our accounting policy for stock-based compensation, as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Stock-based compensation

Our stock-based compensation expense (credit) was recorded as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Cost of goods sold	$(152)	$31	$526	$46
Research and development	(52)	99	573	190
Sales and marketing	51	95	344	200
General and administrative	118	198	484	407

	$(35)	$423	$1,927	$843

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

We calculated the fair value of stock options granted to employees using the Black-Scholes pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
Stock options	2011	2010	2011	2010
Weighted-average expected term (years)	6.69	6.56	6.69	6.56
Weighted-average volatility	70%	76%	70%	75%
Risk-free interest rate	2.39% – 2.70%	2.96% – 3.19%	2.39% – 2.92%	2.96% – 3.19%
Expected dividends	0%	0%	0%	0%

We calculated the fair value of all employee stock appreciation units using the Black-Scholes valuation model with the following assumptions:

Stock appreciation units	Three months ended June 30, 2011	Six months ended June 30, 2011
Weighted-average expected term (years)	3.98	4.08
Weighted-average volatility	74%	74%
Risk-free interest rate	0.79% - 2.12%	0.79% - 2.42%
Expected dividends	0%	0%

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

	Purchase Period Ending
2010 ESPP	May 15, 2011	November 15, 2011
Weighted-average expected term (years)	0.28	0.77
Weighted-average volatility	58%	58%
Risk-free interest rate	0.15%	0.22%
Expected dividends	0%	0%

In addition to the assumptions used to calculate the fair value of our options, we are required to estimate the expected forfeiture rate of all stock-based awards and only recognize expense for those awards we expect to vest. Accordingly, the stock-based compensation expense recognized in our consolidated statement of operations for the six months ended June 30, 2011 and 2010 has been reduced for estimated forfeitures. If we were to change our estimate of forfeiture rates, the amount of stock-based compensation expense could differ, materially under certain circumstances, from the amount recognized in our consolidated financial statements. For example, if we had decreased our estimate of expected forfeitures by 50%, our stock-based compensation expense for the three and six months ended June 30, 2011, net of expected forfeitures, would have increased by $12,000 and $27,000, respectively. This decrease in our estimate of expected forfeitures would increase the amount of expense for all unvested awards that have not yet been recognized by $444,000 as of June 30, 2011, which would be amortized over a weighted-average period of 2.5 years. In addition, if our stock-based compensation expense increases in the future, the impact of a change in the estimated forfeiture rate could be more significant.

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. Revenue is recognized upon delivery of our product to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in Chinese Renminbi (“RMB”) or U.S. dollars. Revenue is driven by the volume of shipments and may be impacted by pricing pressures. For the three and six months ended June 30, 2011, 67% and 66% of our sales were derived from our China-based subsidiaries, respectively, the majority of which were denominated in RMB. In addition, we have generated most of our revenue from a limited number of customers. Given the high concentration of network equipment vendors in our industry, our top ten customers represented 91% and 90% of our revenue in the three months ended June 30, 2011 and 2010, respectively, and 90% and 86% of our revenue in the six months ended June 30, 2011 and 2010, respectively.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Total revenue	$52,082	$45,554	$103,004	$85,762

Total revenue increased by $6.5 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, representing a 14% increase. Total revenue increased by $17.2 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, representing a 20% increase. The increase in revenue for the specified periods was primarily attributable to increases in demand for our products as carriers continued to deploy fiber-to-the-home solutions and deploy 40Gbps, 100Gbps and other telecom networks. Although sales increased on a global basis, the increase was primarily realized in China.

We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. Our largest customer, Huawei Technologies, represented 51% and 55% of our total revenue in the three and six months ended June 30, 2011, respectively. As a result, the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations. We expect a significant portion of our sales to be denominated in foreign currencies in the future, and therefore may be affected by changes in foreign exchange rates.

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

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
Cost of goods sold	$38,301	74%	$30,656	67%	$76,805	75%	$58,166	68%

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gross margin	26%	33%	25%	32%

Cost of goods sold increased by $7.6 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, representing a 25% increase. Cost of goods sold increased primarily from higher sales volumes and additional direct labor and overhead costs, as a result of increased headcount and increased employee benefit cost from the new housing fund and minimum wage as required by the Shenzhen government effective as of late 2010 and early 2011, respectively. The increase in cost of goods sold was partially offset by improved manufacturing utilization, a decrease in amortization of purchased intangible assets as certain assets became fully amortized, and overall continuous price reduction efforts in material purchases. Gross margin was 26% for the three months ended June 30, 2011, compared to 33% for the three months ended June 30, 2010. The decrease in gross margin primarily resulted from the increase in sales of our lower-margin access products and the impact of lower pricing entered into with customers at the end of the 2010 and effective during the first half of 2011.

Cost of goods sold increased by $18.6 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, representing a 32% increase. Cost of goods sold increased primarily from higher sales volumes, additional direct labor and overhead costs as a result of increased headcount and increased employee benefit cost from the new housing fund and minimum wage as required by the Shenzhen government effective as of late 2010 and early 2011, respectively, and equipment purchases as a result of capacity expansion in 2011. The increase in cost of goods sold was partially offset by overall continuous price reduction efforts in material purchases, improved manufacturing utilization and a decrease in amortization of purchased intangible assets as certain assets became fully amortized. Gross margin was 25% for the six months ended June 30, 2011, compared to 32% for the six months ended June 30, 2010. The decrease in gross margin primarily resulted from the increase in sales of our lower-margin access products and the impact of lower pricing contracts entered into with customers at the end of the 2010 and effective during first half of 2011.

We expect to continue to experience increased demand for certain of our products that can have lower than average margins, which can cause our gross margin to be lower than the comparable year-ago periods. In addition, we may experience higher China manufacturing labor cost due to future laws and regulations in China, and our gross margins and results of operations may be adversely affected.

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

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
(in thousands, except percentages)	Amount	revenue	Amount	% of revenue	Amount	revenue	Amount	% of revenue
Research and development	$6,483	12%	$5,240	12%	$13,042	13%	$9,958	12%
Sales and marketing	2,319	4	2,396	5	5,178	5	4,825	6
General and administrative	4,692	9	3,387	7	8,855	9	7,957	9
Amortization of purchased intangible assets	272	1	285	1	564	1	569	1

Total operating expenses	$13,766	26%	$11,308	25%	$27,639	28%	$23,309	28%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased by $1.2 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, representing a 24% increase. This increase was primarily due to a $0.7 million increase in additional payroll and employee-related costs as a result of increased headcount and a $0.3 million increase in material consumption to support higher research and development projects.

Research and development expense increased by $3.1 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, representing a 31% increase. This increase was primarily due to a $2.2 million increase in additional payroll and employee-related costs as a result of increased headcount, a $0.6 million increase in facility costs, and a $0.4 million increase in material consumption to support more research and development projects.

We intend to continue to invest in research and development and this expense is expected to increase as we grow our business. Given the outcome with our investment in an unconsolidated investee, we intend to re-invest a portion of the realized profit in research and development over the coming quarters.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs and services and facility costs.

Sales and marketing expense decreased by $0.1 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, representing a 3% decrease. The decrease was primarily due to a $0.5 million reduction in administrative overhead expense, partially offset by a $0.4 million increase in additional payroll and employee-related costs as we strengthened our sales forces in Asia, Europe and the US.

Sales and marketing expense increased by $0.4 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, representing a 7% increase. The increase was primarily due to a $1.1 million increase in additional payroll and employee-related costs as we strengthened our sales forces worldwide, partially offset by $0.8 million decrease in administrative overhead expense.

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

General and administrative expense increased by $1.3 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, representing a 39% increase. The increase was primarily due to a $0.4 million increase payroll and employee-related costs, a $0.4 million increase related to public company compliance expenses, a $0.3 million increase in facility-related costs, and a $0.2 million increase in business tax mainly related to city construction tax and educational surtax as required by the Chinese government.

General and administrative expense increased by $0.9 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, representing an 11% increase. The increase was primarily due to a $0.4 million increase in business tax mainly related to city construction tax and educational surtax as required by the Chinese government, a $0.3 million increase in additional payroll and employee-related costs as a result of higher headcount, and a $0.3 million increase in service expense related to public company compliance expenses.

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

Amortization of purchased intangible assets remained flat in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, as we continue to amortize intangible assets associated with business acquisitions made prior to 2007.

Interest and other income, net

Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts paid for interest on our short-term and long-term debt borrowings. Other income, net is primarily made up of gains from the sale of equity shares of an unconsolidated investee, government subsidies and foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and the foreign currency transaction gains and losses of our subsidiaries in China primarily result from their transactions in U.S. dollars.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Interest income	$45	$60	$82	$119
Interest expense	(60)	(176)	(178)	(390)
Other income, net	14,127	18	14,100	147

Total	$14,112	$(98)	$14,004	$(124)

Total interest and other income, net increased by $14.2 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily related to a gain of $13.8 million from the sale of an unconsolidated investee and a $0.3 million increase in government subsidies received by our China subsidiaries and interest collected from receivables.

Total interest and other income, net increased by $14.1 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily related to a gain of $13.8 million from the sale of an unconsolidated investee and a $0.2 million decrease in interest expense, as a result of our lower loan balance outstanding.

We expect our interest income to increase with higher outstanding investment balances.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2011	2010	2011	2010
Provision for income taxes	$(547)	$(710)	$(919)	$(1,320)
Effective tax rate	4%	20%	7%	32%

Our Company’s income tax expense for the three and six months ended June 30, 2011 is primarily related to income taxes of the Company’s non U.S. operations. We recorded an income tax provision of $0.5 million and $0.9 million in the three and six months ended June 30, 2011, respectively, compared with an income tax provision of $0.7 million and $1.3 million in the three and six months ended June 30, 2010, respectively. We had an effective tax rate of 4% and 7% in the three and six months ended June 30, 2011, respectively, compared with an effective tax rate of 20% and 32% in the three and six months ended June 30, 2010, respectively, primarily due the gain on sale of a unconsolidated investee which we offset the gain with our previously incurred net operating losses and research and development credits in the U.S.

Liquidity and capital resources

Until the consummation of our initial public offering in February 2011, we financed our operations through private sales of equity securities and cash generated from operations and from various lending arrangements. We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. As of June 30, 2011, our cash and cash equivalents totaled $32.3 million, and our short-term and long-term investments totaled $47.0 million and $28.2 million, respectively. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to increase our manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Frequently, we also direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. Our Chinese subsidiaries’ banks issue the notes to vendors and issue payment to the vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within six months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our subsidiaries in China. These balances are classified as restricted cash on our condensed consolidated balance sheets. As of June 30, 2011, our restricted cash totaled $2.9 million.

We have lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the United States, which was amended in December 2009, and several line of credit arrangements for our subsidiaries in China.

As of June 30, 2011, our loan and security agreement in the United States included the following:

•

An $8.0 million revolving line of credit. Amounts available under the revolving line of credit are reduced by any commercial or stand-by letters of credit issued under the facility. As of June 30, 2011, we had no outstanding balance under the revolving line of credit and a $5.0 million letter of credit supporting our China line of credit facility. As of June 30, 2011, $3.0 million was available under the revolving line of credit.

•

A $9.5 million facility under which we can draw down amounts in multiple six month tranches based on our capital expenditures in the United States. Each drawdown is due and payable in up to 30 equal monthly payments such that all amounts are repaid by June 2013. As of June 30, 2011, there is no outstanding balance under this facility. The capacity for future borrowing is limited by specified maximum amounts. As of June 30, 2011, $3.5 million was available under this facility.

Our loan and security agreement requires us to maintain specified financial covenants, including a liquidity ratio, and restricts our ability to incur additional debt or to engage in specified transactions and is secured by substantially all of our U.S. assets, other than intellectual property assets. As of June 30, 2011, we were in compliance with all covenants contained in this agreement.

Our primary subsidiary in China has a $5.0 million line of credit facility with a Hong Kong bank. This line of credit agreement is supported by letters of credit issued pursuant to our U.S. loan and security agreement, as referenced above. As of June 30, 2011, we had no outstanding balance under this line of credit, and $5.0 million was available under the line of credit.

In addition to the $5.0 million line of credit facility for our primary subsidiary in China referenced above, our subsidiaries in China also have short-term line of credit facilities with several banking institutions. These short-term loans have an original maturity date of one year or less as of June 30, 2011 and bear interest at rates ranging from 4.76% to 5.84%. Amounts requested by us are not guaranteed and are subject to the banks’ funds and currency availability. The short-term loan agreements do not contain financial covenants and one such loan agreement is secured by our main manufacturing facility in China. As of June 30, 2011, we had an aggregate of $4.0 million of short-term loans outstanding.

The table below sets forth selected cash flow data for the periods presented:

	Six months ended June 30,
(in thousands)	2011	2010
Net cash used in operating activities	$(10,845)	$(1,350)
Net cash used in investing activities	(58,831)	(11,048)
Net cash provided by (used in) financing activities	76,420	(6,294)
Effect of exchange rates on cash and cash equivalents	116	270

Net increase (decrease) in cash and cash equivalents	$6,860	$(18,422)

In February 2011, we completed an initial public offering of common stock, raising proceeds of $87.7 million, net of offering expenses paid during the six months ended June 30, 2011. We used a portion of our net proceeds to repay a portion of our outstanding indebtedness, and make investment in available-for-sale securities. We intend to use our net proceeds from the offering for working capital, to continue to expand our existing business and general corporate purposes. Accordingly, our management will have broad discretion in the application of our net proceeds from the offering, and investors will be relying on management’s judgment regarding the application of these net proceeds. We also may use a portion of our net proceeds from the offering to acquire complementary businesses, products, services or technologies, but we currently have no agreements or commitments relating to any material acquisitions.

Operating activities

During the six months ended June 30, 2011, net cash used in operating activities was $10.8 million. Cash used in operating activities was primarily related to cash payments to our employees and suppliers in excess of cash receipts from customers. During the six months ended June 30, 2011, we recognized net income of $11.6 million, which incorporated non-cash charges, including gain on sale of unconsolidated investee, net of direct cost, of $13.8 million, depreciation and amortization of $5.5 million and stock-based compensation expenses of $1.9 million. These amounts were partially offset by the purchase of inventory of $9.3 million to replenish our inventories in preparation for higher customer demands in future periods and extended payment terms with certain suppliers, as evidenced by the net increase in accounts payable and accrued liabilities of $6.5 million during the period.

During the six months ended June 30, 2010, net cash used in operating activities was $1.4 million. Cash used in operating activities primarily related to cash payments to our employees and suppliers in excess of cash receipts from customers. During the six months ended June 30, 2010, we recognized net income of $2.8 million. However, that net income incorporated non-cash charges, including depreciation and amortization of $6.2 million, stock-based compensation expenses of $0.8 million and non-cash increases to our asset reserve accounts of $0.7 million. In addition, we spent an additional $11.3 million to replenish our inventories in anticipation of seasonally higher sales volumes in the second and third quarter and extended payment terms with certain suppliers, as evidenced by our net increase in accounts payable and accrued liabilities of $3.1 million during the period.

During the six months ended June 30, 2011, we determined that cash payments in 2010 for initial public offering related expenses had been incorrectly classified as operating cash flow activities on the statements of cash flows, and that such payments should be classified as financing cash flow activities. We revised the 2010 statement of cash flows to correct for the classification. The correction resulted in an increase to “Net Cash Provided by Operating Activities” of $1,389,000, with a corresponding increase to “Net Cash Used in Financing Activities” for the six months ended June 30, 2010.

Investing activities

Our investing activities consisted primarily of investments in debt and equity securities and capital expenditures and in the six months ended June 30, 2011, included purchases and sale of debt securities and the sale of equity shares of Ignis ASA (“Ignis”).

During the six months ended June 30, 2011, net cash used for investing activities was $58.8 million, mainly due to the purchase of available-for-sale securities of $142.0 million and the purchase of capital equipment of $5.2 million, partially offset by proceeds from sale of securities of $66.9 million and proceeds from sale of Ignis of $21.3 million.

During the six months ended June 30, 2010, net cash used for investing activities was $11.0 million. We purchased $5.5 million of capital equipment, invested $4.9 million in shares of Ignis and decreased our restricted cash associated with our notes payable in China by $0.4 million. In addition, we completed our sale of our ownership interest in Shenzhen Archcom Technology Co., Ltd, (“Archcom”) and, as a result, received the remaining $0.6 million in cash proceeds, offset by the transfer of the cash of Archcom of $1.7 million to the buyer.

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of stock and activity associated with our various lending arrangements and in the six months ended June 30, 2011, included proceeds from our initial public offering.

During the six months ended June 30, 2011, net cash provided by financing activities was $76.4 million. Our initial public offering generated proceeds of $86.5 million, net of offering expenses paid during the six months ended June 30, 2011, partially offset by $9.4 million of net payments on our outstanding bank loans.

During the six months ended June 30, 2010, net cash used for financing activities was $6.3 million. We paid $9.0 million, net of our bank loans, repaid $2.0 million, net of our notes payable, and received $6.0 million in cash from the issuance of preferred stock.

During the six months ended June 30, 2010, we revised the 2010 statement of cash flows which resulted in an increase to “Net Cash Provided by Operating Activities” of $1,389,000, with a corresponding increase to “Net Cash Used in Financing Activities” for the six months ended June 30, 2010 as discussed in “Operating activities” above.

Contractual obligations and commitments

The following summarizes our contractual obligations as of June 30, 2011:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term loans and notes payable (1)	$16,037	$16,037	$—	$—	$—
Operating leases (2)	7,458	2,014	2,384	1,350	1,710
Purchase commitments (3)	25,777	25,777	—	—	—
Asset retirement obligations (4)	1,000	—	—	—	1,000

	50,272	43,828	2,384	1,350	2,710

Expected interest payments (5)	64	64	—	—	—

Total commitments	$50,336	$43,892	$2,384	$1,350	$2,710

(1)	In China, we have several lending arrangements that provide short-term loans with a maturity date of one year or less and frequently we issue notes payable to our suppliers. The notes payable are generally due within six months of issuance. The amount presented in the table represents the principal portion of the obligations. The short-term loans outstanding as of June 30, 2011 bear interest at rates ranging from 4.76% to 5.84%, which interest rate was fixed at the time of drawdown. The notes payable are non-interest bearing.
(2)	We have entered into various non-cancelable operating lease agreements for our offices in China and the United States.
(3)	We are obligated to make payments under various arrangements with suppliers for the procurement of goods and services.
(4)	We have an asset retirement obligation of $1.0 million associated with our facility lease in California, which expires in October 2019. This obligation is included in other noncurrent liabilities in our condensed consolidated balance sheet as of June 30, 2011.
(5)	We calculate the expected interest payments based on our outstanding short-term loans at prevailing interest rates as of June 30, 2011.

Off-balance sheet arrangements

During the six months ended June 30, 2011, we did not have any significant off-balance sheet arrangements.

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

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Level 3 assets and liabilities are those whose fair market value inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Accordingly, we adopted this amendment for the year ended December 31, 2010, except for the additional Level 3 requirements which were adopted on January 1, 2011. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

In May 2011, the FASB issued amendments to the FASB Accounting Standard Codification relating to fair value measurements. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We will apply these amendments prospectively beginning in fiscal 2012. We are currently evaluating the impact the application of these amendments will have on the consolidated financial statements.

In June 2011, the FASB issued amendments to the FASB Accounting Standard Codification relating to presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact the application of these amendments will have on the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate fluctuation risk

As of June 30, 2011, our cash equivalents consisted primarily of money market funds and interest and non-interest bearing bank deposits. The main objective of these instruments was safety of principal and liquidity while maximizing return, without significantly increasing risk. Given the short-term nature of our cash equivalents, we do not anticipate any material effect on our cash equivalents portfolio due to fluctuations in interest rates.

We invest our excess cash in short-term and long-term security investments to take advantage of higher yields generated by these investments. As of June 30, 2011, the gross unrealized gains or losses on our investments classified as available-for-sale which were primarily due to increases or decreases in the fair value of the marketable securities as a result of changes in market interest rates. We have the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet the cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized gains or losses on the available-for-sale securities at June 30, 2011 are temporary in nature.

We are exposed to market risk due to the possibility of changing interest rates associated with certain outstanding balances under our debt instruments. As of June 30, 2011, the interest rates on all of our outstanding debt in China were fixed at the time of drawdown, and were not subject to fluctuations. As of June 30, 2011, we paid off all of our U.S. debt, and therefore, were not subject to interest rate fluctuations.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A substantial portion of our business is conducted through our subsidiaries in China whose functional currency is the RMB. To the extent that transactions by our subsidiaries in China are denominated in currencies other than RMB, we bear the risk that fluctuations in the exchange rates of the RMB in relation to other currencies could decrease our revenue and increase our costs and expenses. During the three months ended June 30, 2011 and 2010, we recognized foreign currency transaction losses of $4,000 and gains of $9,000, respectively. During the six months ended June 30, 2011 and 2010, we recognized foreign currency transaction losses of $42,000 and $8,000, respectively. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. While we generate a majority of our revenue in RMB, a majority of our operating expenses are in U.S. dollars. Therefore a depreciation in RMB against the U.S. dollar would negatively impact our revenue upon translation to the U.S. dollars but the impact on operating expenses would be less. For example, for the three and six months ended June 30, 2011, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $3.2 million and $6.2 million decrease in our revenue, respectively, and a $0.3 million and $0.5 million decrease in our net income, respectively. Comparatively, for the three and six months ended June 30, 2010, a 10% depreciation in RMB against the U.S. dollar would have resulted in an $2.5 million and $5.3 million decrease in our revenue, respectively, and a $0.4 million and $0.9 million decrease in our net income, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

*	Natural disasters, terrorist attacks or other catastrophic events could harm our operations.

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

We have a history of losses and we may incur additional losses in future periods. As of June 30, 2011, our accumulated deficit was $204.2 million. We also expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our manufacturing facilities and research and development operations.

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

*	We are dependent on Huawei Technologies and our key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In 2010, our largest customer, Huawei Technologies, represented 48.3% of our total revenue and our top ten customers represented 88.6% of our total revenue. In the three months ended June 30, 2011, Huawei Technologies represented 50.9% of our total revenue and our top ten customers represented 91.2% of our total revenue. Additionally, it has been reported publicly that the growth rate of Huawei Technologies has declined in the first six months of 2011. As a result, the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations. Adverse events affecting our customers could also adversely affect our revenue and results of operations (for instance, in 2009, the filing of a voluntary petition for bankruptcy protection by one of our customers, Nortel Networks Limited, has prevented us from timely collection of our accounts receivable from that customer). In addition, network equipment vendors serving the communications networks industry may continue to consolidate, and we may not be able to offset any potential decline in revenue arising from consolidation of our existing customers with revenue from new customers.

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

Our products are complex and undergo quality testing as well as formal qualification, both by our customers and by us. However, defects may occur from time to time. Our customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons, such as the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and will continue to face this risk going forward, as our products are widely deployed throughout the world in multiple demanding environments and applications. In addition, we may in certain circumstances honor warranty claims after the warranty has expired or for problems not covered by warranty in order to maintain customer relationships. Any significant product failure could result in lost future sales of the affected product and other products, as well as customer relations problems, litigation and damage to our reputation.

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

*	If our customers do not qualify our products for use, then our results of operations may suffer.

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

In particular, we have developed new technologies and products that we believe are key components in our customers’ systems for 40Gbps and 100Gbps data transmission. There are multiple modulation approaches for these systems and not all are likely to be equally successful. While we are shipping certain products for 40Gbps and 100Gbps system designs today, many of our products for these systems are currently being qualified for use by our customers. Our ability to successfully qualify and scale capacity for these new technologies and products is important to our ability to grow our business and market presence. If we are unable to qualify and sell any of these products in volume on time, or at all, our results of operations may be adversely affected.

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

Some of our competitors have substantially greater name recognition, technical, financial, and marketing resources, and greater manufacturing capacity, as well as better-established relationships with customers, than we do. Some of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for these products and technologies. Some of our competitors may be able to develop new products more quickly than us and may be able to develop products that are more reliable or which provide more functionality than ours. In addition, some of our competitors have the financial resources on business strategy to offer competitive products at below-market pricing levels that could prevent us from competing effectively and result in a loss of sales or market share or cause us to lower prices for our products.

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

In particular we have developed new technologies and products that we believe are key components in our customers’ systems for 40Gbps and 100Gbps data transmission. The emergence of technologies and products from our competitors and their success in competing against our technologies and products for 40Gbps and 100Gbps data transmission could render our existing products uncompetitive from a pricing standpoint, obsolete or otherwise unmarketable.

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

The communications networks industry is highly capital-intensive. Large volumes of equipment and support structures are installed with considerable expenditures of funds and other resources, and long investment return period expectations. At the component supplier level, these cycles create considerable, typically multi-year, gaps between the commencement of new product development and volume purchases. Accordingly, we and our competitors often incur significant research and development and sales and marketing costs for products that, at the earliest, will be purchased by our customers long after much of the cost is incurred and, in some cases, may never be purchased due to changes in industry or customer requirements in the interim.

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

We depend on a limited number of suppliers for certain components and materials we have qualified to use in the manufacture of certain of our products. Some of these suppliers could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality, consistency, or business continuity issues; such as a disruption relating to the earthquake and tsunami in Japan. Some of these components and materials are available only from a sole source, or have been qualified only from a single source, although other sources may exist. For example, we use various types of adhesives that are sourced from various manufacturers, which presently are sole sources for these particular adhesives. Furthermore, there are a limited number of entities from which we could obtain certain other components and materials. We may also face component shortages if we experience increased demand for components beyond what our qualified suppliers can deliver. We have experienced component shortages from certain key suppliers, which has resulted and, if this occurs in the future, may result in an inability to meet customer demand, higher purchasing costs, or both. Although we engage in various actions to mitigate the impact of these shortages, any inability on our part to obtain sufficient quantities of critical components at reasonable costs could adversely affect our ability to meet demand for our products, which could cause our revenue, results of operations, or both to suffer.

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

Additionally, past intellectual property disputes that were not finally resolved or settled may arise again in the future. On January 18, 2011, we and Finisar agreed to toll our respective claims based on the January 5, 2010 patent infringement complaint filed by Finisar Corporation in the United States District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and us, or collectively, the co-defendants, but from which we were dismissed without prejudice by the court on May 5, 2010, and not to refile the originally asserted claims against each other until at least 90 days after one or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. At that time, Finisar will be permitted to bring a new lawsuit against us if they choose to do so. If we are unsuccessful in our defense of the Finisar patent infringement claims, a license to use the allegedly infringing technology may not be available to us at all, and if it is, it may not be available on commercially reasonable terms and therefore may limit or preclude us from competing in the market for optical transceivers in the United States, which may have a material adverse effect on our results of operations and financial condition, and otherwise materially harm our business.

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

While we generate the majority of our revenue in RMB, conversely, a majority of our operating expenses are in U.S. dollars. Therefore, depreciation in the RMB against the U.S. dollar would adversely impact our revenue upon translation to U.S. dollars, but the positive impact on operating expenses would be less. This would result in an overall adverse effect on our results of operations and financial position. For example, for the year ended December 31, 2010, a 10% appreciation in RMB against the U.S. dollar would have resulted in a $13.0 million increase in our revenue and a $1.5 million increase in our net income for the period.

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

If a material misstatement occurs in the future, we may fail to meet our future reporting obligations, we may need to restate our financial results and the price of our common stock may decline. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in the implementation, our business and operating results may be harmed and we may fail to meet our financial reporting obligations. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that will be required when the rules of the Securities and Exchange Commission, or the SEC, under Section 404 of the Sarbanes-Oxley Act, become applicable to us beginning with the filing of our Annual Report on Form 10-K for the year ended December 31, 2011. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. We operate in an industry, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:

•	invest in our research and development efforts, including by hiring additional technical and other personnel;

•	expand our operating or manufacturing infrastructure;

•	acquire complementary businesses, products, services or technologies; or

•	otherwise pursue our strategic plans and respond to competitive pressures.

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

Furthermore, while China’s economy has experienced rapid growth in the past 20 years, growth has been uneven across different regions, among various economic sectors and over time. China has also in the past and may in the future experience economic downturns due to, for example, government austerity measures, changes in government policies relating to capital spending, limitations placed on the ability of commercial banks to make loans, reduced levels of exports and international trade, inflation, lack of financial liquidity, restrictions on the flow of capital and foreign exchange, stock market volatility and global economic conditions. Any of these developments could contribute to a decline in business and consumer spending in addition to other adverse market conditions, which could adversely affect our business.

*	Our cost advantage from having our manufacturing and part of our research and development in China may diminish over time due to increasing labor costs, which could materially and adversely affect our operating results.

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has experienced higher costs due to increased wages. We were required to pay additional employee benefits taxes beginning in late 2010 and were subject to an increase in the minimum range for hourly workers beginning in the quarter ended June 30, 2011. We expect that we will be required to increase wages or be subject to further increase in personnel costs on taxes in the future due to market conditions and/or government mandates. If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

*	The termination, expiration or unavailability of our preferential income tax treatment in China may have a material adverse effect on our operating results.

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, our subsidiaries in China enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our subsidiaries in China may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Currently, we have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential rate applied to 2010, 2009 and 2008 and expires in December 2011. We realized benefits from this 10% reduction in tax rate of $1.7 million, $1.0 million and $0.2 million for 2010, 2009, and 2008, respectively. Our 15% preferential tax rate expires in December 2011, and as a result, we continue to make estimated tax payments for the first half of 2011 using the 15% preferential rate. We have reapplied for the preferential rate for 2011 and our application is currently under review. If approved, the income tax rate will remain at 15%, otherwise, we anticipate that our income tax rate in China will be approximately 24% for 2011 and 25% thereafter.

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

In August 2008, SAFE promulgated the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Circular 142, a notice regulating the conversion by foreign-invested enterprises (“FIE”) of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within China unless specifically provided for otherwise. In addition, SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a FIE. The use of such RMB may not be changed without approval from SAFE. As a result of Circular 142, our subsidiaries in China that are considered foreign-invested enterprises may not be able to convert our capital contributions to them into RMB for equity investments or acquisitions in China.

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

If the Chinese government determines that we failed to obtain approvals of, or registrations with, the requisite Chinese regulatory authority with respect to our current and past import and export of technologies, we could be subject to sanctions.

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

See also the risk factor “If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.”

*	Our subsidiaries in China are subject to Chinese labor laws and regulations. Recently enacted Chinese labor laws may increase our operation costs in China.

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

From time to time, the Chinese government has implemented requirements to increase the minimum wage for employees in China. These requirements have resulted in the past, and may result in the future, in higher employee costs for our personnel in China. For example, the minimum wage in Shenzhen, China increased by 20% in April 2011. We were required to increase wages to comply with these requirements and it may be necessary for us to increase wages more than the minimum wage adjustment requires due to market conditions or additional government mandates. If labor costs in China continue to increase, our gross margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with personnel costs or manufacturing in traditionally higher cost countries may be diminished. These newly introduced laws and regulations may materially increase the costs of our operations in China.

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

The stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, sovereign debt or liquidity issues, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

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

•	800,938 shares were eligible for sale in May 2011;

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

The lock-up agreements originally were set to expire after 180 days, on July 31, 2011; however, automatic extension of the lock-up was triggered when we announced the date of the earnings release results for the second quarter which occurred on August 4, 2011. Therefore, the lock-up currently will expire on August 21, 2011 unless subsequent material news or a material event relating to us occurs by August 15, 2011, in which case the lock-up period may be further extended. Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a representative of the underwriters, may, in its discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements. Merrill Lynch, Pierce, Fenner & Smith Incorporated has agreed not to release any of the lock-up agreements with our directors and executive officers and substantially all of our stockholders without the prior written consent of Deutsche Bank Securities Inc.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b), except that we are investing a portion of the proceeds from our initial public offering in marketable securities, including long-term investments, until such time pending their use as described in our final prospectus.

From the effective date of the registration statement through June 30, 2011, we have used approximately $9.4 million to repay a portion of our outstanding indebtedness and the remainder to invest in available-for-sale securities.

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

NeoPhotonics Corporation

Date: August 11, 2011	By:	/S/ JAMES D. FAY
James D. Fay Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit no.	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.

3.2(2)	Amended and Restated Bylaws of NeoPhotonics Corporation.

4.1†	Specimen Common Stock Certificate of NeoPhotonics Corporation.

4.2†	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.

4.3†	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.

10.1	Non-Employee Director Compensation Policy.

10.2	2011 Executive Officer Cash Compensation Arrangements.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-166096), and incorporated herein by reference.
(1)	Filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on February 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-166096), filed with the SEC on November 22, 2010, and incorporated herein by reference.
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