Form 10-Q
period 2011-09-30
NEOPHOTONICS CORP
filed 2011-11-10
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 2, 2011, there were 24,754,265 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NeoPhotonics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
(In thousands, except share and per share data)	September 30, 2011	December 31, 2010 *
ASSETS
Current assets:
Cash and cash equivalents	$31,502	$25,465
Short-term investments	71,873	0
Restricted cash	2,927	3,027
Accounts receivable, net of allowance for doubtful accounts of $934 and $2,270 at September 30, 2011 and December 31, 2010, respectively	58,236	54,374
Inventories	35,877	19,426
Prepaid expenses and other current assets	3,982	7,665

Total current assets	204,397	109,957
Long-term investments	58	0
Property, plant and equipment, net	44,167	43,113
Goodwill	4,323	4,323
Other intangible assets, net	1,610	2,146
Other long-term assets	819	12,956

Total assets	$255,374	$172,495

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$35,746	$29,653
Short-term loans and notes payable	14,510	17,205
Current portion of long-term debt	0	5,924
Accrued and other current liabilities	9,443	13,046

Total current liabilities	59,699	65,828
Long-term debt, net of current portion	0	2,912
Deferred income tax liabilities	557	536
Other noncurrent liabilities	1,420	1,316

Total liabilities	61,676	70,592

Commitments and contingencies (Note 8)
Redeemable convertible preferred stock:
Series X redeemable convertible preferred stock, $0.0025 par value
At September 30, 2011: no shares authorized, issued or outstanding; At December 31, 2010: 20,000 shares authorized, 18,497 shares issued and outstanding, $92,487 liquidation preference	0	46,180
Series 1, 2 and 3 redeemable convertible preferred stock, $0.0025 par value
At September 30, 2011: no shares authorized, issued or outstanding; At December 31, 2010: 7,400,000 shares authorized, 6,639,513 shares issued and outstanding, $177,960 liquidation preference	0	165,361

	0	211,541

Stockholders’ equity (deficit):
Preferred stock, $0.0025 par value
At September 30, 2011: 10,000,000 shares authorized, no shares issued or outstanding; At December 31, 2010: no shares authorized, issued or outstanding	0	0
Common stock, $0.0025 par value
At September 30, 2011: 100,000,000 shares authorized, 24,751,665 shares issued and outstanding; At December 31, 2010: 14,000,000 shares authorized, 1,955,280 shares issued and outstanding	62	5
Additional paid-in capital	391,443	93,349
Accumulated other comprehensive income	10,436	12,807
Accumulated deficit	(208,243)	(215,799)

Total stockholders’ equity (deficit)	193,698	(109,638)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$255,374	$172,495

*	The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2011	2010	2011	2010
Revenue	$43,961	$47,126	$146,965	$132,888
Cost of goods sold	31,765	32,913	108,570	91,079

Gross profit	12,196	14,213	38,395	41,809
Operating expenses:
Research and development	7,162	6,091	20,204	16,049
Sales and marketing	2,988	2,677	8,166	7,502
General and administrative	5,957	4,440	14,812	12,397
Amortization of purchased intangible assets	104	286	668	855

Total operating expenses	16,211	13,494	43,850	36,803

Income (loss) from operations	(4,015)	719	(5,455)	5,006

Interest income	77	44	159	163
Interest expense	(52)	(175)	(230)	(565)
Other income (expense), net	159	(105)	14,259	42

Total interest and other income (expense), net	184	(236)	14,188	(360)

Income (loss) before income taxes	(3,831)	483	8,733	4,646
Provision for income taxes	(258)	(405)	(1,177)	(1,725)

Net income (loss)	(4,089)	78	7,556	2,921
Net income attributable to noncontrolling interests	0	0	0	(80)

Net income (loss) attributable to NeoPhotonics Corporation	(4,089)	78	7,556	2,841
Deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	0	0	(17,049)	0
Accretion of redeemable convertible preferred stock	0	(22)	(7)	(91)

Net income (loss) attributable to NeoPhotonics Corporation common stockholders	$(4,089)	$56	$(9,500)	$2,750

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	$(0.17)	$0.00	$(0.44)	$0.00

Diluted	$(0.17)	$0.00	$(0.44)	$0.00

Weighted average shares used to compute net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	24,744,417	1,936,047	21,534,927	1,932,998

Diluted	24,744,417	2,858,777	21,534,927	2,939,874

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2011	2010
(In thousands)		(As Revised. See Note 1.)
Cash flows from operating activities
Net income	$7,556	$2,921
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,159	9,089
Stock-based compensation expense	2,420	1,240
Loss on disposal of fixed assets	140	156
Share of loss of unconsolidated investee	0	176
Gain on sale of unconsolidated investee	(13,867)	0
Allowance for doubtful accounts	93	364
Provision for inventories	449	497
Change in assets and liabilities:
Accounts receivable	(1,549)	3,435
Inventories	(15,739)	(11,541)
Prepaid expenses and other current assets	1,564	(1,083)
Accounts payable	5,012	7,654
Accrued and other liabilities	(3,790)	(6,778)

Net cash provided by (used in) operating activities	(9,552)	6,130

Cash flows from investing activities
Purchase of property, plant and equipment	(8,440)	(10,097)
Purchase of securities	(148,860)	0
Proceeds from sale of securities	72,760	0
Proceeds from maturity of securities	3,623	0
Decrease in restricted cash	225	337
Purchase of shares of unconsolidated investee	0	(7,954)
Proceeds from sale of unconsolidated investee, net of direct cost	21,363	0
Cash transferred upon sale of Archcom	0	(1,118)

Net cash used in investing activities	(59,329)	(18,832)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of issuance costs	86,528	(2,190)
Proceeds from issuance of preferred stock, net of issuance costs	0	5,978
Proceeds from exercise of stock options	291	47
Proceeds from bank loans	0	6,280
Repayment of bank loans	(11,881)	(15,036)
Proceeds from issuance of notes payable	21,438	20,052
Repayment of notes payable	(21,692)	(20,796)

Net cash provided by (used in) financing activities	74,684	(5,665)

Effect of exchange rates on cash and cash equivalents	234	300

Net increase (decrease) in cash and cash equivalents	6,037	(18,067)
Cash and cash equivalents at the beginning of the period	25,465	43,420

Cash and cash equivalents at the end of the period	$31,502	$25,353

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of presentation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in its annual consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Reclassification of Consolidated Statement of Cash Flows

The Company made the following reclassifications in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2010:

•

During the first quarter of 2011, the Company determined that cash payments made in 2010 for initial public offering related expenses had been incorrectly classified as operating cash flow activities on the statements of cash flows, and that such payments should be classified as financing cash flow activities. The Company has revised the 2010 statement of cash flows to correct for the classification. The correction resulted in an increase to “Net Cash Provided by Operating Activities” of $2,190,000, with a corresponding increase to “Net Cash Used in Financing Activities” for the nine months ended September 30, 2010.

In addition, for the year ended December 31, 2010, the correction would have resulted in an increase to “Net Cash Provided by Operating Activities” of $2,441,000, with a corresponding increase to “Net Cash Used in Financing Activities”.

•

During the third quarter of 2011, the Company determined that foreign currency translation adjustments in the third quarter of 2010 had been incorrectly classified on the consolidated statements of cash flows. The Company has revised the 2010 statement of cash flows to correct for the classification. The correction resulted in an increase in “Net Cash Provided by Operating Activities” of $977,000 and an increase in “Net Cash Used in Investing Activities” of $302,000, with a reduction in “Effect of Exchange Rates on Cash and Cash Equivalents” of $1,279,000 for the nine months ended September 30, 2010.

•

Management has assessed the impact of these corrections on the 2010 interim and annual consolidated statements of cash flows and has concluded that the corrections are not material, either individually, or in the aggregate, to the previously reported cash flows.

Note 2. Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the nine months ended September 30, 2011, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, with the exception of the Company’s accounting policies as described below.

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

The Company grants stock options, stock purchase rights, stock appreciation units and restricted stock units to employees and directors. The stock-based awards are accounted for at fair value as described below.

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

In August 2011, the Company began granting restricted stock units. Restricted stock units are valued at the closing sales price as quoted on the New York Stock Exchange on the date of grant, and are converted into shares of common stock upon vesting on a one-for-one basis. Vesting of restricted stock units is subject to the employee’s continuing service to the Company. The compensation expense related to the restricted stock units is determined using the fair value of common stock on the date of grant, and the expense is recognized on a straight-line basis over the vesting period.

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

Unrealized gains and losses, net of tax, are included in accumulated other comprehensive income as a separate component of stockholders’ equity (deficit) on the condensed consolidated balance sheets. The amortization of premiums and discounts on the investments, and realized gains and losses on available-for-sale securities are included in other income (expense), net in the condensed consolidated statements of operations. The Company uses the specific-identification method to determine cost in calculating realized gains and losses upon sale of its debt securities.

Equity investments. Equity securities are classified as available-for-sale and are reported at fair market value and unrealized gains and losses are included in accumulated other comprehensive income as a separate component of stockholders’ deficit on the condensed consolidated balance sheets. As of December 31, 2010, the Company’s investment in equity securities was classified as long-term based on the Company’s intent and ability to hold the investment for more than 12 months from the balance sheet date. During the second quarter of 2011, the investee was purchased by another company and, as a result, the Company sold its investment in equity securities.

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

Equity investments related to the Company’s equity shares of a foreign publicly traded company. The Company sold all its equity shares in the unconsolidated investee in the second quarter of 2011. See Note 6 for further details.

The fair value of the short-term loans, notes payable and debt have been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of liabilities with a similar maturity and discounting the cash flows at that rate. The fair values do not necessarily give an indication of the amount that the Company would currently have to pay to extinguish any of this debt. See Note 7 for further details.

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

In June 2011, the FASB issued amendments to the FASB Accounting Standard Codification relating to presentation of comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will apply the guidance when it becomes effective.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating the revised guidance and has not yet determined whether it will early adopt.

Note 3. Cash and investments

The Company began investing in marketable securities in 2011. Prior to 2011, the Company invested in money market funds, classified as cash and cash equivalents. As of December 31, 2010, the amortized cost basis and fair value of the Company’s money market funds was $6,650,000.

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents and investments in marketable securities designated as available-for-sale (in thousands):

	As of September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$2,020	$0	$0	$2,020

Total investments in cash and cash equivalents	2,020	0	0	2,020

Short-term investments
Money market funds	14,412	0	0	14,412
Corporate bonds	21,767	7	(457)	21,317
Commercial paper	7,485	0	0	7,485
U.S. federal agencies	17,464	3	(33)	17,434
Foreign bonds and notes	4,524	3	(52)	4,475
Municipal obligations	2,650	1	0	2,651
U.S. treasury bills	4,098	1	0	4,099

Total investments in short-term investments	72,400	15	(542)	71,873

Total investments	$74,420	$15	$(542)	$73,893

Realized gains and losses on the sale of marketable securities during the three and nine months ended September 30, 2011 were immaterial.

The following table summarizes the amortized cost and the estimated fair value of the investments in marketable securities, designated as available-for-sale and classified by the contractual maturity date of the security as of September 30, 2011 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$50,640	$50,524
Due in 1 to 2 years	12,152	11,817
Due in 2 to 5 years	9,227	9,151
Due after 5 years	2,401	2,401

Total	$74,420	$73,893

The Company may sell its security investments in the future to fund future operations needs. As a result, the Company recorded all its marketable securities in short-term investment as of September 30, 2011, regardless of the contractual maturity date of the securities.

The Company did not recognize any impairment losses on its marketable securities during the three and nine months ended September 30, 2011. As of September 30, 2011, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

The following table sets forth the fair value of the Company’s financial assets as of the date presented (in thousands):

	As of September 30, 2011				As of December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$16,432	$0	$0	$16,432	$6,650	$0	$0	$6,650
Marketable securities
Corporate bonds	$0	$21,317	$0	$21,317	$0	$0	$0	$0
Commercial paper	$0	$7,485	$0	$7,485	$0	$0	$0	$0
U.S. federal agencies	$0	$17,434	$0	$17,434	$0	$0	$0	$0
Foreign bonds and notes	$0	$4,475	$0	$4,475	$0	$0	$0	$0
Municipal obligations	$0	$2,651	$0	$2,651	$0	$0	$0	$0
U.S. treasury bills	$0	$4,099	$0	$4,099	$0	$0	$0	$0
Equity investments	$0	$0	$0	$0	$12,724	$0	$0	$12,724

Note 4. Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders

The following table sets forth the computation of the basic and diluted income (loss) per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to NeoPhotonics Corporation	$(4,089)	$78	$7,556	$2,841
Less: Accretion of redeemable convertible preferred stock	0	(22)	(7)	(91)
Less: deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	0	0	(17,049)	0
Less: net income attributable to redeemable convertible preferred stockholders	0	(56)	0	(2,750)

Net income (loss) attributable to NeoPhotonics Corporation common stockholders	$(4,089)	$0	$(9,500)	$0

Denominator:
Weighted average shares used to compute basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	24,744,417	1,936,047	21,534,927	1,932,998
Effect of dilutive securities:
Common stock options	0	922,730	0	1,006,876
Weighted average shares used to compute diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	24,744,417	2,858,777	21,534,927	2,939,874
Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	$(0.17)	$0.00	$(0.44)	$0.00

Diluted	$(0.17)	$0.00	$(0.44)	$0.00

The Series X preferred stock contained a special conversion feature which was contingent upon completion of an initial public offering. The beneficial conversion feature is measured as the difference between the offering price of $11.00 per share and the accounting conversion price of $6.25 per share. At the closing of the initial public offering, a charge of $17.0 million related to the beneficial conversion feature was recorded to additional paid-in-capital and represents a deemed dividend in calculating net loss attributable to NeoPhotonics Corporation common stockholders for the nine months ended September 30, 2011. For the three and nine months ended September 30, 2011 and 2010, pro forma net income (loss) per share attributable to NeoPhotonics Corporation common stockholders, which assumes all shares of preferred stock are converted to common stock at the beginning of each period on an as converted basis, was as follows (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income attributable to NeoPhotonics Corporation	$(4,089)	$78	$7,556	$2,841

Pro forma net income per share attributable to NeoPhotonics Corporation common stockholders
Basic	$(0.17)	$0.00	$0.32	$0.18

Diluted	$(0.17)	$0.00	$0.32	$0.17

Weighted average shares used to compute pro forma net income per share attributable to NeoPhotonics Corporation common stockholders
Basic	24,744,417	15,974,536	23,489,002	15,905,704

Diluted	24,744,417	16,897,266	23,767,718	16,912,580

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

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Employee stock options	738,768	571,667	855,740	528,994
Common stock warrants	4,482	4,482	4,482	4,482
Employee stock purchase plan	33,149	0	76,323	0
Restricted stock units	1,003	0	334	0
Redeemable convertible preferred stock, on an if-converted basis (1)	0	14,038,489	1,975,787	13,950,537

	777,402	14,614,638	2,912,666	14,484,013

(1)	For the purposes of the table above, the Series 1, 2 and 3 preferred stock have been converted on a 1-for-1 basis and the Series X preferred stock has been converted on a 400-for-1 basis.

Note 5. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable	$52,602	$53,003
Trade notes receivable	6,568	3,641
Allowance for doubtful accounts	(934)	(2,270)

	$58,236	$54,374

Inventories

Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$13,240	$8,710
Work in process	5,304	3,316
Finished goods	17,333	7,400

	$35,877	$19,426

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands, except years):

	September 30, 2011			December 31, 2010
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$19,796	$(19,655)	$141	$19,108	$(19,064)	$44
Customer relationships	6,739	(6,594)	145	6,513	(5,786)	727
Leasehold interest	1,340	(185)	1,155	1,286	(156)	1,130
Noncompete agreements	950	(781)	169	710	(465)	245

	$28,825	$(27,215)	$1,610	$27,617	$(25,471)	$2,146

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of goods sold	$7	$323	$66	$1,931
Operating expenses	104	286	668	855

Total	$111	$609	$734	$2,786

The estimated future amortization expense of purchased intangible assets as of September 30, 2011, is as follows (in thousands):

2011 (remaining 3 months)	$111
2012	335
2013	159
2014	48
2015	48
Thereafter	909

$1,610

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Employee-related	$4,102	$7,385
Other	5,341	5,661

	$9,443	$13,046

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

The table below summarizes the movement in the warranty accrual (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$421	$512	$393	$613
Warranty accruals	71	146	203	285
Settlements and adjustments	(71)	(106)	(175)	(346)

Ending balance	$421	$552	$421	$552

Note 6. Equity investment

During the first three quarters of 2010, the Company purchased shares of Ignis ASA (“Ignis”), a Norwegian company traded on the Oslo exchange (Norway stock exchange) in several transactions for total consideration of $8.1 million. The Company had an ownership percentage in Ignis of 9%, 17% and 23% as of March 31, June 30 and September 30, 2010, respectively. During the fourth quarter of 2010, the Company’s ownership percentage in Ignis decreased to 19% due to new shares issued by Ignis.

In the second quarter of 2011, the Company sold all of its shares in Ignis for gross proceeds of $21.3 million and recognized a gain of $13.8 million. The gain was included in other income (expense), net in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2011.

The Company had recorded total unrealized gains of $8.5 million, which became recognized upon the sale of all Ignis shares in June 2011. During the three and nine months ended September 30, 2010, the Company recognized a $0.2 million loss relating to its share of Ignis’ loss in other income (expense), net in the Company’s condensed consolidated statements of operations.

Note 7. Debt

The Company records debt at its carrying amount. The following table provides the components of debt, obligations, weighted average interest rate and additional fair value information relating to the Company’s outstanding debt instruments (in thousands, except percentages):

	September 30, 2011			December 31, 2010
	Carrying Amount	Fair Value	Weighted Average Interest Rate	Carrying Amount	Fair Value	Weighted Average Interest Rate
Notes payable	$13,015	$13,015		$12,742	$12,742
Short-term bank loans	1,495	1,481	5.84%	4,463	4,269	5.23%

Total short-term loans and notes payable	$14,510	$14,496		$17,205	$17,011

Total long-term debt	0	0	0%	8,836	8,320	4.34%
Less: current portion of long-term debt	0	0		(5,924)	5,689
Total long-term debt, net of current portion	$0	$0		$2,912	$14,009

Notes payable and short-term loans

The Company’s subsidiaries in China have trade notes payable and short-term line of credit facilities from various banking institutions. The trade notes are unsecured, noninterest bearing and are due approximately six months after issuance.

Long-term debt

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

As of December 31, 2010, the Company had an $8.0 million revolving line of credit expiring in December 2011. Amounts available under the revolving line of credit were reduced by any commercial or stand-by letters of credit issued by the bank to guarantee a loan for the Company’s subsidiaries in China. The maximum amount for which a letter of credit may be issued was $5.0 million. As of December 31, 2010, letters of credit for $5.0 million were outstanding and $3.0 million was outstanding under the revolving line of credit. The Company repaid the outstanding balance of the revolving line of credit in full in February 2011. In addition, as of December 31, 2010, the Company had a $9.5 million credit facility based on capital expenditures in the United States, with expected repayment of all amounts by June 2013. As of December 31, 2010, $5.8 million was outstanding under this credit facility. The Company repaid the outstanding balance of the credit facility in full in March 2011. As of December 31, 2010, $0 million and $3.5 million were available to borrow under the revolving line of credit and credit facility, respectively.

In September 2011, the Company entered into a third amendment to the loan and security agreement. The components of the available credit facilities as provided by the September 2011 amendment are as follows:

•

The original loan and security agreement includes an $8.0 million revolving line of credit, which was set to expire in December 2011. The September 2011 amendment to the loan and security agreement extends the term of the revolving line of credit through September 2014. In September 2011, the stand-by letters of credit issued by the bank to guarantee a loan for the Company’s subsidiaries in China was terminated. As of September 30, 2011, no amounts were outstanding under the revolving line of credit and $8.0 was available for borrowing.

•	The original loan and security agreement included a $9.5 million credit facility based on capital expenditures. Under the September 2011 amendment, this credit facility was terminated.

•

The September 2011 amendment provides for a new $20.0 million acquisition advance, expiring in September 2015. Proceeds of the acquisition advance may be used to make permitted business acquisitions. Advances may be drawn in two tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by the acquisition line maturity date. The advances will bear interest at a rate of LIBOR plus 2%. As of September 30, 2011, $0 million was outstanding under the acquisition advance and the total available borrowing capacity under this facility was $20.0 million.

•

The September 2011 amendment also provides for a new $7.0 million equipment line advance for capital expenditures in the United States. Advances may be drawn in four tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by September 2015. Borrowings under this facility will bear interest at a rate of LIBOR plus 2%. As of September 30, 2011, $0 million was outstanding under the acquisition advance and the total available borrowing capacity under this facility was $7.0 million.

As of September 30, 2011, the Company was in compliance with all of the financial covenants contained in the loan and security agreement and subsequent amendments. The financial covenants include tangible net worth of no less than the base amount, bank debt liquidity coverage of at least 1.50 to 1.00 and liquidity requirements of no less than $60.0 million.

In connection with the original loan and security agreement, the Company issued a warrant to the lender to purchase 4,482 shares of common stock at an exercise price of $29.00 per share. As of September 30, 2011, the warrant had not been exercised.

In December 2007, the Company’s primary subsidiary in China entered into a term loan agreement with a Chinese bank with a borrowing capacity of up to $5.0 million. As of December 31, 2010, $0 million was outstanding under the term loan. In September 2011, this agreement was terminated and therefore no further amounts can be borrowed under this term loan.

Note 8. Commitments and contingencies

Leases

The Company leases various facilities under non-cancelable operating leases. In the second quarter of 2011, the Company signed a five-year facilities lease to establish additional production facilities in China. The lease expires in May 2016.

As of September 30, 2011, the future minimum commitments under all operating leases are as follows (in thousands):

2011 (remaining 3 months)	$541
2012	1,862
2013	1,077
2014	914
2015	698
Thereafter	1,949

$7,041

Rent expense under the Company’s operating leases was $0.6 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and $1.7 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Litigation

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statement of cash flows. If, however, an unfavorable ruling were to occur, there may exist a reasonable possibility of a material adverse effect on the Company’s financial position, results of operations and cash flows. The Company accrues for losses that it considers probable and for which the loss can be reasonably estimated. In the event that a loss cannot be reasonably estimated, it does not accrue for such losses. The Company continues to monitor these matters; its determination could change, however, and the Company may decide, at some future date, to establish an appropriate reserve. With respect to any claim or legal proceedings, either asserted or unasserted, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at September 30, 2011. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

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

Purchase obligations

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of September 30, 2011, total outstanding purchase obligations were $19.6 million, primarily due within the next 12 months.

Note 9. Stockholders’ equity

Redeemable convertible preferred stock

In connection with the closing of the initial public offering, all of the shares of Series 1, Series 2, Series 3 and Series X preferred stock outstanding automatically converted into shares of common stock. The following table summarizes information related to the Company’s redeemable convertible preferred stock prior to conversion into common stock as of December 31, 2010 prior to the effectiveness of the initial public offering in February 2011 (in thousands, except share and per share amounts):

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

Dividends

No dividends on the convertible preferred stock had been declared by the Board of Directors from inception through their conversion into common stock.

Common stock

On February 10, 2011, the Company filed its Amended and Restated Certificate of Incorporation in connection with the closing of its initial public offering. Following the amendment, the Company’s authorized capital stock consists of 110,000,000 shares, comprising: (i) 100,000,000 shares of common stock, par value $0.0025 per share and (ii) 10,000,000 shares of preferred stock, par value $0.0025 per share. As of September 30, 2011, the Company had reserved the following shares of authorized but unissued common stock:

Common Stock
Stock option plans	2,751,130
Stock purchase plan	276,674
Warrants	4,482

3,032,286

Equity incentive programs

In February 2011, in connection with the closing of the Company’s initial public offering and execution of the associated underwriting agreement, the Company’s 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan became effective and shares authorized for issuance under the 2004 Stock Option Plan (described below) were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options). The 2007 Stock Appreciation Grants Plans (described below) remains in effect, however, the Company does not intend to grant additional stock appreciation units under that plan. In September 2011, the Company adopted the 2011 Inducement Award Plan to provide equity awards to new employees of the Company and its affiliates, including as a result of future business acquisitions.

Plan descriptions

2004 Stock Option Plan

The 2004 Stock Option Plan provides for the issuance of options to purchase common stock to eligible employees, consultants and independent directors. As of September 30, 2011, options to purchase 1,885,710 shares were outstanding under the 2004 Stock Option Plan and no shares were available for future grant.

2007 Stock Appreciation Grants Plan

The 2007 Stock Appreciation Grants Plan provides for the grant of units (“stock appreciation units”) entitling the holder upon exercise to receive cash in an amount equal to the amount by which the Company’s common stock has appreciated in value. The stock appreciation units became exercisable in August 2011 upon expiration of the lock-up period associated with the Company’s initial public offering subject to local regulatory compliance requirements. As of September 30, 2011, 269,276 units were outstanding.

2010 Equity Incentive Plan

The 2010 Equity Incentive Plan (the “2010 Plan”) provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Additionally, the 2010 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

Options granted under the 2010 Plan may be either incentive stock options or nonqualified stock options. Restricted stock units may also be granted under the 2010 Plan. Under the terms of the 2010 Plan, awards may be granted at prices not less than 100% of the fair value of the Company’s common stock, as determined by the Company’s Board of Directors, on the date of grant for an incentive stock option and not less than 85% of the fair value of the Company’s common stock on the date of grant for a non-qualified stock option. Options vest over a period of time as determined by the Board of Directors, generally over a three to four year period, and expire ten years from date of grant.

The number of shares reserved for issuance under the 2010 Plan is 865,420 shares and will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2010 Incentive Plan is 8,000,000 shares. As of September 30, 2011, stock options to purchase and restricted stock units to convert to a total of 744,960 shares of common stock were outstanding under the 2010 Plan and 120,460 shares were reserved for future issuance.

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

2011 Inducement Award Plan

The 2011 Inducement Award Plan (the “2011 Plan”) is a non-shareholder approved stock plan adopted by the Company for the purposes of awarding options, stock appreciation rights, restricted stock grants, restricted stock units and other awards to new employees of the Company and its affiliates. All options shall be designated as nonstatutory stock options.

The number of shares reserved for issuance under the 2011 Plan is 750,000 shares. The exercise price of awards shall be not less than 100% of the fair market value of the Company’s common stock on the date of grant. Each stock appreciation right grant will be denominated in shares of common stock equivalents. Options and stock appreciation rights have a maximum term of ten years measured from the date of grant, subject to earlier termination following the individual’s cessation of service with the Company. As of September 30, 2011, no awards were outstanding under the 2011 Plan.

Stock options and restricted stock units

The following table summarizes the Company’s stock option and restricted stock unit activity during the nine months ended September 30, 2011:

		Stock Options		Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	380,016	2,012,637	$5.86	0	$0.00
Authorized for issuance - 2010 Plan	865,420	0	$0.00	0	$0.00
Granted - 2010 Plan	(765,217)	234,642	$7.76	530,575	$6.98
Exercised - 2004 Plan	0	(67,053)	$4.34	0	$0.00
Forfeited or cancelled - 2004 Plan	0	(59,874)	$7.95	0	$0.00
Forfeited or cancelled - 2010 Plan	20,257	(12,987)	$8.08	(7,270)	$7.00
Shares cancelled due to IPO - 2004 Plan	(380,016)	0	$0.00	0	$0.00

Balance at September 30, 2011	120,460	2,107,365	$6.05	523,305	$6.98

The following table summarizes information about stock options outstanding as of September 30, 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	2,107,365	$6.05	6.95	$3,605
Exercisable	1,251,720	$4.58	5.70	$3,158

The intrinsic value of options vested and expected to vest and exercisable as of September 30, 2011 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of September 30, 2011. The intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010, was $0.4 million and $0.1 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The following table summarizes information about restricted stock units outstanding as of September 30, 2011:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	523,305	$0	1.84	$3,600

The intrinsic value of restricted stock units vested and expected to vest as of September 30, 2011 is calculated based on the fair value of the Company’s common stock as of September 30, 2011.

Stock appreciation units

The following table summarizes the Company’s stock appreciation unit activity during the nine months ended September 30, 2011:

	Stock Appreciation Units	Weighted- Average Exercise Price
Stock appreciation units outstanding as of December 31, 2010	301,594	$6.83
Stock appreciation units cancelled	(23,430)	$6.96
Stock appreciation units exercised	(8,888)	$4.25

Stock appreciation units outstanding as of September 30, 2011	269,276	$6.90

The following table summarizes information about stock appreciation units outstanding as of September 30, 2011:

	Stock Appreciation Units Outstanding
	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	269,276	$6.90	7.63	$404
Exercisable	124,027	$4.45	6.80	$314

The intrinsic value of stock appreciation units vested and expected to vest and exercisable as of September 30, 2011 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of September 30, 2011.

Note 10. Stock-based compensation

Stock options

The following table summarizes the stock-based compensation expense recognized for stock options for the three and nine months ended September 30, 2011 and 2010 (in thousands):

Stock options	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of goods sold	$24	$32	$92	$78
Research and development	118	93	332	283
Sales and marketing	94	92	293	292
General and administrative	180	180	515	587

	$416	$397	$1,232	$1,240

The weighted-average fair value of options granted was $4.95 and $9.88 per share for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, the Company has $3.3 million of unrecognized stock-based compensation expense that will be recognized over the remaining weighted-average period of 2.5 years.

The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
Stock options	2011	2010	2011	2010
Weighted-average expected term (years)	6.69	6.56	6.69	6.56
Weighted-average volatility	71%	75%	71%	75%
Risk-free interest rate	1.83%-2.13%	2.96%-3.19%	1.83%-2.92%	2.96%-3.19%
Expected dividends	0%	0%	0%	0%

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

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated forfeiture rate was 9.67% for the three and nine months ended September 30, 2011 and 9.40% for the three and nine months ended September 30, 2010, respectively.

Stock appreciation units

Stock appreciation units are remeasured each period at fair value. The following table summarizes the expense (credit) recognized for stock appreciation units for the three and nine months ended September 30, 2011 (in thousands):

Stock appreciation units	Three months ended September 30, 2011	Nine months ended September 30, 2011
Cost of goods sold	$(174)	$245
Research and development	9	229
Sales and marketing	19	103
General and administrative	(7)	82

	$(153)	$659

In February 2011, the Company recorded a catch-up expense associated with vested stock appreciation units. Vested stock appreciation units first became exercisable upon the expiration of the lock-up period associated with the initial public offering. Due to the contingent nature of the awards prior to the initial public offering, the Company had not recorded any compensation expense associated with these awards. Therefore, in February 2011, the Company recognized compensation expense representing the number of vested stock appreciation units at that date, multiplied by the fair value of the award. Subsequently, the Company recognizes a charge (credit) for any changes in the fair value of the vested awards.

As of September 30, 2011, the liability for the settlement of the stock appreciation units was $0.7 million and is included in accrued and other current liabilities on the condensed consolidated balance sheet. The Company had not recognized a liability related to the stock appreciation units as of December 31, 2010.

Based on the fair value of the stock appreciation units as of September 30, 2011, the Company has $0.4 million of unrecognized stock-based compensation expense that would be recognized over the remaining weighted-average period of 2.3 years.

The Company estimated the fair value of all employee stock appreciation units using a Black-Scholes valuation model with the following assumptions:

Stock appreciation units	Three months ended September 30, 2011	Nine months ended September 30, 2011
Weighted-average expected term (years)	3.78	3.98
Weighted-average volatility	75%	74%
Risk-free interest rate	0.43%-1.23%	0.43%-2.42%
Expected dividends	0%	0%

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

Employee stock purchase plan

The following tables summarize the components of the expense relating to the 2010 ESPP for the three and nine months ended September 30, 2011 (in thousands):

2010 ESPP	Three months ended September 30, 2011	Nine months ended September 30, 2011
Cost of goods sold	$4	$43
research and development	41	179
Sales and marketing	14	75
General and administrative	8	68

	$67	$365

There were 65,894 shares issued for the first purchase period ended May 15, 2011. At September 30, 2011, there was $0.0 million of unrecognized stock-based compensation expense that will be recognized over the remaining offering period, through November 2011.

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

Restricted stock units

The Company began granting restricted stock units in August 2011. The following table summarizes the stock-based compensation expense recognized for restricted stock units for the three and nine months ended September 30, 2011 (in thousands):

Restricted stock units	Three and Nine months ended September 30, 2011
Cost of goods sold	$25
Research and development	50
Sales and marketing	46
General and administrative	43

$164

The weighted-average fair value of restricted stock units granted was $6.98 per share for the nine months ended September 30, 2011. At September 30, 2011, the Company has $2.9 million of unrecognized stock-based compensation expense that will be recognized over the remaining weighted-average period of 2.8 years.

Note 11. Income taxes

The Company’s income tax expense for the three and nine months ended September 30, 2011 is primarily related to income taxes of the Company’s non-U.S. operations. The Company recorded an income tax provision of $0.3 million and $1.2 million for the three and nine months ended September 30, 2011, as compared to an income tax provision of $0.4 million and $1.7 million during the three and nine months ended September 30, 2010.

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

As of September 30, 2011, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined as of December 31, 2010.

Note 12. Other comprehensive income

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to NeoPhotonics Corporation	$(4,089)	$78	$7,556	$2,841
Foreign currency translation adjustments	1,309	1,301	2,569	1,588
Unrealized gains (losses) on securities:	(393)	0	(528)	0
Unrealized gains on equity investments (1)	0	0	(4,411)	0

Comprehensive income (loss)attributable to NeoPhotonics Corporation	(3,173)	1,379	5,186	4,429
Comprehensive income (loss) attributable to noncontrolling interests	0	0	0	80

Comprehensive income (loss)	$(3,173)	$1,379	$5,186	$4,509

(1)	Unrealized gains on equity investments represents the reclassification adjustment for gains realized upon the sale of equity shares in an unconsolidated investee. See Note 6 for further details.

Note 13. Subsequent events

Draw down of loan

On October 7, 2011, the Company drew down a four-year acquisition advance and a three-year revolving line advance under the Third Amendment to Loan and Security Agreement and Waiver and Consent with a bank for an aggregate principal amount of $28,000,000. Of this amount, $20,000,000 is repayable in equal monthly installments through September 29, 2015, and interest is payable monthly on the revolving line advance until maturity on September 30, 2014 at which time the principal is due and payable. The proceeds of the advances were used by the Company for the Santur acquisition. See Note 7 for more information as to the detailed terms of these credit facilities.

Acquisition of Santur Corporation

On October 12, 2011, the Company acquired Santur Corporation (“Santur”) for a total purchase price of approximately $44.4 million which includes the repayment of Santur’s debt and excludes cash acquired from Santur. An aggregate amount of $6.0 million was withheld and placed into escrow to cover certain indemnity obligations from the closing date through October 11, 2013. In addition, such holders are also entitled to receive up to an additional $7.5 million, in the aggregate, contingent on the financial performance of Santur products during calendar year 2012. In connection with the acquisition, the Company granted stock options under the NeoPhotonics 2011 Inducement Award Plan to retain certain Santur employees. See Note 9 for more information as to the plan details.

Santur is a designer and manufacturer of Indium Phosphide (InP) based PIC products, and is now a wholly owned subsidiary of the Company. The acquisition of Santur is intended to enhance the Company’s position in PIC-based modules and subsystems for high speed networks.

To fund the acquisition of Santur, the Company also sold a portion of its security investments in the three months ended September 30, 2011. The Company expects to sell more of its security investments in the future and the proceeds of the sale are expected to be used to fund future operating needs.

The financial results of Santur will be included in the results of the Company beginning from the fourth quarter of 2011. Given that the acquisition closed in early October, the Company is in the process of completing the purchase price allocation and determination of opening balance sheet. As a result, the Company is not yet in a position to provide further disclosures relating to the acquisition, and expects to do so in its Form 10-K for the year ending December 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2011 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended September 30, 2011 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2011 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

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

We have research and development and wafer fabrication facilities in San Jose, California which coordinate with our research and development and manufacturing facilities in Shenzhen, China. We also maintain research facilities in Wuhan, China and Hachioji, Japan. We utilize proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing capabilities. We sell our products to the leading network equipment vendors globally, including ADVA AG Optical Networking Ltd., Alcatel-Lucent SA, Ciena Corporation, Cisco Systems, Inc., FiberHome Technologies Group, ECI Telecom Ltd., Telefonaktiebolaget LM Ericsson, Fujitsu Limited, Harmonic, Inc., Huawei Technologies Co., Ltd., Mitsubishi Electric Corporation, NEC Corporation, Nokia Siemens Networks B.V. and ZTE Corporation. We refer to these companies as our Tier 1 customers.

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

For the first nine months of fiscal 2011 compared to the same period in fiscal 2010, we experienced an increase in demand for our access products as carriers continued to deploy fiber-to-the-home solutions, particularly in China. Additionally, we experienced increases in demand for our 40Gbps and 100Gbps speed products. In the third quarter of 2011, however, we experienced lower demand for our access products in particular, and lower demand for many of our other products. We expect similar levels of demand for our products in the fourth quarter as we experienced in the third quarter of 2011. The market for optical communications products remains highly competitive. We expect to continue to experience competition from companies that range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We anticipate macroeconomic conditions, including the slow recovery in the U.S., European sovereign debt issues, and concerns relating to inflation in China and flooding in Thailand, could impact the Company’s results.

In September 2011, we announced the acquisition of Santur Corporation. Founded in 2000, Santur is located in Fremont, California. Santur is a designer and manufacturer of Indium Phosphide (InP) based PIC products, and is now a wholly owned subsidiary of the Company. The acquisition of Santur is intended to enhance the Company’s position in PIC-based modules and subsystems for high speed networks.

Critical accounting policies and estimates

There have been no material changes to our significant accounting polices during the nine months ended September 30, 2011 from those disclosed in our 2010 Form 10-K, with the exception of our accounting policies for stock-based compensation and financial instruments, as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Stock-based compensation

Our stock-based compensation expense (credit) was recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Cost of goods sold	$(121)	$32	$404	$78
Research and development	218	93	791	283
Sales and marketing	173	92	517	292
General and administrative	224	180	708	587

	$494	$397	$2,420	$1,240

We grant stock options, stock purchase rights, stock appreciation units and restricted stock units to employees and directors. The stock-based awards are accounted for at fair value as of the measurement date. For stock options and restricted stock units, the measurement date is the grant date and for stock purchase rights the measurement date is the first day of the offering period. Stock appreciation units are subject to remeasurement each reporting period.

Restricted stock units are measured based on the value of our common stock on the date of grant. Our determination of the fair value of all of our other stock-based payment awards on the measurement date utilizes the Black-Scholes option pricing model, and is impacted by our common stock price as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected common stock price volatility over the term of the option awards, projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date), risk-free interest rates and expected dividends.

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

We calculated the fair value of stock options granted to employees using the Black-Scholes pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
Stock options	2011	2010	2011	2010
Weighted-average expected term (years)	6.69	6.56	6.69	6.56
Weighted-average volatility	71%	75%	71%	75%
Risk-free interest rate	1.83%-2.13%	2.96%-3.19%	1.83%-2.92%	2.96%-3.19%
Expected dividends	0%	0%	0%	0%

We calculated the fair value of all employee stock appreciation units using the Black-Scholes valuation model with the following assumptions:

Stock appreciation units	Three months ended September 30,	Nine months ended September 30,
Weighted-average expected term (years)	3.78	3.98
Weighted-average volatility	75%	74%
Risk-free interest rate	0.43%-1.23%	0.43%-2.42%
Expected dividends	0%	0%

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

In addition to the assumptions used to calculate the fair value of our options, we are required to estimate the expected forfeiture rate of all stock-based awards and only recognize expense for those awards we expect to vest. Accordingly, the stock-based compensation expense recognized in our consolidated statement of operations for the nine months ended September 30, 2011 and 2010 has been reduced for estimated forfeitures. If we were to change our estimate of forfeiture rates, the amount of stock-based compensation expense could differ, materially under certain circumstances, from the amount recognized in our consolidated financial statements. For example, if we had decreased our estimate of expected forfeitures by 50%, the increase in our stock-based compensation expense for the three and nine months ended September 30, 2011, net of expected forfeitures, would have been immaterial. This decrease in our estimate of expected forfeitures would increase the amount of expense for all unvested awards that have not yet been recognized by $530,000 as of September 30, 2011, which would be amortized over a weighted-average period of 2.5 years. In addition, if our stock-based compensation expense increases in the future, the impact of a change in the estimated forfeiture rate could be more significant.

Financial Instruments

The following methods were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds used for operational purposes. Cash equivalents are recognized at fair value.

Short-term and long-term investments. Short-term investments consist of debt securities and money market funds with maturities of 12 months or less. Long-term investments consist of debt securities with maturities greater than 12 months. Short-term and long-term investments are classified as available-for-sale investments and are recognized at fair value. As of September 30, 2011, all of our security investments were short-term investments based on our intent to sell the investments to fund our future operations activity.

We review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

Unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit) on the condensed consolidated balance sheets. The amortization of premiums and discounts on the investments, and realized gains and losses on available-for-sale securities are included in other income, net in the condensed consolidated statements of operations. We use the specific-identification method to determine cost in calculating realized gains and losses upon sale of our debt securities.

Equity investments. Equity securities are classified as available-for-sale and are reported at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit in the condensed consolidated balance sheets. As of December 31, 2010, our investment in equity securities was classified as long-term based on our intent and ability to hold the investment for more than 12 months from the balance sheet date. During the second quarter of 2011, the investee was purchased by another company and, as a result, we sold our investment in equity securities.

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. Revenue is recognized upon delivery of our product to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in Chinese Renminbi (“RMB”) or U.S. dollars. Revenue is driven by the volume of shipments and may be impacted by pricing pressures. For the three and nine months ended September 30, 2011, 62% and 65% of our sales were derived from our China-based subsidiaries, respectively, the majority of which were denominated in RMB. In addition, we have generated most of our revenue from a limited number of customers. Given the high concentration of network equipment vendors in our industry, our top ten customers represented 88% and 91% of our revenue in the three months ended September 30, 2011 and 2010, respectively, and 90% and 87% of our revenue in the nine months ended September 30, 2011 and 2010, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Total revenue	$43,961	$47,126	$146,965	$132,888

Total revenue decreased by $3.2 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, representing a 7% decrease. The decrease in revenue was primarily due to a decrease in demand for access and transport products from our largest customer, Huawei Technologies. The decrease was partially offset by an increase in revenue for our 100Gbps products from other customers introduced in 2011.

Total revenue increased by $14.1 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, representing an 11% increase. The increase in revenue was primarily attributable to increases in demand for our products as carriers continued to deploy fiber-to-the-home solutions and deploy 40Gbps, 100Gbps and other telecom networks. Sales increased on a global basis, primarily in China.

We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. Our largest customer, Huawei Technologies, represented 42% and 51% of our total revenue in the three and nine months ended September 30, 2011, respectively. As a result, the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations. We expect a significant portion of our sales to be denominated in foreign currencies in the future, and therefore may continue to be affected by changes in foreign exchange rates.

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

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volume, production volume compared to sales over time, the mix of products sold, inventories, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, revaluation of stock appreciation unit awards that are impacted by our stock price, and any reserves for excess and obsolete inventory. Our newer and more advanced products typically have higher average selling prices and higher gross margins. Average selling prices by product typically decline as a result of periodic negotiations with our customers and competitive pressures. We strive to increase our gross margin as we seek to manage the costs of our supply chain and increase productivity in our manufacturing processes.

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
Cost of goods sold	$31,765	72%	$32,913	70%	$108,570	74%	$91,079	69%

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gross margin	28%	30%	26%	31%

Cost of goods sold decreased by $1.1 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, representing a 3% decrease. Cost of goods sold decreased primarily due to lower sales volume of high speed and agility products, improved manufacturing utilization as a result of higher retention and more skillful direct labor in manufacturing and overall continuous price reduction efforts in material purchases. The decrease in cost of goods sold was partially offset by additional direct labor and overhead costs, as a result of increased headcount and increased employee benefit cost from the new housing fund and minimum wage as required by the Shenzhen government effective as of late 2010 and early 2011, respectively. Gross margin was 28% for the three months ended September 30, 2011, compared to 30% for the three months ended September 30, 2010. The decrease in gross margin primarily resulted from the increase in sales of our lower-margin access products and higher headcount, partially offset by overall continuous pricing reduction efforts in material purchases and higher efficiencies in manufacturing.

Cost of goods sold increased by $17.5 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, representing a 19% increase. Cost of goods sold increased primarily from higher sales volumes, additional direct labor and overhead costs as a result of increased headcount and increased employee benefit cost from the new housing fund and minimum wage as required by the Shenzhen government effective as of late 2010 and early 2011, respectively, and equipment purchases as a result of capacity expansion in 2011. The increase in cost of goods sold was partially offset by overall continuous price reduction efforts in material purchases, improved manufacturing utilization and a decrease in amortization of purchased intangible assets as certain assets became fully amortized. Gross margin was 26% for the nine months ended September 30, 2011, compared to 31% for the nine months ended September 30, 2010. The decrease in gross margin primarily resulted from the increase in sales of our lower-margin access products, additional payroll and employee-related costs, and the impact of lower pricing contracts entered into with customers at the end of the 2010 and effective during first half of 2011, partially offset by overall continuous pricing reduction in material purchases and higher efficiencies in manufacturing.

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

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
Research and development	$7,162	16%	$6,091	13%	$20,204	14%	$16,049	12%
Sales and marketing	2,988	7	2,677	6	8,166	6	7,502	6
General and administrative	5,957	14	4,440	9	14,812	10	12,397	9
Amortization of purchased intangible assets	104	—	286	1	668	—	855	1

Total operating expenses	$16,211	37%	$13,494	29%	$43,850	30%	$36,803	28%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased by $1.1 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, representing an 18% increase. This increase was primarily due to a $0.7 million increase in additional payroll and employee-related costs as a result of increased headcount and a $0.4 million increase in material consumption, facility costs and equipment usage to support higher research and development projects.

Research and development expense increased by $4.2 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, representing a 26% increase. This increase was primarily due to a $2.9 million increase in additional payroll and employee-related costs as a result of increased headcount, and a $1.6 million increase in material consumption, facility costs and equipment usage to support more research and development projects.

We intend to continue to invest in research and development and expect this expense to increase as we grow our business. We have invested a portion of the realized profit from our investment in an unconsolidated investee in the second quarter of 2011 and plan to continue to invest a portion of the profit over the coming quarters in research and development relating to switching and high speed devices.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs and services and facility costs.

Sales and marketing expense increased by $0.3 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, representing a 12% increase, and was primarily due to additional payroll and employee-related costs.

Sales and marketing expense increased by $0.7 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, representing a 9% increase, and was primarily due to additional payroll and employee-related costs, partially offset by decrease in administrative overhead expense.

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

General and administrative expense increased by $1.5 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, representing a 34% increase. The increase was primarily due to a $0.8 million increase related to public company compliance expenses and legal fees, a $0.3 million increase in payroll and employee-related costs, and a $0.3 million increase in business tax mainly related to city construction tax and educational surtax as required by the Chinese government.

General and administrative expense increased by $2.4 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, representing a 19% increase. The increase was primarily due to a $1.1 million increase in professional services expense related to public company compliance expenses and legal fees, a $0.7 million increase in business tax mainly related to city construction tax and educational surtax as required by the Chinese government, and a $0.6 million increase in additional payroll and employee-related costs as a result of higher headcount.

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

Amortization of purchased intangible assets decreased by $0.2 million in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, representing a 64% and 22% decrease, respectively. The decreases were primarily due to some of these assets becoming fully amortized in the second half of 2010.

We expect our amortization of purchased intangible assets to increase due to the Santur acquisition in October 2011.

Interest and other income (expense), net

Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts paid for interest on our short-term and long-term debt borrowings. Other income (expense), net is primarily made up of gains from the sale of equity shares of an unconsolidated investee, government subsidies and foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and the foreign currency transaction gains and losses of our subsidiaries in China primarily result from their transactions in U.S. dollars.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Interest income	$77	$44	$159	$163
Interest expense	(52)	(175)	(230)	(565)
Other income (expense), net	159	(105)	14,259	42

Total interest and other income (expense), net	$184	$(236)	$14,188	$(360)

Total interest and other income (expense), net increased by $0.4 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to increases in government subsidies received by our China subsidiaries and interest collected from receivables.

Total interest and other income (expense), net increased by $14.5 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily related to a gain of $13.8 million from the sale of an unconsolidated investee, a $0.4 million increase in government subsidies received by our China subsidiaries, and a $0.3 million decrease in interest expense as a result of our lower loan balances outstanding.

We expect our interest income to remain relatively modest given the low yields available in the marketplace and lower investable balances, we also expect our interest expense to increase as we have borrowed $28.0 million in October 2011 to fund the Santur acquisition.

Income taxes

We conduct our business globally. However, our operating income is subject to varying rates of tax in the United States and China. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. Historically, we have experienced net losses in the United States and we expect this trend to continue. One of our subsidiaries in China generates a cash tax liability. The subsidiary has qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. The preferential rate applies to 2011 and 2010 and we have reapplied for the preferential rate for 2012. If approved, the rate will remain at 15% for 2012 and 2013.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2011	2010	2011	2010
Provision for income taxes	$(258)	$(405)	$(1,177)	$(1,725)
Effective tax rate	(7)%	84%	13%	37%

Our income tax expense for the three and nine months ended September 30, 2011 is primarily related to income taxes of our non-U.S. operations. We had an effective tax rate of negative 7% for the three months ended September 30, 2011 primarily due to our operating profit realized in our non-U.S. operations, despite a consolidated loss before income taxes. We had an effective tax rate of 13% in the nine months ended September 30, 2011 primarily due to the gain on sale of a unconsolidated investee, which was offset by previously incurred net operating losses and research and development credits in the U.S.

Liquidity and capital resources

Until the consummation of our initial public offering in February 2011, we financed our operations through private sales of equity securities and cash generated from operations and from various lending arrangements. We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. As of September 30, 2011, our cash and cash equivalents totaled $31.5 million, and our short-term investments totaled $71.9 million. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to increase our manufacturing capacity, the continuing market acceptance of our products and acquisitions of businesses and technology. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Frequently, we also direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. Our Chinese subsidiaries’ banks issue the notes to vendors and issue payment to the vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within six months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our subsidiaries in China. These balances are classified as restricted cash on our condensed consolidated balance sheets. As of September 30, 2011, our restricted cash totaled $2.9 million.

We have lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the United States, which was amended in September 2011, and several line of credit arrangements for our subsidiaries in China.

As of September 30, 2011, our loan and security agreement in the United States included the following:

•

an $8.0 million revolving line of credit, which was extended by the September 2011 amendment to the loan and security agreement through September 2014. In September 2011, the stand-by letters of credit issued by the bank to guarantee a loan for the Company’s subsidiaries in China was terminated. As of September 30, 2011, no amounts were outstanding under the revolving line of credit and $8.0 was available for borrowing.

•	a $9.5 million credit facility based on capital expenditures under the original loan and security agreement was terminated under the September 2011 amendment.

•

a $20.0 million acquisition advance, expiring in September 2015. Proceeds of the acquisition advance may be used to make permitted business acquisitions. Advances may be drawn in two tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by the acquisition line maturity date. The advances will bear interest at a rate of LIBOR plus 2%. As of September 30, 2011, $0 million was outstanding under the acquisition advance and the total available borrowing capacity under this facility was $20.0 million.

•

a $7.0 million equipment line advance for capital expenditures in the United States. Advances may be drawn in four tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by September 2015. Borrowings under this facility will bear interest at a rate of LIBOR plus 2%. As of September 30, 2011, $0 million was outstanding under the equipment line advance and the total available borrowing capacity under this facility was $7.0 million.

Our loan and security agreement requires us to maintain specified financial covenants, including a liquidity ratio, and restricts our ability to incur additional debt or to engage in specified transactions and is secured by substantially all of our U.S. assets, other than intellectual property assets. As of September 30, 2011, we were in compliance with all covenants contained in this agreement.

In October 2011, we drew down the full amount of the $20.0 million under the acquisition advance and $8.0 million under a revolving line of credit in connection with an acquisition of a company. As a result, we expect less capacity available under our credit facilities in the fourth quarter of 2011 as compared to the third quarter of 2011.

Our primary subsidiary in China had a $5.0 million line of credit facility with a Hong Kong bank. This line of credit agreement was supported by letters of credit issued pursuant to our U.S. loan and security agreement, as referenced above. As of September 30, 2011, we eliminated the $5.0 million letter of credit and there was no capacity available under the line of credit.

Our subsidiaries in China have short-term line of credit facilities with several banking institutions. These short-term loans have an original maturity date of one year or less as of September 30, 2011 and bear interest at a rate of 5.84%. Amounts requested by us are not guaranteed and are subject to the banks’ funds and currency availability. The short-term loan agreements do not contain financial covenants and one such loan agreement is secured by our main manufacturing facility in China. As of September 30, 2011, we had an aggregate of $1.5 million of short-term loans outstanding.

The table below sets forth selected cash flow data for the periods presented:

	Nine months ended September 30,
(in thousands)	2011	2010
		(As Revised)
Net cash provided by (used in) operating activities	$(9,552)	$6,130
Net cash used in investing activities	(59,329)	(18,832)
Net cash provided by (used in) financing activities	74,684	(5,665)
Effect of exchange rates on cash and cash equivalents	234	300

Net increase (decrease) in cash and cash equivalents	$6,037	$(18,067)

In February 2011, we completed an initial public offering of common stock, raising proceeds of $87.7 million, net of offering expenses paid during the nine months ended September 30, 2011. We used a portion of our net proceeds to repay a portion of our outstanding indebtedness and make investments in available-for-sale securities. We intend to use our remaining net proceeds from the offering for working capital, to continue to expand our existing business, acquire complementary businesses, and general corporate purposes. Accordingly, our management will have broad discretion in the application of our net proceeds from the offering, and investors will be relying on management’s judgment regarding the application of these net proceeds. We also may use a portion of our net proceeds from the offering to acquire complementary businesses, products, services or technologies, but we currently have no agreements or commitments relating to any material acquisitions (other than the Santur acquisition).

Operating activities

During the nine months ended September 30, 2011, net cash used in operating activities was $9.5 million. Cash used in operating activities was primarily related to cash payments to our employees and suppliers in excess of cash receipts from customers. During the nine months ended September 30, 2011, we recognized net income of $7.6 million, which incorporated non-cash charges, including gain on sale of an unconsolidated investee, net of direct cost, of $13.8 million, depreciation and amortization of $8.2 million and stock-based compensation expenses of $2.4 million. These amounts were partially offset by the purchase of inventory of $15.7 million to replenish our inventories in preparation for higher customer demands in future periods and extended payment terms with certain suppliers, as evidenced by the net increase in accounts payable and accrued liabilities of $1.2 million during the period.

During the nine months ended September 30, 2010, net cash provided by operating activities was $6.1 million. Cash provided by operating activities primarily related to cash receipts from customers in excess of cash payments to our employees and suppliers. During the nine months ended September 30, 2010, we recognized net income of $2.9 million. However, that net income incorporated non-cash charges, including depreciation and amortization of $9.1 million, stock-based compensation expenses of $1.2 million and non-cash increases to our asset reserve accounts of $0.9 million. In addition, we spent an additional $11.5 million to replenish our inventories in anticipation of seasonally higher sales volumes in the second and third quarters and extended payment terms with certain suppliers, as evidenced by our net increase in accounts payable and accrued liabilities of $0.9 million during the period.

During the nine months ended September 30, 2011, we determined cash payments in 2010 for initial public offering related expenses had been incorrectly classified as operating cash flow activities on the statements of cash flows, and that such payments should be classified as financing cash flow activities. We revised the 2010 statement of cash flows to correct for the classification. The correction resulted in an increase to “Net Cash Provided by Operating Activities” of $2,190,000, with a corresponding increase to “Net Cash Used in Financing Activities” for the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, we determined that certain cash generated from operating and investing cash flow activities in 2010 had been misclassified as “Effect of exchange rates on cash and cash equivalents”. We revised the 2010 statement of cash flows to correct the classification. The correction resulted in an increase in “Net Cash Provided by Operating Activities” of $977,000, with a corresponding reduction to “Effect of exchange rates on cash and cash equivalents” for the nine months ended September 30, 2010.

Investing activities

Our investing activities consisted primarily of investments in debt and equity securities and capital expenditures and in the nine months ended September 30, 2011, and included purchases and sales of debt securities and the sale of equity shares of Ignis ASA (“Ignis”).

During the nine months ended September 30, 2011, net cash used in investing activities was $59.4 million, mainly due to the purchase of available-for-sale securities of $148.9 million and the purchase of capital equipment of $8.4 million, partially offset by proceeds from sale and maturity of securities of $76.4 million and proceeds from sale of Ignis of $21.3 million.

During the nine months ended September 30, 2010, net cash used in investing activities was $18.8 million. We purchased $10.1 million of capital equipment, invested $8.0 million in shares of Ignis and decreased our restricted cash associated with our notes payable in China by $0.3 million. In addition, we completed the sale of our ownership interest in Shenzhen Archcom Technology Co., Ltd. (“Archcom”) and, as a result, received the remaining $0.6 million in cash proceeds, offset by the transfer of the cash of Archcom of $1.7 million to the buyer.

During the nine months ended September 30, 2011, we determined that cash generated from operating and investing cash flow activities in 2010 had been misclassified as “Effect of exchange rates on cash and cash equivalents”. We revised the 2010 statement of cash flows to correct the classification. The correction resulted in an increase in “Net Cash Used in Investing Activities” of $302,000, with a corresponding reduction to “Effect of exchange rates on cash and cash equivalents” for the nine months ended September 30, 2010.

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of stock and activity associated with our various lending arrangements and in the nine months ended September 30, 2011, and included proceeds from our initial public offering.

During the nine months ended September 30, 2011, net cash provided by financing activities was $74.7 million. Our initial public offering generated proceeds of $86.5 million, net of offering expenses paid during the nine months ended September 30, 2011, partially offset by $11.9 million of net payments on our outstanding bank loans.

During the nine months ended September 30, 2010, net cash used in financing activities was $5.7 million. We paid $8.8 million, net of our bank loans, repaid $0.7 million, net of our notes payable, and received $6.0 million in cash from the issuance of preferred stock.

During the nine months ended September 30, 2011, we revised the 2010 statement of cash flows, which resulted in an increase to “Net Cash Provided by Operating Activities” of $2,190,000, and a corresponding increase to “Net Cash Used in Financing Activities” for the nine months ended September 30, 2010 as discussed in “Operating activities” above.

Contractual obligations and commitments

Our contractual obligations and commitments decreased from $60.3 million at December 31, 2010, to $44.0 million at September 30, 2011, primarily due to the repayment of our debt obligations following our initial public offering, and a $5.5 million decrease in purchase commitments. The following summarizes our contractual obligations as of September 30, 2011:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term loans and notes payable (1)	$14,510	$14,510	$0	$0	$0
Operating leases (2)	7,041	1,991	2,193	1,265	1,592
Purchase commitments (3)	19,627	19,627	0	0	0
Asset retirement obligations (4)	1,000	0	0	0	1,000

	42,178	36,128	2,193	1,265	2,592

Expected interest payments (5)	1,792	1,041	645	106	0

Total commitments	$43,970	$37,169	$2,838	$1,371	$2,592

(1)	In China, we have several lending arrangements that provide short-term loans with a maturity date of one year or less and frequently we issue notes payable to our suppliers. The notes payable are generally due within six months of issuance. The amount presented in the table represents the principal portion of the obligations. The short-term loans outstanding as of September 30, 2011 bear interest at a rate of 5.84%, which interest rate was fixed at the time of drawdown. The notes payable are non-interest bearing.
(2)	We have entered into various non-cancelable operating lease agreements for our offices in China, Japan and the United States.
(3)	We are obligated to make payments under various arrangements with suppliers for the procurement of goods and services.
(4)	We have an asset retirement obligation of approximately $1.0 million associated with our facility lease in California, which expires in October 2019. This obligation is included in other noncurrent liabilities in our condensed consolidated balance sheet as of September 30, 2011.
(5)	We calculate the expected interest payments based on our outstanding short-term loans and future loan drawn downs subsequent to September 30, 2011 at prevailing interest rates as of September 30, 2011.

Off-balance sheet arrangements

During the nine months ended September 30, 2011, we did not have any off-balance sheet arrangements.

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

In May 2011, the FASB issued amendments to the FASB Accounting Standard Codification relating to fair value measurements. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We will apply these amendments prospectively beginning in fiscal 2012. We are currently evaluating the impact the application of these amendments will have on our consolidated financial statements.

In June 2011, the FASB issued amendments to the FASB Accounting Standard Codification relating to presentation of comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact the application of these amendments will have on the consolidated financial statements.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We are currently evaluating the impact of these amendments on our consolidated financial statements and have not yet determined whether we will early adopt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate fluctuation risk

As of September 30, 2011, our cash equivalents consisted primarily of money market funds and interest and non-interest bearing bank deposits. The main objective of these instruments was safety of principal and liquidity while maximizing return, without significantly increasing risk. Given the short-term nature of our cash equivalents, we do not anticipate any material effect on our cash equivalents portfolio due to fluctuations in interest rates.

We invest our excess cash in short-term and long-term security investments to take advantage of higher yields generated by these investments. As of September 30, 2011, the gross unrealized gains or losses on our investments classified as available-for-sale which were primarily due to increases or decreases in the fair value of the marketable securities as a result of changes in market interest rates. We have determined that the gross unrealized gains or losses on the available-for-sale securities at September 30, 2011 are temporary in nature. We may sell these securities investments in the future to fund future operations needs. As a result, we recorded all our marketable securities in short-term investments as of September 30, 2011, regardless of the contractual maturity date of the securities.

We are exposed to market risk due to the possibility of changing interest rates associated with certain outstanding balances under our debt instruments. As of September 30, 2011, the interest rates on all of our outstanding debt in China were fixed at the time of drawdown, and were not subject to fluctuations. As of September 30, 2011, we paid off all of our U.S. debt, and therefore, were not subject to interest rate fluctuations. In October 2011, we drew down $28.0 million from our available credit facilities, which are subject to interest rate fluctuations and therefore, we may be further exposed to market risk beginning in the fourth quarter of 2011.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statements of operations. A substantial portion of our business is conducted through our subsidiaries in China whose functional currency is the RMB. To the extent that transactions by our subsidiaries in China are denominated in currencies other than RMB, we bear the risk that fluctuations in the exchange rates of the RMB in relation to other currencies could decrease our revenue and increase our costs and expenses. During the three months ended September 30, 2011 and 2010, we recognized foreign currency transaction gains of $8,000 and $6,000, respectively. During the nine months ended September 30, 2011 and 2010, we recognized foreign currency transaction losses of $35,000 and $2,000, respectively. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. While we generate a majority of our revenue in RMB, a majority of our operating expenses are in U.S. dollars. Therefore a depreciation in RMB against the U.S. dollar would negatively impact our revenue upon translation to the U.S. dollars but the impact on operating expenses would be less. For example, for the three and nine months ended September 30, 2011, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $2.5 million and $8.7 million decrease in our revenue, respectively, and a $0.1 million and $0.6 million decrease in our net income, respectively. Comparatively, for the three and nine months ended September 30, 2010, a 10% depreciation in RMB against the U.S. dollar would have resulted in an $2.6 million and $7.9 million decrease in our revenue, respectively, and a $0.2 million and $1.1 million decrease in our net income, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, the recent floods in Thailand and the earthquakes and tsunami in Japan, and the subsequent crisis relating to nuclear power plants in the affected regions, may adversely impact our revenues from customers located in Thailand and Japan and/or our ability to source parts from companies located in Thailand and Japan. Reliable information about the extent of this crisis on our suppliers and customers, including those with substantial operations in Thailand and Japan, has been limited to date. In addition, the combined effects of these natural disasters have created significant uncertainty, and it is possible that the crisis could result in reduced end user demand due to the economic impact to Thailand and Japan and potentially the global economy; a slowdown of business or inability to manufacture products by our customers or others in the industry that are located in Thailand and Japan; a disruption to the global supply chain for products manufactured in Thailand and Japan that are included in the products either by us or by our customers; a disruption to manufacturing resulting from power shortages or other rationing of inputs to production; an increase in the cost of products that we purchase due to reduced supply; and other unforeseen impacts as a result of the uncertainty in Thailand and Japan.

Similarly our worldwide operations could be subject to secondary effects of natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, the current flooding in Thailand may adversely impact our revenues. While we do not have contract manufacturing in Thailand and we do not source materials or components from Thailand, our customers do. Therefore the combined effect of the flooding on other suppliers and potential for resulting shortage of such materials to our customers could adversely impact our customers’ ability to assemble and ship their products, thereby reducing near term need for products that they buy from us. The combined effects of the flooding increases uncertainty about demand and could result in reduced customer demand in the near and intermediate term.

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

*We have a history of losses which may continue in the future.

We have a history of losses and we may incur additional losses in future periods. As of September 30, 2011, our accumulated deficit was $208.2 million. We also expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our manufacturing facilities and research and development operations.

*Customer demand is difficult to accurately forecast and, as a result, we may be unable to optimally match production with customer demand.

We make planning and spending decisions, including determining the levels of business that we will seek and accept, production schedules, and inventory levels, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, necessitate higher or more restrictive procurement commitments and reduce our gross margin. We may not have sufficient capacity at any given time to meet the volume demands of our customers, or one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Conversely, a downturn in the markets in which our customers compete can cause, and in the past have caused, our customers to significantly reduce or delay the amount of products ordered from us or to cancel existing orders, leading to lower utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand would have a material adverse effect on our gross margin, operating income and cash flow. During an industry downturn, there is also a higher risk that our trade receivables would be uncollectible.

Our products are typically sold pursuant to individual purchase orders or by use of a vendor-managed inventory, or VMI, model, which is a process by which we ship agreed quantities of products to a customer-designated location and those products remain our inventory and we retain the title and risk of loss for those products until the customer takes possession of the products. While our customers generally provide us with their demand forecasts and may give us a promised market share award, they are typically not contractually committed to buy any quantity of products beyond firm purchase orders. Many of our customers may increase, decrease, cancel or delay purchase orders already in place. We have experienced and expect to continue to experience wide fluctuations in demand from customers using VMI, particularly Huawei Technologies, even in instances where we have built and shipped products to the customer-designated locations as VMI. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short and long-term financial and operating goals.

*We are dependent on Huawei Technologies and our key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In 2010, our largest customer, Huawei Technologies, represented 48.3% of our total revenue and our top ten customers represented 88.6% of our total revenue. In the three months ended September 30, 2011, Huawei Technologies represented 42.4% of our total revenue and our top ten customers represented 88.3% of our total revenue. Additionally, it has been reported publicly that the growth rate of Huawei Technologies has declined in 2011. As a result, the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations. For instance, in the three months ended September 30, 2011, demand from Huawei Technologies was lower than expected, which adversely affected our revenue for such period. Adverse events affecting our customers could also adversely affect our revenue and results of operations (for instance, in 2009, the filing of a voluntary petition for bankruptcy protection by one of our customers, Nortel Networks Limited, has prevented us from timely collection of our accounts receivable from that customer). In addition, network equipment vendors serving the communications networks industry may continue to consolidate, and we may not be able to offset any potential decline in revenue arising from consolidation of our existing customers with revenue from new customers.

We are under continuous pressure to reduce the prices of our products.

The communications networks industry has been characterized by declining product prices over time. We have reduced the prices of many of our products in the past and we expect to experience pricing pressure for our products in the future. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. In addition, our customers may have the ability or seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross margin would suffer.

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

The communications networks industry is highly competitive. Our competitors range from large, international companies offering a wide range of products to smaller companies specializing in niche markets. In addition, we believe that a number of companies have developed or are developing planar lightwave, indium phosphide, or MEMS-based, PIC devices and other products that compete directly with our products. Current and potential competitors may have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us in specific product lines or as a whole.

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

Our success and ability to implement our business strategy depends upon the continued contributions of our senior management team and others, including our technical and operations employees. Our future success depends, in part, on our ability to attract and retain key personnel, including our senior management and others, and on the continued contributions of members of our senior management team and key technical and operations personnel, each of whom would be difficult to replace. The loss of services of members of our senior management team or key personnel or the inability to continue to attract and retain qualified personnel could have a material adverse effect on our business. Competition for highly skilled technical and operations people, both in the United States, China Japan, Malaysia, Canada and others areas in which we operate is extremely intense, and we continue to face challenges identifying, hiring and retaining qualified personnel in many areas of our business. If we fail to retain our senior management and other key personnel or if we fail to attract additional qualified personnel, our business could suffer.

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

Policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation, unauthorized use or other infringement of our intellectual property rights. Further, we may not be able to effectively protect our intellectual property rights from misappropriation or other infringement in foreign countries where we have not applied for patent protections, and where effective patent, trademark, trade secret and other intellectual property laws may be unavailable, or may not protect our proprietary rights as fully as U.S. law. Particularly, our U.S. patents do not afford any intellectual property protection in China, Japan, Canada or Malaysia, where we have company operations. We seek to secure, to the extent possible, comparable intellectual property protections in China and other areas in which we operate. However, while we have issued patents and pending patent applications in China, portions of our intellectual property portfolio are not yet protected by patents in China. Moreover, the level of protection afforded by patent and other laws in China may not be comparable to that afforded in the United States.

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

*We may be involved in intellectual property disputes in the future, which could divert management’s attention, cause us to incur significant costs and prevent us from selling or using the challenged technology.

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

*Potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary businesses, products, services or technologies that we believe could accelerate our ability to compete in our existing markets or allow us to enter new markets. For instance, in October 2011, we completed the acquisition of Santur Corporation, a designer and manufacturer of Indium Phosphide (InP) based PIC products.

Acquisitions involve numerous risks, any of which could harm our business, including:

•

difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•	difficulties in realizing our expectations for the financial performance of the target company;

•	difficulties in supporting and transitioning customers, if any, of the target company;

•	diversion of financial and management resources from existing operations;

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations is based in Shenzhen, China as well as our having additional operations in Malaysia, Canada and Japan. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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

Negative developments in any of these areas in China or other countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business. In addition, although we maintain an anti-corruption compliance program throughout our company, violations of our compliance program may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business.

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

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. In 2007, we implemented Oracle eBusiness suite software to automate certain business operations and internal reporting activities. While automation is intended to decrease the likelihood for error and enhance our ability to detect errors that could arise, we expect that for the foreseeable future we will have procedures that are manually intensive. In addition, we may experience difficulties in implementing effective internal controls over financial reporting as part of our integration of Santur. Santur has historically been a private company and not subject to the internal control requirements of a public company.

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

We have lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the United States, and our subsidiaries in China have line of credit arrangements. Our U.S. loan and security agreement requires us to maintain certain financial covenants, including a liquidity ratio, and restricts our ability to take certain actions such as incurring additional debt, paying dividends, or engaging in certain transactions like mergers and acquisitions, investments and asset sales. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under our U.S. loan and security agreement with Comerica Bank are secured by substantially all of our U.S. assets other than intellectual property assets, which limits our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has experienced higher costs due to increased wages. We were required to pay additional employee benefits taxes beginning in late 2010 and were subject to an increase in the minimum range for hourly workers beginning in the quarter ended September 30, 2011. We expect that we will be required to increase wages or be subject to further increase in personnel costs on taxes in the future due to market conditions and/or government mandates. If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

The termination, expiration or unavailability of our preferential income tax treatment in China may have a material adverse effect on our operating results.

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, our subsidiaries in China enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our subsidiaries in China may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Currently, we have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential rate applied to 2010, 2009 and 2008 and expires in December 2011. We realized benefits from this 10% reduction in tax rate of $1.7 million, $1.0 million and $0.2 million for 2010, 2009, and 2008, respectively. Our 15% preferential tax rate expires in December 2011, and as a result, we continue to make estimated tax payments for 2011 using the 15% preferential rate. We have reapplied for the preferential rate for 2011 and our application is currently under review. If approved, the income tax rate will remain at 15%, otherwise, we anticipate that our income tax rate in China will be approximately 24% for 2011 and 25% thereafter.

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

In August 2008, SAFE promulgated the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Circular 142, a notice regulating the conversion by foreign-invested enterprises (“FIE”)of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within China unless specifically provided for otherwise. In addition, SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a FIE. The use of such RMB may not be changed without approval from SAFE. As a result of Circular 142, our subsidiaries in China that are considered foreign-invested enterprises may not be able to convert our capital contributions to them into RMB for equity investments or acquisitions in China.

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

*Future sales of shares of our common stock by stockholders could depress the price of our common stock.

As of May 2, 2011, we had an aggregate of 24,655,078 shares of common stock outstanding. Of this amount, 8,625,000 shares sold pursuant to the initial public offering completed in February 2011 are currently tradable without restriction. Of the remaining shares:

•	800,938 shares were eligible for sale in May 2011;

•

15,193,398 shares became eligible for sale in August 2011 upon the expiration of lock-up agreements entered into with substantially all of our stockholders in connection with our initial public offering, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act; and

•	6,665 shares will be eligible for sale in the public market from time to time thereafter upon the lapse of our right of repurchase with respect to any unvested shares.

The lock-up agreements originally were set to expire after 180 days, on July 31, 2011; however, automatic extension of the lock-up was triggered when we announced the date of the earnings release results for the second quarter which occurred on August 4, 2011. Therefore, the lock-up expired on August 21, 2011.

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

From the effective date of the registration statement through September 30, 2011, we have used approximately $11.9 million to repay a portion of our outstanding indebtedness, $2.1 for general corporate and working capital purposes, and the remainder to invest in available-for-sale securities.

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

NeoPhotonics Corporation

Date: November 10, 2011	By:	/S/ JAMES D. FAY
James D. Fay
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit

2.1(1)	Agreement and Plan of Merger, dated as of September 29, 2011, by and among NeoPhotonics Corporation, Dulcimer Acquisition Corp., Santur Corporation and Shareholder Representative Services LLC, solely in its capacity as the Stockholder Representative.

3.1(2)	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.

3.2(3)	Amended and Restated Bylaws of NeoPhotonics Corporation.

4.1†	Specimen Common Stock Certificate of NeoPhotonics Corporation.

4.2†	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.

4.3†	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.

10.1(4)	NeoPhotonics Corporation 2011 Inducement Award Plan and related documents.

10.2(5)	2011 Executive Officer Cash Compensation Arrangements.

10.3	Property Lease Contract between NeoPhotonics (China) Co., Ltd. and Dongguan Conrad Hi-Tech Park Ltd., dated May 13, 2011.

10.4	Building Lease Agreement between NeoPhotonics Japan Godo Kaisha and Jones Lang Lasalle K.K., dated September 8, 2011.

10.5	Third Amendment To Loan And Security Agreement And Waiver And Consent by and between NeoPhotonics Corporation and Comerica Bank, dated September 29, 2011.

10.6	Libor/Prime Referenced Rate Addendum To Loan And Security Agreement by and between NeoPhotonics Corporation and Comerica Bank, dated September 29, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1(6)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-166096), and incorporated herein by reference.
(1)	Filed as Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on October 18, 2011, and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on February 10, 2011, and incorporated herein by reference.
(3)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-166096), filed with the SEC on November 22, 2010, and incorporated herein by reference.
(4)	File as Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-177306), filed with the SEC on October 13, 2011, and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on August 11, 2011, and incorporated herein by reference.
(6)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NeoPhotonics Corporation, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.