Form 10-K
period 2011-12-31
NEOPHOTONICS CORP
filed 2012-03-30
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

+1 (408) 232-9200

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting Company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2011, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2011 (based upon the closing sale price of the Registrant’s common stock on the New York Stock Exchange), was approximately $133,861,580. This calculation excludes 5,401,205 shares held by directors, executive officers and stockholders affiliated with our directors and executive officers. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant. The Registrant’s common stock began trading on the New York Stock Exchange on February 2, 2011.

As of February 29, 2012, the Registrant had 24,873,152 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2011.

NEOPHOTONICS CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

Part I

ITEM 1.	BUSINESS

FORWARD LOOKING STATEMENTS

You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements including statements concerning our possible or assumed future results of operations, business strategies, competitive position, industry environment, potential growth opportunities and the effects of competition. Such statements are based upon our management’s beliefs and assumptions and on information currently available to us. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors in this Annual Report on Form 10-K are discussed in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

BUSINESS

Overview

We are a leading designer and manufacturer of photonic integrated circuit, or PIC, -based modules and subsystems for bandwidth-intensive, high-speed communications networks.

Our products are designed to enable cost-effective, high-speed data transmission and efficient allocation of bandwidth over communications networks. We have a portfolio of over 40 product families, including products that enable data transmission at 10 gigabits per second, or Gbps, 40Gbps and 100Gbps, agility products such as ROADMs, or reconfigurable add/drop multiplexers, and tunable lasers that are used to dynamically allocate bandwidth to adjust for traffic patterns, and access products that provide high-bandwidth connections to more devices and people over fixed and wireless networks.

Our PIC technology utilizes proprietary design elements that provide optical functionality on a silicon or III-V semiconductor chip. The acquisition of Santur Corporation (“Santur”) during the fourth quarter of 2011 enhanced this capability with active PIC design elements including lasers, modulators and photodiodes. Our PIC devices can integrate many more functional elements than discretely packaged components, enabling increased functionality in a small form factor while reducing packaging and interconnection costs. In addition, the cost advantages of PIC-based components are similar to the economics of semiconductor wafer mass manufacturing, where the marginal cost of producing an incremental chip is much less than that of a discrete component.

We have research and development and wafer fabrication facilities in San Jose and Fremont, California which coordinate with our research and development and manufacturing facilities in Shenzhen and Wuhan, China and in Tokyo, Japan. We utilize proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing capabilities. We sell our products to the leading network equipment vendors globally, which we refer to as our Tier 1 customers.

We were incorporated in the State of Delaware in October 1996 as NanoGram Corporation, and we changed our name to NeoPhotonics Corporation in 2002. Our principal offices are located at 2911 Zanker Road, San Jose CA 95134, and our telephone number is +1 (408) 232-9200. Our website address is www.neophotonics.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

We have completed several acquisitions as follows:

•	In March 2003, we acquired Lightwave Microsystems Corporation, a developer and fabricator of photonic integrated circuits;

•	In March 2006, we completed the acquisition of Photon Technology Co., Ltd. (now named NeoPhotonics (China) Co., Ltd.), a manufacturer of active optoelectronics, transceivers and modules;

•	In June 2006, we acquired Lightconnect, Inc., which expanded our product portfolio by adding a line of micro-electromechanical systems based optical components and modules;

•	In June 2006, we acquired OpTun, Inc., a developer of ROADM technology;

•	In August 2006, we completed an acquisition of BeamExpress, Inc., an integrator of active indium phosphide telecommunications devices in parallel optics high-speed transceivers;

•	In November 2006, we acquired Paxera Corporation, a developer of tunable technology for dynamically reconfigurable networks;

•	In February 2008, we acquired certain assets and intellectual property from Mitsubishi Electric Corporation relating to the manufacture of high-speed transceivers; and

•	In October 2011, we acquired Santur, a designer and manufacturer of optical indium phosphide (InP)-based PIC products.

In the fourth quarter of 2011, we initiated a plan to sell a component of our business, Shenzhen Photon Broadband Technology Co., Ltd. (Broadband), a subsidiary in China. As such, the net assets of Broadband are classified as held-for-sale in our consolidated balance sheets and the results of operations associated with Broadband are presented as discontinued operations in our consolidated statements of operations for all periods presented. Unless otherwise indicated, all discussions relate to the Company’s continuing operations.

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

•

Satisfying our customers’ quality and volume requirements. We believe we are one of the highest volume PIC manufacturers in the world and have the ability to grow our capacity to meet customer demand. Our Silicon Valley, CA and China-based manufacturing facilities utilize semiconductor manufacturing techniques, such as statistical processing control and wafer scale fabrication, which are designed to perform at nanoscale tolerances with high yields.

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

Photonic integrated circuits (PICs). We have developed a set of proprietary design elements that provide optical functionality on a silicon chip, and, with the acquisition of Santur in the fourth quarter of 2011, on InP chips. We utilize micron and sub-micron scale structures of multiple precision-doped silica planar waveguides and InP waveguides to fabricate functional elements such as integrated optical filters, switches and variable attenuators. By increasing the level of material doping in our planar waveguides, or by using different materials such as InP, we decrease the size of our functional elements, thereby creating a path for larger scale integration of multiple elements in the same chip area. We integrate these functional design elements into optical circuits to achieve a desired functionality and specification that is incorporated in our products.

Hybrid PIC integration. Through precise fabrication and positioning of physical features, we can integrate PIC devices fabricated on separate wafers out of different materials, matching the material to the function to improve performance attributes and reduce production costs. Our hybrid integration allows us to integrate active devices, such as photodiodes or lasers fabricated using InP, with high-performance passive devices, such as switches, routers and filters, fabricated on Silicon, to provide the desired network functions in a single device.

Hardware and firmware integration. We sell our products as modules and subsystems which contain electronic hardware and firmware controls that enable direct interface directly with our customers’ systems. We design the electronic hardware and develop the firmware to integrate these with our optical products to meet customer specifications.

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

Products

We have a broad portfolio of over 40 product families, including high-speed products that enable data transmission at 10Gbps, 40Gbps and 100Gbps, agility products such as ROADMs that dynamically allocate bandwidth to adjust for volatile traffic patterns, and access products that provide high-bandwidth connections to more devices and people over fixed and wireless networks. Our products can be categorized into three groups: (1) Speed and Agility, (2) Access and (3) Other Telecom.

Speed and Agility

Speed refers to the ability to transmit data at high data rates. A key limitation of network capacity is the amount of data that can be transmitted through a single fiber from one point to another. To address this limitation, we have a portfolio of products enabling data transmission at speeds of 10Gbps, 40Gbps and 100Gbps. Agility refers to the tunability and re-configurability of products to support efficient bandwidth allocation for growing and changing traffic patterns over communications networks. We provide a portfolio of products that enable network agility. Speed and agility products are shown below.

Product Category	Product Description
40Gbps/100Gbps Products	Products that enable the transmission of data at speeds of 40Gbps and 100Gbps. Products for coherent transmission include integrated coherent receivers (ICR) and coherent mixers. Transceiver products include 40Gbps and 100Gbps CFP modules.

DWDM Tunable Lasers	DWDM tunable lasers that offer up to 96 channels at 20mW or 35mW and are tunable over the C or L bands. Tunable laser products include narrow linewidth tunable lasers (NLW-TL), which are designed to be used in 40Gbps and 100Gbps coherent systems.

High Speed Transceivers	Transmits data into or receives data from optical fiber and includes SFP+ and XFP modules for 10Gbps, and CFP modules for 40Gbps and 100Gbps, with transmission distances up to 80 km.

Athermal Arrayed Waveguide Gratings (AWG)	Combines or separates up to 88 different optical wavelengths on a single optical fiber and does not require active stabilization against ambient temperature variations. Supports channel spacings of 50GHz and 100GHz. Products are also available in module and shelf configurations.

ROADMs and OADMs	Optical add and drop multiplexers (OADM) that dynamically or statically remove or add individual optical wavelengths from a single optical fiber and include reconfigurable OADM (ROADM) and variable optical attenuator multiplexer (VMUX) configurations with up to 48 channels. Products are also available in module and shelf configurations.

Access

Access refers to the ability to provide high-bandwidth connections to more devices and people over fixed and wireless networks. We offer a portfolio of products for wireless backhaul applications, fiber-to-the-home network standards and point to point networks, shown below.

Product Category	Product Description
Optical Line Terminals	Central office equipment which connects up to 64 users to the fiber optic network and includes products for GEPON and GPON systems as well as next generation 10GEPON and NGPON networks operating at 10Gbps.

Transceivers	Transmits data into or receives data from optical fiber for wireless backhaul and point to point applications and includes transceivers for 3G and LTE wireless backhaul and compact SFP transceivers for point to point networks.

Product Category	Product Description
Athermal AWGs and Splitters	Products for outdoor use connecting up to 64 end users to a single optical fiber which include splitters with split ratios ranging from 1x4 to 2x64 and AWGs for use in WDM-PON systems. Products do not require active compensation for temperature changes.

Other Telecom

Other telecom products refer to products that are used in other broadly deployed telecommunication systems.

Product Category	Product Description
Sonet/SDH Transceivers	Transmits data into or receives data from optical fiber and includes SFP, SFF and SC modules that transmit data at 2.5 Gbps and below.

Thermal Arrayed Waveguide Gratings (AWG)	Combines or separates up to 88 different optical wavelengths on a single optical fiber and requires active stabilization against ambient temperature variations and channel spacings of 50GHz and 100GHz. Products are also available in module and shelf configurations.

Variable Optical Attenuators	Adjusts the power of a signal in an optical fiber utilizing micro electro-mechanical systems, or MEMS, for attenuator control and offer low optical signal loss, low polarization and low wavelength dependence.

Customers

We focus on a global customer base of network equipment vendors and their affiliates that we refer to as our Tier 1 customers. These customers include:

• ADVA AG Optical Networking Ltd. • Alcatel-Lucent SA • Ciena Corporation • Cisco Systems, Inc. • ECI Telecom Ltd.	• Telefonaktiebolaget LM Ericsson • FiberHome Technologies Group • Fujitsu Limited • Huawei Technologies Co., Ltd. • Juniper Networks, Inc.	• Mitsubishi Electric Corporation • NEC Corporation • Nokia Siemens Networks B.V. • ZTE Corporation

We also sell our products to numerous other customers globally.

We calculate the percentage of our total revenue attributable to specific customers based on sales to the customers that qualified our products. In 2011, 2010 and 2009, our ten largest customers accounted for 91%, 92% and 91%, respectively, of our total revenue. In 2011, 2010 and 2009, sales to Huawei Technologies accounted for 51%, 50% and 56%, respectively, of our total revenue. We focus on increasing our penetration of our Tier 1 customers by adding design wins across our product families. Additionally, we plan to continue to develop relationships and achieve design wins with new and existing high-growth customers.

Sales and marketing

We operate a sales model that focuses on alignment with our customers through coordination of our sales, product engineering and manufacturing teams. Our sales and marketing organizations support our strategy of increasing product penetration with our Tier 1 customers while also serving our broader customer base. Our sales cycles typically require a significant amount of time and a substantial expenditure of resources before we can realize revenue from the sale of products. The length of our sales cycle, from initial request to design win, is typically 6 to 12 months for an existing product and 18 months or longer for a new product.

We use a global direct sales force based in North America, Europe and Middle East and Asia, including China. These individuals work with our product engineers, and product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs. We believe that these collaborative engineering activities provide us insight into our customers’ broader and longer term needs. We expect to continue to add sales and related support personnel as we grow our business.

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

Research and development

We have new product development and product sustaining engineering teams in San Jose and Fremont, California, also called the Silicon Valley, and in Shenzhen and Wuhan, China. In our Silicon Valley facilities, we conduct PIC research, development and product roadmap definitions. In our Shenzhen facilities, we conduct new product development, manufacturing and process engineering, quality control and continuous improvement and cost reduction relating to product manufacturing, assembly and test. In our Wuhan facility, we conduct new product development. In addition, in 2011, we established a design and sourcing center in Tokyo, Japan. We have invested and expect to continue to invest significant time and capital into our research and development operations. Research and development expenses were $30.9 million, $21.0 million and $16.5 million in 2011, 2010 and 2009, respectively.

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

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights and trade secret laws. We have filed applications for patents to protect certain of our intellectual property in the U.S. and in other countries, including Australia, Japan, Korea, China, Taiwan and certain countries in the European Union. As of December 31, 2011, we had 356 issued patents, expiring between 2013 and 2029, covering various aspects of our technologies. We believe our patents and other intellectual property rights have value, but we do not consider any single patent to be essential to our business. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and through the use of appropriate confidentiality agreements.

Because our U.S. patents do not afford any intellectual property protection in China, where we have substantial operations, we also seek to secure, to the extent possible, intellectual property protections in China. While we have issued patents and pending patent applications in China, portions of our intellectual property portfolio are not yet protected by patents in China. Moreover, the level of protection afforded by patent and other laws in China may not be comparable to that afforded in the U.S. See “Risk factors—Risks related to our business—If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operation could be materially harmed.”

Our portfolio of patents and patent applications covers a range of intellectual property, including without limitation PIC fabrication and design, hybrid PIC integration, large scale integration for optical circuit designs, and methods and apparatus for assembly and packaging.

We seek to protect our intellectual property rights by having our employees and independent consultants enter into confidentiality and inventions assignment agreements when they join us. Additionally, we enter into non-disclosure agreements with other third parties who may have access to our proprietary technologies and information.

In addition, we have registered the trademark “NeoPhotonics” in the U.S.

Manufacturing, assembly and test

We have manufacturing operations in the U.S. and China. Our wafer fabrication operations are located in our San Jose and our Fremont, California facilities and include chip design, clean room fabrication, integration and related facilities for PICs. Our manufacturing, assembly and test operations are located in our Shenzhen, China area facilities, and include clean room fabrication, general manufacturing and assembly and test operations utilizing production expertise and cost-effective volume capabilities. Our operations in Shenzhen have primary responsibility for assembly and test of our PIC-based products. We have quality control processes and quality management methods in our internal manufacturing operations. Certain of our products are designed and qualified to meet applicable Telcordia Technologies, Inc., TÜV SÜD America Inc. and Underwriters Laboratories Inc. standards. Our manufacturing facilities in Shenzhen are third-party certified to TL 9000, ISO 9001, ISO 14001 and OHSAS 18000 standards and our facilities in San Jose are certified to ISO 9001 standards. We also use contract manufacturers from time to time for the production of some of our products.

We use suppliers from the U.S., China, Japan and other locations. Although there are multiple sources for most of the component parts of our products, some components are sourced from single or, in some cases, limited sources. For example, various types of adhesives are sourced from various manufacturers which presently are sole sources for these particular adhesives. We typically do not have written agreements with any of these component manufacturers to guarantee the supply of the key components used in our products.

Backlog

Sales of our products generally are made pursuant to purchase orders, often with short lead times. These purchase orders are typically made without deposits and are often subject to revision or cancellation. The quantities actually purchased by our customers, as well as the shipment schedules, are frequently revised to reflect changes in our customers’ needs and in our supply of products. Because of the possibility of changes in delivery or acceptance schedules, cancellations, modifications or price reductions with limited or no penalties, we do not believe that backlog is a firm or reliable indicator of our future revenue and do not rely on backlog to manage our business or evaluate our performance. Changes in the amount of our backlog do not necessarily reflect a corresponding change in the level of actual or potential sales.

Financial Information by Geographic Region

For information regarding our revenue and long-lived assets by geographic region, see Note 17 to the Consolidated Financial Statements. For risks relating to our operations see “Item 1A. Risk Factors” and particularly the risks under the caption “Risks related to our operations in China” and the risk factors “Our future results of operations may be subject to volatility as a result of exposure to fluctuations in foreign exchange rates, primarily the Chinese Renminbi (RMB)/U.S. dollar exchange rate”, “We face a variety of risks associated with international sales and operations” and “We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets”.

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

We believe we compete favorably with respect to these factors. We believe our principal competitors include Finisar Corporation, JDS Uniphase Corporation, NTT Electronics Corporation, Source Photonics, Inc., Emcore Corporation and Sumitomo Electric Device Innovations, Inc. We also compete with various other companies.

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

Employees

As of December 31, 2011, we had 2,565 employees, of which 169 employees were based in our corporate headquarters in San Jose, California, 119 were based in Fremont, California, 2,271 were based in Shenzhen, China, and 6 were based in Japan. As of that date, we had 114 employees in sales and marketing, 367 employees in research and development, 1,924 employees in manufacturing and operations and 160 employees in general and administrative functions.

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

Additionally, increasing efforts to control emissions of greenhouse gases, or GHG, may also impact us. For example, our semiconductor manufacturing operations in California use perfluorocarbons, which are classified as a high global warming potential greenhouse gas. Under California’s recently enacted Global Warming Solutions Act, we designed and installed additional pollution control equipment at our San Jose, California, manufacturing plant to reduce our perfluorocarbon emissions beginning in 2012. As of December 31, 2011, our San Jose and Fremont, California, manufacturing facilities are in compliance with the Global Warming Solutions Act. In the U.S., the Environmental Protection Agency has announced a finding relating to GHG emissions that may result in promulgation of federal GHG air quality standards. The U.S. Congress has considered various options, including a cap and trade system which would impose a limit and a price on GHG emissions and establish a market for trading GHG credits. China has recently agreed to join the Copenhagen Climate Accord, a voluntary (and non-binding) GHG agreement. Globally, negotiations for a treaty to succeed the 1997 Kyoto Protocol Treaty are ongoing, and it is not yet known whether (or on what terms) agreement will be reached on a successor treaty. Additional restrictions, limits, taxes, or other controls on GHG emissions could significantly increase our operating costs and, while it is not possible to estimate the specific impact any final GHG regulations will have on our operations, there can be no assurance that these measures will not have significant additional impact on us. In addition, some of our operations might be affected by the physical impacts of climate change. For example, some of our facilities are located in coastal areas that might be vulnerable to changes in sea level.

Available Information

We file electronically with the U.S. Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.neophotonics.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.

ITEM 1A.	RISK FACTORS

Risks related to our business

We have a history of losses which may continue in the future.

We have a history of losses and we may incur additional losses in future periods. As of December 31, 2011, our accumulated deficit was $230.6 million. We also expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our manufacturing facilities and research and development operations.

Customer demand is difficult to accurately forecast and, as a result, we may be unable to optimally match production with customer demand, which could adversely affect our business and financial results.

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

We are dependent on Huawei Technologies and our other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In 2011, our largest customer, Huawei Technologies, represented 50.7% of our total revenue and our top ten customers represented 90.6% of our total revenue. As a result, the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations. For instance, in the three months ended September 30, 2011, demand from Huawei Technologies was lower than expected, which adversely affected our revenue for such period. Adverse events affecting our customers could also adversely affect our revenue and results of operations (for instance, in 2009, the filing of a voluntary petition for bankruptcy protection by one of our customers, Nortel Networks Limited, has prevented us from timely collection of our accounts receivable from that customer). In addition, network equipment vendors serving the communications networks industry may continue to consolidate, and we may not be able to offset any potential decline in revenue arising from consolidation of our existing customers with revenue from new customers.

We are under continuous pressure to reduce the prices of our products, which may adversely affect our gross margins.

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

Increasing costs may adversely impact our gross margins.

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

If spending for communications networks does not continue to grow as expected, our business and financial results may suffer.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations. For instance, we could experience a disruption in our fabrication facilities for our PIC products due to any number of reasons, such as equipment failure, contaminated materials or process deviations, which could adversely impact manufacturing yields or delay product shipments. As a result, we could incur additional costs that would adversely affect our gross margin, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenue, competitive position and reputation.

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

We will initially depend upon an outside contract manufacturer for a portion of the manufacturing process for our Santur products. Our operations and revenue related to these products could be adversely affected if we encounter problems with this contract manufacturer.

In October 2011, we acquired Santur, a designer and manufacturer of InP-based PIC products. Although almost all of our other products are manufactured internally, we will initially rely upon a contract manufacturer in Malaysia to produce the finished portion of our Santur products. Our reliance on a contract manufacturer for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality/controls and costs. For instance, recently our contract manufacturer has been unable to meet all of our customer demand in a timely fashion. If these issues continue, they could have a materials adverse effect on the revenue from our Santur products. If the contract manufacturer for our Santur products were unable or unwilling to manufacture our Santur products in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to our internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our Santur products would require us to reduce our supply of Santur products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these Santur products and cause us to forego potential revenue opportunities.

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

We must continually achieve new design wins and enhance existing products or our business and future revenue may be harmed.

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

Our success and ability to implement our business strategy depends upon the continued contributions of our senior management team and others, including our technical and operations employees. Our future success depends, in part, on our ability to attract and retain key personnel, including our senior management and others, and on the continued contributions of members of our senior management team and key technical and operations personnel, each of whom would be difficult to replace. The loss of services of members of our senior management team or key personnel or the inability to continue to attract and retain qualified personnel could have a material adverse effect on our business. Competition for highly skilled technical and operations people where we operate is extremely intense, and we continue to face challenges identifying, hiring and retaining qualified personnel in many areas of our business. If we fail to retain our senior management and other key personnel or if we fail to attract additional qualified personnel, our business could suffer.

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

While we rely on many suppliers, there are a few which, if they stopped, decreased or delayed shipments to us, it could have an adverse effect on our business and financial results.

We depend on a limited number of suppliers for certain components and materials we have qualified to use in the manufacture of certain of our products. Some of these suppliers could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality, consistency, or business continuity issues, such as a disruption relating to the earthquake and tsunami in Japan. Some of these components and materials are available only from a sole source, or have been qualified only from a single source, although other sources may exist. For example, we use various types of adhesives that are sourced from various manufacturers, which presently are sole sources for these particular adhesives. Furthermore, there are a limited number of entities from which we could obtain certain other components and materials. We may also face component shortages if we experience increased demand for components beyond what our qualified suppliers can deliver. We have experienced component shortages from certain key suppliers, which has resulted and, if this occurs in the future, may result in an inability to meet customer demand, higher purchasing costs, or both. Although we engage in various actions to mitigate the impact of these shortages, any inability on our part to obtain sufficient quantities of critical components at reasonable costs could adversely affect our ability to meet demand for our products, which could cause our revenue, results of operations, or both to suffer.

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

Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. We have applied for patent registrations in the U.S. and in other foreign countries, some of which have been issued. In addition, we have registered the trademark “NeoPhotonics” in the U.S. We cannot guarantee that our pending applications will be approved by the applicable governmental authorities. Moreover, our existing and future patents and trademarks may not be sufficiently broad to protect our proprietary rights or may be held invalid or unenforceable in court. A failure to obtain patents or trademark registrations or a successful challenge to our registrations in the U.S. or other foreign countries may limit our ability to protect the intellectual property rights that these applications and registrations intended to cover.

Policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation, unauthorized use or other infringement of our intellectual property rights. Further, we may not be able to effectively protect our intellectual property rights from misappropriation or other infringement in foreign countries where we have not applied for patent protections, and where effective patent, trademark, trade secret and other intellectual property laws may be unavailable, or may not protect our proprietary rights as fully as U.S. law. Particularly, our U.S. patents do not afford any intellectual property protection in China, Japan, Canada or Malaysia, where we have company operations. We seek to secure, to the extent possible, comparable intellectual property protections in China and other areas in which we operate. However, while we have issued patents and pending patent applications in China, portions of our intellectual property portfolio are not yet protected by patents in China. Moreover, the level of protection afforded by patent and other laws in China may not be comparable to that afforded in the U.S.

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

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the U.S. District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and us, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the co-defendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products in the U.S. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers and, therefore, are being utilized in such digital diagnostic standards. On March 23, 2010, we filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims asserting that Finisar has violated state and federal competition laws and violated its obligations to license on reasonable and non-discriminatory terms. On May 5, 2010, the court dismissed without prejudice all co-defendants (including us) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each co-defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against us. We and Finisar had agreed to a 90 day tolling of our respective claims and not to refile any claims against each other until one or more specified events occur resulting in the partial or complete resolution of the litigation between Source Photonics and Finisar. On September 10, 2010, Source Photonics and Finisar settled their lawsuit, commencing the tolling period, which expired in early December 2010.

In January 2011, we and Finisar agreed to toll our respective claims and not to refile the originally asserted claims against each other until at least 90 days after one or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. In December 2011, Oplink and Finisar settled their lawsuit, commencing the tolling period, which has been extended to expire on April 30, 2012. As a result, Finisar will be permitted to bring a new lawsuit against us on or after April 30, 2012 if it chooses to do so, and we will be able to bring new claims against Finisar on or after May 7, 2012. If we are unsuccessful in our defense of the Finisar patent infringement claims, a license to use the allegedly infringing technology may not be available to us at all, and if it is, it may not be available on commercially reasonable terms and therefore may limit or preclude us from competing in the market for optical transceivers in the U.S., which may have a material adverse effect on our results of operations and financial condition, and otherwise materially harm our business.

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

If we fail to obtain the right to use the intellectual property rights of others which are necessary to operate our business, and to protect their intellectual property, our business and results of operations will be adversely affected.

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

If we fail to adequately manage our long-term growth and expansion requirements, our business and financial results will suffer.

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

Natural disasters, terrorist attacks or other catastrophic events could harm our operations and our financial results.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, the recent floods in Thailand and the 2011 earthquakes, tsunami and subsequent crisis relating to nuclear power facilities in Japan may adversely impact our revenue from customers located in Thailand and Japan and/or our ability to source parts from companies located in Thailand and Japan. In addition, the combined effects of these natural disasters have created significant uncertainty, and it is possible that these events could result in continued reduced end user demand due to the economic impact to Thailand and Japan and potentially the global economy; a slowdown of business or inability to manufacture products by our customers or others in the industry that are located in Thailand and/or Japan; a disruption to the global supply chain for products manufactured in Thailand and/or Japan that are included in the products either by us or by our customers; a disruption to manufacturing resulting from power shortages or other rationing of inputs to production; an increase in the cost of products that we purchase due to reduced supply; and other unforeseen impacts as a result of the uncertainty in Thailand and Japan.

Similarly, our worldwide operations could be subject to secondary effects of natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, the recent flooding in Thailand may adversely impact our revenue. While we do not have contract manufacturing in Thailand and we do not source materials or components from Thailand, our customers do. Therefore the combined effect of the flooding on other suppliers and potential for resulting shortage of such materials to our customers could adversely impact our customers’ ability to assemble and ship their products, thereby reducing near term need for products that they buy from us. The combined effects of the flooding increases uncertainty about demand and could result in reduced customer demand in the near and intermediate term.

In addition, our corporate headquarters and wafer fabrication facility in Silicon Valley, California and our Tokyo, Japan facility are located near major earthquake fault lines, and our manufacturing facilities are located in Shenzhen, China, an area that is susceptible to typhoons. Further, a terrorist attack, including one aimed at energy or communications infrastructure suppliers, could hinder or delay the development and sale of our products. In the event that an earthquake, tsunami, typhoon, terrorist attack or other natural or man-made catastrophe were to destroy any part of our facilities, destroy or disrupt vital infrastructure systems or interrupt our operations or the facilities or operations of our suppliers or customers for any extended period of time, our business, financial condition and results of operations would be materially and adversely affected. We are not insured against many natural disasters, including earthquakes.

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

We have pursued and may continue to pursue acquisitions. Acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary businesses, products, services or technologies that we believe could accelerate our ability to compete in our existing markets or allow us to enter new markets. Any of these transactions could be material to our financial condition and results of operations. For instance, in October 2011, we completed the acquisition of Santur, a designer and manufacturer of InP -based PIC products. If we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

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

•	risks of entering new markets in which we have limited or no experience;

•	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products;

•	exposure to environmental liabilities that have not yet been discovered associated with acquired businesses’ facilities;

•	expenses, distractions and actual or threatened claims or litigation resulting from acquisitions, whether or not they are completed;

•	inability to generate sufficient revenue to offset increased expenses association with any acquisition;

•	the incurrence of debt to provide capital for any cash-based acquisitions;

•	dilutive effect on our stock as a result of any equity-based acquisitions; and

•	in the event of international acquisitions, risks associated with accounting and business practices that are different from applicable U.S. practices and requirements.

The failure to successfully evaluate and execute acquisitions or otherwise adequately address these risks could materially harm our business and financial results.

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

Failure to realize the anticipated benefits from our acquisition of Santur may affect our future results of operations and financial condition.

The successful integration of Santur’s operations and products will require integrating commercial operations and personnel into our existing infrastructure. If there are delays in our efforts to integrate the Santur business, the anticipated benefits of the transaction may not be realized or may take longer to realize than expected. The anticipated benefits of the acquisition could be materially reduced by a number of factors, including the following:

•	the future revenue and gross margins of the Santur products may be materially different from those we originally anticipated;

•	we could incur material unanticipated expenses;

•	the Santur products may not achieve the performance levels or specifications required by our customers;

•	we could have difficulty integrating and managing Santur’s international business locations in places where we did not previously have a business presence, including Malaysia and Canada;

•	claims or lawsuits may arise from the acquisition transaction or from Santur’s previous business operations;

•	we may experience negative reactions from Santur customers, employees and suppliers;

•

we may experience difficulties in implementing effective internal controls over financial reporting as part of our integration of Santur, which was historically a private company and not subject to the internal control requirements of a public company; and

•	potential growth, expected financial results, perceived synergies and anticipated opportunities may not be realized through the ongoing integration of our and Santur’s businesses.

The occurrence of any or all of these events may have an adverse effect on our business and results of operations.

Potential changes in our effective tax rate could negatively affect our future results.

We are subject to income taxes in the U.S., China and other various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses and the valuation of deferred tax assets and liabilities, including our ability to utilize our net operating losses. Increases in our effective tax rate could negatively affect our results of operations.

Our future results of operations may be subject to volatility as a result of exposure to fluctuations in foreign exchange rates, primarily the Chinese Renminbi (RMB)/U.S. dollar exchange rate.

We are exposed to foreign exchange risks. Foreign currency fluctuations may adversely affect our revenue and our costs and expenses, and hence our results of operations. A substantial portion of our business is conducted through our subsidiaries based in China, whose functional currency is the RMB. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since July 21, 2005, the RMB has no longer been pegged solely to the value of the U.S. dollar. Instead, the RMB is now pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 0.5% each day. This change in policy has resulted in approximately 24% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2011. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which may result in a further and more significant appreciation of the RMB against the U.S. dollar. In the long term, the RMB may appreciate or depreciate significantly in value against the U.S. dollar, depending upon the fluctuation of the basket of currencies against which it is currently valued, or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the RMB against the U.S. dollar.

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

While we generate the majority of our revenue in RMB, conversely, a majority of our operating expenses are in U.S. dollars. Therefore, depreciation in the RMB against the U.S. dollar would adversely impact our revenue upon translation to U.S. dollars, but the positive impact on operating expenses would be less. This would result in an overall adverse effect on our results of operations and financial position. For example, for the year ended December 31, 2011, a 10% depreciation in RMB against the U.S. dollar would have resulted in an $11.2 million decrease in our revenue and a $0.7 million increase in our net loss for the period. Comparatively, for the year ended December 31, 2010, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $10.6 million decrease in our revenue and a $1.3 million decrease in our net income for the period.

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

We face a variety of risks associated with international sales and operations, which if not adequately managed could adversely affect our business and financial results.

We currently derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations is based in Shenzhen, China as well as our having additional operations in Japan, Canada and a contract manufacturing relationship in Malaysia. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products, especially laser-dependent products (including those we recently acquired in the Santur acquisition). In some cases, it is possible that export licenses would be required from U.S. government agencies for some of our products in accordance with various statutory authorities, including but not limited to the International Traffic in Arms Regulations, the Export Administration Act of 1979, the International Emergency Economic Powers Act of 1977, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 and various country-specific trade sanctions legislation. In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products. We may not be successful in obtaining the necessary export and import licenses. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to export or sell our products or to obtain any required licenses would adversely affect our business, financial condition and results of operations.

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

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. Beginning with the year ended December 31, 2011, we are required to comply with the internal control requirements of the Sarbanes-Oxley Act of 2002. In addition, we may experience difficulties in implementing effective internal controls over financial reporting as part of our integration of Santur. Santur has historically been a private company and not subject to the internal control requirements of a public company.

If a material misstatement occurs in the future, we may fail to meet our future reporting obligations, we may need to restate our financial results and the price of our common stock may decline. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in the implementation, our business and operating results may be harmed and we may fail to meet our financial reporting obligations. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that is now applicable to us under the rules of the Securities and Exchange Commission, or the SEC. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Covenants in our credit facilities may limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic or industry conditions.

We have lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the U.S., and our subsidiaries in China have line of credit arrangements. Our U.S. loan and security agreement requires us to maintain certain financial covenants, including a liquidity ratio, and restricts our ability to take certain actions such as incurring additional debt, paying dividends, or engaging in certain transactions like mergers and acquisitions, investments and asset sales. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under our U.S. loan and security agreement with Comerica Bank are secured by substantially all of our U.S. assets other than intellectual property assets, which limits our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

We may be unable to utilize our net operating loss carryforwards to reduce our income taxes, which could adversely affect our future financial results.

As of December 31, 2011, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $191.1 million and $134.6 million, respectively. If not utilized, these NOL carryforwards will expire beginning in 2012. The utilization of the NOL and tax credit carryfowards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized.

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

In some instances, we rely on third-party sales representatives to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future revenue.

Although we primarily sell our products through direct sales to systems vendors, we also sell our products to some of our customers through third-party sales representatives. Many of our third-party sales representatives also market and sell competing products from our competitors. Our third-party sales representatives may terminate their relationships with us at any time, or with short notice. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If our current third-party sales representatives fail to perform as expected, our revenue and results of operations could be harmed.

We are subject to environmental, health and safety laws and regulations, which could subject us to liabilities, increase our costs, or restrict our business or operations in the future.

Our manufacturing operations and our products are subject to a variety of federal, state, local and international environmental, health and safety laws and regulations in each of the jurisdictions in which we operate or sell our products. These laws and regulations govern, among other things, air emissions, wastewater discharges, the handling and disposal of hazardous substances and wastes, soil and groundwater contamination, employee health and safety, and the use of hazardous materials in, and the recycling of, our products. Our failure to comply with present and future environmental, health or safety requirements, or the identification of contamination, could cause us to incur substantial costs, including cleanup costs, monetary fines, civil or criminal penalties, or curtailment of operations. In addition, the enactment of more stringent laws and regulations, or other unanticipated events could restrict our ability to expand our facilities, require us to install costly pollution control equipment or incur other additional expenses, or require us to modify our manufacturing processes or the contents of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, increasing efforts to control emissions of greenhouse gases, or GHG, may also impact us. For example California’s recently enacted Global Warming Solutions Act will require us to design and install additional pollution control equipment at our San Jose, California, manufacturing plant. Additional climate change or GHG control requirements are under consideration at the federal level in the U.S. and in China. Additional restrictions, limits, taxes, or other controls on GHG emissions could increase our operating costs and, while it is not possible to estimate the specific impact any final GHG regulations will have on our operations, there can be no assurance that these measures will not have significant additional impact on us.

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

Risks related to our operations in China

Our business operations conducted in China are critical to our success. A total of $129.4 million, or 64%, of our revenue in 2011 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our property, plant and equipment, 56% as of December 31, 2011, is located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has experienced higher costs due to increased wages. We were required to pay additional employee benefits taxes beginning in late 2010 and were subject to an increase in the minimum wage for hourly workers beginning in 2011. We expect that we will be required to increase wages and/or be subject to further increase in personnel costs on taxes in the future due to market conditions and/or government mandates. If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

The termination, expiration or unavailability of our preferential income tax treatment in China may have a material adverse effect on our operating results.

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, our subsidiaries in China enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our subsidiaries in China may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Currently, we have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential rate applied to 2011, 2010 and 2009. We realized benefits from this 10% reduction in tax rate of $0.4 million, $1.7 million and $1.0 million for 2011, 2010 and 2009, respectively. Our 15% preferential tax rate expired in December 2011. We have reapplied for the preferential rate for 2012 and future years and our application is currently under review. If approved, the income tax rate will remain at 15%, otherwise, we anticipate that our income tax rate in China will be approximately 25% for 2012 and thereafter.

Our subsidiaries in China are subject to restrictions on dividend payments, on making other payments to us or any other affiliated company, and on borrowing or allocating tax losses among our subsidiaries.

Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital. As of December 31, 2011, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. The statutory common reserves are not distributable as cash dividends except in the event of liquidation. In addition, current Chinese regulations prohibit inter-company borrowings or allocation of tax losses among subsidiaries in China. Further, if our subsidiaries in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Accordingly, we may not be able to move our capital easily, which could harm our business.

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

Our operations in China are governed by Chinese laws and regulations. Our subsidiaries in China are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. China’s legal system is a civil law system based on written statutes. Unlike common law systems, it is a legal system where decided legal cases have limited value as precedents. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully-integrated legal system, and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection under contracts or law. However, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contract terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we would receive compared to more developed legal systems. In addition, protections of intellectual property rights and confidentiality in China may not be as effective as in the U.S. or other countries or regions with more developed legal systems. Furthermore, the legal system in China is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. All the uncertainties described above could limit the legal protections available to us.

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

If the Chinese government determines that we failed to obtain approvals of, or registrations with, the requisite Chinese regulatory authority with respect to our current and past import and export of technologies, we could be subject to sanctions, which could adversely affect our business.

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

Chinese companies have historically not adopted a western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. Most of our middle and top management staff in China are not educated and trained in the western system, and we may have difficulty hiring new employees in China with experience and expertise relating to accounting principles generally accepted in the U.S. and U.S. public-company reporting requirements. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. public-company reporting requirements. We may, in turn, experience difficulties in maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. This may result in material weaknesses in our internal controls which could impact the reliability of our consolidated financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act. Any such material weaknesses or lack of compliance with SEC rules and regulations could result in restatements of our historical consolidated financial statements, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded. This could lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a material adverse effect on our reputation and business.

See also the risk factor “If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.”

Our subsidiaries in China are subject to Chinese labor laws and regulations. Recently enacted Chinese labor laws may increase our operating costs in China, which could adversely affect our financial results.

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

From time to time, the Chinese government has implemented requirements to increase the minimum wage for employees in China. These requirements have resulted in the past, and may result in the future, in higher employee costs for our personnel in China. For example, the minimum wage in Shenzhen, China increased by 20% in April 2011. We were required to increase wages to comply with these requirements and it may be necessary for us to increase wages more than the minimum wage adjustment requires due to market conditions or additional government mandates. If labor costs in China continue to increase, our gross margins, profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with personnel costs or manufacturing in traditionally higher cost countries may be diminished. These newly introduced laws and regulations may materially increase the costs of our operations in China.

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

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations in the future. In addition, a significant amount of our operating expenses is relatively fixed in nature due to our internal manufacturing, research and development, sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Moreover, our results of operations may not meet our announced guidance or the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly. There can be no assurance that we will be able to successfully address these risks.

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

As of February 29, 2012, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 21.8 % of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

Our properties consist primarily of owned and leased office and manufacturing facilities. Our corporate headquarters are located in San Jose, California and our manufacturing facilities are located in Shenzhen, China. The following schedule presents the approximate square footage of our facilities as of December 31, 2011:

Location	Square Feet	Commitment and Use
San Jose, California	63,526	Leased; 2 buildings, 24,212 square feet expiring in October 2015 and 39,314 square feet expiring in October 2019. Used for corporate headquarters offices and wafer fabrication.

Fremont, California	53,175	Leased; 2 buildings, 19,175 square feet expiring in June 2016 and 34,000 square feet expiring in June 2016. Used for wafer fabrication and research and development.

Shenzhen, China	236,715	Owned; 1 building and 1 floor of a building. Used for manufacturing, research and development, and sales and marketing.

Shenzhen, China	131,816	Leased; 4 buildings, expiring on various dates ranging from March 2012 to February 2013. Used for staff dormitory.

Dongguan, China	84,217	Leased; 1 building and 5 floors, 56,737 square feet expiring in May 2014 and 27,480 square feet expiring in May 2015. Used for manufacturing.

In addition, we lease a number of smaller offices in China, Japan and Canada for warehouse, manufacturing, research and other functions.

ITEM 3.	LEGAL PROCEEDINGS

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

Finisar Corporation v. Source Photonics, Inc., et al.

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the U.S. District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., OplinkCommunications, Inc. and us, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the co-defendants’ respective manufacture, importation, use, sale or offer to sell certain optical transceiver products in the U.S. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers, and, therefore, are being utilized in such digital diagnostic standards. On March 23, 2010, we filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims asserting that Finisar has violated state and federal competition laws and violated its obligations to license on reasonable and non-discriminatory terms. On May 5, 2010, the court dismissed without prejudice all co-defendants (including us) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each co-defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against us. We and Finisar had agreed to a 90 day tolling of our respective claims and not to refile any claims against each other until one or more specified events occur resulting in the partial or complete resolution of the litigation between Source Photonics and Finisar. On September 10, 2010, Source Photonics and Finisar settled their lawsuit, commencing the tolling period, which expired in early December 2010.

In January 2011, we and Finisar agreed to toll our respective claims and not to refile the originally asserted claims against each other until at least 90 days after one or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. In December 2011, Oplink and Finisar settled their lawsuit, commencing the tolling period, which has been extended to expire on April 30, 2012. As a result, Finisar will be permitted to bring a new lawsuit against us on or after April 30, 2012 if it chooses to do so, and we will be able to bring new claims against Finisaron or after May 7, 2012. If we are unsuccessful in our defense of the Finisar patent infringement claims, a license to use the allegedly infringing technology may not be available to us at all, and if it is, it may not be available on commercially reasonable terms and therefore may limit or preclude us from competing in the market for optical transceivers in the U.S., which may have a material adverse effect on our results of operations and financial condition, and otherwise materially harm our business.

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

ITEM 4.	MINE SAFETY

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 2, 2011, the effective date of our Registration Statement on Form S-1 (File No. 333-166096), our common stock began to trade on the New York Stock Exchange under the symbol “NPTN”. Prior to that time, there was no public market for our common stock. As of February 29, 2012, there were approximately 258 holders of record of our common stock (not including beneficial holders of our common stock holder in street names). We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, consent from our existing credit facility lender in the U.S., and other factors our board of directors may deem relevant.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
February 2, 2011 through March 31, 2011	$20.94	$8.29

April 1, 2011 through June 30, 2011	$12.18	$6.18

July 1, 2011 through September 30, 2011	$8.20	$5.46

October 1, 2011 through December 31, 2011	$6.90	$3.63

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on February 2, 2011 (the first trading day of NeoPhotonics Corporation common stock) in (i) our common stock, (ii) the S&P 500 Index and (iii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically state that such graph and related information are incorporated by reference into such filing.

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

We used a portion of our net proceeds to repay a portion of our outstanding indebtedness, make investments in available-for-sale securities, and acquire Santur. We intend to use our remaining net proceeds from the offering for working capital, to continue to expand our existing business, acquire complementary businesses, and general corporate purposes. Accordingly, our management will have broad discretion in the application of our net proceeds from the offering, and investors will be relying on management’s judgment regarding the application of these net proceeds. We also may use a portion of our net proceeds from the offering to acquire complementary businesses, products, services or technologies, but we currently have no agreements or commitments relating to any material acquisitions. We may also use a portion of our net proceeds to repay a portion of our outstanding indebtedness. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

We derived the consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

In the fourth quarter of 2011, we initiated a plan to sell a component of our business, Shenzhen Photon Broadband Technology Co., Ltd. (Broadband), a subsidiary in China. As such, the net assets of Broadband are classified as held-for-sale in our consolidated balance sheets and the results of operations associated with Broadband are presented as discontinued operations in our consolidated statements of operations for all periods presented.

	Years ended December 31,
Consolidated Statement of Operations Data:	2011 (1)	2010	2009	2008	2007
	(in thousands, except share and per share data)
Revenue	$201,029	$177,679	$145,286	$120,869	$84,494
Cost of goods sold	150,944	123,373	106,833	100,075	75,957

Gross profit	50,085	54,306	38,453	20,794	8,537
Operating expenses:
Research and development	30,855	20,962	16,545	20,480	22,053
Sales and marketing	11,686	9,078	7,634	8,837	8,248
General and administrative	21,900	16,628	14,673	13,798	12,677
Amortization of purchased intangible assets	994	1,144	1,137	1,665	1,826
Adjustment to fair value of contingent consideration (2)	(1,287)	0	0	0	0
Goodwill impairment charges (3)	13,106	0	0	0	0
Asset impairment charges (4)	0	0	1,233	4,047	6,138
Restructuring charges (5)	1,297	0	0	1,383	0

Total operating expenses	78,551	47,812	41,222	50,210	50,942

Income (loss) from operations	(28,466)	6,494	(2,769)	(29,416)	(42,405)

Interest income	407	187	340	433	1,479
Interest expense	(422)	(612)	(873)	(1,480)	(1,186)
Other income (expense), net	14,246	(108)	(60)	524	464
Interest and other income (expense), net (6)	14,231	(533)	(593)	(523)	757
Benefit from (provision for) income taxes	(1,155)	(2,289)	(1,465)	1,579	(55)

Income (loss) from continuing operations	(15,390)	3,672	(4,827)	(28,360)	(41,703)

Basic and diluted net income (loss) per share from continuing operations attributable to NeoPhotonics Corporation common stockholders: (7)	$(1.45)	$0.00	$(2.60)	$(14.96)	$(22.47)

	Years ended December 31,
Consolidated Balance Sheet Data:	2011	2010	2009	2008	2007
	(in thousands)
Cash and cash equivalents	$32,321	$24,659	$41,781	$27,248	$11,862
Restricted cash	3,227	2,828	2,609	1,516	1,652
Short-term investments	54,063	0	0	0	4,112
Working capital (8)	124,199	44,129	44,167	30,583	26,012
Net assets held for sale	173	1,932	1,910	4,748	4,125
Total assets	277,049	172,495	162,248	154,776	167,116
Long-term debt (including current portion)	27,166	8,836	8,147	17,740	13,970
Redeemable convertible preferred stock (9)	0	211,541	205,450	196,430	164,789
Common stock and additional paid-in capital (9)	392,854	93,354	91,899	91,281	90,714
Total equity (deficit)	173,654	(109,638)	(119,582)	(113,023)	(88,285)

(1)	We acquired Santur on October 12, 2011 and its results of operations are included from the date of acquisition.
(2)	In connection with our acquisition of Santur, we may be required to pay an earn out of up to an additional $7.5 million in cash, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration was measured at the date of acquisition and is subject to remeasurement each reporting period.
(3)	Due to the decrease in our market capitalization as of the end of the fourth quarter of 2011, we determined that the indicators of impairment existed and that the carrying value of our goodwill was not recoverable. As a result, we recorded a goodwill impairment charge of $13.1 million, of which $8.8 million was related to the acquisition of Santur in October 2011.
(4)	In 2007, we recorded asset impairment charges relating to goodwill of $5.9 million and intangible assets of $0.2 million, both relating to our acquisition of BeamExpress Inc. in 2006. In 2008, we recorded asset impairment charges relating to intangible assets of $3.3 million and property and equipment of $0.7 million, both triggered by our decision to discontinue development of a product relating to our acquisition of Paxera Corporation in 2006. In 2009, we entered into an agreement to sell our ownership interest in Shenzhen Archcom Technology Co., Ltd, or Archcom, for less than our share of the net assets of Archcom and, as a result, we recognized an impairment charge of $0.8 million. In 2009, we also recorded an asset impairment charge of $0.4 million resulting from the write-off of machinery and equipment no longer in use.
(5)	In 2011, we implemented a restructuring plan designed to reduce our research and development expenses. As a result, we recorded $1.3 million of restructuring expense for severance and benefits. In 2008, we initiated a restructuring plan as part of a companywide cost saving initiative aimed to reduce operating costs by moving manufacturing operations from the U.S. to our primary subsidiary in China. As a result, we recorded $1.4 million of restructuring expense in 2008, primarily related to severance costs resulting from the involuntary termination of employees located in the U.S. and China.
(6)	In 2010, we purchased shares of Ignis ASA (“Ignis”), a Norwegian company traded on the Oslo Borse (Norway stock exchange) for $8.1 million. In 2011, we sold our shares in Ignis for $21.3 million and recognized a gain of $13.8 million. The gain was recognized as other income in the consolidated statement of operations for the year ended December 31, 2011.
(7)	We apply the two-class method of computing net income (loss) per share. In addition, our computation of net income (loss) per share takes into account the accretion and deemed dividend associated with our preferred stock beneficial conversation feature and excludes net income (loss) attributable to noncontrolling interest. For further information, see Note 5 to the Consolidated Financial Statements.
(8)	Working capital is defined as total current assets less total current liabilities.
(9)	In connection with the closing of our initial public offering, all of the shares of Series 1, Series 2, Series 3 and Series X preferred stock outstanding automatically converted into shares of common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes.

The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of Part I of this Annual Report on Form 10-K regarding forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” of this Annual Report on Form 10-K.

In the fourth quarter of 2011, we initiated a plan to sell a component of our business, Shenzhen Photon Broadband Technology Co., Ltd. (Broadband), a subsidiary in China. As such, the net assets of Broadband are classified as held-for-sale in our consolidated balance sheets and the results of operations associated with Broadband are presented as discontinued operations in our consolidated statements of operations for all periods presented. Unless otherwise indicated, all discussions relate to the Company’s continuing operations.

Business overview

We are a leading designer and manufacturer of PIC-based modules and subsystems for bandwidth-intensive, high-speed communications networks.

Our products are designed to enable high-speed transmission rates and efficient allocation of bandwidth over optical networks with high quality and low costs. Our PIC technology utilizes proprietary design elements that provide optical functionality on a silicon or indium phosphide chip. PIC devices can integrate many more functional elements than discretely packaged components, enabling increased functionality in a small form factor while reducing packaging and interconnection costs. In addition, the cost advantages of PIC-based components are similar to the economics of semiconductor wafer mass manufacturing, where the marginal cost of producing an incremental chip is much less than that of a discrete component.

We have research and development and wafer fabrication facilities in San Jose and Fremont, California which coordinate with our research and development and manufacturing facilities in Shenzhen and Wuhan, China, and in Tokyo, Japan. We utilize proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing capabilities. We sell our products to the leading network equipment vendors globally, including ADVA AG Optical Networking Ltd., Alcatel-Lucent SA, Ciena Corporation, Cisco Systems, Inc., ECI Telecom Ltd., Telefonaktiebolaget LM Ericsson, FiberHome Technologies Group, Fujitsu Limited, Huawei Technologies Co., Ltd., Juniper Networks, Inc., Mitsubishi Electric Corporation, NEC Corporation, Nokia Siemens Networks B.V. and ZTE Corporation. We refer to these companies as our Tier 1 customers.

We operate a sales model that focuses on direct alignment with our customers through coordination of our sales, product engineering and manufacturing teams. Our sales and marketing organizations support our strategy of increasing product penetration with our Tier 1 customers while also serving our broader customer base. We use a direct sales force in the U.S., China, Canada, Israel, Japan, Russia and the European Union. These individuals work with our product engineers, and product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs. We also engage independent commissioned representatives worldwide to extend our global reach.

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

In addition, we have completed several acquisitions as follows:

•	In March 2003, we acquired Lightwave Microsystems Corporation, a developer and fabricator of photonic integrated circuits;

•	In March 2006, we completed the acquisition of Photon Technology Co., Ltd. (now named NeoPhotonics (China) Co., Ltd.), a manufacturer of active optoelectronics, transceivers and modules;

•	In June 2006, we acquired Lightconnect, Inc., which expanded our product portfolio by adding a line of micro-electromechanical systems based optical components and modules;

•	In June 2006, we acquired OpTun, Inc., a developer of ROADM technology;

•	In August 2006, we completed an acquisition of BeamExpress, Inc., an integrator of active indium phosphide telecommunications devices in parallel optics high-speed transceivers;

•	In November 2006, we acquired Paxera Corporation , a developer of tunable technology for dynamically reconfigurable networks; and

•	In February 2008, we acquired certain assets and intellectual property from Mitsubishi Electric Corporation relating to the manufacture of high-speed transceivers.

•	In October 2011, we acquired Santur, a designer and manufacturer of indium phosphide-based PIC products.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S.GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and cash flow, and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, stock-based compensation expense, impairment analysis of goodwill and long-lived assets, valuation of inventory, warranty liabilities and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

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

We recognize revenue when the product is shipped and title has transferred to the buyer. We bear all costs and risks of loss or damage to the goods up to that point. On most orders, our terms of sale provide that title passes to the buyer upon shipment by us. In certain cases, our terms of sale may provide that title passes to the buyer upon delivery of the goods to the buyer. We determine payments made to third-party sales representatives are appropriately recorded to sales and marketing expense and not a reduction of revenue as the sales agent services they provide have an identifiable benefit and are made at similar rates of other sales agent service providers. Shipping and handling costs are included in the cost of goods sold. We present revenue net of sales taxes and any similar assessments.

Stock-based compensation expense

Our stock-based compensation expense was recorded as follows:

	Years ended December 31,
(in thousands)	2011	2010	2009
Cost of goods sold	$503	$116	$53
Research and development	1,033	372	226
Sales and marketing	647	378	178
General and administrative	925	729	521

	$3,108	$1,595	$978

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

We measure restricted stock units based on the value of our common stock on the date of grant. Our determination of the fair value of all of our other stock-based payment awards on the measurement date utilizes the Black-Scholes option pricing model, and is impacted by our common stock price as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected common stock price volatility over the term of the option awards, projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date, risk-free interest rates and expected dividends.

We recognize the fair value over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense includes the impact of estimated forfeitures. We estimate future forfeitures at the date of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Black-Scholes pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable; characteristics not present in our option grants. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair value of ourstock-based awards. Consequently, there is a risk that our estimates of the fair value of our stock-based awards on the grant dates may bear little resemblance to the actual values realized upon exercise. Stock options may expire or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our consolidated financial statements. With regard to stock appreciation units, the value remeasured each period may not be representative of the value realized upon exercise.

For the years ended December 31, 2011, 2010 and 2009, we calculated the fair value of stock options granted to employees using the Black-Scholes pricing model with the following assumptions:

	Years ended December 31,
Stock options	2011	2010	2009
Weighted-average expected term (years)	6.69	6.59	6.00
Weighted-average volatility	71%	73%	79%
Risk-free interest rate	1.62% – 2.92%	2.51% – 3.19%	2.15% – 3.12%
Expected dividends	0%	0%	0%

Stock appreciation units became exercisable upon the expiration of lock-up agreement entered into with substantially all of our stockholders in connection with our public offering in February 2011. Thus, stock-based compensation expense in 2011 included a catch-up expense for stock appreciation units previously granted to certain employees as well as the ongoing expense relating to the portion of these awards vesting after our initial public offering in February 2011. Prior to our initial public offering, no expense was recognized for these awards given their contingent nature. The expense was calculated using the Black-Scholes option pricing model and included the value of our common stock, which could vary significantly.

For the year ended December 31, 2011, we calculated the fair value of stock appreciation units granted to employees using the Black-Scholes pricing model with the following assumptions:

Stock appreciation units
Weighted-average expected term (years)	3.91
Weighted-average volatility	74%
Risk-free interest rate	0.36% – 2.42%
Expected dividends	0%

The first share purchase rights were granted February 2, 2011, the first day our common stock was listed on the New York Stock Exchange. The offering period, which extended through November 2011, contained two purchase dates, one in May 2011 and one in November 2011. The second offering period commenced November 16, 2011 and contains two purchase dates, one in May 2012 and one in November 2012. We account for the stock purchase rights at the grant date (first day of the offering period) by valuing the two purchase periods separately. The value of the stock purchase rights consists of: (1) the 15% discount on the purchase of the stock, (2) 85% of the call option and (3) 15% of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Purchase Period Ending
Stock purchase rights	May 15, 2011	November 15, 2011	May 15, 2012	November 15, 2012
Weighted-average expected term (years)	0.28	0.77	0.49	1.00
Weighted-average volatility	58%	58%	70%	72%
Risk-free interest rate	0.15%	0.22%	0.04%	0.11%
Expected dividends	0%	0%	0%	0%

In addition to the assumptions used to calculate the fair value of our stock-based awards, we are required to estimate the expected forfeiture rate of all stock-based awards and only recognize expense for those awards we expect to vest. Accordingly, the stock-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2011 has been reduced for estimated forfeitures. If we were to change our estimate of forfeiture rates, the amount of stock-based compensation expense could differ, materially under certain circumstances, from the amount recognized in our consolidated financial statements. For example, if we had decreased our estimate of expected forfeitures by 50%, our stock-based compensation expense for the year ended December 31, 2011, net of expected forfeitures, would have increased by $20,000. This decrease in our estimate of expected forfeitures would increase the amount of expense for all unvested awards that have not yet been recognized by $522,000 as of December 31, 2011, which would be amortized over a weighted-average period of 3.0 years. In addition, if our stock-based compensation expense increases in the future, the impact of a change in the estimated forfeiture rate could be more significant.

Goodwill

Our methodology for allocating the purchase price relating to acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed.

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We perform our annual goodwill impairment test as of December 31 of each year.

First, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount (book value), including goodwill, to the fair value of the reporting unit. We have only one reporting unit for the purposes of testing goodwill for impairment. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, we calculate the implied fair value of goodwill as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, we recognize the difference as an impairment loss.

To determine the fair value of the reporting unit in the current year analysis, we used a weighted-average combination of income and market approaches. The income approach was based on the estimated discounted future cash flows of the reporting unit, including assumptions based on historical and forecasted revenue, operating expenses, taxes and working capital and capital asset requirements. The market approaches include a market capitalization analysis, guideline public company analysis and a guideline transactions analysis. The market approach was given a weighting of 50% and the other approaches were equally weighted at 16.7%.

During the first step of our annual impairment analysis in the fourth quarter of 2011, we determined that the carrying amount of our goodwill might not have been recoverable. After completing the second step of our December 31, 2011 impairment analysis, we recognized a goodwill impairment charge of $13.1 million, the result of which is that we do not have any goodwill on our consolidated balance sheet as of December 31, 2011. The impairment charge was due to a decline in our market capitalization during the fourth quarter of 2011.

Long-lived assets

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

We evaluated these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable based on their future cash flows. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. The assets evaluated for impairment are grouped, based on our judgment, with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value. We did not record any asset impairment charges related to finite-lived assets during the years ended December 31, 2011 or 2010. During the year ended December 31, 2009, we recorded asset impairment charges of $1.2 million.

Valuation of inventories

We record inventories at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventories in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs which would be charged to cost of goods sold. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles. Increases to the provision for excess and obsolete inventory are charged to cost of goods sold. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, it will result in lower costs and higher gross margin for those products. Any write-downs would have an adverse impact on our gross margin. During the years ended December 31, 2011, 2010 and 2009, we recorded excess and obsolete inventory charges of $0.6 million, $1.2 million and $1.1 million, respectively.

Warranty liabilities

We provide warranties to cover defects in workmanship, materials and manufacturing of our products for a period of one to two years to meet stated functionality specifications. From time to time, we have agreed, and may agree, to warranty provisions providing for extended terms or with a greater scope. We test products against specified functionality requirements prior to delivery, but we nevertheless from time to time experience claims under our warranty guarantees. We accrue for estimated warranty costs under those guarantees based upon historical experience, and for specific items at the time their existence is known and the amounts are determinable. We charge a provision for estimated future costs related to warranty activities to cost of goods sold based upon historical product failure rates and historical costs incurred in correcting product failures. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin and profitability would be adversely affected. We recorded warranty expense of $0.4 million, $0.2 million and $0.4 million for each of the years ended December 31, 2011, 2010 and 2009, respectively.

Accounting for income taxes

We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, generally we consider all expected future events, other than enactments or changes in tax law or rates. We provide valuation allowances when necessary to reduce deferred tax assets to the amount expected to be realized.

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

We recognize tax effects of a position only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. At December 31, 2011, we had $9.2 million of unrecognized tax benefits, $0.2 million of which would affect our effective tax rate if recognized.

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

At December 31, 2011, we had deferred tax assets, net of deferred tax liabilities, of $72.9 million, which primarily comprised of U.S. federal and state NOL carryforwards. We also had a related valuation allowance of $71.9 million, primarily against our U.S. net deferred tax assets, as we believe that it is more likely than not that the deferred tax assets are not realizable in the foreseeable future. Realizability of deferred tax assets is deemed appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded U.S. cumulative net losses, we have provided a full valuation allowance against our U.S. deferred tax assets. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. Under certain conditions related to our future profitability and other business factors, we believe it is possible our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that we will realize the tax benefit of our NOL carryforwards. If that is the case, subject to review of other qualitative factors and uncertainties, we would reverse the remaining deferred tax asset valuation allowance as a reduction of tax expense. For the periods following the recognition of this tax benefit and to the extent we are profitable, we will record a tax provision for which the actual payment may be offset against our accumulated NOL carryforwards. However, our tax rate may significantly increase in future periods.

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

We pay withholding taxes on royalty income from foreign sources. In 2011, these payments were offset by a refund from a favorable tax ruling in China and resulted in net impact of zero to our income tax expense. Although there is a U.S. foreign tax credit for foreign income taxes paid, we do not record a benefit from these foreign tax credits, due to our full valuation allowance on our U.S. deferred tax assets.

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. We recognize revenue upon delivery of our product to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in Chinese Renminbi (“RMB”) or U.S. dollars. Revenue is driven by the volume of shipments and may be impacted by pricing pressures. For the year ended December 31, 2011, 64% of our sales were derived from our China-based subsidiaries, the majority of which were denominated in RMB. In addition, we have generated most of our revenue from a limited number of customers. Given the high concentration of network equipment vendors in our industry, our top ten customers represented 91%, 92% and 91% of our revenue in 2011, 2010 and 2009, respectively.

	Years ended December 31,
(in thousands)	2011	2010	2009
Total revenue	$201,029	$177,679	$145,286

Total revenue increased by $23.4 million in 2011 compared to 2010, representing a 13% increase. The increase in revenue was primarily attributable to increases in demand for our products as carriers continued to deploy fiber-to-the home solutions and deploy 40Gbps, 100Gbps and other telecom networks. In addition, our acquisition of Santur contributed $5.8 million of revenue in 2011. On a global basis, the increase was primarily realized in China and to a lesser extent in the U.S. Total revenue increased by $32.4 million in 2010 compared to 2009, representing a 22% increase. The increase in revenue was primarily attributable to an increase in demand for our speed and agility products, as customers began to deploy more sophisticated product offerings, plus additional design wins and overall market expansion in 2010. Although sales increased on a global basis, the increase was primarily realized in China and the U.S.

We expect that our revenue for 2012 will be higher than our revenue for 2011. We also expect that a significant portion of our revenue will continue to be derived from a limited number of customers, as a result of growth in purchases by our key China, U.S. and European customers. Our largest customer, Huawei Technologies, represented 51% of our total revenue in 2011. As a result, the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations. We expect a significant portion of our sales to continue to be denominated in RMB, and therefore may be affected by changes in foreign exchange rates.

Cost of goods sold and gross margin

Our cost of goods sold consists primarily of the cost to produce wafers and to manufacture and test our products. We have a global set of suppliers to help balance considerations related to product availability, quality and cost. Components of our cost of goods sold are denominated primarily in RMB. Our manufacturing process extends from wafer fabrication through final module and subsystem assembly and test. The cost of our manufacturing, assembly and test processes includes the cost of personnel and the cost of our manufacturing equipment and facilities. Our cost of goods sold is impacted by manufacturing variances such as assembly and test yields and production volume. We typically experience lower yields and higher associated costs on new products. In general, our cost of goods sold associated with a particular product declines over time as a result of decreases in wafer costs associated with the increase in the volume of wafers produced, as well as yield improvements and assembly and test enhancements. Additionally, our cost of goods sold includes stock-based compensation, reserves for excess and obsolete inventory, royalty payments, amortization of certain purchased intangible assets and acquisition-related fair value adjustments, warranty, shipping and allocated facilities costs.

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volume, production volume compared to sales over time, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, revaluation of stock appreciation unit awards that are impacted by our stock price, and any reserves for excess and obsolete inventories. Our newer and more advanced products typically have higher average selling prices and higher gross margins. Average selling prices by product typically decline as a result of periodic negotiations with our customers and competitive pressures. We strive to increase our gross margin as we seek to manage the costs of our supply chain and increase productivity in our manufacturing processes.

	Years ended December 31,
	2011		2010		2009
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
Cost of goods sold	$150,944	75%	$123,373	69%	$106,833	74%

	Years ended December 31,
	2011	2010	2009
Gross margin	25%	31%	26%

Cost of goods sold increased by $27.6 million in 2011 compared to 2010, representing a 22% increase. Cost of goods sold increased primarily from higher sales volumes and increased employee benefit cost from an increase in payroll taxes in accordance with the new housing fund and minimum wage as required by the Shenzhen (China) government effective as of late 2010 and early 2011, respectively, a catch-up expense for stock appreciation units previously granted to certain employees as well as the ongoing expense relating to the portion of these awards vesting after our initial public offering in February 2011, and equipment purchases as a result of capacity expansion. Also, in 2011 we incurred additional cost of goods sold of $6.4 million due to the acquisition of Santur. The increase in cost of goods sold was partially offset by overall continuous price reduction efforts in material purchases, improved manufacturing utilization and a decrease in amortization of purchased intangible assets as certain assets became fully amortized. Gross margin was 25% for 2011, compared to 31% for 2010. The decrease in gross margin primarily resulted from the increase in sales of our lower-margin access products, additional payroll and employee-related costs, the impact of lower pricing contracts entered into with customers at the end of the 2010 and effective during first half of 2011, and the impact from the acquisition of Santur, partially offset by overall continuous pricing reduction in material purchases and higher efficiencies in manufacturing.

Cost of goods sold increased by $16.5 million in 2010 compared to 2009, representing a 15% increase. Cost of goods sold increased primarily from higher sales volumes and additional direct labor and overhead costs, offset by lower material costs and improved manufacturing utilization in 2010, and a decrease in amortization of purchased intangible assets, as these assets became fully amortized. Gross margin was 31% for 2010, compared to 26% for 2009. The improvement in gross margin primarily resulted from the increase in sales of our higher-margin agility products in 2010, combined with higher cost leveraging and lower material costs resulting from manufacturing cost reductions.

We expect that our gross margins are likely to continue to fluctuate as our revenue changes over time due to a number of factors, including those mentioned above. We also expect to continue to experience increased demand for certain of our products that can have lower than average margins, which can cause our gross margins to be lower than prior years. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate particularly in the quarters in which the negotiations occurred. We may experience higher manufacturing labor costs due to future laws and regulations in China, and our gross margins and results of operations may be adversely affected.

Operating expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative, amortization of purchased intangible assets, adjustment to the fair value of contingent consideration, goodwill impairment charges, asset impairment charges and restructuring charges.

Personnel costs are the most significant component of operating expenses. Personnel costs consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. Although our operating expenses are denominated primarily in RMB and U.S. dollars, most are denominated in U.S. dollars.

	Years ended December 31,
	2011		2010		2009
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
Research and development	$30,855	15%	$20,962	12%	$16,545	11%
Sales and marketing	11,686	6	9,078	5	7,634	5
General and administrative	21,900	11	16,628	9	14,673	10
Amortization of purchased intangible assets	994	0	1,144	1	1,137	1
Adjustment to fair value of contingent consideration	(1,287)	(1)	0	0	0	0
Goodwill impairment charges	13,106	7	0	0	0	0
Asset impairment charges	0	0	0	0	1,233	1
Restructuring charges	1,297	1	0	0	0	0

Total operating expenses	$78,551	39%	$47,812	27%	$41,222	28%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased by $9.9 million in 2011 compared to 2010, representing a 47% increase. This increase was primarily due to a $5.9 million increase in additional payroll and employee-related costs as a result of increased headcount and our acquisition of Santur, and a $1.0 million per quarter increase in material consumption, facility costs and equipment usage to support more research and development projects.

Research and development expense increased by $4.4 million in 2010 compared to 2009, representing a 27% increase. This increase was primarily due to a $2.5 million increase in additional payroll and employee-related cost in conjunction with increased number of research and development professionals in 2010 and a $2.1 million increase in material usage, project management and design services, and prototype expenses in 2010 as we invested in additional resources to support future anticipated demand, partially offset by a $0.3 million decrease in depreciation as part of our assets were fully depreciated and new assets were placed into service later in 2010.

We intend to continue to invest in research and development and expect this expense to increase as we grow our business and we anticipate that the cost savings expected to be realized from our fourth quarter 2011 restructuring plan will be more than offset by the increase in spending. As a percentage of total revenue, our research and development expense may vary as our revenue changes over time.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs and services and facility costs.

Sales and marketing expense increased by $2.6 million in 2011 compared to 2010, representing a 29% increase. This increase was primarily due to additional payroll and employee-related costs as a result of increased headcount resulting primarily from the acquisition of Santur in the fourth quarter of 2011.

Sales and marketing expense increased by $1.4 million in 2010 compared to 2009, representing a 19% increase. The increase was primarily due to an increase in employee-related costs and sales commissions.

We expect our sales and marketing expense to increase in 2012 as a result of the acquisition of Santur and as we grow our business, expand our marketing activities, increase the number of sales and marketing professionals and incur higher stock-based compensation expense and employee-related costs accordingly. As a percentage of total revenue, our sales and marketing expense may vary as our revenue changes over time.

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

General and administrative expense increased by $5.3 million in 2011 compared to 2010, representing a 32% increase. This was primarily due to a $2.7 million increase in additional payroll and employee-related costs as a result of higher headcount and the acquisition of Santur, a $1.0 million increase in business tax mainly related to city construction tax and educational surtax as required by the Chinese government, a $1.0 million increase in facilities-related costs, and a $0.7 million increase in professional services expense related to public company compliance expenses and legal fees.

General and administrative expense increased by $2.0 million in 2010 compared to 2009, representing a 13% increase. This increase was primarily due to increases in legal costs of $1.0 million, personnel costs of $0.4 million, and increases in accounting and tax related costs of $0.5 million, partially offset by lower facilities-related costs of $0.2 million.

We expect our general and administrative expense to increase as we incur costs associated with being a public company and as we expand and grow our operations and business. As a percentage of total revenue, our general and administrative expense may vary as our revenue changes over time.

Amortization of purchased intangible assets

We completed a series of business acquisitions in 2005 and 2006 and, mostly recently, in the fourth quarter of 2011, which included the acquisition of intangible assets. These intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology and patents and leasehold interests are includes within cost of goods sold, while customer relationships and noncompete agreements are recorded within operating expenses.

Amortization of purchased intangible assets within operating expenses decreased by $0.2 million in 2011 compared to 2010, representing a 13% decrease. The decreases were primarily due to some of those assets acquired in 2005 and 2006 becoming fully amortized in the second half of 2010, partially offset by an increase in amortization expense related to those assets acquired from Santur in October 2011.

Amortization of purchased intangible assets within operating expenses remained flat in 2010 compared to 2009, as we continued to amortize intangible assets associated with business acquisitions made prior to 2007.

We expect our amortization of purchased intangible assets to increase due to the acquisition of Santur in October 2011. We expect amortization of intangible assets to be approximately $3.8 million, $3.6 million and $3.5 million in 2012, 2013 and 2014, respectively, of which approximately $1.3 million, $1.1 million and $1.0 million is expected to be recorded within operating expenses.

Adjustment to the fair value of contingent consideration

In connection with our acquisition of Santur, we may be required to pay up to an additional $7.5 million in cash as further consideration for the business acquisition, contingent upon Santur’s gross profit performance during 2012. As of the closing date of the acquisition, the fair value of the contingent consideration was estimated to be $2.8 million. The fair value of the contingent consideration is remeasured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. As of December 31, 2011, we estimated the fair value of the contingent consideration was $1.5 million and, as a result, we recorded a $1.3 million adjustment during the fourth quarter of 2011 as a result of changes in demand and product mix with Santur’s products subsequent to the acquisition date. The impact resulted in lower expected gross margins to be realized during the contingent consideration earning period.

The adjustment to the fair value of contingent consideration is based on individual facts and circumstances and is not otherwise considered a recurring expense. Although we have recognized an adjustment in 2011, this is not necessarily indicative of future periods.

Goodwill impairment charge

Due to the decrease in our market capitalization as of the end of the fourth quarter of 2011, we determined that the indicators of impairment existed and that the carrying value of our goodwill may not be recoverable. As a result, we recognized a goodwill impairment charge of $13.1 million, representing the entire balance of our goodwill. As of December 31, 2011, we had no goodwill on our consolidated balance sheet.

Asset impairment charges

We record asset impairment charges when it is determined that the carrying value of our assets is not recoverable. We did not incur any asset impairment charges in 2011 and 2010 compared to $1.2 million in 2009.

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

Asset impairment charges are based on individual facts and circumstances and are not otherwise considered a recurring expense. Although we have recognized asset impairment charges in 2009 and 2008, this is not necessarily indicative of future periods.

Restructuring charges

During the fourth quarter of 2011, we implemented a restructuring plan, which resulted in the involuntary termination of 37 employees in the U.S. and 43 employees in China. The reduction in workforce was primarily related to cost-cutting measures in research and development. In addition, we made reductions in the areas of sales, marketing and administrative functions as a result of redundancy in positions due to the acquisition of Santur in October 2011. As a result, we recorded a restructuring charge of $1.3 million for severance and benefit costs. As of December 31, 2011, substantially all of the restructuring expense had been paid.

We anticipate that the cost saving associated with these restructuring activities will be realized in 2012, but will be more than offset by increases in our operating expenses associated with increased costs resulting from our acquisition of Santur and additional costs incurred as we expand and grow our business.

Interest and other income (expense), net

Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts paid for interest on our short-term and long-term debt borrowings. In 2011, other income (expense), net is primarily made up of gains from the sale of equity shares of an unconsolidated investee, an unconsolidated investee. Other income (expense) also includes government subsidies, share of loss of an unconsolidated investee and foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and the foreign currency transaction gains and losses of our subsidiaries in China primarily result from their transactions in U.S. dollars.

	Years ended December 31,
(in thousands)	2011	2010	2009
Interest income	$407	$187	$340
Interest expense	(422)	(612)	(873)
Other income (expense), net	14,246	(108)	(60)

Total interest and other income (expense), net	$14,231	$(533)	$(593)

Total interest and other income (expense), net increased by $14.8 million in 2011 compared to 2010. The increase was primarily related to a gain of $13.8 million from the sale of an unconsolidated investee in 2011, and the equity loss of $0.6 million on an unconsolidated investee in 2010, a $0.2 million increase in interest income related to our investment in securities, and a $0.2 million decrease in interest expense as a result of our lower loan balances outstanding in both the U.S. and China on a weighted average basis

Total interest and other income (expense), net remained relatively flat in 2010, as compared to 2009. We realized a reduction in interest expense associated with lower outstanding debt in 2010, which was partially offset by a reduction in interest income, primarily due to lower cash balances.

In the future, interest income will depend on our average cash balances and our investment decisions. We expect our interest income to remain relatively modest given the low yields available in the marketplace and lower investable balances. We also expect our interest expense to increase as we borrowed $28.0 million in October 2011 to partially pay the purchase price for our acquisition of Santur.

Income taxes

We conduct our business globally. Therefore, our operating income is subject to varying rates of tax in the U.S., China and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries has qualified for a preferential 15% tax rate available for high technology enterprises. The preferential rate applies to 2011, 2010 and 2009. We realized benefits from this 10% reduction in tax rate of $0.4 million, $1.7 million, and $1.0 million for 2011, 2010 and 2009, respectively. We have reapplied for the preferential rate for 2012. If approved, the rate will remain at 15% for 2012 and 2013;

otherwise, the rate will be 25% for 2012 and thereafter. In 2009, our cash tax liability in China was partially offset by the utilization of NOL carryforwards. In future periods, we expect that our operations in China will not have sufficient NOL carryforwards to offset any future cash tax obligation in China.

	Years ended December 31,
(in thousands, except percentages)	2011	2010	2009
Provision for income taxes	$(1,155)	$(2,289)	$(1,465)
Effective tax rate	(8)%	38%	(44)%

Our effective tax rate was negative 8% in 2011, compared with an effective tax rate of 38% in 2010. Our operating income is subject to varying rates of tax in the U.S. and foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. In 2011, our income tax expense incurred was primarily related to the operating profit realized in our foreign subsidiaries, despite a consolidated loss before income taxes. In 2010, our tax expense incurred was also primarily related to the earnings generated by our foreign subsidiaries. Our withholding taxes on royalty income from foreign sources were offset by a refund from a favorable tax ruling in China and resulted in net impact of zero to our income tax expense in 2010.

Our effective tax rate was 38% in 2010, compared with an effective tax rate of negative 44% in 2009. In 2009, we incurred tax expense despite a consolidated loss before income taxes, primarily due to foreign income taxes paid based on earnings generated by our foreign subsidiaries of $1.2 million and withholding taxes on royalties received from our foreign subsidiaries of $0.8 million.

Liquidity and capital resources

Until the consummation of our initial public offering in February 2011, we financed our operations through private sales of equity securities and cash generated from operations and from various lending arrangements. At December 31, 2011, our cash and cash equivalents totaled $32.3 million and our short-term investments totaled $54.1 million. Cash and cash equivalents were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to increase our manufacturing capacity, the continuing market acceptance of our products and acquisitions of businesses and technology. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Frequently, we also direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. Our Chinese subsidiaries’ banks issue the notes to vendors and issue payment to the vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within six months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our subsidiaries in China. These balances are classified as restricted cash on our consolidated balance sheets. As of December 31, 2011, our restricted cash totaled $3.2 million.

We have lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the U.S., which was amended in September 2011, and several line of credit arrangements for our subsidiaries in China.

As of December 31, 2011, our loan and security agreement in the U.S. included the following:

•

An $8.0 million revolving line of credit available through September 2014. In October 2011, we drew down the full $8.0 million. As of December 31, 2011, $8.0 million was outstanding under the revolving line of credit and $0.0 million was available for borrowing.

•

A $20.0 million acquisition advance, expiring in September 2015. Proceeds of the acquisition advance may be used to make permitted business acquisitions. Advances may be drawn in two tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by the acquisition line maturity date. The advances bear interest at a rate of LIBOR plus 2%. In October 2011, we drew down the full $20.0 million in connection with its acquisition of Santur. As of December 31, 2011, $19.2 million was outstanding under the acquisition advance and the total available borrowing capacity under this facility was $0.8 million.

•

A $7.0 million equipment line advance for capital expenditures in the U.S. Advances may be drawn in four tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by September 2015. Borrowings under this facility bear interest at a rate of LIBOR plus 2%. As of December 31, 2011, $0.0 million was outstanding under the acquisition advance and the total available borrowing capacity under this facility was $7.0 million.

In connection with the September 2011 amendment to the loan and security agreement, the stand-by letters of credit issued by the bank to guarantee a loan for our subsidiaries in China was terminated and a $9. 5 million credit facility based on capital expenditures under the original loan and security agreement was terminated.

Our primary subsidiary in China had a $5.0 million line of credit facility with a Hong Kong bank. This line of credit agreement was supported by letters of credit issued pursuant to our U.S. loan and security agreement, as referenced above. In September 2011, we eliminated the $5.0 million letter of credit and there was no capacity available under the line of credit.

Our U.S. loan and security agreement requires us to maintain specified financial covenants, including a liquidity ratio, and restricts our ability to incur additional debt or to engage in specified transactions and is secured by substantially all of our U.S. assets, other than intellectual property assets. As of December 31, 2011, we were in compliance with all covenants contained in this agreement.

Our subsidiaries in China have short-term line of credit facilities with several banking institutions. These short-term loans have an original maturity date of one year or less as of December 31, 2011. Amounts requested by us are not guaranteed and are subject to the banks’ funds and currency availability. The short-term loan agreements do not contain financial covenants and one such loan agreement is secured by our main manufacturing facility in China. As of December 31, 2011, we had no short-term loans outstanding.

The table below sets forth selected cash flow data for the periods presented:

	Years ended December 31,
(in thousands)	2011	2010	2009
	(As Revised (1))
Net cash provided by (used in) operating activities	$(12,510)	$13,582	$11,762
Net cash used in investing activities	(83,863)	(24,690)	(6,037)
Net cash provided by (used in) financing activities	102,635	(7,303)	9,010
Effect of exchange rates on cash and cash equivalents	758	456	(56)

Net increase (decrease) in cash and cash equivalents	$7,020	$(17,955)	$14,679

(1)	See Note 1 to the Consolidated Financial Statements.

In February 2011, we completed an initial public offering of common stock, raising net proceeds of $88.2 million before offering expenses. We used a portion of our net proceeds to repay a portion of our outstanding indebtedness, make investments in available-for-sale securities, and acquire Santur. We intend to use our remaining net proceeds from the offering for working capital, to continue to expand our existing business, to acquire complementary businesses, and for general corporate purposes. Accordingly, our management will have broad discretion in the application of our net proceeds from the offering, and investors will be relying on management’s judgment regarding the application of these net proceeds. We also may use a portion of our net proceeds from the offering to acquire complementary businesses, products, services or technologies, but we currently have no agreements or commitments relating to any material acquisitions. We may also use a portion of our net proceeds to repay a portion of our outstanding indebtedness. In connection with the closing of the initial public offering, all of the shares of Series 1, Series 2 and Series 3 preferred stock outstanding automatically converted into 6,639,513 shares of common stock on a 1-for-1 basis and all of the shares of Series X preferred stock outstanding automatically converted into 7,398,976 shares of common stock on a 400-for-1 basis.

Operating activities

In 2011, net cash used in operating activities was $12.6 million. Cash used in operating activities was primarily related to cash payments to our employees and suppliers in excess of cash receipts from customers. During the year ended December 31, 2011, we recognized net loss of $14.8 million, which incorporated non-cash charges, including goodwill impairment charges of $13.1 million, depreciation and amortization of $12.9 million and stock-based compensation expenses of $3.2 million. These amounts were partially offset by the gain on sale of our investment in Ignis of $13.8 million, the purchase of inventory of $8.5 million to replenish our inventories in preparation for higher customer demands in future periods, and extended payment terms with certain suppliers, as evidenced by the net increase in accounts payable and accrued liabilities of $5.0 million during the period.

In 2010, net cash provided by operating activities was $13.6 million. Cash provided by operating activities was primarily related to cash receipts from customers in excess of cash payments to our employees and suppliers. During the year ended December 31, 2010, we recognized net income of $3.3 million. However, that net income incorporated non-cash charges, including depreciation and amortization of $12.1 million, stock-based compensation expenses of $1.6 million and non-cash increases to our asset reserve accounts of $1.6 million. These amounts were partially offset as we spent an additional $6.0 million to increase our inventories to meet customer demands of seasonally higher sales volumes in the second and third quarter of the year and for future sales and a $3.2 million increase in prepaid expenses. However, not all of the inventory purchases were paid for during the year ended December 31, 2010, due to extended payment terms with certain suppliers, as evidenced by our net increase in accounts payable and accrued liabilities of $4.1 million during the period.

In 2009, net cash provided by operating activities was $11.8 million. Cash provided by operating activities primarily related to cash receipts from customers in excess of cash payments to our employees and suppliers. During the year ended December 31, 2009, we recognized a net loss of $6.8 million. However, that net loss incorporated non-cash charges, including depreciation and amortization of $13.6 million, asset impairment charges of $1.2 million and stock-based compensation expense of $1.0 million and we recorded non-cash increases to our asset reserve accounts of $1.9 million. Furthermore, we experienced increase in revenue and higher collections. Our uses of cash were partially offset by reduced inventories resulting from continued improvement in our inventory turns and extended payment terms to suppliers as evidenced by an increase in our accounts payable and accrued and other liabilities.

Investing activities

Our investing activities consist primarily of purchases and sales of investments, capital expenditures and, in 2011, the acquisition of Santur.

In 2011, net cash used in investing activities was $83.9 million. During 2011, we used $173.0 million of cash for the purchase of equity securities, which was partially offset by $118.5 million of cash received for the sale and maturity of equity securities. We also used $39.0 million of cash for the acquisition of Santur, net of cash acquired, and received $21.3 million for the sale of our investment in an unconsolidated investee. During 2011, capital expenditures totaled $11.7 million.

In 2010, net cash used for investing activities was $24.7 million. We purchased $15.8 million of capital equipment and invested $8.1 million in shares of an unconsolidated investee. In addition, we completed our sale of Archcom and, as a result, received the remaining $0.6 million in cash proceeds, offset by the transfer of the cash of Archcom of $1.7 million to the buyer.

In 2009, we used $6.0 million of cash for investing activities, comprised of $4.2 million of capital expenditures associated with the purchase of machinery and equipment and software to enhance and support our manufacturing operations, an increase of $1.8 million in restricted cash associated with our notes payable in China, partially offset by $1.0 million of cash provided by the sale of property, plant and equipment and the expected sale of Archcom.

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of stock and activity associated with our various lending arrangements.

In 2011, net cash provided by financing activities was $102.7 million. In February 2011, we completed our initial public offering, which generated proceeds of $86.5 million, net of offering expenses. We received cash proceeds of $28.0 million from our newly amended lending arrangement, drawn by us in connection with our acquisition of Santur, which was partially offset by $14.2 million of cash used for the repayment of existing bank loans. In addition, we received $1.2 million of proceeds from the issuance of notes payable, net of repayment. We also received $0.9 million of proceeds from purchase of our equity securities pursuant to our employee stock purchase program.

In 2010, net cash used for financing activities was $7.3 million. We used $9.6 million of cash for the repayment of bank loans, net of proceeds, and $1.3 million for the repayment of notes payable, net of proceeds. In addition, we incurred $2.4 million of offering costs associated with our initial public offering, which was not completed until 2011. Our uses of cash were partially offset by $6.0 million of proceeds received from the issuance of preferred stock, net of issuance costs.

In 2009, our financing activities provided $9.0 million in cash, primarily resulting from $8.9 million of cash proceeds from the issuance of preferred stock and $5.2 million of net proceeds from notes payable. Our proceeds were offset by $5.1 million of net payments on our outstanding bank loans.

Contractual obligations and commitments

The following summarizes our contractual obligations as of December 31, 2011:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term loans and notes payable (1)	$14,620	$14,620	$0	$0	$0
Debt obligations (2)	27,166	5,000	22,166	0	0
Operating leases (3)	8,444	2,579	2,669	1,728	1,468
Purchase commitments (4)	15,784	15,784	0	0	0
Contingent consideration (5)	7,500	0	7,500	0	0
Asset retirement obligations (6)	1,000	0	0	0	1,000

	74,514	37,983	32,335	1,728	2,468

Expected interest payments (7)	1,525	563	785	177	0

Total commitments	$76,039	$38,546	$33,120	$1,905	$2,468

(1)	In China, we have several lending arrangements that provide short-term loans with a maturity date of one year or less and frequently we issue notes payable to our suppliers. The notes payable are generally due within six months of issuance. The amount presented in the table represents the principal portion of the obligations. There are no short-term loans outstanding as of December 31, 2011. The notes payable are non-interest bearing.
(2)	We have several loan and security agreements in the U.S. that provide various credit facilities, including lines of credit and term loans. The amount presented in the table represents the principal portion of the obligations. The debt obligations outstanding as of December 31, 2011 bear interest at a rate of approximately 2.24%. All of the outstanding debt was subject to fluctuations in interest rates. Interest is paid monthly over the term of the debt arrangement.
(3)	We have entered into various non-cancelable operating lease agreements for our offices in China, the U.S. and Japan.
(4)	We are obligated to make payments under various arrangements with suppliers for the procurement of goods and services.
(5)	We are obligated to pay up to an additional $7.5 million for the acquisition of Santur, contingent upon Santur meeting gross profit performance objectives in 2012. As of December 31, 2011, the fair value of the contingent consideration was $1.5 million.
(6)	We have an asset retirement obligation of $1.0 million associated with our facility lease in California, which expires in October 2019. This obligation is included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2011.
(7)	We calculate the expected interest payments based on our outstanding debt obligations at prevailing interest rates as of December 31, 2011.

Off-balance sheet arrangements

During the years ended December 31, 2011, 2010 and 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that were effective for reporting periods beginning after December 15, 2010. Level 3 assets and liabilities are those whose fair market value inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Accordingly, the Company adopted this amendment for the year ended December 31, 2010, except for the additional Level 3 requirements which were adopted on January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2011, the FASB issued amendments to the FASB Accounting Standard Codification relating to presentation of comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The amendments should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will apply the guidance beginning January 1, 2012 and the application of this guidance will result in financial statement presentation changes only.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company will apply this guidance beginning January 1, 2012.

In December 2011, the FASB issued amendments to the Accounting Standard Codification enhancing disclosure requirements about the nature of an entity’s right to offset. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance is effective for both interim and annual reporting period beginning January 1, 2013. Other than requiring additional disclosures, the Company does not anticipate material impacts on our financial statements upon adoption.

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

We started to invest our excess cash in short-term and long-term marketable securities in 2011 to take advantage of higher yields generated by these investments. As of December 31, 2011, the gross unrealized gains or losses on our investments classified as available-for-sale were primarily due to increases or decreases in the fair value of the marketable securities as a result of changes in market interest rates. We have determined that the gross unrealized gains or losses on the available-for-sale securities at December 31, 2011 are temporary in nature. We may sell these marketable securities investments in the future to fund future operating needs. As a result, we recorded all our marketable securities in short-term investments as of December 31, 2011, regardless of the contractual maturity date of the securities.

We are exposed to market risk due to the possibility of changing interest rates associated with certain outstanding balances under our debt instruments. As of December 31, 2011, we did not have outstanding debt in China. As of December 31, 2011, our U.S. debt was based on floating rates of interest and is subject to fluctuations in interest rates. As of December 31, 2010, the interest rates on all of our outstanding debt in China were fixed at the time of drawdown, and were not subject to fluctuations. As of December 31, 2010, a portion of our U.S. debt was based on floating rates of interest and is subject to fluctuations in interest rates. As of December 31, 2011 and 2010, we had not hedged our interest rate risk.

As of December 31, 2011 and 2010, we had $27.2 million and $8.8 million outstanding under our U.S. credit facilities, respectively, which was subject to fluctuations in interest rates. As of December 31, 2011 and 2010, the weighted average interest rate on the $27.2 million and the $8.8 million of outstanding principal subject to interest rate fluctuations was 2.24% and 4.34%, respectively. For the year ended December 31, 2011, a hypothetical 10% increase in the interest rate could result in approximately $61,000 of additional annual interest expense. Comparatively, for the year ended December 31, 2010, a hypothetical 10% increase in the interest rate could result in approximately $38,000 of additional annual interest. The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A substantial portion of our business is conducted through our subsidiaries in China whose functional currency is the RMB. To the extent that transactions by our subsidiaries in China are denominated in currencies other than RMB, we bear the risk that fluctuations in the exchange rates of the RMB in relation to other currencies could decrease our revenue and increase our costs and expenses. During the years ended December 31, 2011 and 2010, we recognized foreign currency transaction losses of $0.1 million and $0.0 million, respectively. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. While we generate a majority of our revenue in RMB, a majority of our operating expenses are in U.S. dollars. Therefore depreciation in RMB against the U.S. dollar would negatively impact our revenue upon translation to the U.S. dollars but the impact on operating expenses would be less. For example, for the year ended December 31, 2011, a 10% depreciation in RMB against the U.S. dollar would have resulted in an $11.2 million decrease in our revenue and a $0.7 million increase in our net loss for the period. Comparatively, for the year ended December 31, 2010, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $10.6 million decrease in our revenue and a $1.3 million decrease in our net income for the period.

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

Inflation risk

Inflationary factors, such as increases in our cost of goods sold and operating expenses, may adversely affect our results of operations. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, an increase in the rate of inflation in the future, particularly in China, may have an adverse effect on our levels of gross profit and operating expenses as a percentage of revenue if the sales prices for our products do not proportionately increase with these increased expenses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NeoPhotonics Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, redeemable convertible preferred stock, deficit and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of NeoPhotonics Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded the Santur business from its assessment of internal control over financial reporting as of December 31, 2011 because Santur was acquired by the Company in a purchase business combination during 2011. We have also excluded the Santur business from our audit of internal control over financial reporting. Santur is a wholly-owned subsidiary, whose total assets and total revenue represented approximately 6.7% and 2.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 30, 2012

NEOPHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$32,321	$24,659
Short-term investments	54,063	0
Restricted cash	3,227	2,828
Accounts receivable, net of allowance for doubtful accounts of $506 and $1,582 at December 31, 2011 and 2010, respectively	68,877	52,995
Inventories	35,341	18,532
Prepaid expenses and other current assets	5,882	7,521
Current assets held-for-sale	1,687	3,422

Total current assets	201,398	109,957
Long-term investments	92	0
Property, plant and equipment, net	56,344	42,887
Goodwill	0	4,323
Other intangible assets, net	17,999	2,146
Other long-term assets	1,049	12,956
Long-term assets held-for-sale	167	226

Total assets	$277,049	$172,495

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$37,599	$28,889
Short-term loans and notes payable	14,620	17,006
Current portion of long-term debt	5,000	5,924
Accrued and other current liabilities	18,299	12,293
Current liabilities held-for-sale	1,681	1,716

Total current liabilities	77,199	65,828
Long-term debt, net of current portion	22,166	2,912
Deferred income tax liabilities	927	536
Other noncurrent liabilities	3,103	1,316

Total liabilities	103,395	70,592
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock:
Series X redeemable convertible preferred stock, $0.0025 par value
At December 31, 2011: no shares authorized, issued or outstanding; At December 31, 2010: 20,000 shares authorized, 18,497 shares issued and outstanding, $92,487 liquidation preference	0	46,180
Series 1, 2 and 3 redeemable convertible preferred stock, $0.0025 par value
At December 31, 2011: no shares authorized, issued or outstanding; At December 31, 2010: 7,400,000 shares authorized, 6,639,513 shares issued and outstanding, $177,960 liquidation preference	0	165,361

	0	211,541

Stockholders’ equity (deficit):
Preferred stock, $0.0025 par value
At December 31, 2011: 10,000,000 shares authorized, no shares issued or outstanding; At December 31, 2010: no shares authorized, issued or outstanding	0	0
Common stock, $0.0025 par value
At December 31, 2011: 100,000,000 shares authorized, 24,862,585 shares issued and outstanding; At December 31, 2010: 14,000,000 shares authorized, 1,955,280 shares issued and outstanding	62	5
Additional paid-in capital	392,792	93,349
Accumulated other comprehensive income	11,353	12,807
Accumulated deficit	(230,553)	(215,799)

Total stockholders’ equity (deficit)	173,654	(109,638)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$277,049	$172,495

See accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In thousands, except share and per share data)	2011	2010	2009
Revenue	$201,029	$177,679	$145,286
Cost of goods sold	150,944	123,373	106,833

Gross profit	50,085	54,306	38,453
Operating expenses:
Research and development	30,855	20,962	16,545
Sales and marketing	11,686	9,078	7,634
General and administrative	21,900	16,628	14,673
Amortization of purchased intangible assets	994	1,144	1,137
Adjustment to fair value of contingent consideration	(1,287)	0	0
Goodwill impairment charges	13,106	0	0
Asset impairment charges	0	0	1,233
Restructuring charges	1,297	0	0

Total operating expenses	78,551	47,812	41,222

Income (loss) from operations	(28,466)	6,494	(2,769)

Interest income	407	187	340
Interest expense	(422)	(612)	(873)
Other income (expense), net	14,246	(108)	(60)

Total interest and other income (expense), net	14,231	(533)	(593)

Income (loss) before income taxes	(14,235)	5,961	(3,362)
Provision for income taxes	(1,155)	(2,289)	(1,465)

Income (loss) from continuing operations	(15,390)	3,672	(4,827)
Income (loss) from discontinued operations, net of tax	636	(401)	(2,020)

Net income (loss)	(14,754)	3,271	(6,847)
Net income attributable to noncontrolling interests	0	(80)	(116)

Net income (loss) attributable to NeoPhotonics
Corporation	(14,754)	3,191	(6,963)
Deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	(17,049)	0	0
Accretion of redeemable convertible preferred stock	(7)	(113)	(153)

Net income (loss) attributable to NeoPhotonics Corporation common stockholders	$(31,810)	$3,078	$(7,116)

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders—Basic:
Continuing operations	$(1.45)	$0.00	$(2.66)

Discontinued operations	$0.03	$0.00	$(1.06)

Net income (loss)	$(1.42)	$0.00	$(3.72)

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders—Diluted:
Continuing operations	$(1.45)	$0.00	$(2.66)

Discontinued operations	$0.03	$0.00	$(1.06)

Net income (loss)	$(1.42)	$0.00	$(3.72)

Weighted average shares used to compute net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	22,359,802	1,945,111	1,913,117

Diluted	22,359,802	3,123,994	1,913,117

See accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,

DEFICIT AND COMPREHENSIVE INCOME (LOSS)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income	Accumulated deficit	NeoPhotonics Corporation stockholders’ deficit	Noncontrolling interests	Total deficit
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2008	6,652,053	196,430	1,915,347	5	91,276	(28)	5,971	(212,027)	(114,803)	1,780	(113,023)
Comprehensive loss
Net loss attributable to NeoPhotonics Corporation	0	0	0	0	0	0	0	(6,963)	(6,963)		(6,963)
Foreign currency translation adjustment	0	0	0	0	0	0	29	0	29	0	29
Net income attributable to noncontrolling interests	0	0	0	0	0	0	0	0	0	116	116

Total comprehensive loss									(6,934)	116	(6,818)

Issuance of Series X preferred stock for cash	3,556	8,867	0	0	0	0	0	0	0	0	0
Accretion of preferred stock to redemption value	0	153	0	0	(153)	0	0	0	(153)	0	(153)
Acquisition of noncontrolling interest			0	0	(268)	0	0	0	(268)	(387)	(655)

Issuance of common stock upon exercise of stock options	0	0	9,470	0	40	0	0	0	40	0	40
Issuance of common stock upon exercise of warrants	0	0	10,009		40	0	0	0	40	0	40
Repurchases of common stock	0	0	(10,199)	0	(37)	0	0	0	(37)	0	(37)
Vesting of early exercised stock options	0	0	0	0	43	0	0	0	43	0	43
Amortization of deferred stock-based	0	0	0	0	0	28	0	0	28	0	28
Stock-based compensation expense	0	0	0	0	953	0	0	0	953	0	953

Balances at December 31, 2009	6,655,609	$205,450	1,924,627	$5	$91,894	$—	$6,000	$(218,990)	$(121,091)	$1,509	$(119,582)
Comprehensive income
Net income attributable to NeoPhotonics Corporation	0	0	0	0	0	0	0	3,191	3,191	0	3,191
Unrealized gain on cost method investments	0	0	0	0	0	0	4,412	0	4,412		4,412
Foreign currency translation adjustment	0	0	0	0	0	0	2,395	0	2,395	0	2,395
Net income attributable to noncontrolling interests	0	0	0	0	0	0	0	0	0	80	80

Total comprehensive income									9,998	80	10,078

Issuance of Series X preferred stock for cash	2,401	5,978	0	0	0	0	0	0	0	0	0
Accretion of preferred stock to redemption value	0	113	0	0	(113)	0	0	0	(113)	0	(113)
Acquisition of noncontrolling interest	0	0	0	0	(199)	0	0	0	(199)	95	(104)
Sale of majority-owned interest	0	0	0	0	0	0	0	0	0	(1,684)	(1,684)

Issuance of common stock upon exercise of stock options	0	0	27,265	0	114	0	0	0	114	0	114

Issuance of common stock upon exercise of warrants	0	0	3,508	0	13	0	0	0	13	0	13
Repurchases of common stock	0	0	(120)	0	(1)	0	0	0	(1)	0	(1)
Vesting of early exercised stock options	0	0	0	0	43	0	0	0	43	0	43
Stock-based compensation expense	0	0	0	0	1,598	0	0	0	1,598	0	1,598

Balances at December 31, 2010	6,658,010	$211,541	1,955,280	$5	$93,349	$—	$12,807	$(215,799)	$(109,638)	$—	$(109,638)

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,

DEFICIT AND COMPREHENSIVE INCOME (LOSS)—(Continued)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income	Accumulated deficit	NeoPhotonics Corporation stockholders’ deficit	Noncontrolling interests	Total deficit
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2010	6,658,010	$211,541	1,955,280	$5	$93,349	$—	$12,807	$(215,799)	$(109,638)	$—	$(109,638)
Comprehensive loss
Net loss	0	0	0	0	0	0	0	(14,754)	(14,754)	0	(14,754)
Net unrealized loss on investments	0	0	0	0	0	0	(4,719)	0	(4,719)	0	(4,719)
Foreign currency translation adjustment	0	0	0	0	0	0	3,265	0	3,265	0	3,265

Total comprehensive loss									(16,208)	0	(16,208)

Accretion of preferred stock to redemption value	0	7	0	0	(7)	0	0	0	(7)	0	(7)
Deemed dividend on beneficial conversion of
Series X redeemable convertible preferred stock	0	17,049	0	0	(17,049)	0	0	0	(17,049)	0	(17,049)
Issuance of common stock upon initial public offering at $11.00 per share, net of issuance costs of $4,263	0	0	8,625,000	22	83,949	0	0	0	83,971	0	83,971

Conversion of preferred stock into shares of common stock	(6,658,010)	(228,597)	14,038,489	35	228,562	0	0	0	228,597	0	228,597

Issuance of common stock upon exercise of stock options	0	0	79,144	0	340	0	0	0	340	0	340
Repurchase of common stock	0	0	(51)	0	0	0	0	0	0	0	0
Issuance of common stock under employee stock purchase plan	0	0	164,723	0	863	0	0	0	863	0	863
Vesting of early exercised stock options	0	0	0	0	19	0	0	0	19	0	19
Stock-based compensation expense	0	0	0	0	2,766	0	0	0	2,766	0	2,766

Balances at December 31, 2011	—	$—	24,862,585	$62	$392,792	$—	$11,353	$(230,553)	$173,654	$—	$173,654

See accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2011	2010	2009
	(As Revised. See Note 1.)
Cash flows from operating activities
Net income (loss)	$(14,754)	$3,271	$(6,847)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,931	12,122	13,574
Goodwill impairment charges	13,106	0	0
Asset impairment charges	0	0	1,233
Stock-based compensation expense	3,156	1,598	981
Deferred taxes	(452)	(32)	(62)
Loss (gain) on disposal of property and equipment	224	178	(114)
Share of loss of an unconsolidated investee	0	620	0
Gain on sale of an unconsolidated investee, net of direct cost	(13,867)	0	0
Allowance for doubtful accounts	535	388	726
Provision for inventories	680	1,175	1,145
Change in assets and liabilities:
Accounts receivable	(2,750)	(682)	(5,369)
Inventories	(8,508)	(5,958)	3,257
Prepaid expenses and other current assets	2,140	(3,167)	(491)
Accounts payable	(452)	6,648	832
Accrued and other liabilities	(4,499)	(2,579)	2,897

Net cash provided by (used in) operating activities	(12,510)	13,582	11,762

Cash flows from investing activities
Purchase of property, plant and equipment	(11,677)	(15,744)	(4,162)
Purchase of marketable securities	(172,972)	0	0
Proceeds from sale of marketable securities	113,909	0	0
Proceeds from maturity of securities	4,623	0	0
Decrease (increase) in restricted cash	(48)	353	(1,770)
Acquisition of Santur, net of cash acquired	(38,986)	0	0
Acquisition of noncontrolling interest in subsidiary	0	(104)	(655)
Purchase of shares of an unconsolidated investee	0	(8,077)	0
Proceeds from sale of an unconsolidated investee	21,288	0	0
Proceeds received (cash transferred) upon sale of Archcom	0	(1,118)	550

Net cash used in investing activities	(83,863)	(24,690)	(6,037)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of issuance costs	86,412	(2,441)	0
Proceeds from issuance of preferred stock, net of issuance costs	0	5,978	8,867
Repurchases of common stock	0	(1)	(37)
Proceeds from exercise of stock options and warrants	341	127	80
Proceeds from issuance of stock under ESPP	863	0	0
Proceeds from bank loans	28,000	13,728	26,455
Repayment of bank loans	(14,214)	(23,373)	(31,539)
Proceeds from issuance of notes payable	29,390	26,925	24,343
Repayment of notes payable	(28,157)	(28,246)	(19,159)

Net cash provided by (used in) financing activities	102,635	(7,303)	9,010

Effect of exchange rates on cash and cash equivalents	758	456	(56)
Net increase (decrease) in cash and cash equivalents	7,020	(17,955)	14,679
Cash and cash equivalents at the beginning of the period	25,465	43,420	28,741

Cash and cash equivalents at the end of the period	$32,485	$25,465	$43,420

Supplemental disclosure of cash flow information:
Cash paid for interest	$368	$728	$924
Cash paid for income taxes	1,532	2,881	179

Supplemental disclosure of noncash investing and financing activities:
Decrease (increase) in accounts payable and accrued liabilities related to property and equipment purchases	(986)	(727)	268
Accretion of redeemable convertible preferred stock	7	113	153
Conversion of preferred stock to common stock upon IPO	228,597	0	0

See accompanying Notes to Consolidated Financial Statements.

The Consolidated Statement of Cash Flows for NeoPhotonics Corporation includes the cash flow from both continuing and discontinued operations. Therefore, the beginning and ending cash balances represent the cash and cash equivalents of the Company’s continuing operations, as presented on the consolidated balance sheets, plus cash and cash equivalents associated with discontinued operations, included within current assets held-for-sale on the consolidated balance sheets. For further details, see Note 3 to the Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The company and basis of presentation

Business and organization

NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) is a designer and manufacturer of PIC-based modules and subsystems for bandwidth-intensive, high-speed communications networks. NeoPhotonics, formerly known as NanoGram Corporation, was incorporated in Delaware in 1996 to develop nanoparticles for use in industrial applications. In November 2002, the Company spun out two companies, changed its name to NeoPhotonics Corporation, and focused on the design, development and manufacturing of planar lightwave circuits for optical communication platforms.

Discontinued operations

In the fourth quarter of 2011, we initiated a plan to sell a component of our business, Shenzhen Photon Broadband Technology Co., Ltd. (Broadband), a subsidiary in China. As such, the net assets of Broadband are classified as held-for-sale in our consolidated balance sheets and the results of operations associated with Broadband are presented as discontinued operations in our consolidated statements of operations for all periods presented. Unless otherwise indicated, all discussions relate to the Company’s continuing operations.

Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the consolidated accounts of the Company and its majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Correction in classification of Consolidated Statement of Cash Flows

The Company made the following correction in classification of the Consolidated Statement of Cash Flows for the year ended December 31, 2010:

•

During the first quarter of 2011, the Company determined that cash payments made in 2010 for initial public offering related expenses had been incorrectly classified as operating cash flow activities in the consolidated statements of cash flows, and that such payments should be classified as financing cash flow activities. The Company has revised the 2010 statement of cash flows to correct for the classification. The correction resulted in an increase to “Net Cash Provided by Operating Activities” of $2,441,000, with a corresponding increase to “Net Cash Used in Financing Activities” for the year ended December 31, 2010.

•

Management has assessed the impact of this correction on the 2010 annual consolidated statement of cash flows and has concluded that the corrections are not material, either individually, or in the aggregate, to the previously reported cash flows.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the Company’s significant customers:

	% of Revenue Years ended December 31,					% of Accounts Receivable December 31,
	2011		2010	2009		2011		2010
Customer A	51%		50%	56%		47%		52%
Customer B		*	10%		*		*		*

*	Less than 10% of total revenue or accounts receivable.

Cash and cash equivalents

Highly liquid investments with a maturity of 90 days or less at the date of purchase are considered cash equivalents. Cash equivalents consist principally of investments in money market funds.

Restricted cash

As a condition of the notes payable lending arrangements of the Company’s subsidiaries in China, these subsidiaries are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash on the Company’s consolidated balance sheets. As of December 31, 2011 and 2010, the amount of restricted cash was $3.2 million and $2.8 million, respectively.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized gains and losses, net of tax, are included in accumulated other comprehensive income as a separate component of stockholders’ equity (deficit) on the consolidated balance sheets. The amortization of premiums and discounts on the investments, and realized gains and losses on available-for-sale securities are included in other income (expense), net in the consolidated statements of operations. The Company uses the specific-identification method to determine cost in calculating realized gains and losses upon sale of its debt securities.

Equity investments. Equity securities are classified as available-for-sale and are reported at fair market value and unrealized gains and losses are included in accumulated other comprehensive income as a separate component of stockholders’ equity (deficit) on the consolidated balance sheets. As of December 31, 2010, the Company’s investment in equity securities was classified as long-term based on the Company’s intent and ability to hold the investment in Ignis for more than 12 months from the balance sheet date. During the second quarter of 2011, Ignis was purchased by another company and, as a result, the Company sold its investment in Ignis.

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

Assets and liabilities that are required to be fair valued on a recurring basis include money market funds, marketable securities, equity investments, and contingent consideration.

Money market funds are valued with level one inputs, using quoted market prices, and are included in cash and cash equivalents or short-term investments on the Company’s consolidated balance sheets. See Note 4 for further details.

Marketable securities are valued with level one and level two inputs, using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active, and are included in short-term investments or long-term investments on the Company’s consolidated balance sheets. See Note 4 for further details.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2010, the Company invested in equity securities of a foreign publicly traded company. The equity securities were valued with level one inputs, using quoted market prices, until the equity securities were sold in 2011. See Note 10 for further details.

In connection with the Company’s acquisition of Santur in October 2011, the Company may be required to pay the former owners of Santur up to an additional $7.5 million in cash, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration was measured at the date of acquisition and is remeasured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. The contingent consideration is valued with level three inputs. The Company estimated the fair value of its liability using the expected cash flow approach with inputs being probability-weighted revenue and gross margin projections and a discount rate based on a weighted-average cost of capital of 19%. As of the closing date, the fair value of the contingent consideration was $2.8 million. As of December 31, 2011, the fair value of the contingent consideration was $1.5 million and is included in other current liabilities on the Company’s consolidated balance sheet. The reduction in the fair value of the contingent consideration is a result of changes in demand and product mix with Santur’s products subsequent to the acquisition date. The impact resulted in lower expected gross margins to be realized during the contingent consideration earning period. The change in the fair value of the contingent consideration of $1.3 million from the acquisition date through December 31, 2011 was recognized as an adjustment to the fair value of contingent consideration in the consolidated statement of operations for the year ended December 31, 2011. See Note 6 for further details.

See Note 11 for further details about the fair value of the Company’s debt obligations.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment testing as of December 31 of each year. Goodwill is reviewed for impairment utilizing a two-step process. First, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. The Company considers that it has only one reporting unit for the purposes of testing goodwill for impairment. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. During the fourth quarter of 2011, the Company recognized a goodwill impairment charge of $13.1 million, the result of which is that the Company does not have any goodwill on its consolidated balance sheet as of December 31, 2011. The impairment charge was due to a decline in the market capitalization of the Company during the fourth quarter of 2011. See Note 8 for further discussion.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

If one or more of such facts or circumstances exist, the Company will evaluate the carrying value of long-lived assets to determine if an impairment exists, by comparing it to estimated undiscounted future cash flows over the remaining useful life of the assets. If the carrying value of the assets is greater than the estimated future cash flow, the assets are written down to the estimated fair value. The Company’s cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. Any write-down would be treated as a permanent reduction in the carrying amount of the asset and an operating loss would be recognized. During the years ended December 31, 2011 and 2010, no impairment charges were recognized. During the years ended December 31, 2009, impairment charges relating to finite lived assets of $1.2 million was recognized. See Note 7 for further discussion.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those guarantees based upon historical experience, and for specific items, at the time their existence is known and the amounts are determinable.

The table below summarizes the movement in the warranty accrual (in thousands):

	Years ended December 31,
	2011		2010	2009
Beginning balance	$299		$489	$281
Warranty accruals	393		191	425
Settlements and adjustments	751		(381)	(217)

Ending balance	$1,443	(1)	$299	$489

(1)	Included within the ending balance is an accrual of $0.3 million relating to a specific part, for which the liability was assumed as part of the acquisition of Santur. This part was related to one product manufactured in 2006, and the Company has continued to experience product returns through 2011. The amount recorded represents the Company’s best estimate of the liability to be incurred, and management believes that the amount recorded in the consolidated financial statements will be adequate to resolve any warranty obligations related to this issue, although this assessment is subject to change based on the ultimate resolution of this matter with customers.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The first share purchase rights were granted February 2, 2011, the first day NeoPhotonics Corporation common stock was listed on the New York Stock Exchange. The offering period, which extended through November 2011, contained two purchase dates, one in May 2011 and one in November 2011. The Company accounts for the stock purchase rights at the grant date (first day of the offering period) by valuing the two purchase periods separately. The stock purchase rights are accounted for at fair value, utilizing the Black-Scholes option-pricing model. The expense for each purchase period is recognized on a straight-line basis over the requisite service period, from the beginning of the offering period through the respective purchase date.

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

Cash flows resulting from the tax benefits for tax deductions from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are classified as cash flows from financing activities. The Company had no excess tax benefits in the years ended December 31, 2011, 2010 and 2009.

For further details of the Company’s stock-based compensation arrangements, see Note 14.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign currency translations

Monetary assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates of exchange at the balance sheet date. Transactions in currencies other than the U.S. dollar during the year are converted into the U.S. dollar at the applicable rates of exchange prevailing on the day transactions occurred. Transaction gains and losses are recognized in other income (expense), net in the consolidated statements of operations. Exchange losses recognized were $0.1 million, $0.0 million, and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders is calculated by dividing net income (loss) attributable to NeoPhotonics Corporation common stockholders and income allocable to participating securities to the extent they are dilutive, by the weighted average number of common shares and potential dilutive common share equivalents outstanding during the period if the effect is

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dilutive. The Company’s potential dilutive common share equivalents consist of incremental common shares issuable upon the exercise of options and warrants to purchase common shares and upon conversion of its redeemable convertible preferred stock. The Company’s non-vested early-exercised stock options are considered a participating security and are included in the Company’s computation of basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders. The Company’s redeemable convertible preferred stock met the definition of a participating security until this stock was converted to common stock in connection with the closing of the Company’s initial public offering.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, unrealized gains or losses on cost method investments and net income attributable to noncontrolling interests. Comprehensive income (loss) is disclosed in the consolidated statements of redeemable convertible preferred stock, deficit and comprehensive income (loss). The components of accumulated other comprehensive income as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Unrealized income (losses) on available-for-sale securities	$(308)	$4,412
Cummulative foreign currency translation adjustment	11,661	8,395

	$11,353	$12,807

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

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that were effective for reporting periods beginning after December 15, 2010. Level 3 assets and liabilities are those whose fair market value inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Accordingly, the Company adopted this amendment for the year ended December 31, 2010, except for the additional Level 3 requirements which were adopted on January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2010, the FASB issued an accounting standard update which provides guidance on the criteria to be followed in recognizing revenue under the milestone method. The milestone method of recognition allows a

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2011, the FASB issued amendments to the FASB Accounting Standard Codification relating to presentation of comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The amendments should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will apply the guidance beginning January 1, 2012 and the application of this guidance will result in financial statement presentation changes only.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company will apply this guidance beginning January 1, 2012.

In December 2011, the FASB issued amendments to the Accounting Standard Codification enhancing disclosure requirements about the nature of an entity’s right to offset. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance is effective for both interim and annual reporting period beginning January 1, 2013. Other than requiring additional disclosures, the Company does not anticipate material impacts on its financial statements upon adoption.

3. Discontinued Operations

In the fourth quarter of 2011, the Company initiated a plan to sell a component of its business, Shenzhen Photon Broadband Technology Co., Ltd. (Broadband), a subsidiary in China. The Company decided to sell Broadband because the nature of its operations is different than the core technology and strategy of the Company. The Company expects to complete the sale of Broadband in 2012.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011 and 2010, the net assets of Broadband are classified as held-for-sale in the Company’s consolidated balance sheets. Details of the net assets held-for-sale is as follows (in thousands):

	December 31,
	2011	2010
Cash and cash equivalents	$164	$806
Restricted cash	0	199
Accounts receivable, net	873	1,379
Inventories	484	894
Prepaid expenses and other current assets	166	144

Current assets held-for-sale	$1,687	$3,422

Property, plant and equipment	$167	$226

Long-term assets held-for-sale	$167	$226

Accounts payable	$1,225	$764
Short-term loans and notes payable	0	199
Accrued and other current liabilities	456	753

Current liabilities held-for-sale	$1,681	$1,716

The results of operations associated with Broadband are presented as discontinued operations in the Company’s consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009. Revenue and the components of net income related to the discontinued operations for all periods were as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Revenue	$5,085	$6,459	$9,776

Income (loss) from discontinued operations before income taxes	$318	$(408)	$(1,583)
Benefit from (provision for) income taxes	318	7	(437)

Net income (loss) from discontinued operations	$636	$(401)	$(2,020)

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Cash and investments

The Company began investing in marketable securities in 2011. Prior to 2011, the Company invested in money market funds, classified as cash and cash equivalents.

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents and investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2011				As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$11	$0	$0	$11	$6,650	$0	$0	$6,650
Time deposit	8,719	0	0	8,719	0	0	0	0

Total investments in cash and cash equivalents	8,730	0	0	8,730	6,650	0	0	6,650

Short-term investments
Money market funds	2,205	0	0	2,205	0	0	0	0
Time deposit	9,040	0	0	9,040	0	0	0	0
Corporate bonds	17,403	19	(224)	17,198	0	0	0	0
Commercial paper	7,497	0	(30)	7,467	0	0	0	0
U.S. federal agencies	11,447	3	0	11,450	0	0	0	0
Foreign bonds and notes	4,128	4	(80)	4,052	0	0	0	0
Municipal obligations	2,651	0	0	2,651	0	0	0	0

Total investments in short-term investments	54,371	26	(334)	54,063	0	0	0	0

Total investments	$63,101	$26	$(334)	$62,793	$6,650	$0	$0	$6,650

Realized gains and losses on the sale of marketable securities during the year ended December 31, 2011 were immaterial.

The following table summarizes the amortized cost and the estimated fair value of the investments in marketable securities, designated as available-for-sale and classified by the contractual maturity date of the security as of December 31, 2011 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$46,328	$46,264
Due in 1 to 2 years	10,128	9,934
Due in 2 to 5 years	4,242	4,192
Due after 5 years	2,403	2,403

Total	$63,101	$62,793

The Company’s marketable securities are liquid and maybe sold in the future to fund future operating needs. As a result, the Company recorded all its marketable securities in short-term investment as of December 31, 2011, regardless of the contractual maturity date of the securities.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not recognize any impairment losses on its marketable securities during the year ended December 31, 2011. As of December 31, 2011, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

The following table sets forth the fair value of the Company’s financial assets as of the date presented (in thousands):

	As of December 31, 2011				As of December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$2,216	$—	$—	$2,216	$6,650	$—	$—	$6,650
Time deposit	17,759	—	—	17,759	—	—	—	—
Marketable securities
Corporate bonds	—	17,198	—	17,198	—	—	—	—
Commercial paper	—	7,467	—	7,467	—	—	—	—
U.S. federal agencies	—	11,450	—	11,450	—	—	—	—
Foreign bonds and notes	—	4,052	—	4,052	—	—	—	—
Municipal obligations	—	2,651	—	2,651	—	—	—	—
Equity investments (1)	—	—	—	—	12,724	—	—	12,724

	$19,975	$42,818	$—	$62,793	$19,374	$—	$—	$19,374

(1)	Equity investments are classified as other long-term assets on the Company’s consolidated balance sheet.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders

The following table sets forth the computation of the basic and diluted loss per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except share and per share amounts):

	Years ended December 31,
	2011	2010	2009
Numerator:
Income (loss) from continuing operations	$(15,390)	$3,672	$(4,827)
Less: Accretion of redeemable convertible preferred stock	(7)	(113)	(153)
Less: deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	(17,049)	0	0
Less: income from continuing operations attributable to noncontrolling interests	0	(80)	(116)
Less: income from continuing operations attributable to redeemable convertible preferred stockholders	0	(3,479)	0

Income (loss) from continuing operations attributable to NeoPhotonics Corporation common stockholders	$(32,446)	$0	$(5,096)

Income (loss) from discontinued operations	$636	$(401)	$(2,020)
Less: loss from discontinued operations attributable to redeemable convertible preferred stockholders	0	401	0

Income (loss) from discontinued operations attributable to NeoPhotonics Corporation common stockholders	$636	$0	$(2,020)

Net income (loss) attributable to NeoPhotonics Corporation common stockholders	$(31,810)	$0	$(7,116)

Denominator:
Weighted average shares used to compute basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	22,359,802	1,945,111	1,913,117
Effect of dilutive securities:
Common stock options	0	1,178,883	0
Weighted average shares used to compute diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	22,359,802	3,123,994	1,913,117

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders—basic:
Continuing operations	$(1.45)	$0.00	$(2.66)

Discontinued operations	$0.03	$0.00	$(1.06)

Net income (loss)	$(1.42)	$0.00	$(3.72)

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders—diluted:
Continuing operations	$(1.45)	$0.00	$(2.66)

Discontinued operations	$0.03	$0.00	$(1.06)

Net income (loss)	$(1.42)	$0.00	$(3.72)

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares of common stock subject to repurchase resulting from the early exercise of employee stock options are not considered participating securities and are therefore excluded from basic weighted average common shares outstanding.

In determining the allocation of income to participating securities for the purposes of computing basic and diluted net income (loss) per share under the two-class method, the Company considers that net income attributable to NeoPhotonics Corporation common stockholders in 2010 should be attributable to the redeemable convertible preferred stockholders, given the dividend preferences of the preferred stock. As a result, there would be no income or loss remaining, either from continuing or discontinued operations attributable to common stockholders. For the years ended December 31, 2011 and 2009, as the stockholders of the redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses, all components of net loss have been attributed to common stockholders.

The Series X preferred stock contained a special conversion feature which was contingent upon completion of an initial public offering. The beneficial conversion feature is measured as the difference between the offering price of $11.00 per share and the accounting conversion price of $6.25 per share. At the closing of the initial public offering, a charge of $17.0 million related to the beneficial conversion feature was recorded to additional paid-in-capital and represents a deemed dividend in calculating net loss attributable to NeoPhotonics Corporation common stockholders for the year ended December 31, 2011. For the year ended December 31, 2011, 2010 and 2009, pro forma net income (loss) per share, which assumes all shares of preferred stock are converted to common stock at the beginning of each period on an as converted basis, was as follows (in thousands, except share and per share amounts):

	Years ended December 31,
	2011	2010	2009
Income (loss) from continuing operations attributable to NeoPhotonics corporation	$(15,390)	$3,592	$(4,943)

Income (loss) from discontinued operations	$636	$(401)	$(2,020)

Net income (loss)	$(14,754)	$3,191	$(6,963)

Pro forma net income (loss) per share attributable to NeoPhotonics corporation—Basic
Continuing operations	$(0.65)	$0.23	$(0.36)

Discontinued operations	$0.03	$(0.03)	$(0.15)

Net income (loss)	$(0.62)	$0.20	$(0.51)

Pro forma net income (loss) per share attributable to NeoPhotonics corporation—Diluted
Continuing operations	$(0.65)	$0.21	$(0.36)

Discontinued operations	$0.03	$(0.02)	$(0.15)

Net income (loss)	$(0.62)	$0.19	$(0.51)

Weighted average shares used to compute pro forma net income (loss) per share attributable to NeoPhotonics Corporation
Basic	23,821,343	15,917,817	13,599,967

Diluted	23,821,343	17,008,242	13,599,967

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive:

	Years ended December 31,
	2011	2010	2009
Employee stock options	991,123	293,383	1,532,041
Common stock warrants	4,482	4,482	7,990
Employee stock purchase plan	86,762	0	0
Restricted stock units	130,391	0	0
Redeemable convertible preferred stock, on an if-converted basis (1)	1,481,841	14,038,489	11,686,850

	2,694,599	14,336,354	13,226,881

(1)	For the purposes of the table above, the Series 1, 2 and 3 preferred stock have been converted on a 1-for-1 basis and the Series X preferred stock has been converted on a 400-for-1 basis.

6. Acquisition of Santur

On September 29, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Dulcimer Acquisition Corp., a wholly owned subsidiary of the Company (“Merger Sub”), Santur and Shareholder Representative Services, LLC, solely in its capacity as the Stockholder Representative. On October 12, 2011 (the “closing date”) the Company completed its acquisition and in accordance with the terms of the Merger Agreement, Merger Sub merged with and into Santur (the “Merger”), with Santur continuing as the surviving corporation and becoming a wholly owned subsidiary of the Company.

The total consideration paid by the Company was approximately $44.4 million of cash, including an aggregate amount of $6.0 million that was withheld and placed into escrow to cover certain indemnity obligations from the closing date through October 11, 2013. In addition, such holders are also entitled to receive up to an additional $7.5 million, in the aggregate, as measured by Santur’s quarterly gross profit during 2012. As of the closing date, the fair value of the contingent consideration was $2.8 million.

In connection with the acquisition, the Company incurred approximately $1.0 million in acquisition-related costs related primarily to investment banking, legal, accounting and other professional services. The acquisition costs were expensed as incurred and were included in general and administrative expenses in the 2011 consolidated statement of operations.

Santur is headquartered in Fremont, California, and is a leading designer and manufacturer of Indium Phosphide (InP)-based PIC products. Santur products are designed for 40Gbps and 100Gbps networks and include lasers, modulators and photodiodes. The Company expects that the acquisition of Santur will enhance its existing product portfolio. In addition, the Company intends to combine Santur’s technology with its own to create new products for 100Gbps coherent systems.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounted for its acquisition of Santur using the acquisition method of accounting for business combinations. Santur’s tangible and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the acquisition. The excess purchase price over the value of the net assets acquired was recorded as goodwill. The following table summarizes the purchase accounting and the net tangible assets acquired as of the date of acquisition (in thousands):

Total purchase consideration:
Cash transferred upon closing	$44,396
Fair value of contingent consideration	2,800

47,196

Less the fair value of net assets acquired:
Net tangible assets acquired	21,243
Intangible assets acquired:
Developed technology	11,800
Customer relationships	5,000
In-process research and development	370

38,413

Goodwill	$8,783

Details of the net assets acquired are as follows (in thousands):

Cash and cash equivalents	$5,410
Accounts receivable, net	10,253
Inventories	7,578
Prepaid and other current assets.	1,329
Property, plant and equipment	13,500
Other non-current assets	453
Accounts Payable	(8,371)
Other accrued liabilities	(8,798)
Lease obligation	(111)

Total net tangible assets acquired	$21,243

The adjustments to measure the assets acquired and liabilities assumed at fair value are described below:

Net Tangible Assets

Santur’s tangible assets acquired and liabilities assumed as of October 12, 2011 were reviewed and adjusted to their fair value. The Company increased Santur’s historical value of fixed assets by $5.8 million to adjust the fixed assets to an amount equivalent to the fair market value. The fair value of fixed assets acquired was determined using several approaches depending on the nature of the fixed asset including a market approach and cost approach if market data was not available. The Company also increased Santur’s cost of inventory by $0.2 million. The fair value of inventory acquired was determined using an income approach based upon the expected sales value of the inventory, less direct costs associated with the sale of the inventory and an allocation of profit margins between the buyer and seller.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Developed technology represents products that have reached technological feasibility. Santur’s current products offerings include tunable lasers and transmitters, integrated tunable laser assemblies with narrow line width, and a family of PIC products that enable high capacity 40Gbps and 100Gbps transceivers. The fair value of developed technology intangibles acquired was determined using an income approach called the multi-period excess-earnings method, which involves forecasting the net earnings to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net returns to a present value using the Company’s discount rate. The Company will amortize the developed technology intangible asset over an average estimated life of 5 years and amortization expense will be recorded to cost of goods sold.

Customer relationships represent the value placed on Santur’s distribution channels and end users. The fair value of customer relationship intangibles were determined based on the incremental cash flow afforded by having the customer relationships in place on the acquisition date versus having no relationships in place and needing to replicate or replace those relationships. The Company will amortize the customer relationships intangible asset over an average estimated life of 5 years and amortization expense will be recorded to operating expenses.

In-process research and development represents four Santur research and development projects that have not reached technological feasibility as of the closing date of the acquisition. Acquired in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts. The fair value of in-process research and development, similar to developed technology intangibles acquired, was determined using an income approached called the multi-period excess-earnings approach, with the additional inclusion of estimated costs required to complete the projects. These projects are expected to be completed in 2013. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and therefore when complete, the assets will be amortized to cost of goods sold over the estimated future life of the product as indicated by its anticipated revenue streams evaluated upon completion.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the highly skilled and valuable assembled workforce, the ability to generate new products and services as a combined company and expected synergistic benefits of the transaction. In accordance with applicable accounting standards, goodwill is not amortized but instead will be tested for impairment at least annually or, more frequently if certain indicators are present.

Santur’s results of operations from October 12, 2011 through December 31, 2011 are included in the Company’s consolidated statement of operations for the year ended December 31, 2011. During the year ended December 31, 2011, Santur contributed $5.8 million of revenue and $13.8 million of operating loss, which includes the impact from purchase accounting related adjustments, such as the amortization of purchased intangibles, amortization of acquisition related fixed asset and inventory step-up, adjustment to the fair value of contingent consideration, retention expense, and acquisition related costs. The following table presents pro forma results of operations of the Company and Santur, as if the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place on January 1, 2010, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of October 12, 2011. Pro-forma results include: (i) amortization of intangible assets related to the acquisition, (ii) depreciation expense associated with the fair value adjustment to Santur’s

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property, plant and equipment, (iii) stock-based compensation expense, and (iv) interest income (expense) associated with Santur’s debt eliminated in connection with the acquisition. The pro forma information for the years ended December 31, 2011 and 2010 is as follows (in thousands, except per share amounts):

	Years ended December 31,
	2011	2010
Total revenues	$236,449	$242,873
Net loss	(29,352)	(7,963)
Net loss attributable to NeoPhotonics Corporation	(29,352)	(8,043)
Net loss attributable to NeoPhotonics Corporation common stockholders	(46,408)	(8,156)
Basic and diluted net loss per share attributable to NeoPhotonics Corporation common stockholders	(2.08)	(4.19)

7. Impairment of long-lived assets

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

In addition, in 2009, the Company recorded an impairment charge of $0.4 million resulting from the write-off of machinery and equipment which were no longer in use.

There were no impairment charges relating to long-lived assets recorded during the years ended December 31, 2011 and 2010, respectively.

8. Goodwill and purchased intangible assets

Goodwill

Goodwill is tested for impairment annually on the last day of the fourth quarter. During the first step of the Company’s annual impairment analysis in the fourth quarter of 2011, the Company determined that the carrying amount of the Company’s goodwill might not have been recoverable. After completing the second step of the Company’s December 31, 2011 impairment analysis, the Company recognized a goodwill impairment charge of $13.1 million. The Company has only one reporting unit and therefore its impairment assessment is performed at a consolidated entity level. The impairment charge was due to a decline in the market capitalization of the Company during the fourth quarter of 2011.

Both an income and market approach were used to estimate the fair value of the reporting unit. For the income approach, the Company used a discounted cash flow analysis, which included assumptions about future revenue, operating expenses, taxes and working capital and capital asset requirements. Material assumptions used for the income approach were eleven years of projected net cash flows, a discount rate of 18%, and a long-term growth rate of 5%. For the market approach, the Company used a market capitalization analysis, guideline public

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

company analysis and a guideline transactions analysis. The market capitalization approach used the mid-point of the range of closing share prices of the Company’s common stock as of the valuation date and for the three months prior to the valuation date and applied a 40% control premium. The guideline public company analysis measured the enterprise value of eleven companies and also applied a 40% control premium. The guideline transactions analysis looked at thirteen transactions in the optical components industry over the last 3.5 years.

The resulting analyses were weighted as follows in measuring the fair value of the reporting unit:

Discounted cash flow	16.7%
Market capitalization	50.0%
Guideline public company	16.7%
Guideline transactions	16.7%

The market capitalization analysis was weighted higher than the other approaches, as the Company believes that the value indication provided by the market is highly relevant to the valuation of the reporting unit.

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2009 and 2010	$4,323
Additional goodwill from acquisition of Santur Corporation	8,783
Goodwill impairment	(13,106)

Balance as of December 31, 2011	$—

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$32,145	$(20,489)	$11,656	$19,108	$(19,064)	$44
Customer relationships	11,788	(6,746)	5,042	6,513	(5,786)	727
Leasehold interest	1,352	(195)	1,157	1,286	(156)	1,130
Noncompete agreements	950	(806)	144	710	(465)	245

	$46,235	$(28,236)	$17,999	$27,617	$(25,471)	$2,146

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

	Years ended December 31,
	2011	2010	2009
Cost of goods sold	$598	$2,237	$4,083
Operating expenses	994	1,144	1,137

Total	$1,592	$3,381	$5,220

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense of purchased intangible assets as of December 31, 2011, is as follows (in thousands):

2012	$3,751
2013	3,593
2014	3,483
2015	3,483
2016	2,804
Thereafter	885

$17,999

9. Balance sheet components

Accounts receivable, net

Accounts receivable, net consist of the following (in thousands):

	December 31,
	2011	2010
Accounts receivable	$60,655	$50,936
Trade notes receivable	8,728	3,641
Allowance for doubtful accounts	(506)	(1,582)

	$68,877	$52,995

The table below summarizes the movement in the Company’s allowance for doubtful accounts (in thousands):

Balance at December 31, 2008	$(1,650)
Provision for bad debt	(100)
Write-offs, net of recoveries	48

Balance at December 31, 2009	(1,702)
Provision for bad debt	35
Write-offs, net of recoveries	85

Balance at December 31, 2010	(1,582)
Provision for bad debt	(196)
Write-offs, net of recoveries	1,272

Balance at December 31, 2011	$(506)

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$16,892	$8,346
Work in process	4,991	3,256
Finished goods	13,458	6,930

	$35,341	$18,532

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment, net

Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2011	2010
Buildings	$16,331	$15,537
Machinery and equipment	82,535	60,453
Furniture, fixtures, software and office equipment	7,474	6,626
Leasehold improvements	4,015	2,582

	110,355	85,198
Less: Accumulated depreciation	(54,011)	(42,311)

	$56,344	$42,887

Depreciation and amortization expense was $10.8 million, $8.6 million and $8.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Other long-term assets

Other long-term assets consist of the following (in thousands):

	December 31,
	2011	2010
Investment in Ignis	$0	$12,147
Deposits	824	590
Other	225	219

	$1,049	$12,956

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Employee-related	$9,523	$7,107
Other	8,776	5,186

	$18,299	$12,293

Other noncurrent liabilities

As of December 31, 2011 and 2010, other noncurrent liabilities included an asset retirement obligation of $1.0 million associated with the Company’s facility lease in California, which expires in October 2019. As of December 31, 2011, other noncurrent liabilities included a contingent consideration obligation of $1.5 million associated with the acquisition of Santur.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Investment and equity accounting

During the first three quarters of 2010, the Company purchased shares of Ignis, a Norwegian company traded on the Oslo Borse (Norway stock exchange) for total consideration of $8.1 million. After such purchases, the Company had an ownership percentage in Ignis of 9%, 17% and 23% as of March 31, June 30 and September 30, 2010, respectively. During the fourth quarter of 2010, the Company’s ownership percentage in Ignis decreased to 19%, due to new shares issued by Ignis.

For 2010, the Company recognized a $0.6 million loss relating to its share of Ignis’ loss. As December 31, 2010, the Company had an investment balance of $12.1 million, including $4.4 million in unrealized gains relating to the Company’s investment in Ignis.

In the second quarter of 2011, the Company sold all of its shares in Ignis for gross proceeds of $21.3 million and recognized a gain of $13.8 million. The gain was included in other income (expense), net in the Company’s consolidated statement of operations for the year ended December 31, 2011.

11. Debt

The Company records debt at its carrying amount. The following table provides the components of debt, obligations and weighted average interest rate relating to the Company’s outstanding debt instruments (in thousands, except percentages):

	December 31, 2011		December 31, 2010
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate
Notes payable	$14,620		$12,543
Short-term bank loans	0		4,463	5.23%

Total short-term loans and notes payable	$14,620		$17,006

Total long-term debt	27,166	2.24%	8,836	4.34%
Less: current portion of long-term debt	(5,000)		(5,924)

Total long-term debt, net of current portion	$22,166		$2,912

The fair value of the short-term loans, notes payable and debt is calculated using an estimate of the interest rate the Company would have had to pay on the issuance of liabilities with a similar maturity and discounting the cash flows at that rate. Given that the Company’s long-term debt relates to a recently amended bank loan, entered into at a floating interest rate, based on LIBOR, the fair value of this debt approximates its carrying value. The notes payable are short term loans entered into at a fixed rate, and their fair value approximates carrying value due to the relatively short maturity of these items.

Notes payable

The Company frequently directs its banking partners to issue notes payable to its suppliers in China in exchange for accounts payable. These banks issue notes to vendors and issue payment to the vendors upon redemption. The Company owes the payable balance to the issuing bank. These notes are unsecured, noninterest bearing and are due approximately six months after issuance.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term bank loans

The Company’s subsidiaries in China have short-term line of credit facilities from various banking institutions. These short-term line of credit facilities have an original maturity date of one year or less and one such facility agreement is secured by the Company’s manufacturing facility in China. Amounts requested by the Company are not guaranteed and are subject to funds and currency availability. The interest rate charged is fixed on the borrowing date for the term of the loan. The short-term line of credit facilities typically do not require any specific covenants.

Long-term debt

In December 2007, the Company entered into a loan and security agreement with a bank for an available credit facility. The loan and security agreement is secured by substantially all of the Company’s U.S. assets, other than intellectual property assets. In December 2008 and December 2009, the loan and security agreement was amended, increasing the amount of credit available under the facility and extending the term of the lending arrangement through December 2011. In September 2011, the Company entered into a third amendment to the loan and security agreement. The components of the available credit facilities as provided by the September 2011 amendment are as follows:

•

As of December 31, 2010, the loan and security agreement included an $8.0 million revolving line of credit, which was set to expire in December 2011. The September 2011 amendment to the loan and security agreement extends the term of the revolving line of credit through September 2014. In September 2011, the stand-by letters of credit issued by the bank to guarantee a loan for the Company’s subsidiaries in China was terminated. In October 2011, the Company drew down the full $8.0 million. Borrowings under this facility bear interest at a rate of LIBOR plus 2%. As of December 31, 2011, $8.0 million was outstanding under the revolving line of credit and $0.0 million was available for borrowing.

•	As of December 31, 2010, the loan and security agreement included a $9.5 million credit facility based on capital expenditures. Under the September 2011 amendment, this credit facility was terminated.

•

The September 2011 amendment also provides for a new $7.0 million equipment line advance for capital expenditures in the U.S. Advances may be drawn in four tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by September 2015. Borrowings under this facility bear interest at a rate of LIBOR plus 2%. As of December 31, 2011, $0.0 million was outstanding under the acquisition advance and the total available borrowing capacity under this facility was $7.0 million.

•

The September 2011 amendment provides for a new $20.0 million acquisition advance, expiring in September 2015. Proceeds of the acquisition advance may be used to make permitted business acquisitions. Advances may be drawn in two tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by the acquisition line maturity date. The advances bear interest at a rate of LIBOR plus 2%. In October 2011, the Company drew down the full $20.0 million in connection with its acquisition of Santur. As of December 31, 2011, $19.2 million was outstanding under the acquisition advance and the total available borrowing capacity under this facility was $0.8 million.

In connection with the original loan and security agreement, the Company issued a warrant to the lender to purchase 4,482 shares of common stock at an exercise price of $29.00 per share. As of December 31, 2011, the warrant had not been exercised.

As of December 31, 2011, the Company was in compliance with all of the financial covenants contained in the loan and security agreement and subsequent amendments. The financial covenants include tangible net worth

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of no less than the base amount, bank debt liquidity coverage ratio of at least 1.50 to 1.00 and a liquidity requirement of no less than $60.0 million. The base amount initially means $115 million, and shall permanently increase by an amount equal to the sum of 75% of the net proceeds from an issuance of equity securities or subordinated debt, plus 50% of the net income of the Company and its consolidated subsidiaries for the fiscal quarters ended after September 30, 2011.

In December 2007, the Company’s primary subsidiary in China entered into a term loan agreement with a Chinese bank with a borrowing capacity of up to $5.0 million. As of December 31, 2010, $0.0 million was outstanding under the term loan. In September 2011, this agreement was terminated and therefore no further amounts can be borrowed under this term loan.

At December 31, 2011, maturities of long-term debt were as follows (in thousands):

Less than 1 year	$5,000
1-4 years	22,166

$27,166

12. Commitments and contingencies

Leases

The Company leases various facilities under noncancelable operating leases. As a result of the acquisition of Santur, the Company assumed lease obligations totaling $1.8 million. As of December 31, 2011, the future minimum commitments under all operating leases are as follows (in thousands):

Years ending December 31,
2012	$2,579
2013	1,502
2014	1,167
2015	1,062
2016	666
Thereafter	1,468

$8,444

Rent expense under the Company’s operating leases was $1.9 million, $1.1 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at this time and, accordingly, no amount has been accrued at December 31, 2010. As the Company’s management continues to monitor these matters, however, its determination could change and it may decide a different reserve is appropriate in the future.

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the U.S. District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and the Company, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the codefendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers, and, therefore, are being utilized in such digital diagnostic standards. On March 23, 2010, the Company filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims asserting that Finisar has violated state and federal competition laws and violated its obligations to license on reasonable and non-discriminatory terms. On May 5, 2010, the court dismissed without prejudice all co-defendants (including the Company) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against the Company. The Company and Finisar had agreed to suspend their respective claims for a 90 day period and not to refile the originally asserted claims against each other until one or more specified events occur resulting in the partial or complete resolution of the litigation between Source Photonics and Finisar. On September 10, 2010, Source Photonics and Finisar settled their lawsuit, commencing the suspension period, which ended in December 2010. On January 18, 2011, the Company and Finisar again agreed to suspend their respective claims and not to refile the originally asserted claims against each other until at least 90 days after one or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. This tolling period is scheduled to expire on April 30, 2012. As a result, beginning on such date Finisar will be permitted to bring a new lawsuit against the Company if it chooses to do so, and the Company will be able to bring new claims against Finisar on or after May 7, 2012.

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

Purchase obligations

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of December 31, 2011, total outstanding purchase obligations were $15.8 million, primarily due within the next 12 months.

Other contingencies

Under California’s recently enacted Global Warming Solutions Act, the Company designed and installed additional pollution control equipment at the San Jose, California, manufacturing plant to reduce perfluorocarbon emissions beginning in 2012. As of December 31, 2011, the San Jose and Fremont, California, manufacturing facilities are in compliance with the Global Warming Solutions Act.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Stockholders’ Equity

Redeemable convertible preferred stock

Under the Company’s Certificate of Incorporation, as amended and restated on November 29, 2010, the Company’s preferred stock is issuable in series.

The following is the activity of the Company’s redeemable convertible preferred stock for the years ended December 31, 2011, 2010 and 2009 (in thousands, except share amounts):

	Series X (see note A)		Series 3 (see note B)		Series 2 (see note C)		Series 1 (see note D)		Total Amount
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2008	12,540	31,235	3,974,974	98,886	856,452	17,054	1,808,087	49,255	6,652,053	196,430
Issuance of Series X preferred stock, net of stock issuance costs of $24	3,556	8,867	0	0	0	0	0	0	3,556	8,867
Accretion of preferred stock to redemption value	0	38	0	115	0	0	0	0	0	153

Balances as of December 31, 2009	16,096	40,140	3,974,974	99,001	856,452	17,054	1,808,087	49,255	6,655,609	205,450
Issuance of Series X preferred stock, net of issuance costs of $24	2,401	5,978	0	0	0	0	0	0	2,401	5,978
Accretion of preferred stock to redemption value	0	62	0	51	0	0	0	0	0	113

Balance as of December 31, 2010	18,497	$46,180	3,974,974	$99,052	856,452	$17,054	1,808,087	$49,255	6,658,010	$211,541

Accretion of preferred stock to redemption value	0	7	0	0	0	0	0	0	0	7
Deemed dividend on beneficial conversion of Series X preferred stock	0	17,049	0	0	0	0	0	0	0	17,049
Preferred stock conversion to common stock upon initial public offering	(18,497)	(63,236)	(3,974,974)	(99,052)	(856,452)	(17,054)	(1,808,087)	(49,255)	(6,658,010)	(228,597)

Balance as of December 31, 2011	0	$0	0	$0	0	$0	0	$0	0	$0

Note A—Liquidation preference $92,487 and $80,482 at December 31, 2010 and 2009, respectively.

Note B—Liquidation preference $99,376 at each of December 31, 2010 and 2009.

Note C— Liquidation preference $28,861 at each of December 31, 2010 and 2009.

Note D—Liquidation preference $49,723 at each of December 31, 2010 and 2009.

Dividends

The holders of shares of Series 3 and Series X preferred stock are entitled to receive dividends at the greater of (a) $2.25 per share for Series 3 preferred stock and $225 per share for Series X preferred stock per annum and (b) the amount of dividends declared pro rata on the common stock and common stock to be issued assuming conversion of all preferred stock, prior and in preference to any declaration or payment of any dividend on the Series 1 preferred stock, the Series 2 preferred stock or the common stock. The holders of shares of Series 2 and Series 1 preferred stock are then entitled to receive dividends, on a pari passu basis, at the rate of $3.03275 and $2.475 per share, respectively, prior and in preference to any declaration or payment of any dividend on common stock.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, no dividends on the convertible preferred stock had been declared by the Board of Directors from inception through their conversion into common stock. In addition, the Company’s U.S. loan and security agreement restricts its ability to pay dividends.

Liquidation

In the event of any liquidation, dissolution, change in control or winding up of the Company, whether voluntary or involuntary, the holders of the Series X preferred stock are entitled to receive an amount equal to: (a) in the case of an acquisition transaction, $5,000.00 per share or (b) in the case of any liquidation, dissolution of the Company, $2,500.00 per share, plus all declared but unpaid dividends on such shares.

The holders of shares of Series 3 preferred stock are then entitled to receive $25.00 per share, plus any declared but unpaid dividends on such shares. After the completion of the liquidation preference to Series X and Series 3 preferred stockholders, the Series 1 and Series 2 preferred stockholder are entitled to receive $27.50 and $33.697325 per share, plus any declared but unpaid dividends on such shares and per share for each outstanding share of Series 2 preferred stock of the Company (as adjusted for any stock dividends, combinations, or splits) plus any declared but unpaid dividends on such shares.

The Company has presented Series 1, 2, 3 and X preferred stock outside of deficit in the mezzanine section of the consolidated balance sheets, as the shares of Series 1, 2, 3 and X preferred stock have a change in control provision which would result in the shares being deemed to be redeemed upon a change in control, which change in control is not solely within the control of the Company.

The remaining assets, after the above mentioned provisions, will be distributed first, ratably among holders of preferred stock until: (a) Series 1 preferred stockholders have received $55.00 per share, (b) Series 2 preferred stockholders have received $67.39465 per share, (c) Series 3 preferred stockholders have received $50.00 per share, and secondly, among the holders of common stock until they have received an aggregate of $51.035 per share.

Redemption

At any time after May 30, 2011, one or more holders of Series 3 preferred stock or Series X preferred stock that, together with all holders submitting redemption elections, can be redeemed at the prices and conditions specified in the Company’s Certificate of Incorporations. As a result of the redemption provisions of the Series X and Series 3 preferred stock, the Company is required to accrete the carrying value of the preferred stock to its redemption value over the period from issuance through redemption date. As a result, during the years ended December 31, 2011, 2010 and 2009, the Company recorded preferred stock accretion of $7,000, $113,000 and $153,000, respectively, as a charge to additional paid-in capital.

There was no Series X preferred stock or Series 3 preferred stock presented for redemption.

Conversion

Each share of preferred stock, at the option of the holder, is convertible into a number of fully paid shares of common stock as determined by dividing the respective preferred stock issue price by the conversion price in effect at the time. The initial conversion price of shares of Series 1, Series 2, Series 3 and Series X preferred stock is $27.50, $33.697325, $25.00 and $25.00 respectively. Conversion of the Series 1, Series 2, Series 3 and Series X preferred stock is automatic immediately upon the earlier of (a) closing of a firm commitment underwritten public offering or (b) the date specified by holders of at least 60% of the then outstanding shares of preferred stock on an as converted to common stock.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Series X preferred stock has additional special conversion features related to a subsequent equity financing or a qualified initial public offering. If the Company issued and sold shares of its equity securities in a single transaction or a series of related transactions (other than a qualified initial public offering) and received aggregate proceeds from the equity financing of an amount equal to the product of (a) the number of shares of Series X preferred stock then outstanding (adjusted for any stock split, dividend, combination or other recapitalization with respect to the Series X preferred stock) multiplied by (b) $2,500.00, then the Series X preferred stock would automatically be converted into fully paid and nonassessable shares of the equity securities issued in the subsequent equity financing. The number of common shares to be issued to Series X preferred stockholders upon such conversion will be equal to the quotient obtained by dividing (i) the total number of shares of Series X preferred stock multiplied by $2,500.00 by (ii) 50% of the price per share of the equity securities sold in the subsequent equity financing.

If at any time on or before June 30, 2011, the Company issued and sold shares of its common stock in a qualified initial public offering, the Series X preferred stock will automatically be converted into fully paid and nonassessable shares of common stock upon the completion of the qualified initial public offering. The number of shares of common stock to be issued to Series X preferred stockholders upon such conversion shall be equal to the quotient obtained by dividing (a) the total number of shares of Series X preferred stock held by such holders multiplied by $2,500.00 by (b) $6.25, rounded to the nearest whole share.

The Company determined that the modification of the Series X special conversion feature effected by the amended and restated Articles of Incorporation dated November 29, 2010, did not result in any material incremental value received by the Series X stockholders. As a result, no accounting was deemed necessary upon modification.

The Company determined that the special conversion feature dependent on a qualified initial public offering is a contingent beneficial conversion feature. Upon completion of the initial public offering on February 2, 2011, the Company recognized a charge as a deemed dividend within additional paid-in capital, in the absence of retained earnings. As a result, there is no impact on net income (loss) attributable to NeoPhotonics Corporation as the charge is recognized within equity, however, the charge impacts net income (loss) attributable to NeoPhotonics Corporation common stockholders and basic and diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders.

In connection with the closing of the initial public offering on February 2, 2011, all of the preferred shares outstanding automatically converted into shares of common stock. The following table summarizes information related to the Company’s redeemable convertible preferred stock as of December 31, 2010 (in thousands, except share and per share amounts):

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock

On February 10, 2011, the Company filed its Amended and Restated Certificate of Incorporation in connection with the closing of its initial public offering. Following the amendment, the Company’s authorized capital stock consists of 110,000,000 shares, comprising: (i) 100,000,000 shares of common stock, par value $0.0025 per share and (ii) 10,000,000 shares of preferred stock, par value $0.0025 per share. As of December 31, 2011, the Company had reserved the following shares of authorized but unissued common stock:

Common Stock
Stock option plans	3,479,146
Stock purchase plan	177,845
Warrants	4,482

3,661,473

In 2009, the Company repurchased 10,199 shares of outstanding common stock from stockholders at an average price of $3.62 per share for an aggregate purchase price of $37,000. In 2010, the Company repurchased 120 shares of outstanding common stock at an average price of $4.65 per share for an aggregate purchase price of $558. In 2011, the Company repurchased 51 shares of outstanding common stock at an aggregate purchase price of $217. The common stock repurchased is removed from common stock outstanding, is not held in treasury stock and is available for reissuance.

Equity incentive programs

Plan descriptions

2004 Stock Option Plan

In March 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 2004 Plan provides for the issuance of options to purchase common stock to eligible employees, consultants and independent directors. Options granted under the 2004 Plan may be either incentive stock options or nonqualified stock options. Under the terms of the 2004 Plan, awards may be granted at prices not less than 100% of the fair value of the Company’s common stock, as determined by the Company’s board of directors, on the date of grant for an incentive stock option and not less than 85% of the fair value of the Company’s common stock on the date of grant for a non-qualified stock option. Options vest over a period of time as determined by the board of directors, generally over a four year period, and expire ten years from date of grant. Subject to adjustment for certain changes in the Company’s capital structure, the maximum aggregate number of shares of common stock that may be issued under the 2004 Plan is 3,010,769.

Stock options granted under the Company’s stock option plan provide employee option holders, if approved by the Company’s board of directors, the right to elect to exercise unvested options in exchange for restricted common stock, which are subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated. Any repurchased shares are not returned to the available share pool for future stock option grants. The shares purchased by the employees pursuant to the early exercise of stock options are deemed to be outstanding. Early exercises of options are not deemed to be substantive exercises for accounting purposes. Accordingly, amounts received for early exercises are recorded as a liability. These amounts are reclassified to additional paid-in capital as the underlying options vest. As of December 31, 2011 and 2010, there is a liability related to the issuance of these shares of $0 and $18,000 respectively, which is included in the consolidated balance sheets within accrued and other current liabilities.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2011, in connection with the closing of the Company’s initial public offering and execution of the associated underwriting agreement, shares authorized for issuance under the 2004 Plan were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of December 31, 2011, options to purchase 1,863,726 shares were outstanding under the 2004 Plan and no shares were available for future grant.

2007 Stock Appreciation Grants Plan

In October 2007, the Company adopted its 2007 Stock Appreciation Grants Plan (the “2007 Plan”). The 2007 Plan provides for the grant of units (“stock appreciation units”) entitling the holder upon exercise to receive cash in an amount equal to the amount by which the Company’s common stock has appreciated in value. Each stock appreciation unit entitles a participant to a cash payment in the amount of the excess of the fair market value of a share of common stock on the exercise date over the fair market value of a share of common stock on the award date.

The total appreciation available to a participant from the exercise of an award is equal to the number of stock appreciation units being exercised, multiplied by the amount of appreciation per stock appreciation unit. The stock appreciation units granted under the 2007 Plan were primarily granted to employees or consultants of the Company’s subsidiaries in China.

Stock appreciation units became exercisable upon the expiration of lock-up agreement entered into with substantially all of the Company’s stockholders in connection with the Company’s public offering in February 2011. Thus, stock-based compensation expense in 2011 included a catch-up expense for stock appreciation units previously granted to certain employees. Prior to the Company’s initial public offering, no expense was recognized for these awards given their contingent nature. The expense was calculated using the Black-Scholes option pricing model and included the value of our common stock, which could vary significantly.

After the completion of its initial public offering, the Company remeasured the fair value (based on the market price of the Company’s common stock at the relevant period end) of all vested and outstanding stock appreciation units and adjusts compensation expense and corresponding liability accordingly. The Company also recognized compensation expense for additional vested stock appreciation units. As of December 31, 2011, the 2007 Plan remained in effect and 261,627 stock appreciation units were outstanding. The Company does not intend to grant additional stock appreciation units under the 2007 Plan.

2010 Equity Incentive Plan

The Company’s board of directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”) in April 2010, and the Company’s stockholders approved this plan in July 2010. The 2010 Plan became effective on the next calendar day after the execution and delivery of the underwriting agreement associated with the Company’s initial public offering. The 2010 Plan will terminate on April 13, 2020, unless sooner terminated by the board of directors.

The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Additionally, the 2010 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2010 Plan after the 2010 Plan becomes effective is 865,420 shares. Then, the number of shares of the Company’s common stock reserved for issuance under the 2010 Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2010 Plan is 8,000,000 shares. As of December 31, 2011, stock options to purchase and restricted stock units to convert to a total of 854,793 shares of common stock were outstanding under the 2010 Plan and 10,627 shares were reserved for future issuance.

2010 Employee Stock Purchase Plan

In February 2011, in connection with the closing of the Company’s initial public offering and execution of the associated underwriting agreement, the Company’s 2010 Employee Stock Purchase Plan (the “2010 ESPP”) became effective.

The 2010 ESPP initially authorizes the issuance of 342,568 shares of the Company’s common stock pursuant to purchase rights granted to employees or to employees of designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lesser of (1) 3.5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 600,000 shares of common stock or (3) such lesser number of shares of common stock as determined by the Company’s board of directors. The 2010 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code.

The 2010 ESPP was implemented through a series of offerings of purchase rights to eligible U.S. employees. Except for the initial offering period, the offering period is for 12 months beginning November 16th of each year, with two purchase dates on May 15th and November 15th. The initial offering period began February 2, 2011, the first day NeoPhotonics Corporation common stock was listed on the New York Stock Exchange, and ran through November 15, 2011, with purchase dates on May 15, 2011 and November 15, 2011.

Employees may participate through payroll deductions of 1% to 15% of their earnings. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for participating employees at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering, or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. In accordance with the 2010 ESPP, the fair market value of the Company’s common stock on the first day of the initial offering period was $11.00, the price per share at which shares were first sold to the public in the Company’s initial public offering, as specified in the Company’s prospectus. As of December 31, 2011, the Company had 177,845 shares reserved for future issuance. The Company issued 164,723 shares during the year ended December 31, 2011.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2011 Inducement Award Plan

The 2011 Inducement Award Plan (the “2011 Plan”) is a non-shareholder approved stock plan adopted by the Company in September 2011, for the purposes of awarding options, stock appreciation rights, restricted stock grants, restricted stock units and other awards to new employees of the Company and its affiliates, including as a result of future business acquisitions. All options shall be designated as nonstatutory stock options.

The number of shares reserved for issuance under the 2011 Plan is 750,000 shares. The exercise price of awards shall be not less than 100% of the fair market value of the Company’s common stock on the date of grant. Each stock appreciation right grant will be denominated in shares of common stock equivalents. Options and stock appreciation rights have a maximum term of ten years measured from the date of grant, subject to earlier termination following the individual’s cessation of service with the Company. As of December 31, 2011, stock options to purchase a total of 430,450 shares of common stock were outstanding under the 2011 Plan and 319,550 shares were reserved for future issuance.

Stock options and restricted stock units

The following table summarizes the Company’s stock option and restricted stock unit activity during the year ended December 31, 2011:

		Stock Options		Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	380,016	2,012,637	$5.86	0	$0.00
Authorized for issuance	1,615,420	0	$0.00	0	$0.00
Granted	(1,355,287)	820,712	$6.34	534,575	$6.97
Exercised	0	(79,144)	$4.30	0	$0.00
Forfeited or cancelled	70,044	(122,681)	$7.42	(17,130)	$7.00
Shares cancelled due to IPO—2004 Plan	(380,016)	0	$0.00	0	$0.00

Balance at December 31, 2011	330,177	2,631,524	$5.99	517,445	$6.97

The activity of nonvested shares for the year ended December 31, 2011, as a result of the early exercise of options granted to employees, is as follows:

Shares
Balance at December 31, 2010	4,166
Vested during the year	(4,166)

Balance at December 31, 2011	0

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	2,496,315	$5.95	7.19	$490
Exercisable	1,340,034	$4.75	5.64	$448

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2011 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2011. The intrinsic value of options exercised during the year ended December 31, 2011, 2010 and 2009, was $371,000, $144,000 and $1,000, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The following table summarizes information about restricted stock units outstanding as of December 31, 2011:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	453,113	$6.97	9.59	$2,075

The intrinsic value of restricted stock units vested and expected to vest as of December 31, 2011 is calculated based on the fair value of the Company’s common stock as of December 31, 2011.

Stock appreciation units

The following table summarizes the Company’s stock appreciation unit activity during the year ended December 31, 2011:

	Stock Appreciation Units	Weighted- Average Exercise Price
Stock appreciation units outstanding as of December 31, 2010	301,594	$6.83
Stock appreciation units exercised	(9,042)	$4.25
Stock appreciation units cancelled	(30,925)	$7.30

Stock appreciation units outstanding as of December 31, 2011	261,627	$6.86

Cash paid upon the exercise of stock appreciation units during the year ended December 31, 2011, was immaterial.

The following table summarizes information about stock appreciation units outstanding as of December 31, 2011:

	Stock Appreciation Units Outstanding
	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	261,627	$6.86	7.00	$50
Exercisable	139,896	$4.63	6.04	$42

The intrinsic value of stock appreciation units vested and expected to vest and exercisable as of December 31, 2011 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2011.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Stock-based compensation

Stock options

The following table summarizes the stock-based compensation expense recognized for stock options for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years ended December 31,
Stock options	2011	2010	2009
Cost of goods sold	$175	$116	$53
Research and development	523	372	226
Sales and marketing	387	378	178
General and administrative	704	729	521

	$1,789	$1,595	$978

The weighted-average fair value of options granted was $4.15, $7.54 and $2.94 per share for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, there was $4.7 million of unrecognized stock-based compensation expense for stock options that will be recognized over the remaining weighted-average period of 3.0 years.

The Company estimated the fair value of employee stock options using a Black-Scholes valuation model with the following assumptions:

	Years ended December 31,
Stock options	2011	2010	2009
Weighted-average expected term (years)	6.69	6.59	6.00
Weighted-average volatility	71%	73%	79%
Risk-free interest rate	1.62% – 2.92%	2.51% – 3.19%	2.15% – 3.12%
Expected dividends	0%	0%	0%

Expected term. Given the Company’s limited historical exercise behavior, the expected term of options granted was determined using the “simplified” method for years ended December 31, 2009. Under this approach, the expected term is presumed to be the average of the vesting term and the contractual term of the option. The Company granted “in-the-money” options on January 27, 2010 and March 30, 2010. As a result, the Company’s options do not meet the definition of a “plain-vanilla” option which is required to estimate expected term using the “simplified” method. For options granted after December 31, 2009, the expected term was estimated using the Company’s historical exercise behavior and expected future exercise behavior.

Volatility. Since the Company’s common stock was not publicly traded prior to February 2011 and therefore limited historical data on volatility of its stock is available, the expected volatility used is based on volatility of similar entities. In evaluating similarity, factors such as industry, stage of life cycle, size, and financial leverage are taken into consideration. The term over which volatility was measured was commensurate with the expected term.

Risk-free interest rate. The risk-free rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected dividends. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated forfeiture rate was 8.14%, 9.67% and 6.97% for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following table summarizes the expense recognized for stock appreciation units for the year ended December 31, 2011 (in thousands):

Stock appreciation units	Year ended December 31, 2011
Cost of goods sold	$146
Research and development	127
Sales and marketing	51
General and administrative	28

$352

As of December 31, 2011, the liability for the settlement of the stock appreciation units was $0.4 million and is included in accrued and other current liabilities on the consolidated balance sheet. The Company had not recognized a liability related to the stock appreciation units as of December 31, 2010 or 2009.

Based on the fair value of the stock appreciation units as of December 31, 2011, the Company has $0.2 million of unrecognized stock-based compensation expense for stock appreciation units that would be recognized over the remaining weighted-average period of 1.6 years.

The Company estimated the fair value of all employee stock appreciation units using a Black-Scholes valuation model with the following assumptions:

Stock appreciation units	Year ended December 31, 2011
Weighted-average expected term (years)	3.91
Weighted-average volatility	74%
Risk-free interest rate	0.36% – 2.42%
Expected dividends	0%

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected term. Vested stock appreciation units first became exercisable upon the expiration of the lock-up period associated with the initial public offering. Therefore, the Company estimated the term of the award based on an average of the weighted-average exercise period and the remaining contractual term.

Volatility. Since the Company’s common stock was not publicly traded prior to February 2011 and therefore limited historical data on volatility of its stock is available, the expected volatility used is based on volatility of similar entities. In evaluating similarity, factors such as industry, stage of life cycle, size, and financial leverage are taken into consideration. The term over which volatility was measured was commensurate with the expected term.

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

Employee stock purchase plan

The following tables summarize the components of the expense relating to the 2010 ESPP for the year ended December 31, 2011 (in thousands):

2010 ESPP	Years ended December 31, 2011
Cost of goods sold	$79
Research and development	254
Sales and marketing	91
General and administrative	80

$504

The following tables summarize the components of the expense relating to grants of stock purchase rights for the year ended December 31, 2011 (in thousands):

	Purchase Period Ending
Stock purchase rights	May 15, 2011	November 15, 2011	May 15, 2012	November 15, 2012
Weighted-average expected term (years)	0.28	0.77	0.49	1.00
Weighted-average volatility	58%	58%	70%	72%
Risk-free interest rate	0.15%	0.22%	0.04%	0.11%
Expected dividends	0%	0%	0%	0%

There were 164,723 shares issued during the year ended December 31, 2011. The weighted-average fair value of shares granted was $1.92 per share for the year ended December 31, 2011. At December 31, 2011, there was $0.8 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2012.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of the stock purchase right consists of: (1) the 15% discount on the purchase of the stock, (2) 85% of the call option and (3) 15% of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Purchase Period Ending
Stock purchase rights	May 15, 2011	November 15, 2011
Weighted-average expected term (years)	0.28	0.77
Weighted-average volatility	58%	58%
Risk-free interest rate	0.15%	0.22%
Expected dividends	0%	0%

Expected term. The expected term represents the period of time from the beginning of the offering period to the purchase date.

Volatility. Since the Company’s common stock was not publicly traded prior to February 2011 and therefore limited historical data on volatility of its stock is available, the expected volatility used is based on volatility of similar entities. In evaluating similarity, factors such as industry, stage of life cycle, size, and financial leverage are taken into consideration. The term over which volatility was measured was commensurate with the expected term.

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

Restricted stock units

The Company began granting restricted stock units in August 2011. The following table summarizes the stock-based compensation expense recognized for restricted stock units for the year ended December 31, 2011 (in thousands):

Restricted stock units	Year ended December 31, 2011
Cost of goods sold	$103
Research and development	129
Sales and marketing	118
General and administrative	113

$463

The weighted-average fair value of restricted stock units granted was $6.97 per share for the year ended December 31, 2011. At December 31, 2011, the Company has $2.7 million of unrecognized stock-based compensation expense for restricted stock units that will be recognized over the remaining weighted-average period of 2.6 years.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Income taxes

The benefit from (provision for) income taxes is based upon the income (loss) before income taxes as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
U.S. operations	$(20,712)	$(8,589)	$(16,751)
Non-U.S. operations	6,477	14,550	13,389

	$(14,235)	$5,961	$(3,362)

The components of the benefit from (provision for) income taxes consisted of the following (in thousands):

	Years ended December 31,
	2011	2010	2009
Current:
U.S. Federal tax	$(257)	$10	$74
U.S. state tax	0	0	0
Non-U.S. foreign tax	(1,350)	(2,331)	(1,985)

	(1,607)	(2,321)	(1,911)
Deferred
U.S. Federal tax	0	0	0
U.S. state tax	0	0	0
Non-U.S. foreign tax	452	32	446

Total provision for income taxes from continuing operations	(1,155)	(2,289)	(1,465)
Benefit from (provision for) income taxes from discontinued operations	318	7	(437)

Total provision	$(837)	$(2,282)	$(1,902)

The benefit from (provision for) income taxes differs from the amount obtained by applying the U.S. federal statutory tax rate as follows (in thousands, except percentages):

	Years ended December 31,
	2011	2010	2009
U.S. Federal statutory rate	34.0%	34.0%	34.0%
Tax at U.S. statutory rate	$4,840	$(2,027)	$1,143
State income taxes, net of federal benefit	397	(1,893)	844
Nondeductible expenses	138	299	3
Stock-based compensation	(511)	(320)	(218)
Change in valuation allowance	(811)	(276)	(5,043)
Research and development	485	225	1,390
Foreign rate differences	3,555	2,368	354
Earn out adjustment not taxable	438	0	0
Foreign income inclusion	(5,140)	0	0
Impairment of goodwill	(4,585)	0	0
Foreign permanent items	0	(209)	0
Other	39	(456)	62

	$(1,155)	$(2,289)	$(1,465)

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the movement in the Company’s deferred tax asset valuation allowance (in thousands):

Balance at December 31, 2008	$50,503
Charge to expense	6,120

Balance at December 31, 2009	56,623
Credit to expense	(68)
Deductions—write-offs	(114)

Balance at December 31, 2010	56,441
Credit to expense	(413)
Acquired net operating losses	15,486

Balance at December 31, 2011	$71,514

Deferred income tax assets and liabilities comprise the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$67,635	$47,412
Federal and state credits	6,822	5,572
Reserves, accruals and other	4,254	3,492
Fixed assets	647	1,293

Total deferred tax assets	79,358	57,769
Valuation allowance	(71,514)	(56,441)

Total deferred tax assets, net of valuation allowance	7,844	1,328
Deferred tax liabilities:
Acquired intangibles	(6,875)	(836)

Net deferred tax assets	$969	$492

Reported as:
Current deferred tax assets, included within prepaid expenses and other current assets	$1,896	$1,028
Deferred income tax liabilities	(927)	(536)

Net deferred tax assets	$969	$492

The net valuation allowance increased by $15.5 million during the year ended December 31, 2011, primarily due to an increase in net operating losses and other deferred tax assets from the acquisition of Santur.

As of December 31, 2011, the Company had net operating loss, or NOL, carryforwards for federal and state tax purposes of $191.1 million and $134.6 million, respectively. If not utilized, the federal and state net operating losses will expire beginning in 2012. The Company also had federal and state research credit carryovers of $3.5 million and $8.8 million, respectively. The federal research credits will expire beginning in 2018. The state research credit has no expiration. Utilization of the NOL and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before utilization.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets listed above do not include NOL carryforwards that are expected to expire unutilized as a result of existing ownership changes.

The Company has no present intention of remitting undistributed earnings of foreign subsidiaries, and, accordingly, no deferred tax liability has been established relative to these earnings. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable. As of December 31, 2011, the Company’s undistributed earnings of foreign subsidiaries were $18.0 million. In 2011, 2010 and 2009, certain of the Company’s subsidiaries benefited from various tax incentives, including tax holidays and reduced tax rates ranging from 15% to 20%, for operating in special economic zones or for engaging in certain qualifying business activities in China. The Company realized benefits from the reduced tax rate for the years ended December 31, 2011, 2010 and 2009 as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Tax provision (benefit) for China entities at statutory rate of 25%	$1,060	$3,971	$2,196
Tax provision (benefit) for China entities included in the consolidated statement of operations	580	2,291	1,228

Tax benefit from preferential tax rate	$480	$1,680	$968

Shares used to compute impact of tax benefits per basic and diluted share	22,359,802	1,945,111	1,913,117

Impact of tax benefits per basic and diluted share	$0.02	$0.00	$0.51

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, the Company’s China subsidiaries enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all China enterprises, including foreign invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, the Company’s China subsidiaries may be subject to the uniform income tax rate of 25% unless they are able to qualify for preferential status. Currently, they have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential rate applies to 2011, 2010 and 2009. The Company has reapplied for the preferential rate for 2012 and future years. If approved, the rate will remain at 15%, otherwise, the rate will be 25% for 2012 and thereafter.

Tax effects of a position are recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. At December 31, 2011, the Company had $9.2 million of unrecognized tax benefits, $0.2 million of which would affect its effective tax rate if recognized.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2008	$1,652
Gross increases for tax positions of prior years	0
Gross increases for tax positions of current year	2,439

Balance at December 31, 2009	4,091
Gross increases for tax positions of prior years	0
Gross increases for tax positions of current year	1,010

Balance at December 31, 2010	5,101
Gross increases for tax positions of prior years	119
Gross increases for tax positions of current year	3,994

Balance at December 31, 2011	$9,214

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of its income tax provision. For all years presented, the Company recognized no interest and penalties related to uncertain tax positions, as the uncertain tax position balances offset deferred tax assets, which are subject to a valuation allowance.

Uncertain tax positions relate to potential obligations related to permanent establishment in the Company’s global subsidiaries and to the determination of the research and experimental tax credit and certain transfer pricing issues. The Company does not consider that it is reasonably possible that there will be a material change in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2011, the Company’s federal returns for the year ended December 31, 2008 through the current period and most state returns for the year ended December 31, 2007 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years are still subject to examination. The Company is not currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.

16. Noncontrolling interests

As of December 31, 2009, the Company had a joint venture interest in Archcom, whereby the Company owned 55% of the joint venture and Archcom Technology Limited owned 45% of the joint venture. The joint venture was consolidated, with 45% representing a noncontrolling interest in Archcom. In November 2009, the Company entered into an agreement with Archcom Technology Limited to sell its 55% ownership interest, including certain equipment held by the joint venture, for $1.1 million. Half of the amount, or $550,000, was paid to the Company in December 2009. In March 2010, the Company received foreign regulatory approval for completion of the sale of its ownership interest in Archcom. The Company received the remaining $550,000 of the sale consideration upon completion of the sale on March 31, 2010.

As of December 31, 2011 and 2010, the Company has no noncontrolling interests in the consolidated balance sheet.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Segment reporting

The Company operates in one reportable segment. The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company’s operations as a whole and reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources.

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the location of the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia. Long-lived assets in the tables below comprise only property, plant and equipment (in thousands):

	Years ended December 31,
	2011	2010	2009
Revenue:
China	$129,390	$100,872	$95,831
North America	31,180	27,245	13,498
Japan	15,085	17,376	13,245
Other	25,374	32,186	22,712

Total consolidated revenue	$201,029	$177,679	$145,286

	As of December 31,
	2011	2010
Long-lived assets:
China	$31,756	$31,807
North America	24,413	11,080
Japan	175	0

Total long-lived assets	$56,344	$42,887

18. Restructuring

During the fourth quarter of 2011, the Company approved and implemented a restructuring plan, which resulted in the involuntary termination of 37 employees in the U.S. and 43 employees in China. The reduction in workforce was primarily related to cost-cutting measures in research and development. In addition, the Company made reductions in the areas of sales, marketing and administrative functions as a result of redundancy in positions due to the acquisition of Santur in October 2011. The Company recorded a restructuring charge of $1.3 million for severance and benefit costs. As of December 31, 2011 substantially all of the restructuring expense had been paid.

19. Subsequent Event

On January 11, 2012, the Company entered into a purchase agreement with Guangdong Rainbow Electronic Ltd. to dispose of its 100% equity interest in Broadband for a total cash consideration of RMB 13.0 million ($2.1 million). The transaction closed on March 13, 2012. Broadband’s results of operations prior to the March 13, 2012 disposal date will be recorded as part of discontinued operations in the consolidated statements of operations in the Company’s Form 10-Q for the quarter ending March 31, 2012.

NEOPHOTONICS CORPORATION

Selected Unaudited Quarterly Financial Data

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2011 and 2010. In the fourth quarter of 2011, we initiated a plan to sell a component of our business, Shenzhen Photon Broadband Technology Co., Ltd. (Broadband), a subsidiary in China. As such, the net assets of Broadband are classified as held-for-sale in our consolidated balance sheets and the results of operations associated with Broadband are presented as discontinued operations in our consolidated statements of operations for all periods presented.

Year ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(In thousands, except share and per share data)
Net revenues	$50,020	$50,977	$42,849	$57,183
Gross profit	12,159	13,631	12,021	12,274
Income (loss) from continuing operations	(2,100)	13,707	(4,165)	(22,832)
Deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock and accretion of redeemable convertible preferred stock	(17,056)	0	0	0
Income (loss) from continuing operations attributable to NeoPhotonics Corporation common stockholders	(19,156)	13,707	(4,165)	(22,832)
Income (loss) from discontinued operations	165	(127)	75	523
Net income (loss) attributable to NeoPhotonics Corporation common stockholders	(18,991)	13,580	(4,090)	(22,309)
Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders—Basic:
Continuing operations	$(1.27)	$0.56	$(0.17)	$(0.92)

Discontinued operations	$0.01	$(0.01)	$0.00	$0.02

Net income (loss)	$(1.26)	$0.55	$(0.17)	$(0.90)

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders—Diluted:
Continuing operations	$(1.27)	$0.54	$(0.17)	$(0.92)

Discontinued operations	$0.01	$(0.00)	$0.00	$0.02

Net income (loss)	$(1.26)	$0.53	$(0.17)	$(0.90)

Weighted averages shares used to compute net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	15,069,394	24,694,577	24,744,417	24,807,478

Diluted	15,069,394	25,561,980	24,744,417	24,807,478

(1)	In the three months ended December 31, 2011, the Company acquired Santur and the results of operations are included from the date of acquisition. In addition, the Company recorded a $1.3 million gain on the remeasurement of contingent consideration associated with the acquisition.

NEOPHOTONICS CORPORATION

Due to the decrease in the Company’s market capitalization as of the end of the fourth quarter of 2011, the Company determined that the indicators of impairment existed and that the carrying value of goodwill may not be recoverable. As a result, the Company recorded a goodwill impairment charge of $13.1 million, of which $8.8 million was related to the acquisition of Santur.

In the fourth quarter of 2011, the Company implemented a restructuring plan primarily relating to cost-cutting reasons in research and development. As a result, the Company recorded $1.3 million of restructuring expense for severance and benefits.

Corrections in classification of Consolidated Statement of Cash Flows

The Company has identified errors in the classification of the Consolidated Statement of Cash Flows for the three months ended June 30, 2011 relating to issuance of common stock under ESPP and the purchase of patents, both of which were incorrectly classified within operating activities. The corrections would result in an increase to “Net Cash Used in Operating Activities” of $358,000, an increase to “Net Cash Used in Investing Activities” of $150,000 and an increase to “Net Cash Provided by Financing Activities” of $508,000 for the six months ended June 30, 2011 and the nine months ended September 30, 2011.

NEOPHOTONICS CORPORATION

Management has assessed the impact of these corrections on the 2011 interim consolidated statements of cash flows and has concluded that the corrections are not material, either individually, or in the aggregate, to the previously reported cash flows. As a result, the comparative statements of cash flows will be revised to correct for the classification in the Company’s Forms 10-Q for the periods ending June 30, 2012 and September 30, 2012.

Year ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(In thousands, except share and per share data)
Net revenues	$38,313	$43,641	$45,531	$50,194
Gross profit	12,177	14,269	13,864	13,996
Income (loss) from continuing operations	187	2,741	266	478
Net (income) loss attributable to noncontrolling interests	(80)	0	0	0
Accretion of redeemable convertible preferred stock	(37)	(32)	(22)	(22)
Income (loss) from continuing operations attributable to NeoPhotonics Corporation common stockholders	70	2,709	244	456
Income (loss) from discontinued operations	(126)	41	(189)	(127)
Net income (loss) attributable to NeoPhotonics Corporation common stockholders	(56)	2,750	55	329
Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders—Basic:
Continuing operations	$0.04	$0.00	$0.00	$0.00

Discontinued operations	$(0.07)	$0.00	$0.00	$0.00

Net income (loss)	$(0.03)	$0.00	$0.00	$0.00

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders—Diluted:
Continuing operations	$0.02	$0.00	$0.00	$0.00

Discontinued operations	$(0.04)	$0.00	$0.00	$0.00

Net income (loss)	$(0.02)	$0.00	$0.00	$0.00

Weighted averages shares used to compute net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	1,928,556	1,934,309	1,936,047	1,950,191

Diluted	3,013,252	2,709,984	2,858,777	2,652,772

(1)	In the three months ended December 31, 2010, the Company recorded out-of-period adjustments to reduce deferred tax assets by $215,000 and to reduce inventory by $243,000. The correction of these errors resulted in a reduction to the Company’s net income of $458,000 for the three months ended December 31, 2010. The resulting errors increased net income for the three months ended September 30, June 30 and March 31, 2010 by $105,000, $118,000 and $20,000, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of the end of the period covered in this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31. 2011, the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control— Integrated Framework. Based on the results of our assessment, using the criteria in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of

December 31, 2011.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, excluded the Santur business because it was acquired by the Company in a purchase business combination during 2011. The total assets and total revenue of Santur, a wholly owned subsidiary, represented 6.7% and 2.9%, of consolidated total assets and consolidated total revenue, respectively, of the Company as of and for the year ended December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8.

Changes in Internal Controls over Financial Reporting: On October 12, 2011, we acquired Santur. Santur operated under its own set of systems and internal controls and we are in the process of incorporating Santur processes into our own systems and control environment. We currently expect to complete the incorporation of Santur’s operations into our own systems and control environment in 2012.

As described above, there have been changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2011 which have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1—Election of Directors” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 29, 2012.

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

Adoption of Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) applicable to all of our board of director members, employees and executive officers, including our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). We have made the Code available on our website at http://www.neophotonics.com.

We intend to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at http://www.neophotonics.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2011.

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

March 30, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 30, 2012 on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY S. JENKS Timothy S. Jenks	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2012

/s/ JAMES D. FAY James D. Fay	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012

/s/ BANDEL L. CARANO Bandel L. Carano	Director	March 30, 2012

/s/ ALLAN KWAN Allan Kwan	Director	March 30, 2012

/s/ BJORN OLSSON Björn Olsson	Director	March 30, 2012

/s/ MICHAEL J. SOPHIE Michael J. Sophie	Director	March 30, 2012

/s/ LEE SEN TING Lee Sen Ting	Director	March 30, 2012

EXHIBIT INDEX

Exhibit no.	Description of exhibit

2.1(1)	Agreement and Plan of Merger, dated as of September 29, 2011, by and among NeoPhotonics Corporation, Dulcimer Acquisition Corp., Santur and Shareholder Representative Services LLC, solely in its capacity as the Stockholder Representative.

3.1(2)	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.

3.2(3)	Amended and Restated Bylaws of NeoPhotonics Corporation.

4.1†	Specimen Common Stock Certificate of NeoPhotonics Corporation.

4.2†	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.

4.3†	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.

10.1†	Form of Indemnification Agreement entered into by and between NeoPhotonics Corporation and each of its directors and officers.

10.2+†	2004 Stock Option Plan, as amended, and related documents.

10.3+†	2007 Stock Appreciation Grants Plan and related documents.

10.4+	2010 Equity Incentive Plan and forms of agreement thereunder.

10.5+†	2010 Employee Stock Purchase Plan.

10.6†	Lease by and between BRE/PCCP Orchard, LLC and NeoPhotonics Corporation, dated April 7, 1999 with the Summary of Basic Lease Terms and Addendum No. 1 to Lease, as amended by First Amendment to Lease dated November 22, 2002, the Second Amendment to Lease dated December 15, 2003, the Third Amendment to Lease dated March 13, 2007 and the Fourth Amendment to Lease dated May 28, 2010.

10.7†	Loan and Security Agreement by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007 as amended by First Amendment dated December 18, 2008 and December 11, 2009.

10.8*†	Property Lease Contract by and between Shenzhen Photon Broadband Technology Co., Ltd. and Shenzhen Hivac Vacuum Photo-Electronics Co., Ltd. dated December 10, 2009.

10.9*†	Maximum Comprehensive Credit Line Contract and Maximum Mortgage Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated November 3, 2008 and December 25, 2008, respectively.

10.10*†	Loan Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated February 13, 2009.

10.11*†	Loan Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated April 7, 2009.

10.12*†	Short Term Loan Agreement by and between Shanghai Pudong Development Bank Co., Ltd. and Shenzhen Photon Broadband Technology Co., Ltd. dated May 13, 2009.

10.13*†	Accounts Receivable Pledge Contract by and between Shanghai Pudong Development Bank Co., Ltd. and Shenzhen Photon Broadband Technology Co., Ltd. dated April 30, 2009.

10.14*†	Short Term Loan Agreement by and between Shanghai Pudong Development Bank Co., Ltd. and Shenzhen Photon Broadband Technology Co., Ltd. dated September 15, 2009.

Exhibit no.	Description of exhibit

10.15*†	Comprehensive Credit Line Contract, as supplemented, by and between CITIC Bank Ltd and NeoPhotonics (China) Co., Ltd. dated October 26, 2009.

10.16*†	RMB Loan Contract by and between CITIC Bank Ltd and NeoPhotonics (China) Co., Ltd. dated November 23, 2009.

10.17+†	Employment Letter by and between NeoPhotonics Corporation and Timothy S. Jenks, dated March 30, 2010.

10.18+†	Offer Letter by and between NeoPhotonics Corporation and James D. Fay, dated March 9, 2007.

10.19+†	Offer Letter by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated January 2, 2005.

10.20*+†	Offer Letter by and between NeoPhotonics (China) Co., Ltd. and Chi Yue “Raymond” Cheung, dated August 14, 2007.

10.21+†	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Timothy S. Jenks dated April 13, 2010.

10.22+†	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and James D. Fay, dated April 13, 2010.

10.23+†	Severance Agreement by and between NeoPhotonics Corporation and Benjamin L. Sitler dated April 14, 2010.

10.24+†	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated April 13, 2010.

10.25+(5)	NeoPhotonics Corporation Non-Employee Director Compensation Policy.

10.26*†	Comprehensive Credit Line Contract, as supplemented, by and between CITIC Bank Corporation Limited and NeoPhotonics (China) Co., Ltd. dated October 15, 2010.

10.27*†	Working Capital Loan Contract by and between Shenzhen Branch, Shanghai Pudong Development Bank Co., Ltd. and NeoPhotonics (China) Co., Ltd. dated November 11, 2010.

10.28*†	Accounts Receivable Pledge Contract by and between Shanghai Pudong Development Bank Co., Ltd. and NeoPhotonics (China) Co., Ltd. dated April 6, 2010.

10.29+(6)	2011 Executive Officer Cash Compensation Arrangements.

10.30(7)	Property Lease Contract between NeoPhotonics (China) Co., Ltd. and Dongguan Conrad Hi-Tech Park Ltd., dated May 13, 2011.

10.31(8)	Building Lease Agreement between NeoPhotonics Japan Godo Kaisha and Jones Lang Lasalle K.K., dated September 8, 2011.

10.32(9)	Third Amendment To Loan And Security Agreement And Waiver And Consent by and between NeoPhotonics Corporation and Comerica Bank, dated September 29, 2011.

10.33(10)	Libor/Prime Referenced Rate Addendum To Loan And Security Agreement by and between NeoPhotonics Corporation and Comerica Bank, dated September 29, 2011.

10.34+(11)	2011 Inducement Award Plan and related documents.

10.35	Lease between Santur Corporation and 40915 Encyclopedia Circle, LLC, dated June 28, 2010.

10.36	Industrial Space Lease between Santur Corporation and The Kaye Building, LLC, dated March 7, 2001.

21.1	List of subsidiaries of NeoPhotonics Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

Exhibit no.	Description of exhibit

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1(12)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Translation to English of an original Chinese document.
+	Management compensatory plan or arrangement.
†	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-166096), and incorporated herein by reference.
(1)	Filed as Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on October 18, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on February 10, 2011, and incorporated herein by reference.
(3)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-166096), filed with the SEC on November 22, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 001-35061), filed with the SEC on March 28, 2011, and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on August 11, 2011, and incorporated herein by reference.
(6)	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on August 11, 2011, and incorporated herein by reference.
(7)	Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on November 10, 2011, and incorporated herein by reference.
(8)	Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on November 10, 2011, and incorporated herein by reference.
(9)	Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on November 10, 2011, and incorporated herein by reference.
(10)	Filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on November 10, 2011, and incorporated herein by reference.
(11)	Filed as Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-177306), filed with the SEC on October 13, 2011, and incorporated herein by reference.
(12)	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NeoPhotonics Corporation, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.