Form 10-Q
period 2012-03-31
NEOPHOTONICS CORP
filed 2012-05-10
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 29,849,873 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(In thousands, except share and per share data)	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$36,890	$32,321
Short-term investments	46,890	54,063
Restricted cash	3,162	3,227
Accounts receivable, net of allowance for doubtful accounts of $660 and $506 at March 31, 2012 and December 31, 2011 , respectively	59,664	68,877
Inventories	39,007	35,341
Prepaid expenses and other current assets	6,954	5,882
Current assets held-for-sale	—	1,687

Total current assets	192,567	201,398
Long-term investments	130	92
Property, plant and equipment, net	53,643	56,344
Other intangible assets, net	17,041	17,999
Other long-term assets	1,048	1,049
Long-term assets held-for-sale	—	167

Total assets	$264,429	$277,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,451	$37,599
Notes payable	14,506	14,620
Current portion of long-term debt	5,000	5,000
Accrued and other current liabilities	19,437	18,299
Current liabilities held-for-sale	0	1,681

Total current liabilities	77,394	77,199
Long-term debt, net of current portion	20,917	22,166
Deferred income tax liabilities	653	927
Other noncurrent liabilities	1,770	3,103

Total liabilities	100,734	103,395
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0025 par value
At March 31, 2012: 10,000,000 shares authorized, no shares issued or outstanding;
At December 31, 2011: 10,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.0025 par value
At March 31, 2012: 100,000,000 shares authorized, 24,876,968 shares issued and outstanding;
At December 31, 2011: 100,000,000 shares authorized, 24,862,585 shares issued and outstanding	62	62
Additional paid-in capital	394,020	392,792
Accumulated other comprehensive income	11,774	11,353
Accumulated deficit	(242,161)	(230,553)

Total stockholders’ equity	163,695	173,654

Total liabilities and stockholders’ equity	$264,429	$277,049

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2012	2011
Revenue	$54,223	$50,020
Cost of goods sold	42,817	37,861

Gross profit	11,406	12,159
Operating expenses:
Research and development	10,538	6,392
Sales and marketing	3,023	2,982
General and administrative	7,125	4,111
Amortization of purchased intangible assets	354	292
Adjustment to fair value of contingent consideration	1,907	0

Total operating expenses	22,947	13,777

Loss from operations	(11,541)	(1,618)

Interest income	132	34
Interest expense	(154)	(118)
Other expense, net	(275)	(26)

Total interest and other expense, net	(297)	(110)

Loss before income taxes	(11,838)	(1,728)
Benefit from (provision for) income taxes	60	(372)

Loss from continuing operations	(11,778)	(2,100)
Income from discontinued operations, net of tax (including gain on disposal of $636, net of tax, for the three months ended March 31, 2012)	170	165

Net loss	(11,608)	(1,935)
Deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock and accretion of reedamable convertible preferred stock	0	(17,049)
Accretion of redeemable convertible preferred stock	0	(7)

Net loss attributable to NeoPhotonics Corporation common stockholders	$(11,608)	$(18,991)

Basic and diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$(0.47)	$(1.27)

Discontinued operations	$0.01	$0.01

Net loss	$(0.46)	$(1.26)

Weighted average shares used to compute basic and diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:	24,870,684	15,069,394

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2012	2011
Net loss	$(11,608)	$(1,935)
Foreign currency translation adjustments	125	1,147
Unrealized gains on investments, net of tax of $0 and $0	296	8,491

Comprehensive income (loss)	$(11,187)	$7,703

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities
Net loss	$(11,608)	$(1,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,353	2,793
Asset impairment charges	14	0
Stock-based compensation expense	1,144	1,962
Deferred taxes	387	0
Loss on disposal of property and equipment	18	25
Gain on sale of discontinued operations	(750)	0
Allowance for doubtful accounts	8	93
Provision for inventories	721	12
Change in assets and liabilities:
Accounts receivable	9,155	(10,268)
Inventories	(4,680)	(5,591)
Prepaid expenses and other current assets	(1,800)	25
Accounts payable	584	6,935
Accrued and other liabilities	(184)	(3,339)

Net cash used in operating activities	(1,638)	(9,288)

Cash flows from investing activities
Purchase of property, plant and equipment	(2,019)	(2,659)
Purchase of marketable securities	(12,964)	0
Proceeds from sale of marketable securities	5,139	0
Proceeds from maturity of securities	15,100	0
Decrease (increase) in restricted cash	68	(52)
Proceeds received on sale of discontinued operations, net of tax	1,825	0

Net cash provided by (used in) investing activities	7,149	(2,711)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of issuance costs	0	87,699
Proceeds from exercise of stock options and warrants	64	127
Repayment of bank loans	(1,250)	(8,836)
Proceeds from issuance of notes payable	7,738	7,438
Repayment of notes payable	(7,867)	(7,413)

Net cash provided by (used in) financing activities	(1,315)	79,015

Effect of exchange rates on cash and cash equivalents	209	58
Net increase in cash and cash equivalents	4,405	67,074
Cash and cash equivalents at the beginning of the period	32,485	25,465

Cash and cash equivalents at the end of the period	$36,890	$92,539

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of presentation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amount of net revenue and expenses and the disclosure of commitments and contingencies during the reporting periods. The Company bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Discontinued operations

In the fourth quarter of 2011, the Company initiated a plan to sell a component of its business, Shenzhen Photon Broadband Technology Co., Ltd. (“Broadband”), a subsidiary in China. As such, the net assets of Broadband are classified as held-for-sale in its consolidated balance sheets as of December 31, 2011, and the results of operations associated with Broadband are presented as discontinued operations in its consolidated statements of operations for all periods presented. The sale was completed on March 13, 2012. Unless otherwise indicated, all discussions relate to the Company’s continuing operations. For further details, see Note 3 to the Condensed Consolidated Financial Statements.

The Consolidated Statement of Cash Flows for NeoPhotonics Corporation includes the cash flow from both continuing and discontinued operations. Therefore, the beginning and ending cash balances represent the cash and cash equivalents of the Company’s continuing operations, as presented on the condensed consolidated balance sheets, plus cash and cash equivalents associated with discontinued operations, included within current assets held-for-sale on the condensed consolidated balance sheets. For further details, see Note 3 to the Condensed Consolidated Financial Statements.

Note 2. Significant accounting policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2012, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent accounting pronouncements

In May 2011, the FASB issued amendments to the FASB Accounting Standard Codification relating to fair value measurements. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for the Company during interim and annual periods beginning after December 15, 2011. The new guidance became effective for the Company beginning January 1, 2012. The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements.

In June 2011, the FASB issued amendments to the FASB Accounting Standard Codification relating to presentation of comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012 and the application of this guidance resulted in financial statement presentation changes only.

In August 2011, the FASB approved a revised Accounting Standard Update intended to simplify how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this accounting standards update effective January 1, 2012 and will apply this guidance when it performs its annual goodwill impairment test in the fourth quarter of fiscal 2012.

Note 3. Discontinued operations

In the fourth quarter of 2011, the Company initiated a plan to sell a component of its business, Broadband, a subsidiary in China. The Company decided to sell Broadband because the nature of its operations was different than the core technology and strategy of the Company. On January 11, 2012, the Company entered into a purchase agreement with Guangdong Rainbow Electronic Ltd. (Rainbow) to dispose of its 100% equity interest in Broadband for a total cash consideration of RMB 13.0 million ($2.1 million). The transaction closed on March 13, 2012. The Company recognized a gain of $0.6 million on the sale of Broadband, representing the difference between the consideration received and the net assets transferred to Rainbow, net of tax. The gain was included in income from discontinued operations, net of tax in the statement of operations for the three months ended March 31, 2012.

The results of operations associated with Broadband are presented as discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, 2012 and 2011. Revenue and the components of net income related to the discontinued operations for all periods were as follows (in thousands):

	Three months ended March 31,
	2012	2011
Revenue	$590	$899

Income from discontinued operations before income taxes	284	165
Provision for income taxes	(114)	0

Income from discontinued operations	$170	165

As of December 31, 2011, the net assets of Broadband were classified as held-for-sale in the Company’s consolidated balance sheet. Details of the net assets held-for-sale is as follows (in thousands):

December 31, 2011
Cash and cash equivalents	$164
Accounts receivable, net	873
Inventories	484
Prepaid expenses and other current assets	166

Current assets held-for-sale	$1,687

Property, plant and equipment, net	$167

Long-term assets held-for-sale	$167

Accounts payable	$1,225
Accrued and other current liabilities	456

Current liabilities held-for-sale	$1,681

Note 4. Cash and investments

The following table sets forth the fair value of the Company’s financial assets as of the date presented (in thousands):

	As of March 31, 2012				As of December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$3,503	$0	$0	$3,503	$2,216	$0	$0	$2,216
Time deposit	16,996	0	0	16,996	17,759	0	0	17,759
Marketable securities
Corporate bonds	0	15,579	0	15,579	0	17,198	0	17,198
Commercial paper	0	0	0	0	0	7,467	0	7,467
U.S. federal agencies	0	11,473	0	11,473	0	11,450	0	11,450
Foreign bonds and notes	0	4,692	0	4,692	0	4,052	0	4,052
Municipal obligations	0	2,551	0	2,551	0	2,651	0	2,651

	$20,499	$34,295	$0	$54,794	$19,975	$42,818	$0	$62,793

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents and investments in marketable securities designated as available-for-sale (in thousands):

	As of March 31, 2012				As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$11	$0	$0	$11	$11	$0	$0	$11
Time deposit	7,893	0	0	7,893	8,719	0	0	8,719

Total investments in cash and cash equivalents	7,904	0	0	7,904	8,730	0	0	8,730

Short-term investments
Money market funds	3,492	0	0	3,492	2,205	0	0	2,205
Time deposit	9,103	0	0	9,103	9,040	0	0	9,040
Corporate bonds	15,594	24	(39)	15,579	17,403	19	(224)	17,198
Commercial paper	0	0	0	0	7,497	0	(30)	7,467
U.S. federal agencies	11,473	1	(1)	11,473	11,447	3	0	11,450
Foreign bonds and notes	4,690	10	(8)	4,692	4,128	4	(80)	4,052
Municipal obligations	2,550	1	0	2,551	2,651	0	0	2,651

Total investments in short-term investments	46,902	36	(48)	46,890	54,371	26	(334)	54,063

Total investments	$54,806	$36	$(48)	$54,794	$63,101	$26	$(334)	$62,793

As of March 31, 2012 and December 31, 2011, maturities of short-term investments are as follows (in thousands):

	March 31, 2012	December 31, 2011
Less than 1 year	$42,382	$46,264
Due in 1 to 2 years	10,111	9,934
Due in 2 to 5 years	0	4,192
Due after 5 years	2,301	2,403

Total	$54,794	$62,793

The Company may sell its security investments in the future to fund future operation needs. As a result, the Company recorded all its marketable securities in short-term investment as of March 31, 2012 and December 31, 2011, regardless of the contractual maturity date of the securities.

The Company began investing in marketable securities in the second quarter of fiscal 2011. Realized gains and losses on the sale of marketable securities during the three months ended March 31, 2012 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three months ended March 31, 2012. As of March 31, 2012, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 5. Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except share and per share amounts):

	Three months ended March 31,
	2012	2011
Numerator:
Loss from continuing operations	$(11,778)	$(2,100)
Less: Accretion of redeemable convertible preferred stock	0	(7)
Less: deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	0	(17,049)

Loss from continuing operations attributable to NeoPhotonics Corporation common stockholders	$(11,778)	$(19,156)

Income from discontinued operations attributable to NeoPhotonics Corporation common stockholders	$170	$165

Loss attributable to NeoPhotonics Corporation common stockholders	$(11,608)	$(18,991)

Denominator:
Weighted average shares used to compute basic and diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	24,870,684	15,069,394
Basic and diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$(0.47)	$(1.27)

Discontinued operations	$0.01	$0.01

Net loss	$(0.46)	$(1.26)

Shares of common stock subject to repurchase resulting from the early exercise of employee stock options are not considered participating securities and are therefore excluded from the basic weighted average common shares outstanding.

For the three months ended March 31, 2011, all components of net loss were attributed to common stockholders as the stockholders of the redeemable preferred stock did not have a contractual obligation to share in the Company’s net losses.

The Series X preferred stock contained a special conversion feature which was contingent upon completion of an initial public offering. The beneficial conversion feature is measured as the difference between the offering price of $11.00 per share and the conversion amount of $6.25 per share. At the closing of the initial public offering, the beneficial conversion feature was recorded to additional paid-in-capital and represents a deemed dividend in calculating net loss attributable to NeoPhotonics Corporation common stockholders for the three months ended March 31, 2011. For the three months ended March 31, 2011, pro forma net income (loss per share, which assumes all shares of preferred stock are converted to common stock at the beginning of each period on an as-converted basis, was as follows (in thousands, except share and per share amounts):

Three months ended March 31, 2011
Loss from continuing operations	$(2,100)

Income from discontinued operations	$165

Net loss	$(1,935)

Basic and diluted pro forma net income (loss) per share attributable to NeoPhotonics Corporation common stockholders
Continuing operations	$(0.10)

Discontinued operations	$0.01

Net loss	$(0.09)

Weighted average shares used to compute basic and diluted pro forma net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	20,996,756

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive:

	Three months ended March 31,
	2012	2011
Employee stock options	1,353,444	1,987,603
Common stock warrants	4,482	4,482
Employee stock purchase plan	61,068	0
Restricted stock units	587,271	0
Redeemable convertible preferred stock, on an if-converted basis (1)	0	14,038,489

	2,006,265	16,030,574

(1)	For the purposes of the table above, the Series 1, 2 and 3 preferred stock have been converted on a 1-for-1 basis and the Series X preferred stock has been converted on a 400-for-1 basis.

Note 6. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable	$52,840	$60,655
Trade notes receivable	7,484	8,728
Allowance for doubtful accounts	(660)	(506)

	$59,664	$68,877

Inventories

Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$19,254	$16,892
Work in process	7,979	4,991
Finished goods	11,774	13,458

	$39,007	$35,341

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$32,158	$(21,034)	$11,124	$32,145	$(20,489)	$11,656
Customer relationships	11,890	(7,227)	4,663	11,788	(6,746)	5,042
Leasehold interest	1,353	(217)	1,136	1,352	(195)	1,157
Noncompete agreements	950	(832)	118	950	(806)	144

	$46,351	$(29,310)	$17,041	$46,235	$(28,236)	$17,999

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

	Three months ended March 31,
	2012	2011
Cost of goods sold	$598	$51
Operating expenses	354	292

Total	$952	$343

The estimated future amortization expense of purchased intangible assets as of March 31, 2012, is as follows (in thousands):

2012 (remaining 9 months)	$2,830
2013	3,619
2014	3,498
2015	3,483
2016	2,736
Thereafter	875

$17,041

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Employee-related	$8,630	$9,523
Other	10,807	8,776

	$19,437	$18,299

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

The table below summarizes the movement in the warranty accrual (in thousands):

	Three months ended March 31,
	2012		2011
Beginning balance	$1,443		$393
Warranty accruals	19		66
Settlements and adjustments	(247)		(54)

Ending balance	$1,215	(1)	$405

(1)	Included within the ending balance is an accrual of $0.3 million relating to a specific part, for which the liability was assumed as part of the acquisition of Santur. This part was related to one product manufactured in 2006, and the Company has continued to experience product returns through March 31, 2012. The amount recorded represents the Company’s best estimate of the liability to be incurred, and management believes that the amount recorded in the consolidated financial statements will be adequate to resolve any warranty obligations related to this issue, although this assessment is subject to change based on the ultimate resolution of this matter with customers.

Note 7. Debt

The Company records debt at its carrying amount. The following table provides the components of debt, obligations, weighted average interest rate and additional fair value information relating to the Company’s outstanding debt instruments (in thousands, except percentages):

	March 31, 2012			December 31, 2011
	Carrying Amount	Fair Value	Weighted Average Interest Rate	Carrying Amount	Fair Value	Weighted Average Interest Rate
Notes payable	$14,506	$14,506		$14,620	$14,620

Total long-term debt	25,917	24,410	2.24%	27,166	25,455	2.24%
Less: current portion of long-term debt	(5,000)	(4,890)		(5,000)	(4,890)

Total long-term debt, net of current portion	$20,917	$19,520		$22,166	$20,565

Notes payable

The Company’s subsidiaries in China have trade notes payable, which are unsecured, noninterest bearing and are due approximately six months after issuance.

Long-term debt

The Company has a loan and security agreement with a bank for an available credit facility. The components of the available credit facilities as of March 31, 2012 and December 31, 2011 are as follows:

•

As of March 31, 2012 and December 31, 2011, $8.0 million was outstanding under the revolving line of credit agreement and $0.0 million was available for borrowing. Amounts are due on or before September 2014 and borrowings under this facility bear interest at a rate of LIBOR plus 2%.

•	As of March 31, 2012 and December 31, 2011, no amounts were outstanding under the equipment advance line advance and all $7.0 million was available for borrowing.

•

As of March 31, 2012 and December 31, 2011, $17.9 million and $19.2 million was outstanding under the acquisition advance, respectively and $2.1 million and $0.8 million was available for borrowing. Advances are due and payable in equal monthly installments of principal and interest through September 2015. The advances bear interest at a rate of LIBOR plus 2%. During the three months ended March 31, 2012, the Company made principal payments toward the acquisition advance of $1.3 million.

As of March 31, 2012, the Company was in compliance with all of the financial covenants contained in the loan and security agreement.

Note 8. Commitments and contingencies

Leases

The Company leases various facilities under noncancelable operating leases. As of March 31, 2012, the future minimum commitments under all operating leases are as follows (in thousands):

2012 (remaining 9 months)	$1,684
2013	1,493
2014	1,167
2015	1,062
2016	666
Thereafter	1,467

$7,539

Rent expense under the Company’s operating leases was $0.5 million for both the three months ended March 31, 2012 and 2011, respectively.

Litigation

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statement of cash flows. If, however, an unfavorable ruling were to occur, there may exist a reasonable possibility of a material adverse effect on the Company’s financial position, results of operations and cash flows. The Company accrues for losses that it considers probable and for which the loss can be reasonably estimated. In the event that a loss cannot be reasonably estimated, it does not accrue for such losses. The Company continues to monitor these matters; its determination could change, however, and the Company may decide, at some future date, to establish an appropriate reserve. With respect to any claim or legal proceedings, either asserted or unasserted, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at March 31, 2012. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the U.S. District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and the Company, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the codefendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers, and, therefore, are being utilized in such digital diagnostic standards. On March 23, 2010, the Company filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims asserting that

Finisar has violated state and federal competition laws and violated its obligations to license on reasonable and non-discriminatory terms. On May 5, 2010, the court dismissed without prejudice all co-defendants (including the Company) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against the Company. The Company and Finisar had agreed to suspend their respective claims for a 90 day period and not to refile the originally asserted claims against each other until one or more specified events occur resulting in the partial or complete resolution of the litigation between Source Photonics and Finisar. On September 10, 2010, Source Photonics and Finisar settled their lawsuit, commencing the suspension period, which ended in December 2010. On January 18, 2011, the Company and Finisar again agreed to suspend their respective claims and not to refile the originally asserted claims against each other until at least 90 days after one or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. This tolling period expired on April 30, 2012. On May 3, 2012 the Company and Finisar agreed to further toll their respective claims until the refiling of certain of the previously asserted claims from this dispute. As a result, Finisar is permitted to bring a new lawsuit against the Company if it chooses to do so, and the Company may bring new claims against Finisar upon seven days written notice prior to filing such claims.

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

Purchase obligations

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of March 31, 2012, total outstanding purchase obligations were $22.9 million, primarily due within the next 12 months.

Contingent Consideration

In connection with the Company’s acquisition of Santur Corporation (“Santur”) in October 2011, the Company may be required to pay the former stockholders of Santur up to an additional $7.5 million in cash, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration was measured at the date of acquisition and is remeasured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. The contingent consideration is valued with level three inputs. The Company estimated the fair value of its liability using the expected cash flow approach with inputs being probability-weighted revenue and gross margin projections and a discount rate based on a weighted-average cost of capital of 19%. As of December 31, 2011, the fair value of the contingent consideration was $1.5 million. As of March 31, 2012, the fair value of the contingent consideration was $3.4 million and is included in other current liabilities on the Company’s consolidated balance sheet. The adjustment to the fair value of the consideration during the three months ended March 31, 2012 is the result of increased demand that was first observed during the first quarter of 2012 for certain of legacy Santur products. The decision to expand capacity to accommodate this increase in demand was made by management in April 2012, which is expected to allow for production in subsequent periods. The Company expects the amount of contingent consideration accrued to fluctuate throughout the fiscal year as a result of changes and other economic conditions. The change in the fair value of the contingent consideration of $1.9 million during the three months ended March 31, 2012 was recognized as an adjustment to the fair value of contingent consideration in the condensed consolidated statement of operations for the three months ended March 31, 2012.

Note 9. Stockholder’s equity

Common Stock

As of March 31, 2012, the Company had reserved the following shares of authorized but unissued common stock:

Common Stock
Stock option plans	4,322,024
Stock purchase plan	777,845
Warrants	4,482

5,104,351

Equity Incentive Programs

NeoPhotonics grants stock options, restricted stock units, stock appreciation units and stock purchase rights pursuant to stockholder and board approved equity incentive plans. These equity incentive plans were described in further detail in Note 13 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Stock options and restricted stock units

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2012:

		Stock Options		Restricted Stock Units
	Shares available for grant	Number of shares	Weighted average exercise price	Number of units	Weighted average grant date fair value
Balance at December 31, 2011	330,177	2,631,524	$5.99	517,445	$6.97
Authorized for issuance	870,190	0	0.00	0	0.00
Granted	(191,709)	20,700	6.50	171,009	6.10
Exercised	0	(14,383)	4.45	0	0.00
Forfeited	36,515	(23,934)	7.97	(25,510)	6.53

Balance at March 31, 2012	1,045,173	2,613,907	5.99	662,944	6.76

The following table summarizes information about stock options outstanding as of March 31, 2012:

	Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Vested and expected to vest	2,501,882	$5.96	7.01	$680
Exercisable	1,479,005	$5.30	5.66	$632

The intrinsic value of options exercised was $14,000 and $198,000 during the three months ended March 31, 2012 and 2011, respectively, and was calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The following table summarizes information about restricted stock units outstanding as of March 31, 2012:

	Restricted Stock Units Outstanding
	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Vested and expected to vest	586,510	$6.76	9.47	$2,774

The intrinsic value of restricted stock units vested and expected to vest as of March 31, 2012 was calculated based on the fair value of the Company’s common stock as of March 31, 2012.

Stock appreciation units

The following table summarizes the Company’s stock appreciation unit activity during the three months ended March 31, 2012:

	Stock Appreciation Units	Weighted average exercise price
Stock appreciation units outstanding as of December 31, 2011	261,627	$6.86
Stock appreciation units cancelled	(13,023)	5.81
Stock appreciation units exercised	(7,594)	4.25

Stock appreciation units outstanding as of March 31, 2012	241,010	7.00

The following table summarizes information about stock appreciation units outstanding as of March 31, 2012:

	Stock Appreciation Units Outstanding
	Number of units	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Vested and expected to vest	238,076	$6.97	6.76	$65
Exercisable	169,095	$6.26	6.34	$57

The intrinsic value of stock appreciation units vested and expected to vest and exercisable as of March 31, 2012 was calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of March 31, 2012.

Note 10. Stock-based compensation

Stock-based compensation expense

The Company’s stock-based compensation expense was recorded as follows:

	Three months ended March 31,
(in thousands)	2012	2011
Cost of goods sold	$188	$685
Research and development	469	607
Sales and marketing	209	274
General and administrative	278	367

	$1,144	$1,933

Stock options

The following tables summarize the components of stock-based compensation expense for stock options for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three months ended March 31,
(in thousands)	2012	2011
Cost of goods sold	$61	$30
Research and development	209	101
Sales and marketing	94	105
General and administrative	174	167

	$538	$403

The weighted-average fair value of options granted was $4.33 and $9.92 per share for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, there was $4.3 million of unrecognized stock-based compensation expense that will be recognized over the remaining weighted-average period of 2.87 years.

The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
Stock Options	2012	2011
Weighted-average expected term (years)	6.71	6.69
Weighted-average volatility	71%	71%
Risk-free interest rate	1.81%	2.71 – 2.92%
Expected dividends	0%	0%

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

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated forfeiture rate was 8.14% and 9.68% for the three months ended March 31, 2012 and 2011, respectively.

Stock appreciation units

Stock appreciation units are remeasured each period at fair value. The following table summarizes the expense (credit) recognized for stock appreciation units for the three months ended March 31, 2012 (in thousands):

	Three months ended March 31,
	2012	2011
Cost of goods sold	$(5)	$644
research and development	(9)	399
Sales and marketing	(4)	126
General and administrative	(3)	156

	$(21)	$1,325

As of March 31, 2012 and December 31, 2011, the liabilities for the settlement of the stock appreciation units were both $0.4 million and were included in accrued and other current liabilities on the condensed consolidated balance sheet.

Based on the fair value of the stock appreciation units as of March 31, 2012, the Company had $0.2 million of unrecognized stock-based compensation expense that would be recognized over the remaining weighted-average period of 1.89 years. The Company estimated the fair value of all employee stock appreciation units using a Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
Stock appreciation units	2012	2011
Weighted-average expected term (years)	3.39	4.17
Weighted-average volatility	69%	73%
Risk-free interest rate	0.42 –1.04%	1.43 –2.42%
Expected dividends	0%	0%

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

Employee stock purchase plan (“ESPP”)

The following tables summarize the components of ESPP expense for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three months ended March 31,
	2012	2011
Cost of goods sold	$67	$11
Research and development	176	107
Sales and marketing	40	43
General and administrative	37	44

	$320	$205

As of March 31, 2012 there was $0.4 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2012.

The value of the stock purchase right consists of: (1) the 15% discount on the purchase of the stock, (2) 85% of the call option and (3) 15% of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Purchase period ending		Purchase period ending
Stock purchase rights	May 15, 2012	November 15, 2012	May 15, 2011	November 15, 2011
Weighted-average expected term (years)	0.49	1.00	0.28	0.77
Weighted-average volatility	70%	72%	58%	58%
Risk-free interest rate	0.04%	0.11%	0.15%	0.22%
Expected dividends	0%	0%	0%	0%

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

Restricted stock units

The Company began granting restricted stock units in August 2011. The following table summarizes the stock-based compensation expense recognized for restricted stock units for the three months ended March 31, 2012 (in thousands):

Restricted stock units	Three months ended March 31, 2012
Cost of goods sold	$65
Research and development	93
Sales and marketing	79
General and administrative	70

$307

The weighted-average fair value of restricted stock units granted was $6.10 per share for the three months ended March 31, 2012. At March 31, 2012, the Company has $3.2 million of unrecognized stock-based compensation expense that will be recognized over the remaining weighted-average period of 2.47 years.

Note 11. Income taxes

The Company’s income tax expense for the three months ended March 31, 2012 is primarily related to income taxes of the Company’s non-U.S. operations. The Company recorded an income tax benefit of $60,000 for the three months ended March 31, 2012, as compared to an income tax provision of $0.4 million during the three months ended March 31, 2011.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Due to historic losses in the U.S., the company has a full valuation allowance on the U.S. federal and state deferred tax assets.

As of March 31, 2012, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2011.

Note 12. Subsequent events

On April 27, 2012, the Company issued and sold approximately 4.97 million shares of its common stock in a private placement transaction at a price of $8.00 per share for gross proceeds of approximately $39.8 million. The shares of common stock are restricted from transfer pursuant to a lockup agreement for up to two years, at the end of which the Company is obligated to file one or more registration statements covering the potential resale of the shares of common stock. The Company intends to use a portion of the net proceeds from the sale of the shares of common stock for general corporate purposes and to establish a design center in the Russian Federation. In addition, the Company will establish a production facility in the Russian Federation, in accordance with the terms of a rights agreement entered into in connection with the private placement, for the benefit of the global organization. The expansion into the Russian Federation is targeted for completion by July 31, 2014, and is not expected to have a material impact on the Company’s results of operations in 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2011 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended March 31, 2012 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2012. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We operate a sales model that focuses on direct alignment with our customers through coordination of our sales, product engineering and manufacturing teams. Our sales and marketing organizations support our strategy of increasing product penetration with our Tier 1 customers while also serving our broader customer base. We use a direct sales force in the U.S., China, Canada, Israel, Japan, the Russian Federation and the European Union. These individuals work with our product engineers, and product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs. We also engage independent commissioned representatives worldwide to extend our global reach.

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

For the first three months of fiscal 2012 compared to the same period in fiscal 2011, we experienced an increase in demand for our 40Gbps and 100Gbps speed products as carriers continued to accelerate deployment of high capacity optical transport networks. Additionally, we experienced an increase in demand for our Agility products as ROADM deployment growth continued to be strong. In the first quarter of 2012 demand for our access products remained strong, although below the very high levels of the first quarter of 2011. The market for optical communications products remains highly competitive. We expect to continue to experience competition from companies that range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We anticipate macroeconomic conditions, including the slow recovery in the U.S., European sovereign debt issues, and concerns relating to inflation in China, could impact our Company’s results.

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2012 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K.

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. Revenue is recognized upon delivery of our product to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in RMB or U.S. dollars. For the three months ended March 31, 2012, 46% of our sales were derived from our China-based subsidiaries, the majority of which were denominated in RMB. Revenue is driven by the volume of shipments and may be impacted by pricing pressures. We have generated most of our revenue from a limited number of customers. Given the high concentration of network equipment vendors in our industry, our top ten customers represented 91% and 92% of our revenue in the three months ended March 31, 2012 and 2011, respectively.

	Three months ended March 31,
(in thousands)	2012	2011
Total revenue	$54,223	$50,020

Total revenue increased by $4.2 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, representing an 8.4% increase. The increase in revenue was attributable to our acquisition of Santur, which contributed $8.7 million of revenue during the three months ended March 31, 2012. This increase was offset by decreases in revenue from our access and other telecom products as a result of decrease in demand for transceivers used in legacy networks at data rate below 10Gbps.

Typically revenue from our top 5 customers comprises more than 50% of our total revenue. In addition, our largest customer, Huawei Technologies, represented 36% and 59% of our total revenue in the three months ended March 31, 2012 and 2011, respectively. We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations. We expect a significant portion of our sales to be denominated in foreign currencies in the future, and therefore may continue to be affected by changes in foreign exchange rates.

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

	Three months ended March 31,
	2012		2011
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue
Cost of goods sold	$42,817	79%	$37,861	76%

	Three months ended March 31,
	2012	2011
Gross margin	21%	24%

Cost of goods sold increased by $5.0 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, representing a 13.1% increase. Cost of goods sold increased primarily from higher sales volumes, additional direct labor and overhead costs, as a result of increased salary and employee benefit cost, notably in China, and the amortization of intangible assets. Also, the acquisition of Santur increased our cost of goods sold by $7.6 million. Gross margin was 21% for the three months ended March 31, 2012, compared to 24% for the three months ended March 31, 2011. The decrease in gross margin primarily resulted from the impact of our Santur acquisition and the impact of lower pricing contracts entered with customers in the prior quarter.

We expect to continue to experience increased demand for certain of our products that can have lower than average margins, which can cause our gross margin to be lower than the comparable year-ago periods. In addition, we may experience higher China manufacturing labor cost due to future laws and regulations in China, and our gross margins and results of operations may be adversely affected.

Operating expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative, amortization of purchased intangible assets, and adjustment to the fair value of contingent consideration. Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. Although our operating expenses are denominated primarily in RMB and U.S. dollars, most are denominated in U.S. dollars.

	Three months ended March 31,
	2012		2011
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue
Research and development	$10,538	19%	$6,392	13%
Sales and marketing	3,023	6%	2,982	6%
General and administrative	7,125	13%	4,111	8%
Amortization of purchased intangible assets	354	1%	292	1%
Adjustment to fair value of contingent consideration	1,907	3%	0	0%

Total operating expenses	$22,947	42%	$13,777	28%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased by $4.1 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, representing a 65% increase. This increase was primarily due to a $2.2 million increase in additional payroll and employee-related costs, primarily due to our acquisition of Santur, and a $2.0 million increase in material consumption, facility costs and equipment usage to support more research and development projects.

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

Sales and marketing expense remained relatively flat for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The acquisition of Santur did not have a material impact on sales and marketing expense.

We expect our sales and marketing expense to increase as a result of the acquisition of Santur and as we grow our business, expand our marketing activities, increase the number of sales and marketing professionals and incur higher stock-based compensation expense and employee-related costs accordingly. As a percentage of total revenue, our sales and marketing expense may vary as our revenue changes over time.

General and administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation of capital equipment, facility costs and restructuring charges.

General and administrative expense increased by $3.0 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, representing a 73% increase. This was primarily due to a $1.2 million increase in payroll and employee-related costs, inclusive of employee-related costs associated with the acquisition of Santur, a $0.7 million increase in professional services expense related to public company compliance expenses and legal fees, a $0.6 million increase in facilities-related costs, and a $0.4 million increase in integration expenses as a result of acquisition activities.

We expect our general and administrative expense to increase as we incur costs associated with being a public company and as we expand and grow our operations and business. As a percentage of total revenue, our general and administrative expense may vary as our revenue changes over time.

Amortization of purchased intangible assets

We completed a series of business acquisitions in 2005 and 2006 and, more recently, in the fourth quarter of 2011, which included the acquisition of intangible assets. These intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology and patents and leasehold interests are includes within cost of goods sold, while customer relationships and noncompete agreements are recorded within operating expenses.

Amortization of purchased intangible assets increased by $0.1 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, representing a 21% increase. The increases were primarily due to amortization of purchased intangible related to our acquisition of Santur, partially offset by fully amortized assets associated with the acquisitions completed in 2005 and 2006.

Adjustment to the fair value of contingent consideration

In connection with our acquisition of Santur Corporation (“Santur”) in October 2011, we may be required to pay the former stockholders of Santur up to an additional $7.5 million in cash, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration was measured at the date of acquisition and is remeasured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. The contingent consideration is valued with level three inputs. We estimated the fair value of our liability using the expected cash flow approach with inputs being probability-weighted revenue and gross margin projections and a discount rate based on a weighted-average cost of capital of 19%. As of December 31, 2011, the fair value of the contingent consideration was $1.5 million. As of March 31, 2012, the fair value of the contingent consideration was $3.4 million and is included in other current liabilities on our condensed consolidated balance sheet. The adjustment to the fair value of the consideration during the three months ended March 31, 2012 is the result of increased demand that was first observed during the first quarter of 2012 for certain of legacy Santur products. The decision to expand capacity to accommodate this increase in demand was made by management in April 2012, which is expected to allow for production in subsequent periods. We expect the amount of contingent consideration accrued to fluctuate throughout the fiscal year as a result of changes and other economic conditions. The change in the fair value of the contingent consideration of $1.9 million during the three months ended March 31, 2012 was recognized as an adjustment to the fair value of contingent consideration in the condensed consolidated statement of operations for the three months ended March 31, 2012.

Interest and other expense, net

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

	Three months ended March 31,
(in thousands)	2012	2011
Interest income	$132	$34
Interest expense	(154)	(118)
Other expense, net	(275)	(26)

Total	$(297)	$(110)

Total interest and other expense increased by $0.2 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily related to foreign exchange transaction losses during the three months ended March 31, 2012.

We expect our interest income to remain relatively modest given the low yields available in the marketplace and lower investable balances.

Income taxes

We conduct our business globally. Therefore, our operating income is subject to varying rates of tax in the U.S., China and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries has qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. The preferential rate applies to 2012 and 2011, and we have been approved for the rate to remain at 15% for 2013 and 2014.

	Three months ended March 31,
(in thousands, except percentages)	2012	2011
Benefit from (provision for) income taxes	$60	$(372)
Effective tax rate	1%	(22	) %

We had an effective tax rate of 1% in the three months ended March 31, 2012, compared with an effective tax rate of negative 22% in the three months ended March 31, 2011. Our income tax benefit incurred was primarily due to the consolidated loss before income taxes realized in our foreign subsidiaries during the three months ended March 31, 2012. Our income tax expense incurred was primarily due to the operating profit realized in our foreign subsidiaries, despite a consolidated loss before income taxes during the three months ended March 31, 2011.

Liquidity and capital resources

We have financed our operations through issuances of equity securities and cash generated from operations and from various lending arrangements. At March 31, 2012, our cash and cash equivalents totaled $36.9 million, and our short-term investments totaled $46.9 million. Cash and cash equivalents were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

On April 27, 2012, we issued and sold approximately 4.97 million shares of our common stock in a private placement transaction at a price of $8.00 per share for gross proceeds of approximately $39.8 million. The shares of common stock are restricted from transfer pursuant to a lockup agreement for up to two years, at the end of which we are obligated to file one or more registration statements covering the potential resale of the shares of common stock. We intend to use a portion of the net proceeds from the sale of the shares of common stock for general corporate purposes and to establish a design center in the Russian Federation. In addition, we will establish a production facility in the Russian Federation, in accordance with the terms of a rights agreement entered into in connection with the private placement, for the benefit of the global organization. The expansion into the Russian Federation is targeted for completion by July 31, 2014, and is not expected to have a material impact on our company’s results of operations in 2012.

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

Frequently, we also direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. Our Chinese subsidiaries’ banks issue the notes to vendors and issue payment to the vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within six months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our subsidiaries in China. These balances are classified as restricted cash on our consolidated balance sheets. As of March 31, 2012, our restricted cash totaled $3.2 million.

We have lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the U.S., which was amended in September 2011, and several line of credit arrangements for our subsidiaries in China.

As of March 31, 2012, our loan and security agreement in the U.S. included the following:

•

An $8.0 million revolving line of credit available through September 2014 and bearing interest at a rate of LIBOR plus 2%. As of March 31, 2012, $8.0 million was outstanding under the revolving line of credit and $0.0 million was available for borrowing.

•

A $20.0 million acquisition advance, expiring in September 2015 and bearing interest at a rate of LIBOR plus 2%. Proceeds of the acquisition advance may be used to make permitted business acquisitions. Advances may be drawn in two tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by the acquisition line maturity date. In October 2011, we drew down the full $20.0 million in connection with its acquisition of Santur. As of March 31, 2012, $17.9 million was outstanding under the acquisition advance and the total available borrowing capacity under this facility was $2.1 million.

•

A $7.0 million equipment line advance for capital expenditures in the U.S. Advances may be drawn in four tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by September 2015. Borrowings under this facility bear interest at a rate of LIBOR plus 2%. As of March 31, 2012, $0.0 million was outstanding under the acquisition advance and the total available borrowing capacity under this facility was $7.0 million.

Our U.S. loan and security agreement requires us to maintain specified financial covenants, including a liquidity ratio, and restricts our ability to incur additional debt or to engage in specified transactions and is secured by substantially all of our U.S. assets, other than intellectual property assets. As of March 31, 2012, we were in compliance with all covenants contained in this agreement.

Our subsidiaries in China have short-term line of credit facilities with several banking institutions. These short-term loans have an original maturity date of one year or less as of March 31, 2012. Amounts requested by us are not guaranteed and are subject to the banks’ funds and currency availability. The short-term loan agreements do not contain financial covenants and one such loan agreement is secured by our main manufacturing facility in China. As of March 31, 2012, we had no short-term loans outstanding.

The table below sets forth selected cash flow data for the periods presented:

	Three months ended March 31,
(in thousands)	2012	2011
Net cash used in operating activities	$(1,638)	$(9,288)
Net cash provided by (used in) investing activities	7,149	(2,711)
Net cash provided by (used in) financing activities	(1,315)	79,015
Effect of exchange rates on cash and cash equivalents	209	58

Net increase in cash and cash equivalents	$4,405	$67,074

Operating activities

During the three months ended March 31, 2012, net cash used in operating activities was $1.6 million. Cash used in operating activities was primarily related to cash payments to our employees and suppliers in excess of cash receipts from customers. During the three months ended March 31, 2012, we recognized net loss of $11.6 million. However, that net loss incorporated non-cash charges, including depreciation and amortization of $5.4 million, stock-based compensation expenses of $1.1 million, non-cash increases to our asset reserve accounts of $0.7 million, partially offset by $0.8 million gain on sale of Shenzhen Photon Broadband Technology Co., Ltd. (“Broadband”), a China subsidiary. During the three months ended March 31, 2012, there was a decrease of $9.2 million in accounts receivable due to improved collection efforts. These amounts were partially offset by the purchase of inventory of $4.7 million to replenish our inventories in preparation for higher customer demands in future periods, and the net increase in prepaid expenses and other current assets of $1.8 million during the period.

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

Investing activities

Our investing activities consisted primarily of purchases and sales of investments and capital expenditures.

During the three months ended March 31, 2012, net cash provided by investing activities was $7.1 million. We received $20.2 million for the sale and maturity of equity securities and $1.8 million for the sale of Broadband, which was partially offset by $13.0 million of cash used for the purchase of equity securities and $2.0 million of capital expenditures.

During the three months ended March 31, 2011, net cash used for investing activities was $2.7 million, mainly due to the purchase of capital equipment.

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of stock and activity associated with our various lending arrangements.

During the three months ended March 31, 2012, net cash used in financing activities was $1.3 million. We used $1.3 million of cash for the repayment of bank loans, and $0.1 million for the repayment of notes payable, net of proceeds.

During the three months ended March 31, 2011, net cash provided by financing activities was $79.0 million. Our initial public offering generated proceeds of $87.7 million, net of offering expenses paid during the quarter, partially offset by $8.8 million of net payments on our outstanding bank loans.

Contractual obligations and commitments

The following summarizes our contractual obligations as of March 31, 2012:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable (1)	14,506	14,506	0	0	0
Debt obligations (2)	25,917	5,000	20,917	0	0
Operating leases (3)	7,539	2,080	2,540	1,576	1,343
Purchase commitments (4)	22,883	22,883	0	0	0
Contingent consideration (5)	7,500	7,500	0	0	0
Asset retirement obligations (6)	1,000	0	0	0	1,000

	79,345	51,969	23,457	1,576	2,343

Expected interest payments (7)	1,196	535	639	22	0

Total commitments	80,541	52,504	24,096	1,598	2,343

(1)	In China, we issue notes payable to our suppliers frequently. The notes payable are generally due within six months of issuance and are non-interest bearing. The amount presented in the table represents the principal portion of the obligations.
(2)	We have several loan and security agreements in the U.S. that provide various credit facilities, including lines of credit and term loans. The amount presented in the table represents the principal portion of the obligations. The debt obligations outstanding as of March 31, 2012 bear interest at a rate of approximately 2.24%. All of the outstanding debt was subject to fluctuations in interest rates. Interest is paid monthly over the term of the debt arrangement.
(3)	We have entered into various non-cancelable operating lease agreements for our offices in China, U.S. and Japan.
(4)	We are obligated to make payments under various arrangements with suppliers for the procurement of goods and services.
(5)	We are obligated to pay up to an additional $7.5 million for the acquisition of Santur, contingent upon Santur meeting gross profit performance objectives in 2012. As of March 31, 2012, the fair value of the contingent consideration was $3.4 million.
(6)	We have an asset retirement obligation of $1.0 million associated with our facility lease in California, which expires in October 2019. This obligation is included in other noncurrent liabilities in the condensed consolidated balance sheet as of March 31, 2012.
(7)	We calculate the expected interest payments based on our outstanding debt obligations at prevailing interest rates as of March 31, 2012.

Other contingencies

Under California’s recently enacted Global Warming Solutions Act, the Company designed and installed additional pollution control equipment at the San Jose, California, manufacturing plant to reduce perfluorocarbon emissions beginning in 2012. As of March 31, 2012, the San Jose and Fremont, California, manufacturing facilities are in compliance with the Global Warming Solutions Act.

Off-balance sheet arrangements

During the three months ended March 31, 2012, we did not have any significant off-balance sheet arrangements.

Recent accounting pronouncements

See “Note 2 Significant accounting policies” in the Notes to Condensed Consolidated Financial Statements on this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

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

We started to invest our excess cash in short-term and long-term marketable securities in 2011 to take advantage of higher yields generated by these investments. As of March 31, 2012, the gross unrealized gains or losses on our investments classified as available-for-sale were primarily due to increases or decreases in the fair value of the marketable securities as a result of changes in market interest rates. We have determined that the gross unrealized gains or losses on the available-for-sale securities at March 31, 2012 are temporary in nature. We may sell these marketable securities investments in the future to fund future operating needs. As a result, we recorded all our marketable securities in short-term investments as of March 31, 2012, regardless of the contractual maturity date of the securities.

We are exposed to market risk due to the possibility of changing interest rates associated with certain outstanding balances under our debt instruments. As of March 31, 2012, we did not have outstanding debt in China. As of March 31, 2012, our U.S. debt was based on floating rates of interest and is subject to fluctuations in interest rates. As of March 31, 2011, the interest rates on all of our outstanding debt in China were fixed at the time of drawdown, and were not subject to fluctuations. As of March 31, 2011, we did not have outstanding debt in U.S. As of March 31, 2012 and 2011, we had not hedged our interest rate risk.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A substantial portion of our business is conducted through our subsidiaries in China whose functional currency is the RMB. To the extent that transactions by our subsidiaries in China are denominated in currencies other than RMB, we bear the risk that fluctuations in the exchange rates of the RMB in relation to other currencies could decrease our revenue and increase our costs and expenses. During the three months ended March 31, 2012 and 2011, we recognized foreign currency transaction losses of $204,000 and $34,000, respectively. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. While we generate a majority of our revenue in RMB, a majority of our operating expenses are in U.S. dollars. Therefore depreciation in RMB against the U.S. dollar would negatively impact our revenue upon translation to the U.S. dollars but the impact on operating expenses would be less. For example, for the three months ended March 31, 2012, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $2.3 million decrease in our revenue and a $0.1 million decrease in our net loss for the period. Comparatively, for the three months ended March 31, 2011, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $3.1 million decrease in our revenue and a $0.2 million increase in our net loss for the period.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In January 2011, we and Finisar agreed to toll our respective claims and not to refile the originally asserted claims against each other until at least 90 days after one or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. In December 2011, Oplink and Finisar settled their lawsuit, commencing the tolling period, which expired on April 30, 2012. On May 3, 2012, we and Finisar agreed to further toll our respective claims until the refiling of certain of the previously asserted claims from this dispute. As a result, Finisar is permitted to bring a new lawsuit against us if it chooses to do so, and we may bring new claims against Finisar upon seven days written notice prior to filing such claims. If we are unsuccessful in our defense of the Finisar patent infringement claims, a license to use the allegedly infringing technology may not be available to us at all, and if it is, it may not be available on commercially reasonable terms and therefore may limit or preclude us from competing in the market for optical transceivers in the U.S., which may have a material adverse effect on our results of operations and financial condition, and otherwise materially harm our business.

Although we believe that we would have meritorious defenses to the infringement allegations and intend to defend any new similar lawsuit vigorously, there can be no assurance that we will be successful in our defense. Even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit. Further, a new lawsuit, if brought by either party, would be likely to divert the efforts and attention of our management and technical personnel, which could harm our business.

ITEM 1A. RISK FACTORS

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012, which risk factors are set forth below, except for those risk factors denoted by an asterisk (*). We have also included a new risk factor entitled “Failure to realize the anticipated benefits from our planned expansion in the Russian Federation may affect our future results of operations and financial condition.”

Risks related to our business

*We have a history of losses which may continue in the future.

We have a history of losses and we may incur additional losses in future periods. As of March 31, 2012, our accumulated deficit was $242.2 million. We also expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our manufacturing facilities and research and development operations.

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

Historically, we have generated most of our revenue from a limited number of customers. In 2011, our largest customer, Huawei Technologies, represented 50.7% of our total revenue and our top ten customers represented 90.6% of our total revenue. As a result, the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations. For instance, in the three months ended September 30, 2011, demand from Huawei Technologies was lower than expected, which adversely affected our revenue for such period. Adverse events affecting our customers could also adversely affect our revenue and results of operations (for instance, in 2009, the filing of a voluntary petition for bankruptcy protection by one of our customers, Nortel Networks Limited, prevented us from timely collection of our accounts receivable from that customer). In addition, network equipment vendors serving the communications networks industry may continue to consolidate, and we may not be able to offset any potential decline in revenue arising from consolidation of our existing customers with revenue from new customers.

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

*We have a limited history operating on a global basis, making it difficult to predict our future results of operations.

We have a limited history operating on a global basis, which makes it difficult to evaluate our business and financial prospects. While our operations began in 1996, we did not begin commercial shipments of our PIC products until the second quarter of 2003 and we did not acquire our subsidiaries in China until 2005. Since then, our revenue, gross margin and results of operations have varied significantly and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. For instance, changes in gross margin may result from various factors, such as changes in pricing, changes in our fixed costs, changes in the cost of labor, changes in the mix of our products sold, changes in the amount of product manufactured versus the amount of product sold over time, and charges for excess and obsolete inventory. In addition, while we have recently committed to establish a Russian subsidiary and operations in the next two years, we have limited history operating in the Russian Federation, which makes it difficult to evaluate our business and financial prospects there. In making an investment decision relating to our common stock, you should evaluate our business in light of the risks, expenses and difficulties frequently encountered by companies operating on a global platform, particularly companies in the rapidly changing communications networks industry. It is difficult for us to accurately forecast our future revenue and gross margin and plan expenses accordingly and, therefore, it is difficult for us to predict our future results of operations.

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

*If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.

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

Policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation, unauthorized use or other infringement of our intellectual property rights. Further, we may not be able to effectively protect our intellectual property rights from misappropriation or other infringement in foreign countries where we have not applied for patent protections, and where effective patent, trademark, trade secret and other intellectual property laws may be unavailable, or may not protect our proprietary rights as fully as U.S. law. Particularly, our U.S. patents do not afford any intellectual property protection in China, Japan, Canada or Malaysia, where we have company operations, or in the Russian Federation, where we intend to expand operations. We seek to secure, to the extent possible, comparable intellectual property protections in China and other areas in which we operate. However, while we have issued patents and pending patent applications in China, portions of our intellectual property portfolio are not yet protected by patents in China. Moreover, the level of protection afforded by patent and other laws in China may not be comparable to that afforded in the U.S.

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

In January 2011, we and Finisar agreed to toll our respective claims and not to refile the originally asserted claims against each other until at least 90 days after one or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. In December 2011, Oplink and Finisar settled their lawsuit, commencing the tolling period. On May 3, 2012, we and Finisar agreed to further toll our respective claims until the refiling of certain of the previously asserted claims from this dispute. As a result, Finisar is permitted to bring a new lawsuit against us if it chooses to do so, and we may bring new claims against Finisar upon seven days written notice prior to filing such claims.

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

Although we believe that we would have meritorious defenses to the infringement allegations and intend to defend any new similar lawsuit vigorously, there can be no assurance that we will be successful in our defense. Even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit. Further, a new lawsuit, if brought by either party, would be likely to divert the efforts and attention of our management and technical personnel, which could harm our business.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, the continuous effects from the 2011 floods in Thailand and the 2011 earthquakes, tsunami and subsequent crisis relating to nuclear power facilities in Japan may adversely impact our revenue from customers located in Thailand and Japan and/or our ability to source parts from companies located in Thailand and Japan. In addition, the combined effects of these natural disasters have created significant uncertainty, and it is possible that these events could result in continued reduced end user demand due to the economic impact to Thailand and Japan and potentially the global economy; a slowdown of business or inability to manufacture products by our customers or others in the industry that are located in Thailand and/or Japan; a disruption to the global supply chain for products manufactured in Thailand and/or Japan that are included in the products either by us or by our customers; a disruption to manufacturing resulting from power shortages or other rationing of inputs to production; an increase in the cost of products that we purchase due to reduced supply; and other unforeseen impacts as a result of the uncertainty in Thailand and Japan.

Similarly, our worldwide operations could be subject to secondary effects of natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, the 2011 flooding in Thailand may adversely impact our revenue. While we do not have contract manufacturing in Thailand and we do not source materials or components from Thailand, our customers do. Therefore the combined effect of the flooding on other suppliers and potential for resulting shortage of such materials to our customers could adversely impact our customers’ ability to assemble and ship their products, thereby reducing near term need for products that they buy from us. The combined effects of the flooding increases uncertainty about demand and could result in reduced customer demand in the near and intermediate term.

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

As part of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary businesses, products, services or technologies that we believe could accelerate our ability to compete in our existing markets or allow us to enter new markets. Any of these transactions could be material to our financial condition and results of operations. For instance, in October 2011, we completed the acquisition of Santur, a designer and manufacturer of InP-based PIC products. If we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

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

*Failure to realize the anticipated benefits from our acquisition of Santur may affect our future results of operations and financial condition.

In connection with our acquisition of Santur, we have recently integrated Santur’s commercial operations and personnel into our existing infrastructure. If there are unexpected difficulties in our ongoing integration of the Santur business, the anticipated benefits of the transaction may not be realized or may take longer to realize than expected. The anticipated benefits of the acquisition could be materially reduced by a number of factors, including the following:

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

*Failure to realize the anticipated benefits from our planned expansion in the Russian Federation may affect our future results of operations and financial condition.

In connection with our raising capital in an April 2012 private placement of common stock, we have committed to establish a wholly-owned subsidiary and company operations in the Russian Federation. The establishment of successful operations in the Russian Federation will require significant capital expenditure in a short amount of time, particularly in 2013 and 2014, and will be in part dependent on the cooperation of the Russian government and other third parties. If there are delays in our efforts to establish operations in the Russian Federation, the anticipated benefits of our Russian expansion may not be realized or may take longer to realize than expected. The anticipated benefits of our Russian expansion could be materially reduced by a number of factors, including the following:

•	the future revenue and gross margins of the products manufactured in the Russian Federation may be materially different from those we originally anticipated;

•	we could incur material unanticipated expenses; and

•	we could have difficulty managing a business in the Russian Federation, where we did not previously have a material business presence.

In addition, in connection with the private placement transaction, we entered into a rights agreement with the sponsoring investor. Pursuant to the rights agreement, we have agreed to use at least $30 million of the proceeds from the private placement to establish a wholly-owned subsidiary and facility in the Russian Federation for the manufacturing of certain of our products. Pursuant to the rights agreement, failure to perform certain performance covenants set forth therein by July 31, 2014 (subject to extension to March 31, 2015, as set forth therein), will result in an obligation to pay damages to the investor in the amount of $5 million.

In recent years the Russian Federation has undergone substantial political, economic and social change. As is typical of an emerging market, the business, legal and regulatory infrastructure in the Russian Federation is less well-developed that would generally exist in a more mature free market economy. In addition, the tax, currency and customs legislation within the Russian Federation is subject to varying interpretations and changes, which can occur frequently. The future economic direction of the Russian Federation remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. Our failure to manage the risks associated with our planned Russian expansion could have a material adverse effect upon our results of operations.

The occurrence of any or all of these events may have an adverse effect on our business, and results of operations and financial condition.

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

While we generate the majority of our revenue in RMB, conversely, a majority of our operating expenses are in U.S. dollars. Therefore, depreciation in the RMB against the U.S. dollar would adversely impact our revenue upon translation to U.S. dollars, but the positive impact on operating expenses would be less. This would result in an overall adverse effect on our results of operations and financial position. For example, for the three months ended March 31, 2012, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $2.3 million decrease in our revenue and a $0.1 million decrease in our net loss for the period. Comparatively, for the three months ended March 31, 2011, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $3.1 million decrease in our revenue and a $0.2 million increase in our net loss for the period.

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

*We face a variety of risks associated with international sales and operations, which if not adequately managed could adversely affect our business and financial results.

We currently derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations is based in Shenzhen, China as well as our having additional operations in Japan, Canada and a contract manufacturing relationship in Malaysia. We also plan to establish a subsidiary and operations in the Russian Federation. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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

As of December 31, 2011, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $191.1 million and $134.6 million, respectively. If not utilized, these NOL carryforwards will expire beginning in 2012. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized.

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

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, our subsidiaries in China enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our subsidiaries in China may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Currently, we have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential rate applied to 2011, 2010 and 2009. We realized benefits from this 10% reduction in tax rate of $0.4 million, $1.7 million and $1.0 million for 2011, 2010 and 2009, respectively. The preferential rate also applies to 2012, and we have been approved for the rate to remain at 15% for 2013 and 2014.

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

From time to time, we may make loans or additional capital contributions to our China subsidiaries. Any loans to our China subsidiaries are subject to China regulations and approvals. For example, any loans to our China subsidiaries to finance their activities cannot exceed statutory limits, must be registered with SAFE, or its local counterpart, and must be approved by the relevant government authorities. Any capital contributions to our China subsidiaries must be approved by the Ministry of Commerce or its local counterpart. In addition, under Circular 142, our China subsidiaries, as foreign-invested enterprises, may not be able to convert our capital contributions to them into RMB for equity investments or acquisitions in China.

We cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to our future loans or capital contributions to our China subsidiaries. If we fail to receive such registrations or approvals, our ability to capitalize our China subsidiaries may be negatively affected, which could materially and adversely affect our liquidity and ability to fund and expand our business.

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

China Labor Contract Law, effective January 1, 2008, together with its implementing rules, effective September 18, 2008, provides more protection to Chinese employees. Previously, an employer had discretionary power in deciding the probation period, not to exceed six months. Additionally, the employment contract could only be terminated for cause. Under the new rules, the probation period varies depending on contract terms and the employment contract can only be terminated during the probation period for cause upon three days’ notice. Additionally, an employer may not be able to terminate a contract during the probation period on the grounds of a material change of circumstances or a mass layoff. The new law also has specific provisions on conditions when an employer has to sign an employment contract with open-ended terms. If an employer fails to enter into an open-ended contract in certain circumstances, the employer must pay the employee twice their monthly wage beginning from the time the employer should have executed an open-ended contract. Additionally an employer must pay severance for nearly all terminations, including when an employer decides not to renew a fixed-term contract.

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

From time to time, the Chinese government has implemented requirements to increase the minimum wage for employees in China. These requirements have resulted in the past, and may result in the future, in higher employee costs for our personnel in China. For example, the minimum wage in Shenzhen, China increased by 20% in April 2011 and 14% in February 2012. We were required to increase wages to comply with these requirements and it may be necessary for us to increase wages more than the minimum wage adjustment requires due to market conditions or additional government mandates. If labor costs in China continue to increase, our gross margins, profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with personnel costs or manufacturing in traditionally higher cost countries may be diminished. These newly introduced laws and regulations may materially increase the costs of our operations in China.

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

*The concentration of our capital stock ownership with our principal stockholders, executive officers and directors and their affiliates will limit other stockholders’ ability to influence corporate matters.

As of April 30, 2012, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 37% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

We used a portion of our net proceeds to repay a portion of our outstanding indebtedness, make investments in available-for-sale securities, and acquire Santur. We have also used a portion of our net proceeds for working capital. We intend to use our remaining net proceeds from the offering for working capital, to continue to expand our existing business, acquire complementary businesses, and general corporate purposes. Accordingly, our management will have broad discretion in the application of our net proceeds from the offering, and investors will be relying on management’s judgment regarding the application of these net proceeds. We also may use a portion of our net proceeds from the offering to acquire complementary businesses, products, services or technologies, but we currently have no agreements or commitments relating to any material acquisitions. We may also use a portion of our net proceeds to repay a portion of our outstanding indebtedness. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at the end of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date: May 10, 2012	By:	/S/ JAMES D. FAY
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.

3.2(2)	Amended and Restated Bylaws of NeoPhotonics Corporation.

4.1†	Specimen Common Stock Certificate of NeoPhotonics Corporation.

4.2†	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.

4.3†	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.

10.1+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Timothy S. Jenks.

10.2+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and James D. Fay.

10.3+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Dr. Wupen Yuen.

10.4+	Severance Rights Agreement, dated April 30, 2012, by and between the Company and Dr. Chi Yue (“Raymond”) Cheung.

10.5(3)	Share Purchase Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.

10.6(4)	Rights Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.

10.7(5)	Lock-Up Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1(6)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management compensatory plan or arrangement.
†	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-166096), and incorporated herein by reference.
(1)	Filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on February 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-166096), filed with the SEC on November 22, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on May 1, 2012, and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on May 1, 2012, and incorporated herein by reference.
(5)	Filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on May 1, 2012, and incorporated herein by reference.
(6)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NeoPhotonics Corporation, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.