Form 10-Q
period 2012-06-30
NEOPHOTONICS CORP
filed 2012-08-10
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

+1 (408) 232-9200

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

As of July 31, 2012, there were 30,137,553 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Six Months Ended June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
(In thousands, except share and per share data)	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$23,229	$32,321
Short-term investments	83,858	54,063
Restricted cash	2,570	3,227
Accounts receivable, net of allowance for doubtful accounts of $741 and $506 at June 30, 2012 and December 31, 2011, respectively	75,305	68,877
Inventories	40,074	35,341
Prepaid expenses and other current assets	6,571	5,882
Current assets held-for-sale	0	1,687

Total current assets	231,607	201,398
Long-term investments	144	92
Property, plant and equipment, net	53,637	56,344
Other intangible assets, net	16,093	17,999
Other long-term assets	1,045	1,049
Long-term assets held-for-sale	0	167

Total assets	$302,526	$277,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,773	$37,599
Notes payable	11,268	14,620
Current portion of long-term debt	5,000	5,000
Accrued and other current liabilities	21,198	18,299
Current liabilities held-for-sale	0	1,681

Total current liabilities	79,239	77,199
Long-term debt, net of current portion	19,667	22,166
Deferred income tax liabilities	651	927
Other noncurrent liabilities	1,733	3,103

Total liabilities	101,290	103,395
Commitments and contingencies (Note 8)
Redeemable common stock	5,000	0
Stockholders’ equity:
Preferred stock, $0.0025 par value
At June 30, 2012: 10,000,000 shares authorized, no shares issued or outstanding; At December 31, 2011: 10,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.0025 par value
At June 30, 2012: 100,000,000 shares authorized, 30,137,303 shares issued and outstanding; At December 31, 2011: 100,000,000 shares authorized, 24,862,585 shares issued and outstanding	75	62
Additional paid-in capital	430,736	392,792
Accumulated other comprehensive income	11,242	11,353
Accumulated deficit	(245,817)	(230,553)

Total stockholders’ equity	196,236	173,654

Total liabilities and stockholders’ equity	$302,526	$277,049

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
Revenue	$63,025	$50,977	$117,248	$100,997
Cost of goods sold	47,420	37,346	90,237	75,207

Gross profit	15,605	13,631	27,011	25,790
Operating expenses:
Research and development	9,322	6,365	19,860	12,757
Sales and marketing	3,406	2,233	6,429	5,215
General and administrative	6,721	4,625	13,846	8,736
Amortization of purchased intangible assets	321	272	675	564
Adjustment to fair value of contingent consideration	(1,303)	0	604	0

Total operating expenses	18,467	13,495	41,414	27,272

Income (loss) from operations	(2,862)	136	(14,403)	(1,482)

Interest income	145	44	277	78
Interest expense	(145)	(60)	(299)	(178)
Other income (expense), net	(417)	14,134	(692)	14,108

Total interest and other income (expense), net	(417)	14,118	(714)	14,008

Income (loss) before income taxes	(3,279)	14,254	(15,117)	12,526
Provision for income taxes	(377)	(547)	(317)	(919)

Income (loss) from continuing operations	(3,656)	13,707	(15,434)	11,607
Income (loss) from discontinued operations, net of tax (including gain on disposal of $636, net of tax, for the six months ended June 30, 2012)	0	(127)	170	38

Net income (loss)	(3,656)	13,580	(15,264)	11,645
Deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	0	0	0	(17,049)
Accretion of redeemable convertible preferred stock	0	0	0	(7)

Net income (loss) attributable to NeoPhotonics Corporation common stockholders	$(3,656)	$13,580	$(15,264)	$(5,411)

Basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$(0.13)	$0.56	$(0.58)	$(0.27)

Discontinued operations	$0.00	$(0.01)	$0.01	$0.00

Net income (loss)	$(0.13)	$0.55	$(0.57)	$(0.27)

Diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$(0.13)	$0.54	$(0.58)	$(0.27)

Discontinued operations	$0.00	$(0.01)	$0.01	$0.00

Net income (loss)	$(0.13)	$0.53	$(0.57)	$(0.27)

Weighted average shares used to compute net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	28,402,929	24,694,577	26,636,807	19,903,558

Diluted	28,402,929	25,561,980	26,636,807	19,903,558

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	2012	2011	2012	2011
Net income (loss)	$(3,656)	$13,580	$(15,264)	$11,645
Other comprehensive loss, before tax
Foreign currency translation adjustments	(472)	112	(347)	1,259
Unrealized gains (losses) on available-for- sale securities	(60)	(134)	236	(134)
Unrealized gain (loss) on equity investment	0	(199)	0	8,291
Less: reclassification adjustment for gain on sale of equity investment included in net income	0	(12,703)	0	(12,703)

Other comprehensive loss, before tax	(532)	(12,924)	(111)	(3,287)
Income tax related to items of other comprehensive income	0	0	0	0

Other comprehensive loss, net of tax	(532)	(12,924)	(111)	(3,287)

Comprehensive income (loss)	$(4,188)	$656	$(15,375)	$8,358

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2012	2011
Cash flows from operating activities
Net income (loss)	$(15,264)	$11,645
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,827	5,519
Stock-based compensation expense	2,153	1,927
Deferred taxes	387	0
Loss on disposal of fixed assets	82	115
Gain on sale of unconsolidated investee, net of direct cost	0	(13,829)
Gain on sale of discontinued operations	(750)	0
Allowance for doubtful accounts	93	93
Provision for inventories	2,931	386
Change in assets and liabilities:
Accounts receivable	(6,771)	(15,101)
Inventories	(8,081)	(9,282)
Prepaid expenses and other current assets	(917)	1,369
Accounts payable	3,763	9,517
Accrued and other liabilities	733	(3,562)

Net cash used in operating activities	(11,814)	(11,203)

Cash flows from investing activities
Purchase of property, plant and equipment	(4,965)	(5,335)
Purchase of marketable securities	(112,773)	(142,048)
Proceeds from sale of marketable securities	53,294	66,910
Proceeds from maturity of securities	29,532	0
Proceeds from sale of unconsolidated investee	0	21,325
Decrease in restricted cash	647	167
Proceeds received on sale of discontinued operations, net of tax	1,825	0

Net cash used in investing activities	(32,440)	(58,981)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	39,636	86,528
Proceeds from exercise of stock options and warrants	188	236
Proceeds from issuance of stock under ESPP	923	508
Repayment of bank loans	(2,500)	(9,375)
Proceeds from issuance of notes payable	12,759	13,471
Repayment of notes payable	(16,064)	(14,440)

Net cash provided by financing activities	34,942	76,928

Effect of exchange rates on cash and cash equivalents	56	116
Net increase (decrease) in cash and cash equivalents	(9,256)	6,860
Cash and cash equivalents at the beginning of the period	32,485	25,465

Cash and cash equivalents at the end of the period	$23,229	$32,325

Supplemental disclosure of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	0	228,597

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of presentation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in its annual consolidated financial statements included in its Annual report on Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

Consolidation

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the consolidated accounts of the Company and its majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

Corrections in classification of Consolidated Statement of Cash Flows

The Company identified errors in the classification of the Consolidated Statement of Cash Flows for the three months ended June 30, 2011 relating to issuance of common stock under ESPP and the purchase of patents, both of which were incorrectly classified within operating activities. The corrections would result in an increase to “Net Cash Used in Operating Activities” of $358,000, an increase to “Net Cash Used in Investing Activities” of $150,000 and an increase to “Net Cash Provided by Financing Activities” of $508,000 for the six months ended June 30, 2011 and the nine months ended September 30, 2011.

Management assessed the impact of these corrections on the 2011 interim consolidated statements of cash flows and concluded that the corrections were not material, either individually, or in the aggregate, to the previously reported cash flows. As a result, the comparative statements of cash flows were revised to correct for the classification in the Company’s Forms 10-Q for the period ended June 30, 2012 and will be revised for the period ending September 30, 2012.

Reclassifications

Certain prior-year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentation. These reclassifications did not affect the prior period deficit, net cash provided by (used in) operating activities or net income (loss).

Note 2. Significant accounting policies

There have been no changes in the Company’s significant accounting policies for the six months ended June 30, 2012, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Note 3. Discontinued operations

In the fourth quarter of 2011, the Company initiated a plan to sell a component of its business, Broadband, a subsidiary in China. The Company decided to sell Broadband because the nature of its operations was different than the core technology and strategy of the Company. On January 11, 2012, the Company entered into a purchase agreement with Guangdong Rainbow Electronic Ltd. (“Rainbow”) to dispose of its 100% equity interest in Broadband for a total cash consideration of RMB 13.0 million ($2.1 million). The transaction closed on March 13, 2012. The Company recognized a gain of $0.6 million on the sale of Broadband, representing the difference between the consideration received and the net assets transferred to Rainbow, net of tax. The gain was included in income from discontinued operations, net of tax in the statement of operations for the six months ended June 30, 2012.

The results of operations associated with Broadband are presented as discontinued operations in the Company’s consolidated statements of operations for the three and six months ended June 30, 2012 and 2011. Revenue and the components of net income related to the discontinued operations for all periods were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$0	$1,105	$590	$2,007

Income (loss) from discontinued operations before income taxes	0	(127)	284	38
Benefit from (provision for) income taxes	0	0	(114)	0

Income (loss) from discontinued operations	$0	$(127)	$170	$38

As of December 31, 2011, the net assets of Broadband were classified as held-for-sale in the Company’s consolidated balance sheet. Details of the net assets held-for-sale is as follows (in thousands):

December 31,
2011
Cash and cash equivalents	$164
Accounts receivable, net	873
Inventories	484
Prepaid expenses and other current assets	166

Current assets held-for-sale	$1,687

Property, plant and equipment, net	$167

Long-term assets held-for-sale	$167

Accounts payable	$1,225
Accrued an other current liabilities	456

Current liabilities held-for-sale	$1,681

Note 4. Cash and investments

The following table sets forth the fair value of the Company’s financial assets as of the date presented (in thousands):

	As of June 30, 2012				As of December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$6,519	$0	$0	$6,519	$2,216	$0	$0	$2,216
Time deposit	9,068	0	0	9,068	17,759	0	0	17,759
Marketable securities:
Corporate bonds	0	24,164	0	24,164	0	17,198	0	17,198
Commercial paper	0	0	0	0	0	7,467	0	7,467
U.S. federal agencies	0	39,179	0	39,179	0	11,450	0	11,450
Foreign bonds and notes	0	5,707	0	5,707	0	4,052	0	4,052
Municipal obligations	0	2,252	0	2,252	0	2,651	0	2,651

	$15,587	$71,302	$0	$86,889	$19,975	$42,818	$0	$62,793

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents and investments in marketable securities designated as available-for-sale (in thousands):

	As of June 30, 2012				As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$11	$0	$0	$11	$11	$0	$0	$11
Time deposit	3,020	0	0	3,020	8,719	0	0	8,719

Total investments in cash and cash equivalents	3,031	0	0	3,031	8,730	0	0	8,730

Short-term investments
Money market funds	6,508	0	0	6,508	2,205	0	0	2,205
Time deposit	6,048	0	0	6,048	9,040	0	0	9,040
Corporate bonds	24,191	18	(45)	24,164	17,403	19	(224)	17,198
Commercial paper	0	0	0	0	7,497	0	(30)	7,467
U.S. federal agencies	39,225	0	(46)	39,179	11,447	3	0	11,450
Foreign bonds and notes	5,706	8	(7)	5,707	4,128	4	(80)	4,052
Municipal obligations	2,252	0	0	2,252	2,651	0	0	2,651

Total investments in short-term investments	83,930	26	(98)	83,858	54,371	26	(334)	54,063

Total investments	$86,961	$26	$(98)	$86,889	$63,101	$26	$(334)	$62,793

As of June 30, 2012, and December 31, 2011, maturities of short-term investments are as follows (in thousands):

	June 30, 2012	December 31, 2011
Less than 1 year	$55,696	$46,264
Due in 1 to 5 years	29,191	14,126
Due after 5 years	2,002	2,403

Total	$86,889	$62,793

The Company may sell its security investments in the future to fund future operations needs. As a result, the Company recorded all its marketable securities in short-term investment as of June 30, 2012 and December 31, 2011, regardless of the contractual maturity date of the securities.

Realized gains and losses on the sale of marketable securities during the three and six months ended June 30, 2012 and 2011 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three and six months ended June 30, 2012 and 2011. As of June 30, 2012, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 5. Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders

The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Numerator:
Income (loss) from continuing operations	$(3,656)	$13,707	$(15,434)	$11,607
Less: deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	0	0	0	(17,049)
Less: accretion of redeemable convertible preferred stock	0	0	0	(7)

Income (loss) from continuing operations attributable to NeoPhotonics Corporation common stockholders	$(3,656)	$13,707	$(15,434)	$(5,449)

Income (loss) from discontinued operations	$0	$(127)	$170	$38

Net income (loss) attributable to NeoPhotonics Corporation common stockholders	$(3,656)	$13,580	$(15,264)	$(5,411)

Denominator:
Weighted average shares used to compute basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	28,402,929	24,694,577	26,636,807	19,903,558
Effect of diluted common stock options	—	867,403	—	—

Weighted average shares used to compute diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	28,402,929	25,561,980	26,636,807	19,903,558
Basic net income (loss) per share attributable to Neophotonics Corporation common stockholders:
Continuing operations	$(0.13)	$0.56	$(0.58)	$(0.27)

Discontinued operations	$0.00	$(0.01)	$0.01	$0.00

Net income (loss)	$(0.13)	$0.55	$(0.57)	$(0.27)

Diluted net income (loss) per share attributable to Neophotonics Corporation common stockholders:
Continuing operations	$(0.13)	$0.54	$(0.58)	$(0.27)

Discontinued operations	$0.00	$(0.01)	$0.01	$0.00

Net income (loss)	$(0.13)	$0.53	$(0.57)	$(0.27)

Shares of common stock subject to repurchase resulting from the early exercise of employee stock options are not considered participating securities and are therefore excluded from the basic weighted average common shares outstanding.

For the six months ended June 30, 2011, all components of net loss were attributed to common stockholders as the stockholders of the redeemable preferred stock did not have a contractual obligation to share in the Company’s net losses.

The Series X preferred stock contained a special conversion feature which was contingent upon completion of an initial public offering. The beneficial conversion feature is measured as the difference between the offering price of $11.00 per share and the conversion amount of $6.25 per share. At the closing of the initial public offering, the beneficial conversion feature was recorded to additional paid-in-capital and represents a deemed dividend in calculating net loss attributable to NeoPhotonics Corporation common stockholders for the six months ended June 30, 2011. For the six months ended June 30, 2011, pro forma net income per share, which assumes all shares of preferred stock are converted to common stock at the beginning of each period on an as-converted basis, was as follows (in thousands, except share and per share amounts):

Six Months Ended June 30, 2011
Income from continuing operations	$11,607

Income from discontinued operations	$38

Net income	$11,645

Basic pro forma net income per share attributable to NeoPhotonics Corporation common stockholders
Continuing operations	$0.51

Discontinued operations	$0.00

Net income	$0.51

Diluted pro forma net income per share attributable to NeoPhotonics Corporation common stockholders
Continuing operations	$0.49

Discontinued operations	$0.00

Net income	$0.49

Weighted average shares used to compute basic net income per share attributable to NeoPhotonics Corporation common stockholders	22,850,865

Weighted average shares used to compute diluted net income per share attributable to NeoPhotonics Corporation common stockholders	23,719,007

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee stock options	1,685,219	890,222	1,519,331	914,227
Common stock warrants	4,482	4,482	4,482	4,482
Employee stock purchase plan	1,109	42,090	31,088	97,911
Restricted stock units	647,874	0	617,573	0
Redeemable convertible preferred stock, on an if-converted basis (1)	0	0	0	2,963,681

	2,338,684	936,794	2,172,474	3,980,301

(1)	For the purposes of the table above, the Series 1, 2 and 3 preferred stock have been converted on a 1-for-1 basis and the Series X preferred stock has been converted on a 400-for-1 basis.

Note 6. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable	$70,672	$60,655
Trade notes receivable	5,374	8,728
Allowance for doubtful accounts	(741)	(506)

	$75,305	$68,877

Inventories

Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$15,806	$16,892
Work in process	12,046	4,991
Finished goods	12,222	13,458

	$40,074	$35,341

Other Purchased intangible assets, net

Other intangible assets, net, consist of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$32,097	$(21,568)	$10,529	$32,145	$(20,489)	$11,656
Customer relationships	11,766	(7,417)	4,349	11,788	(6,746)	5,042
Leasehold interest	1,346	(224)	1,122	1,352	(195)	1,157
Noncompete agreements	950	(857)	93	950	(806)	144

	$46,159	$(30,066)	$16,093	$46,235	$(28,236)	$17,999

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$616	$8	$1,214	$59
Operating expenses	321	272	675	564

Total	$937	$280	$1,889	$623

The estimated future amortization expense of purchased intangible assets as of June 30, 2012, is as follows (in thousands):

2012 (remaining 6 months)	$1,887
2013	3,619
2014	3,502
2015	3,483
2016	2,750
Thereafter	852

$16,093

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Employee-related	$11,296	$9,523
Other	9,902	8,776

	$21,198	$18,299

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

The table below summarizes the movement in the warranty accrual (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012		2011	2012		2011
Beginning balance	$1,215		$349	$1,443		$299
Warranty accruals	134		63	153		164
Settlements and adjustments	(51)		(40)	(298)		(91)

Ending balance	$1,298	(1)	$372	$1,298	(1)	$372

(1)	Included within the ending balance is an accrual of $0.3 million relating to a specific part, for which the liability was assumed as part of the acquisition of Santur. The amount recorded represents the Company’s estimate of the liability to be incurred, and management believes that the amount recorded in the consolidated financial statements will be adequate to resolve any warranty obligations related to this issue, although this assessment is subject to change based on the ultimate resolution of this matter with customers.

Note 7. Debt

The Company records debt at its carrying amount. The following table provides the components of debt, obligations, weighted average interest rate and additional fair value information relating to the Company’s outstanding debt instruments (in thousands, except percentages):

	June 30, 2012			December 31, 2011
	Carrying Amount	Fair Value	Weighted Average Interest Rate	Carrying Amount	Fair Value	Weighted Average Interest Rate
Notes payable	$11,268	$11,268		$14,620	$14,620

Total long-term debt	24,667	23,358	2.24%	27,166	25,455	2.24%
Less: current portion of long-term debt	(5,000)	(4,890)		(5,000)	(4,890)

Total long-term debt, net of current portion	$19,667	$18,468		$22,166	$20,565

Notes payable

The Company’s subsidiaries in China have trade notes payable from various banking institutions. The trade notes are unsecured, noninterest bearing and are due approximately six months after issuance.

Long-term debt

The Company has a loan and security agreement with a bank for an available credit facility. The components of the available credit facilities as of June 30, 2012 and December 31, 2011 are as follows:

•

As of June 30, 2012 and December 31, 2011, $8.0 million was outstanding under the revolving line of credit agreement and $0.0 million was available for borrowing. Amounts are due on or before September 2014 and borrowings under this facility bear interest at a rate of LIBOR plus 2%.

•

As of June 30, 2012 and December 31, 2011, no amounts were outstanding under the equipment advance line and all $7.0 million was available for borrowing. Borrowings under this facility bear interest at a rate of LIBOR plus 2%.

•

As of June 30, 2012 and December 31, 2011, $16.7 million and $19.2 million was outstanding under the acquisition advance, respectively and $3.3 million and $0.8 million was available for borrowing. Advances are due and payable in equal monthly installments of principal and interest through September 2015. The advances bear interest at a rate of LIBOR plus 2%. During the six months ended June 30, 2012, the Company made principal payments toward the acquisition advance of $2.5 million.

As of June 30, 2012, the Company was in compliance with all of the financial covenants contained in the loan and security agreement.

Note 8. Commitments and contingencies

Leases

The Company leases various facilities under noncancelable operating leases. As of June 30, 2012, the future minimum commitments under all operating leases are as follows (in thousands):

2012 (remaining 6 months)	$1,080
2013	1,492
2014	1,167
2015	1,062
2016	666
Thereafter	1,467

$6,934

Rent expense under the Company’s operating leases was $0.5 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively, and $1.1 million for both the six months ended June 30, 2012 and 2011.

Litigation

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statement of cash flows. If, however, an unfavorable ruling were to occur, there may exist a reasonable possibility of a material adverse effect on the Company’s financial position, results of operations and cash flows. The Company accrues for losses that it considers probable and for which the loss can be reasonably estimated. In the event that a loss cannot be reasonably estimated, it does not accrue for such losses. The Company continues to monitor these matters; its determination could change, however, and the Company may decide, at some future date, to establish an appropriate reserve. With respect to any claim or legal proceedings, either asserted or unasserted, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at June 30, 2012. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

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

Purchase obligations

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of June 30, 2012, total outstanding purchase obligations were $8.6 million, primarily due within the next 12 months.

Contingent consideration

In connection with the Company’s acquisition of Santur Corporation (“Santur”) in October 2011, the Company may be required to pay the former stockholders of Santur up to an additional $7.5 million in cash, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration was measured at the date of acquisition and is remeasured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. The contingent consideration is valued with level three inputs. The Company estimated the fair value of its liability using the expected cash flow approach with inputs being probability-weighted revenue and gross margin projections and a discount rate based on a weighted-average cost of capital of 19%. As of December 31, 2011, the fair value of the contingent consideration was $1.5 million. As of June 30, 2012, the fair value of the contingent consideration was $2.1 million and is included in other current liabilities on the Company’s consolidated balance sheet. During the three and six months ended June 30, 2012, the Company recorded adjustments to the fair value of the consideration of $(1.3) million and $0.6 million, respectively. The increase was a result of increased demand that was first observed during the first quarter of 2012 for certain Santur products, which was partially offset by forecast reductions in the three months ended June 30, 2012 due to cancellation of a development program. The Company expects the amount of contingent consideration accrued to fluctuate throughout the fiscal year as a result of changes and other economic conditions.

Note 9. Stockholder’s equity

Common Stock

As of June 30, 2012, the Company had reserved the following shares of authorized but unissued common stock:

Stock option plans	4,265,377
Stock purchase plan	520,490
Warrants	4,482

4,790,349

Private Sale of Common Stock

On April 27, 2012, the Company issued and sold approximately 4.97 million shares of its common stock in a private placement transaction at a price of $8.00 per share for proceeds, net of offering costs of approximately $39.6 million. The shares of common stock are restricted from transfer pursuant to a lockup agreement for up to two years, at the end of which the Company is obligated to file one or more registration statements covering the potential resale of the shares of common stock. In connection with the private placement transactions, the Company agreed to use at least $30.0 million of the proceeds received to establish a wholly-owned subsidiary and facility in the Russian Federation for the benefit of the Company’s global organization. The Company has agreed to satisfy the performance obligations by July 31, 2014. In the event the Company has not recorded aggregate revenue from sales of its products in the Russian Federation of at least $26.8 million during the period beginning July 1, 2012 and ending June 30, 2014, then the date to achieve the performance obligations shall be extended from July 31, 2014 to March 31, 2015. If the Company fails to meet these performance obligations by the deadline, the Company will be required to pay $5.0 million.

The private placement transaction was recorded as an equity transaction. Of the common stock, $5.0 million is considered redeemable, as the Company may be required to pay this amount if it is unable to achieve its performance obligations by the date specified. While the Company intends to comply with its performance obligations, it has determined that some of these obligations are contingent upon government approval and maybe outside of the Company’s control. Therefore, the redeemable common stock is classified outside of equity on the Company’s consolidated balance sheet.

Equity Incentive Programs

The Company grants stock options, restricted stock units, stock appreciation units and stock purchase rights pursuant to stockholder and board approved equity incentive plans. These equity incentive plans are described in further detail in Note 13 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Stock options and restricted stock units

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2012:

		Stock Options		Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	330,177	2,631,524	$5.99	517,445	$6.97
Authorized for issuance	870,190	0	0.00	0	0.00
Granted	(331,314)	143,705	4.83	187,609	5.99
Exercised	0	(44,458)	4.24	0	0.00
Forfeited	79,290	(62,141)	7.81	(56,650)	6.51

Balance at June 30, 2012	948,343	2,668,630	5.92	648,404	6.73

The following table summarizes information about stock options outstanding as of June 30, 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Vested and expected to vest	2,566,045	$5.91	6.89	$987
Exercisable	1,506,300	$5.39	5.58	$882

The intrinsic value of options vested and expected to vest and exercisable as of June 30, 2012 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of June 30, 2012. The intrinsic value of options exercised during the six months ended June 30, 2012 and 2011, was $40,000 and $0.3 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The following table summarizes information about restricted stock units outstanding as of June 30, 2012:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Vested and expected to vest	585,687	$6.72	9.23	$2,893

The intrinsic value of restricted stock units vested and expected to vest as of June 30, 2012 is calculated based on the fair value of the Company’s common stock as of June 30, 2012.

Stock appreciation units

The following table summarizes the Company’s stock appreciation unit activity during the six months ended June 30, 2012:

	Stock Appreciation Units	Weighted Average Exercise Price
Stock appreciation units outstanding as of December 31, 2011	261,627	$6.86
Stock appreciation units cancelled	(25,831)	6.02
Stock appreciation units exercised	(9,745)	4.25

Stock appreciation units outstanding as of June 30, 2012	226,051	7.07

The following table summarizes information about stock appreciation units outstanding as of June 30, 2012:

	Stock Appreciation Units Outstanding
	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate intrinsic Value (in thousands)
Vested and expected to vest	224,137	$7.05	6.73	$86
Exercisable	168,326	$6.45	6.41	$78

The intrinsic value of stock appreciation units vested and expected to vest and exercisable as of June 30, 2012 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of June 30, 2012.

Note 10. Stock-based compensation

Stock-based compensation expense

The Company’s stock-based compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$136	$(169)	$324	$516
Research and development	395	(46)	864	561
Sales and marketing	205	55	414	329
General and administrative	273	115	551	482

	$1,009	$(45)	$2,153	$1,888

Stock options

The following tables summarize the components of stock-based compensation expense for stock options for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$53	$37	$114	$67
Research and development	211	113	420	215
Sales and marketing	90	92	184	198
General and administrative	175	168	349	335

	$529	$410	$1,067	$815

The weighted-average fair value of options granted was $3.20 and $5.60 per share for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, there was $3.9 million of unrecognized stock-based compensation expense that will be recognized over the remaining weighted-average period of 2.69 years.

The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Options	2012	2011	2012	2011
Weighted-average expected term (years)	6.77	6.69	6.76	6.69
Weighted-average volatility	71%	70%	71%	70%
Risk-free interest rate	1.52 - 1.83%	2.39 - 2.70%	1.35 - 1.83%	2.39 - 2.92%
Expected dividends	0%	0%	0%	0%

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

Stock appreciation units

Stock appreciation units are remeasured each period at fair value. The following table summarizes the expense (credit) recognized for stock appreciation units for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$(35)	$(234)	$(40)	$410
Research and development	1	(189)	(8)	210
Sales and marketing	(6)	(56)	(10)	70
General and administrative	2	(70)	(1)	86

	$(38)	$(549)	$(59)	$776

As of June 30, 2012 and December 31, 2011, the liabilities for the settlement of the stock appreciation units were both $0.4 million, and are included in accrued and other current liabilities on the condensed consolidated balance sheet.

Based on the fair value of the stock appreciation units as of June 30, 2012, the Company has $0.1 million of unrecognized stock-based compensation expense that would be recognized over the remaining weighted-average period of 1.70 years. The Company estimated the fair value of all employee stock appreciation units using a Black-Scholes valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Appreciation Units	2012	2011	2012	2011
Weighted-average expected term (years)	3.34	3.98	3.35	4.08
Weighted-average volatility	68%	74%	69%	74%
Risk-free interest rate	0.37 - 0.64%	0.79 - 2.12%	0.37 - 1.04%	0.79 - 2.42%
Expected dividends	0%	0%	0%	0%

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

Employee stock purchase plan (“ESPP”)

The following tables summarize the components of ESPP expense for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$54	$28	$121	$39
Research and development	77	31	253	138
Sales and marketing	25	18	65	61
General and administrative	20	17	57	61

	$176	$94	$496	$299

As of June 30, 2012, there was $0.2 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2012.

The value of the stock purchase right consists of: (1) the 15% discount on the purchase of the stock, (2) 85% of the call option and (3) 15% of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Purchase Period Ending		Purchase Period Ending
Stock Purchase Rights	May 15, 2012	November 15, 2012	May 15, 2011	November 15, 2011
Weighted-average expected term (years)	0.49	0.99	0.28	0.77
Weighted-average volatility	70%	72%	58%	58%
Risk-free interest rate	0.04%	11.00%	0.15%	0.22%
Expected dividends	0%	0%	0%	0%

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

Restricted stock units

The Company began granting restricted stock units in August 2011. The following table summarizes the stock-based compensation expense recognized for restricted stock units for the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Cost of goods sold	$64	$129
Research and development	106	199
Sales and marketing	96	175
General and administrative	76	146

	$342	$649

At June 30, 2012, the Company has $2.8 million of unrecognized stock-based compensation expense that will be recognized over the remaining weighted-average period of 2.23 years.

Note 11. Income taxes

The Company’s income tax expense for the three and six months ended June 30, 2012 is primarily related to income taxes of the Company’s non-U.S. operations. The Company recorded income tax provision of $0.4 million and $0.3 million for the three and six months ended June 30, 2012, as compared to an income tax provision of $0.5 million and $0.9 million for the three and six months ended June 30, 2011.

The Company conducts its business globally. However, operating income is subject to varying rates of tax in the United States, China and other foreign jurisdictions. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of earnings or losses and the tax laws and regulations in each geographical region. The Company expects that its income taxes will vary in relation to the Company’s profitability and the geographic distribution of its profits. Historically, the Company has experienced net losses in the United States and in the short term, the Company expects this trend to continue. One of the Company’s subsidiaries in China generates a cash tax liability. The subsidiary has qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate.

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

As of June 30, 2012, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2012 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2011 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended June 30, 2012 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2012 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

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

In October 2011, we acquired Santur Corporation, a designer and manufacturer of Indium Phosphide (InP) based PIC products. The acquisition of Santur is intended to enhance the Company’s position in PIC-based modules and subsystems for high speed networks.

On April 27, 2012, we issued and sold approximately 4.97 million shares of our common stock in a private placement transaction at a price of $8.00 per share for gross proceeds of approximately $39.8 million. The shares of common stock are restricted from transfer pursuant to a lockup agreement for up to two years, at the end of which we are obligated to file one or more registration statements covering the potential resale of the shares of common stock. We intend to use a portion of the net proceeds from the sale of the shares of common stock for general corporate purposes and to establish a presence in the Russian Federation. In addition, we intend to establish a production facility in the Russian Federation, in accordance with the terms of a rights agreement entered into in connection with the private placement, for the benefit of the global organization. The expansion into the Russian Federation is targeted for completion by July 31, 2014.

For the first half of fiscal 2012 compared to the same period in fiscal 2011, we experienced an increase in demand for our 40Gbps and 100Gbps speed products as carriers continued to accelerate deployment of high capacity optical transport networks. Additionally, we experienced an increase in demand for our Agility products as ROADM deployments increased over the same period of the prior year. In the first half of fiscal 2012, demand for our access products sustained, although below the level of the first half of fiscal 2011. The market for optical communications products remains highly competitive. We expect to continue to experience competition from companies that range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We anticipate macroeconomic conditions, including the slow recovery in the U.S., European sovereign debt issues, and concerns relating to inflation in China, could impact our Company’s results.

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2012 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K.

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. Revenue is recognized upon delivery of our product to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in Renminbi (“RMB”) or U.S. dollars. For the three and six months ended June 30, 2012, 49% and 48% of our sales were derived from our China-based subsidiaries, respectively, the majority of which were denominated in RMB. Revenue is driven by the volume of shipments and may be impacted by pricing pressures. We have generated most of our revenue from a limited number of customers. Given the high concentration of network equipment vendors in our industry, our top ten customers represented 91% and 93% of our revenue in the three months ended June 30, 2012 and 2011, respectively, and 91% and 92% of our revenue in the six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Total revenue	$63,025	$50,977	$117,248	$100,997

Revenue increased by $12.0 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, representing a 24% increase. Total revenue increased by $16.3 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011, representing a 16% increase. The increase was primarily attributable to growth in our speed and agility products as carriers increased deployments of 40Gbps and 100Gbps telecom networks. The increase included NeoPhotonics developed products, as well as those derived from Santur, which was acquired in October of 2011. Revenue for access products was increased as carriers continued to deploy fiber-to the-home solutions, particularly in Asia. We did, however, see slower demand for other telecom products, primarily relating to applications below 10G.

Typically revenue from our top 5 customers comprises more than 50% of our total revenue. In addition, our largest customer, Huawei Technologies, represented 40% and 38% of our total revenue for the three and six month periods ended June 30, 2012, respectively, and 52% and 56% of our total revenue for the three and six month periods ended June 30, 2011, respectively. Another two customers represented 17% and 13% of our total revenue for the three months ended June 30, 2012, respectively, and both 14% of our total revenue for the six months ended June 30, 2012. We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations.

In addition, we expect a significant portion of our sales to be denominated in foreign currencies in the future, and therefore may continue to be affected by changes in foreign exchange rates.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Cost of goods sold	$47,420	75%	$37,346	73%	$90,237	77%	$75,207	74%

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross margin	25%	27%	23%	26%

Cost of goods sold increased by $10.1 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, representing a 27% increase. Cost of goods sold increased primarily from higher sales volumes, additional direct labor and overhead costs, as a result of increased salary and employee benefit costs, and the amortization of intangible assets. The acquisition of Santur increased our cost of goods sold by $9.5 million. Gross margin was 25% for the three months ended June 30, 2012, compared to 27% for the three months ended June 30, 2011. The decrease in gross margin primarily resulted from the impact of our Santur acquisition and the impact of lower pricing contracts entered with customers in the prior quarter.

Cost of goods sold increased by $15.0 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011, representing a 20% increase. The increase was primarily due to a $17.2 million increase as the result of the acquisition of Santur. Gross margin was 23% for the six months ended June 30, 2012, compared to 26% for the six months ended June 30, 2011. The decrease in gross margin primarily resulted from the impact of our Santur acquisition and the impact of lower pricing contracts entered with customers primarily in the first quarter of fiscal 2012.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Research and development	$9,322	14%	$6,365	12%	$19,860	16%	$12,757	12%
Sales and marketing	3,406	5%	2,233	4%	6,429	5%	5,215	5%
General and administrative	6,721	11%	4,625	9%	13,846	12%	8,736	9%
Amortization of purchased intangible assets	321	1%	272	1%	675	1%	564	1%
Adjustment to fair value of contingent consideration	(1,303)	-2%	0	0%	604	1%	0	0%

Total operating expenses	$18,467	29%	$13,495	26%	$41,414	35%	$27,272	27%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased by $3.0 million in the three months ended June 30, 2012, compared to the three months ended June 30, 2011, representing a 46% increase. This increase was primarily due to a $2.6 million increase in additional payroll and employee-related costs, and a $0.3 million increase in depreciation, primarily due to our acquisition of Santur.

Research and development expense increased by $7.1 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011, representing a 56% increase. This increase was primarily due to a $4.7 million increase in additional payroll and employee-related costs, a $0.7 million increase in depreciation, primarily due to our acquisition of Santur, and a $1.5 million increase in material consumption, facility costs and equipment usage to support more research and development projects.

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

Sales and marketing expense increased by $1.2 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, representing a 53% increase. This increase was primarily due to increase in additional payroll and employee-related costs mainly as the result of our acquisition of Santur.

Sales and marketing expense increased by $1.2 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, representing a 23% increase. This increase was primarily due to increase in additional payroll and employee-related costs mainly as the result of our acquisition of Santur.

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

General and administrative expense increased by $2.1 million in the three months ended June 30, 2012, compared to the three months ended June 30, 2011, representing a 45% increase. This increase was primarily due to a $1.3 million increase in payroll and employee-related costs associated with the acquisition of Santur, a $0.3 million increase in professional services expense related to public company compliance expenses and legal fees, and a $0.3 million increase in depreciation.

General and administrative expense increased by $5.1 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011, representing a 58% increase. This increase was primarily due to a $1.0 million increase in overall expenses as a result of our acquisition of Santur, a $1.0 million increase in professional services expense related to public company compliance expenses and legal fees, a $0.7 million increase in integration expenses as a result of acquisition activities, and a $0.5 million increase in depreciation expense.

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

Amortization of purchased intangible assets increased by $49,000 in the three months ended June 30, 2012, compared to the three months ended June 30, 2011, representing an 18% increase. Amortization of purchased intangible assets increased by $0.1 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011, representing a 20% increase. The increases were primarily due to amortization of purchased intangible related to our acquisition of Santur, partially offset by fully amortized assets associated with the acquisitions completed in 2005 and 2006.

Adjustment to the fair value of contingent consideration

In connection with our acquisition of Santur in October 2011, we may be required to pay the former stockholders of Santur up to an additional $7.5 million in cash, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration was measured at the date of acquisition and is remeasured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. As of December 31, 2011, the fair value of the contingent consideration was $1.5 million. As of June 30, 2012, the fair value of the contingent consideration was $2.1 million and is included in other current liabilities on our consolidated balance sheet. During the three and six months ended June 30, 2012, we recorded adjustments to the fair value of the consideration of $(1.3) million and $0.6 million, respectively. The increase was a result of increased demand that was first observed during the first quarter of 2012 for certain Santur products, which was partially offset by forecast reductions in the three months ended June 30, 2012 due to cancellation of a development program. We expect the amount of contingent consideration accrued to fluctuate throughout the fiscal year as a result of changes and other economic conditions.

We expect the amount of contingent consideration accrued to fluctuate throughout the fiscal year as a result of changes and other economic conditions.

Interest and other income (expense), net

Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts paid for interest on our short-term and long-term debt borrowings. Other income (expense), net primarily consists of gains from the sale of equity shares of an unconsolidated investee, government subsidies, and foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and the foreign currency transaction gains and losses of our subsidiaries in China primarily result from their transactions in U.S. dollars.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Interest income	$145	$44	$277	$78
Interest expense	(145)	(60)	(299)	(178)
Other income (expense), net	(417)	14,134	(692)	14,108

Total	$(417)	$14,118	$(714)	$14,008

Total interest and other income (expense), net decreased by $14.5 million in the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Total interest and other income (expense), net decreased by $14.7 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The decrease in both periods was primarily related to a gain of $13.8 million from the sale of an unconsolidated investee recorded in the second quarter of 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2012	2011	2012	2011
Provision for income taxes	$(377)	$(547)	$(317)	$(919)
Effective tax rate	-11%	4%	-2%	7%

Our income tax expense for the three and six months ended June 30, 2012 is primarily related to income taxes of our non-U.S. operations. During the three and six months ended June 30, 2011, we realized a higher effective tax rate due to the gain on sale of a unconsolidated investee, which we offset against our previously incurred net operating losses and research and development credits in the U.S.

Liquidity and capital resources

We have financed our operations through issuances of equity securities and cash generated from operations and from various lending arrangements. As of June 30, 2012, our cash and cash equivalents totaled $23.2 million, and our short-term investments totaled $83.9 million. Cash and cash equivalents were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

On April 27, 2012, we issued and sold approximately 4.97 million shares of our common stock in a private placement transaction at a price of $8.00 per share for gross proceeds of approximately $39.6 million. The shares of common stock are restricted from transfer pursuant to a lockup agreement for up to two years, at the end of which we are obligated to file one or more registration statements covering the potential resale of the shares of common stock. We intend to use a portion of the net proceeds from the sale of the shares of common stock for general corporate purposes and to establish a presence in the Russian Federation. In addition, we intend to establish a production facility in the Russian Federation, in accordance with the terms of a rights agreement entered into in connection with the private placement, for the benefit of the global organization. The expansion into the Russian Federation is targeted for completion by July 31, 2014. Of the common stock, $5.0 million is considered redeemable, as we may be required to pay this amount if we are unable to achieve our performance obligations by the date specified.

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

Frequently, we also direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. Our Chinese subsidiaries’ banks issue the notes to vendors and issue payment to the vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within six months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our subsidiaries in China. These balances are classified as restricted cash on our consolidated balance sheets. As of June 30, 2012, our restricted cash totaled $2.6 million.

We have lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the U.S. and several line of credit arrangements for our subsidiaries in China.

As of June 30, 2012, our loan and security agreement in the U.S. included the following:

•

An $8.0 million revolving line of credit available through September 2014 and bearing interest at a rate of LIBOR plus 2%. As of June 30, 2012, $8.0 million was outstanding under the revolving line of credit and $0.0 million was available for borrowing.

•

A $20.0 million acquisition advance, expiring in September 2015 and bearing interest at a rate of LIBOR plus 2%. Proceeds of the acquisition advance may be used to make permitted business acquisitions. Advances may be drawn in two tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by the acquisition line maturity date. In October 2011, we drew down the full $20.0 million in connection with its acquisition of Santur. As of June 30, 2012, $16.7 million was outstanding under the acquisition advance and the total available borrowing capacity under this facility was $3.3 million.

•

A $7.0 million equipment line advance for capital expenditures in the U.S. Advances may be drawn in four tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by September 2015. Borrowings under this facility bear interest at a rate of LIBOR plus 2%. As of June 30, 2012, no amount was outstanding under the acquisition advance and the total available borrowing capacity under this facility was $7.0 million.

Our U.S. loan and security agreement requires us to maintain specified financial covenants, including a liquidity ratio, and restricts our ability to incur additional debt or to engage in specified transactions and is secured by substantially all of our U.S. assets, other than intellectual property assets. As of June 30, 2012, we were in compliance with all covenants contained in this agreement.

Our subsidiaries in China have short-term line of credit facilities with several banking institutions. These short-term loans have an original maturity date of one year or less as of June 30, 2012. Amounts requested by us are not guaranteed and are subject to the banks’ funds and currency availability. The short-term loan agreements do not contain financial covenants and one such loan agreement is secured by our main manufacturing facility in China. As of June 30, 2012, we had no short-term loans outstanding.

The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended June 30,
(in thousands)	2012	2011
Net cash used in operating activities	$(11,814)	$(11,203)
Net cash used in investing activities	(32,440)	(58,981)
Net cash provided by financing activities	34,942	76,928
Effect of exchange rates on cash and cash equivalents	56	116

Net increase (decrease) in cash and cash equivalents	$(9,256)	$6,860

Operating activities

During the six months ended June 30, 2012, net cash used in operating activities was $11.8 million. Cash used in operating activities was primarily related to cash payments to our employees and suppliers in excess of cash receipts from customers. During the six months ended June 30, 2012, we recognized a net loss of $15.3 million. However, that net loss incorporated non-cash charges, including depreciation and amortization of $9.8 million, stock-based compensation expenses of $2.2 million, non-cash increases to our asset reserve accounts of $3.0 million, partially offset by $0.8 million gain on sale of Shenzhen Photon Broadband Technology Co., Ltd. (“Broadband”), a China subsidiary. During the six months ended June 30, 2012, there was an increase of $4.5 million in accounts payable, accrued and other liabilities. These amounts were partially offset by an increase of $8.1 million in the purchase of inventory to replenish our inventories in preparation for higher customer demands in future periods, and an increase of $6.8 million in accounts receivable due to increased sales during the period.

During the six months ended June 30, 2011, net cash used in operating activities was $11.2 million. Cash used in operating activities was primarily related to cash payments to our employees and suppliers in excess of cash receipts from customers. During the six months ended June 30, 2011, we recognized net income of $11.6 million, which incorporated non-cash charges, including gain on sale of unconsolidated investee, net of direct cost, of $13.8 million, depreciation and amortization of $5.5 million and stock-based compensation expenses of $1.9 million. These amounts were partially offset by an increase of $15.1 million in accounts receivable, the purchase of inventory of $9.3 million to replenish our inventories in preparation for higher customer demands in future periods and extended payment terms with certain suppliers, as evidenced by the net increase in accounts payable and accrued liabilities of $6.0 million during the period.

Investing activities

Our investing activities consisted primarily of purchases and sales of investments and capital expenditures.

During the six months ended June 30, 2012, net cash used in investing activities was $32.4 million, mainly due to the purchase of available-for-sale securities of $112.8 million and the purchase of capital equipment of $5.0 million, partially offset by proceeds from the sale and maturity of equity securities of $82.8 million and proceeds from the sale of Broadband of $1.8 million.

During the six months ended June 30, 2011, net cash used for investing activities was $59.0 million, mainly due to the purchase of available-for-sale securities of $142.0 million and the purchase of capital equipment of $5.3 million, partially offset by proceeds from sale of securities of $66.9 million and proceeds from sale of our consolidated investee of $21.3 million.

We expect our purchases of capital equipment to increase over the remainder of 2012 as we invest in manufacturing capacity to help meet anticipated demand for certain of our products.

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of stock and activity associated with our various lending arrangements.

During the six months ended June 30, 2012, net cash provided by financing activities was $34.9 million. Our private placement transaction generated proceeds of $39.6 million, net of offering expenses, which was partially offset by $3.3 million for the repayment of notes payable, net of proceeds, and $2.5 million for the repayment of debt.

During the six months ended June 30, 2011, net cash provided by financing activities was $76.9 million. Our initial public offering generated proceeds of $86.5 million, net of offering expenses paid during the six months ended June 30, 2011, partially offset by $9.4 million of net payments on our outstanding bank loans.

Contractual obligations and commitments

The following summarizes our contractual obligations as of June 30, 2012:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable (1)	11,268	11,268	0	0	0
Debt obligations (2)	24,667	5,000	19,667	0	0
Operating leases (3)	6,934	1,842	2,446	1,426	1,220
Purchase commitments (4)	8,552	8,552	0	0	0
Contingent consideration (5)	7,500	7,500	0	0	0
Asset retirement obligations (6)	1,000	0	0	0	1,000

	59,921	34,162	22,113	1,426	2,220

Expected interest payments (7)	1,050	506	536	8	0

Total commitments	60,971	34,668	22,649	1,434	2,220

(1)	Frequently, we direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. The notes payable are non-interest bearing and are generally due within six months of issuance. The amount presented in the table represents the principal portion of the obligations.
(2)	We have a loan and security agreement in the U.S. that provide various credit facilities, including a line of credit and term loan. The amount presented in the table represents the principal portion of the obligations. The debt obligations outstanding as of June 30, 2012 bear interest at a rate of approximately 2.24%. All of the outstanding debt was subject to fluctuations in interest rates. Interest is paid monthly over the term of the debt arrangement.
(3)	We have entered into various non-cancelable operating lease agreements for our offices in China, U.S. and Japan.
(4)	We are obligated to make payments under various arrangements with suppliers for the procurement of goods and services.
(5)	We are obligated to pay up to an additional $7.5 million for the acquisition of Santur, contingent upon Santur meeting gross profit performance objectives in 2012. As of June 30, 2012, the fair value of the contingent consideration was $2.1 million.
(6)	We have an asset retirement obligation of $1.0 million associated with our facility lease in California, which expires in October 2019. This obligation is included in other noncurrent liabilities in the condensed consolidated balance sheet as of June 30, 2012.
(7)	We calculate the expected interest payments based on our outstanding debt obligations at prevailing interest rates as of June 30, 2012.

Off-balance sheet arrangements

During the six months ended June 30, 2012, we did not have any significant off-balance sheet arrangements.

Recent accounting pronouncements

See “Note 2 Significant accounting policies” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

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

We started to invest our excess cash in short-term and long-term marketable securities in 2011 to take advantage of higher yields generated by these investments. As of June 30, 2012 and 2011, the gross unrealized gains or losses on our investments classified as available-for-sale were primarily due to increases or decreases in the fair value of the marketable securities as a result of changes in market interest rates. We have determined that the gross unrealized gains or losses on the available-for-sale securities at June 30, 2012 and 2011, are temporary in nature. We may sell these marketable securities investments in the future to fund future operating needs. As a result, we recorded all our marketable securities in short-term investments as of June 30, 2012, regardless of the contractual maturity date of the securities.

We are exposed to market risk due to the possibility of changing interest rates associated with certain outstanding balances under our debt instruments. As of June 30, 2012, we did not have outstanding debt in China. As of June 30, 2012, our U.S. debt was based on floating rates of interest and is subject to fluctuations in interest rates. As of June 30, 2011, the interest rates on all of our outstanding debt in China were fixed at the time of drawdown, and were not subject to fluctuations. As of June 30, 2011, we did not have outstanding debt in U.S. As of March 31, 2012 and 2011, we had not hedged our interest rate risk.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A substantial portion of our business is conducted through our subsidiaries in China whose functional currency is the RMB. To the extent that transactions by our subsidiaries in China are denominated in currencies other than RMB, we bear the risk that fluctuations in the exchange rates of the RMB in relation to other currencies could decrease our revenue and increase our costs and expenses. During the three months ended June 30, 2012 and 2011, we recognized foreign currency transaction losses of $19,000 and $4,000, respectively. During the six months ended June 30, 2012 and 2011, we recognized foreign currency transaction losses of $0.2 million and $42,000, respectively. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. While we generate a majority of our revenue in RMB, a majority of our operating expenses are in U.S. dollars. Therefore a depreciation in RMB against the U.S. dollar would negatively impact our revenue upon translation to the U.S. dollars but the impact on operating expenses would be less. For example, for the three and six months ended June 30, 2012, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $2.8 million and $5.1 million decrease in our revenue, respectively, and a $0.3 million and $0.2 million decrease in our net income, respectively. Comparatively, for the three and six months ended June 30, 2011, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $3.1 million and $6.0 million decrease in our revenue, respectively, and a $0.3 million and $0.5 million decrease in our net income, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have a history of losses and we may incur additional losses in future periods. As of June 30, 2012, our accumulated deficit was $245.8 million. We also expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our manufacturing facilities and research and development operations.

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

Our future success as a provider of modules and subsystems to leading network equipment vendors depends on their continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including HD and 3D video, music, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless network-attached devices, including smartphones, laptops, netbooks, tablet computers, PCs, e-readers, televisions and gaming devices that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high-speed communications networks and the ability of network equipment vendors to meet this demand. Growth in demand for communications networks is limited by several factors, including an evolving regulatory environment and uncertainty regarding long-term sustainable business models. We cannot be certain that demand for bandwidth-intensive content will continue to grow in the future. If expectations for growth of communications networks and bandwidth consumption are not realized and investment in communications networks does not grow as anticipated, our business could be harmed.

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

In connection with our acquisition of Santur, we have recently integrated Santur’s commercial operations and personnel into our existing infrastructure. If there are unexpected difficulties in our integration of the Santur business, the anticipated benefits of the transaction may not be realized or may take longer to realize than expected. The anticipated benefits of the acquisition could be materially reduced by a number of factors, including the following:

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

In connection with our raising capital in an April 2012 private placement of common stock, we have committed to establish a wholly-owned subsidiary and company operations in the Russian Federation. The establishment of successful operations in the Russian Federation will require significant capital expenditure in a short amount of time, particularly in 2013 and 2014, and will be in part dependent on the cooperation of the Russian government and other third parties. If there are delays in our efforts to establish operations in the Russian Federation, the anticipated benefits of our Russian expansion may not be realized or may take longer to realize than expected. The anticipated benefits of our Russian expansion could be materially reduced by a number of factors, including the following:

•	the future revenue and gross margins of products produced in the Russian Federation may be materially different from those we originally anticipated;

•	we could incur material unanticipated expenses; and

•	we could have difficulty managing a business in the Russian Federation, where we did not previously have a material business presence.

In addition, in connection with the private placement transaction, we entered into a rights agreement with the sponsoring investor. Pursuant to the rights agreement, we have agreed to use at least $30 million of the proceeds from the private placement to establish a wholly-owned subsidiary and facility in the Russian Federation for the production of certain of our products. Pursuant to the rights agreement, failure to perform certain performance covenants set forth therein by July 31, 2014 (subject to extension to March 31, 2015, as set forth therein), will result in an obligation to pay damages to the investor in the amount of $5.0 million.

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

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has experienced higher costs due to increased wages. We were required to pay additional employee benefits taxes beginning in late 2010 and were subject to increases in the minimum wage for hourly workers in 2011 and 2012. We expect that we will be required to increase wages and/or be subject to further increase in personnel costs on taxes in the future due to market conditions and/or government mandates. If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

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

The State Administration of Taxation has issued several circulars concerning employee stock options. Under these circulars, our Chinese employees (which could include both employees in China and expatriate employees subject to individual income tax in China) who exercise stock options will be subject to individual income tax in China. Our subsidiaries in China have obligations to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. However, since there is not yet a clear regulation on how and whether Chinese employees can exercise stock options granted by overseas private companies and how Chinese employers shall withhold and pay individual taxes, the relevant tax authority verbally advised us that due to the difficulty in determining the fair market value of our shares as a private company, we did not withhold and pay the individual income tax for the exercises until after we completed our initial public offering in February 2011. Thus, we have not withheld and paid the individual income tax for the option exercises through the date of our initial public offering. However, we cannot assure you that the Chinese tax authorities will not act otherwise and request us to withhold and pay the individual income tax immediately and impose sanctions on us.

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

Over the past several years, there have been reports of outbreaks of avian flu, SARS and H1N1 swine flu in Asia. Since a large portion of our operations and our customers’ and suppliers’ operations are currently based in Asia (mainly China), an outbreak of avian flu, SARS, H1N1 swine flu or other contagious diseases in Asia or elsewhere, or the perception that such outbreak could occur, and the measures taken by the governments of countries affected, including China, may result in material disruptions in our operations.

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

As of July 31, 2012, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 37% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

Unregistered Sales of Equity Securities

On April 27, 2012, NeoPhotonics Corporation (the “Company”) entered into a share purchase agreement (the “Purchase Agreement”) with Open Joint Stock Company “RUSNANO”, an entity organized under the laws of the Russian Federation (“Rusnano”), pursuant to which the Company agreed to sell and issue an aggregate of 4,972,905 shares of common stock (the “Shares”) at a purchase price of $8.00 per share for aggregate gross proceeds of approximately $39.8 million (the “Private Placement”). The closing of the Private Placement occurred on April 27, 2012 (the “Closing Date”). Immediately after the closing of the Private Placement, Rusnano owned approximately 16.7% of the issued and outstanding common stock of the Company. The Purchase Agreement includes representations, warranties and covenants customary for a transaction of this type. No underwriting discounts or commissions were paid in this transaction.

The securities sold have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. The issuance was made in reliance on Rule 506 promulgated under the Securities Act and was made without general solicitation or advertising. Rusnano represented that it is an accredited investor with access to information about the Company sufficient to evaluate the investment and that the securities were being acquired without a view to distribution or resale in violation of the Securities Act. A Form D filing will be made in accordance with the requirements of Regulation D.

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

NeoPhotonics Corporation

Date: August 10, 2012	By:	/s/ James D. Fay
Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.

3.2(2)	Amended and Restated Bylaws of NeoPhotonics Corporation.

4.1†	Specimen Common Stock Certificate of NeoPhotonics Corporation.

4.2†	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.

4.3†	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.

10.1(3)+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Timothy S. Jenks.

10.2(4)+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and James D. Fay.

10.3(5)+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Dr. Wupen Yuen.

10.4(6)+	Severance Rights Agreement, dated April 30, 2012, by and between the Company and Dr. Chi Yue (“Raymond”) Cheung.

10.5(7)	Share Purchase Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.

10.6(8)	Rights Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.

10.7(9)	Lock-Up Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.

10.8+	2012 Executive Officer Bonus Program.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1(10)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management compensatory plan or arrangement.
†	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-166096), and incorporated herein by reference.
(1)	Filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on February 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-166096), filed with the SEC on November 22, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on May 10, 2012, and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on May 10, 2012, and incorporated herein by reference.
(5)	Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on May 10, 2012, and incorporated herein by reference.
(6)	Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on May 10, 2012, and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on May 1, 2012, and incorporated herein by reference.
(8)	Filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on May 1, 2012, and incorporated herein by reference.
(9)	Filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on May 1, 2012, and incorporated herein by reference.
(10)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NeoPhotonics Corporation, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.