Form 10-Q
period 2012-09-30
NEOPHOTONICS CORP
filed 2012-11-09
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 30,277,831 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Nine Months Ended September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
(In thousands, except share and per share data)	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$38,579	$32,321
Short-term investments	67,296	54,063
Restricted cash	2,739	3,227
Accounts receivable, net of allowance for doubtful accounts of $825 and $506 at September 30, 2012 and December 31, 2011, respectively	68,816	68,877
Inventories	44,092	35,341
Prepaid expenses and other current assets	7,927	5,882
Current assets held-for-sale	0	1,687

Total current assets	229,449	201,398
Long-term investments	162	92
Property, plant and equipment, net	54,016	56,344
Other intangible assets, net	15,148	17,999
Other long-term assets	1,043	1,049
Long-term assets held-for-sale	0	167

Total assets	$299,818	$277,049

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,683	$37,599
Notes payable	11,098	14,620
Current portion of long-term debt	5,000	5,000
Accrued and other current liabilities	22,323	18,299
Current liabilities held-for-sale	0	1,681

Total current liabilities	76,104	77,199
Long-term debt, net of current portion	18,417	22,166
Deferred income tax liabilities	650	927
Other noncurrent liabilities	1,720	3,103
Total liabilities	96,891	103,395

Commitments and contingencies (Note 8)
Redeemable common stock	5,000	0

Stockholders’ equity:
Preferred stock, $0.0025 par value
At September 30, 2012: 10,000,000 shares authorized, no shares issued or outstanding;
At December 31, 2011: 10,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.0025 par value
At September 30, 2012: 100,000,000 shares authorized, 30,277,831 shares issued and outstanding;
At December 31, 2011: 100,000,000 shares authorized, 24,862,585 shares issued and outstanding	76	62
Additional paid-in capital	431,730	392,792
Accumulated other comprehensive income	11,215	11,353
Accumulated deficit	(245,094)	(230,553)

Total stockholders’ equity	197,927	173,654

Total liabilities, redeemable common stock and stockholders’ equity	$299,818	$277,049

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
Revenue	$66,152	$42,848	$183,400	$143,845
Cost of goods sold	45,536	30,827	135,773	106,034

Gross profit	20,616	12,021	47,627	37,811
Operating expenses:
Research and development	9,893	7,059	29,753	19,816
Sales and marketing	3,354	3,103	9,783	8,318
General and administrative	6,770	5,877	20,616	14,613
Amortization of purchased intangible assets	321	104	996	668
Adjustment to fair value of contingent consideration	(850)	0	(246)	0

Total operating expenses	19,488	16,143	60,902	43,415

Income (loss) from operations	1,128	(4,122)	(13,275)	(5,604)

Interest income	147	76	424	155
Interest expense	(135)	(52)	(434)	(230)
Other income (expense), net	154	191	(538)	14,299

Total interest and other income (expense), net	166	215	(548)	14,224

Income (loss) before income taxes	1,294	(3,907)	(13,823)	8,620
Provision for income taxes	(571)	(258)	(888)	(1,177)

Income (loss) from continuing operations	723	(4,165)	(14,711)	7,443
Income from discontinued operations, net of tax (including gain on disposal of $636, net of tax, for the nine months ended September 30, 2012)	0	75	170	112

Net income (loss)	723	(4,090)	(14,541)	7,555
Deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	0	0	0	(17,049)
Accretion of redeemable convertible preferred stock	0	0	0	(7)

Net income (loss) attributable to NeoPhotonics Corporation common stockholders	$723	$(4,090)	$(14,541)	$(9,501)

Basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$0.02	$(0.17)	$(0.53)	$(0.45)

Discontinued operations	$0.00	$0.00	$0.01	$0.01

Net income (loss)	$0.02	$(0.17)	$(0.52)	$(0.44)

Diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$0.02	$(0.17)	$(0.53)	$(0.45)

Discontinued operations	$0.00	$0.00	$0.01	$0.01

Net income (loss)	$0.02	$(0.17)	$(0.52)	$(0.44)

Weighted average shares used to compute net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	30,215,144	24,744,417	27,838,292	21,534,927

Diluted	30,611,304	24,744,417	27,838,292	21,534,927

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net income (loss)	$723	$(4,090)	$(14,541)	$7,555
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	(190)	1,309	(537)	2,568
Unrealized gains (losses) on available-for-sale securities	163	(393)	399	(527)
Unrealized gain on equity investment	0	0	0	8,291
Less: reclassification adjustment for gain on sale of equity investment included in net income	0	0	0	(12,703)

Other comprehensive income (loss), before tax	(27)	916	(138)	(2,371)
Income tax related to items of other comprehensive income (loss)	0	0	0	0

Other comprehensive income (loss), net of tax	(27)	916	(138)	(2,371)

Comprehensive income (loss)	$696	$(3,174)	$(14,679)	$5,184

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2012	2011
Cash flows from operating activities
Net income (loss)	$(14,541)	$7,555
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,302	8,159
Stock-based compensation expense	3,435	2,420
Deferred taxes	387	0
Loss on disposal of fixed assets	57	140
Gain on sale of unconsolidated investee, net of direct cost	0	(13,867)
Gain on sale of discontinued operations	(750)	0
Allowance for doubtful accounts	178	93
Provision for inventories	3,456	449
Change in assets and liabilities:
Accounts receivable	(481)	(1,549)
Inventories	(12,686)	(15,739)
Prepaid expenses and other current assets	(1,887)	1,715
Accounts payable	141	5,012
Accrued and other liabilities	1,012	(4,298)

Net cash used in operating activities	(7,377)	(9,910)

Cash flows from investing activities
Purchase of property, plant and equipment	(8,963)	(8,590)
Purchase of marketable securities	(151,871)	(148,860)
Proceeds from sale of marketable securities	103,839	72,760
Proceeds from maturity of securities	34,584	3,623
Proceeds from sale of unconsolidated investee	0	21,363
Decrease in restricted cash	471	225
Proceeds received on sale of discontinued operations, net of tax	1,825	0

Net cash used in investing activities	(20,115)	(59,479)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	39,636	86,528
Proceeds from exercise of stock options and warrants	228	291
Proceeds from issuance of stock under ESPP	923	508
Repayment of bank loans	(3,750)	(11,881)
Proceeds from issuance of notes payable	19,651	21,438
Repayment of notes payable	(23,098)	(21,692)

Net cash provided by financing activities	33,590	75,192

Effect of exchange rates on cash and cash equivalents	(4)	234
Net increase in cash and cash equivalents	6,094	6,037
Cash and cash equivalents at the beginning of the period	32,485	25,465

Cash and cash equivalents at the end of the period	$38,579	$31,502

Supplemental disclosure of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	0	228,597

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of presentation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in its annual consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

Consolidation

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP and include the consolidated accounts of the Company and its majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

The Condensed Consolidated Statements of Cash Flows for NeoPhotonics Corporation include the cash flow from both continuing and discontinued operations. Therefore, the beginning and ending cash balances represent the cash and cash equivalents of the Company’s continuing operations, as presented on the condensed consolidated balance sheets, plus cash and cash equivalents associated with discontinued operations, included within current assets held-for-sale on the condensed consolidated balance sheets. For further details, see Note 3 to the Condensed Consolidated Financial Statements.

Corrections in classification of Condensed Consolidated Statements of Cash Flows

The Company identified errors in the classification of the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 relating to issuance of common stock under ESPP and the purchase of patents, both of which were incorrectly classified within operating activities. The corrections would result in an increase to “Net Cash Used in Operating Activities” of $358,000, an increase to “Net Cash Used in Investing Activities” of $150,000 and an increase to “Net Cash Provided by Financing Activities” of $508,000 for the six months ended June 30, 2011 and the nine months ended September 30, 2011.

Management assessed the impact of these corrections on the 2011 interim consolidated statements of cash flows and concluded that the corrections were not material, either individually, or in the aggregate, to the previously reported cash flows. As a result, the comparative statements of cash flows were revised to correct for the classification in the Company’s Forms 10-Q for the periods ended June 30, 2012 and September 30, 2012.

Reclassifications

Certain prior-year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentation. These reclassifications did not affect the prior period deficit, net cash provided by (used in) operating activities or net income (loss).

Note 2. Significant accounting policies

There have been no changes in the Company’s significant accounting policies for the nine months ended September 30, 2012, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent accounting pronouncements

In July 2012, the Financial Accounting Standard Board (“FASB”) issued amendments to the FASB Accounting Standard Codification relating to indefinite-lived intangible assets for impairments. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance did not have a material impact on our results of operations, cash flows or financial condition.

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

Note 3. Discontinued operations

In the fourth quarter of 2011, the Company initiated a plan to sell a component of its business, Broadband, a subsidiary in China. The Company decided to sell Broadband because the nature of its operations was different than the core technology and strategy of the Company. On January 11, 2012, the Company entered into a purchase agreement with Guangdong Rainbow Electronic Ltd. (“Rainbow”) to dispose of its 100% equity interest in Broadband for a total cash consideration of RMB 13.0 million ($2.1 million). The transaction closed on March 13, 2012. The Company recognized a gain of $0.6 million on the sale of Broadband, representing the difference between the consideration received and the net assets transferred to Rainbow, net of tax. The gain was included in income from discontinued operations, net of tax in the statement of operations for the nine months ended September 30, 2012.

The results of operations associated with Broadband are presented as discontinued operations in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011. Revenue and the components of net income related to the discontinued operations for all periods were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$0	$1,112	$590	$3,119

Income from discontinued operations before income taxes	0	75	284	112
Provision for income taxes	0	0	(114)	0

Income from discontinued operations	$0	$75	$170	$112

Basic and diluted net income per share on discontinued operations	$0.00	$0.00	$0.01	$0.01

As of December 31, 2011, the net assets of Broadband were classified as held-for-sale in the Company’s consolidated balance sheet. Details of the net assets held-for-sale is as follows (in thousands):

December 31,
2011
Cash and cash equivalents	$164
Accounts receivable, net	873
Inventories	484
Prepaid expenses and other current assets	166

Current assets held-for-sale	$1,687

Property, plant and equipment, net	$167

Long-term assets held-for-sale	$167

Accounts payable	$1,225
Accrued an other current liabilities	456

Current liabilities held-for-sale	$1,681

Note 4. Cash and investments

The following table sets forth the fair value of the Company’s financial assets as of the date presented (in thousands):

	As of September 30, 2012				As of December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$3,251	$0	$0	$3,251	$2,216	$0	$0	$2,216
Time deposit	15,532	0	0	15,532	17,759	0	0	17,759
Marketable securities:
Corporate bonds	0	24,808	0	24,808	0	17,198	0	17,198
Commercial paper	0	0	0	0	0	7,467	0	7,467
U.S. federal agencies	0	28,339	0	28,339	0	11,450	0	11,450
Foreign bonds and notes	0	5,702	0	5,702	0	4,052	0	4,052
Municipal obligations	0	2,151	0	2,151	0	2,651	0	2,651

	$18,783	$61,000	$0	$79,783	$19,975	$42,818	$0	$62,793

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents and investments in marketable securities designated as available-for-sale (in thousands):

	As of September 30, 2012				As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$11	$0	$0	$11	$11	$0	$0	$11
Time deposit	12,476	0	0	12,476	8,719	0	0	8,719

Total investments in cash and cash equivalents	12,487	0	0	12,487	8,730	0	0	8,730

Short-term investments
Money market funds	3,240	0	0	3,240	2,205	0	0	2,205
Time deposit	3,056	0	0	3,056	9,040	0	0	9,040
Corporate bonds	24,740	68	0	24,808	17,403	19	(224)	17,198
Commercial paper	0	0	0	0	7,497	0	(30)	7,467
U.S. federal agencies	28,333	8	(2)	28,339	11,447	3	0	11,450
Foreign bonds and notes	5,685	17	0	5,702	4,128	4	(80)	4,052
Municipal obligations	2,151	0	0	2,151	2,651	0	0	2,651

Total investments in short-term investments	67,205	93	(2)	67,296	54,371	26	(334)	54,063

Total investments	$79,692	$93	$(2)	$79,783	$63,101	$26	$(334)	$62,793

As of September 30, 2012 and December 31, 2011, maturities of financial assets are as follows (in thousands):

	September 30, 2012	December 31, 2011
Less than 1 year	$65,644	$46,264
Due in 1 to 5 years	12,238	14,126
Due after 5 years	1,901	2,403

Total	$79,783	$62,793

The Company may sell its security investments in the future to fund future operations needs. As a result, the Company recorded all its marketable securities in short-term investment as of September 30, 2012 and December 31, 2011, regardless of the contractual maturity date of the securities.

Realized gains and losses on the sale of marketable securities during the three and nine months ended September 30, 2012 and 2011 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 5. Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders

The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Income (loss) from continuing operations	$723	$(4,165)	$(14,711)	$7,443
Less: deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	0	0	0	(17,049)
Less: accretion of redeemable convertible preferred stock	0	0	0	(7)

Income (loss) from continuing operations attributable to NeoPhotonics Corporation common stockholders	$723	$(4,165)	$(14,711)	$(9,613)

Income (loss) from discontinued operations	$0	$75	$170	$112

Net income (loss) attributable to NeoPhotonics Corporation common stockholders	$723	$(4,090)	$(14,541)	$(9,501)

Denominator:
Weighted average shares used to compute basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	30,215,144	24,744,417	27,838,292	21,534,927
Effect of dilutive equity incentive plan	396,160	0	0	0

Weighted average shares used to compute diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	30,611,304	24,744,417	27,838,292	21,534,927
Basic net income (loss) per share attributable to Neophotonics Corporation common stockholders:
Continuing operations	$0.02	$(0.17)	$(0.53)	$(0.45)

Discontinued operations	$0.00	$0.00	$0.01	$0.01

Net income (loss)	$0.02	$(0.17)	$(0.52)	$(0.44)

Diluted net income (loss) per share attributable to Neophotonics Corporation common stockholders:
Continuing operations	$0.02	$(0.17)	$(0.53)	$(0.45)

Discontinued operations	$0.00	$0.00	$0.01	$0.01

Net income (loss)	$0.02	$(0.17)	$(0.52)	$(0.44)

Shares of common stock subject to repurchase resulting from the early exercise of employee stock options are not considered participating securities and are therefore excluded from the basic weighted average common shares outstanding.

For the nine months ended September 30, 2011, all components of net loss were attributed to common stockholders as the stockholders of the redeemable preferred stock did not have a contractual obligation to share in the Company’s net losses.

The Series X preferred stock contained a special conversion feature which was contingent upon completion of an initial public offering. The beneficial conversion feature is measured as the difference between the offering price of $11.00 per share and the conversion amount of $6.25 per share. At the closing of the initial public offering, the beneficial conversion feature was recorded to additional paid-in-capital and represents a deemed dividend in calculating net loss attributable to NeoPhotonics Corporation common stockholders for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, pro forma net income per share, which assumes all shares of preferred stock are converted to common stock at the beginning of each period on an as-converted basis, was as follows (in thousands, except share and per share amounts):

Nine Months Ended September 30, 2011
Income from continuing operations	$7,443

Income from discontinued operations	$112

Net income	$7,555

Basic pro forma net income per share attributable to NeoPhotonics Corporation common stockholders
Continuing operations	$0.32

Discontinued operations	$0.00

Net income	$0.32

Diluted pro forma net income per share attributable to NeoPhotonics Corporation common stockholders
Continuing operations	$0.32

Discontinued operations	$0.00

Net income	$0.32

Weighted average shares used to compute pro forma net income per share attributable to NeoPhotonics Corporation common stockholders—Basic	23,489,002

Weighted average shares used to compute pro forma net income per share attributable to NeoPhotonics Corporation common stockholders—Diluted	23,767,718

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee stock options	1,454,417	738,768	1,497,693	855,740
Common stock warrants	4,482	4,482	4,482	4,482
Employee stock purchase plan	0	33,149	26,690	76,323
Restricted stock units	37	1,003	411,728	334
Redeemable convertible preferred stock, on an if-converted basis (1)	0	0	0	1,975,787

	1,458,936	777,402	1,940,593	2,912,666

(1)	For the purposes of the table above, the Series 1, 2 and 3 preferred stock have been converted on a 1-for-1 basis and the Series X preferred stock has been converted on a 400-for-1 basis.

Note 6. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Accounts receivable	$65,686	$60,655
Trade notes receivable	3,955	8,728
Allowance for doubtful accounts	(825)	(506)

	$68,816	$68,877

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$17,225	$16,892
Work in process	11,609	4,991
Finished goods	15,258	13,458

	$44,092	$35,341

Other Purchased intangible assets, net

Other intangible assets, net, consist of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Technology and patents	$32,065	$(22,143)	$9,922	$32,145	$(20,489)	$11,656
Customer relationships	11,752	(7,706)	4,046	11,788	(6,746)	5,042
Leasehold interest	1,343	(231)	1,112	1,352	(195)	1,157
Noncompete agreements	950	(882)	68	950	(806)	144

	$46,110	$(30,962)	$15,148	$46,235	$(28,236)	$17,999

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$616	$7	$1,830	$66
Operating expenses	321	104	996	668

Total	$937	$111	$2,826	$734

The estimated future amortization expense of purchased intangible assets as of September 30, 2012, is as follows (in thousands):

2012 (remaining 3 months)	$942
2013	3,619
2014	3,502
2015	3,483
2016	2,750
Thereafter	852

$15,148

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Employee-related	$12,242	$9,523
Other	10,081	8,776

	$22,323	$18,299

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

The table below summarizes the movement in the warranty accrual (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012		2011	2012		2011
Beginning balance	$1,298		$372	$1,443		$299
Warranty accruals	98		71	251		235
Settlements and adjustments	(65)		(63)	(363)		(154)

Ending balance	$1,331	(1)	$380	$1,331	(1)	$380

(1)	Included within the ending balance is an accrual of $0.3 million relating to a specific part, for which the liability was assumed as part of the acquisition of Santur. The amount recorded represents the Company’s estimate of the liability to be incurred, and management believes that the amount recorded in the consolidated financial statements will be adequate to resolve any warranty obligations related to this issue, although this assessment is subject to change based on the ultimate resolution of this matter with customers.

Note 7. Debt

The Company records debt at its carrying amount. The Company uses a market approach to determine fair value using rate of LIBOR plus 2%, which results in a Level 2 fair-value measurement. The following table provides the components of debt, obligations, weighted average interest rate and additional fair value information relating to the Company’s outstanding debt instruments (in thousands, except percentages):

	September 30, 2012			December 31, 2011
	Carrying Amount	Fair Value	Weighted Average Interest Rate	Carrying Amount	Fair Value	Weighted Average Interest Rate
Notes payable	$11,098	$11,098		$14,620	$14,620

Total long-term debt	23,417	22,291	2.24%	27,166	25,455	2.24%
Less: current portion of long-term debt	(5,000)	(4,890)		(5,000)	(4,890)

Total long-term debt, net of current portion	$18,417	$17,401		$22,166	$20,565

Notes payable

The Company’s subsidiaries in China have trade notes payable from various banking institutions. The trade notes are unsecured, noninterest bearing and are due approximately nine months after issuance.

Long-term debt

The Company has a loan and security agreement with a bank for an available credit facility. The components of the available credit facilities as of September 30, 2012 and December 31, 2011 are as follows:

•

As of September 30, 2012 and December 31, 2011, $8.0 million was outstanding under the revolving line of credit agreement and $0.0 million was available for borrowing. Amounts are due on or before September 2014 and borrowings under this facility bear interest at a rate of LIBOR plus 2%.

•

As of September 30, 2012 and December 31, 2011, no amounts were outstanding under the equipment advance line and all $7.0 million was available for borrowing. Borrowings under this facility bear interest at a rate of LIBOR plus 2%.

•

As of September 30, 2012 and December 31, 2011, $15.4 million and $19.2 million was outstanding under the acquisition advance. And $4.6 million and $0.8 million was available for borrowing, respectively. Advances are due and payable in equal monthly installments of principal and interest through September 2015. The advances bear interest at a rate of LIBOR plus 2%. During the nine months ended September 30, 2012, the Company made principal payments toward the acquisition advance of $3.8 million.

Our U.S. loan and security agreement requires us to maintain specified financial covenants, including a liquidity ratio, and restricts our ability to incur additional debt or to engage in specified transactions and is secured by substantially all of our U.S. assets, other than intellectual property assets. As of September 30, 2012, the Company was in compliance with all covenants contained in this agreement.

Our subsidiaries in China have short-term line of credit facilities with several banking institutions. These short-term loans had an original maturity date of one year or less as of September 30, 2012. Amounts requested by us are not guaranteed and are subject to the banks’ funds and currency availability. The short-term loan agreements do not contain financial covenants and one such loan agreement is secured by our main manufacturing facility in China. As of September 30, 2012, the Company had no short-term loans outstanding.

Note 8. Commitments and contingencies

Leases

The Company leases various facilities under noncancelable operating leases. As of September 30, 2012, the future minimum commitments under all operating leases are as follows (in thousands):

2012 (remaining 3 months)	$562
2013	1,650
2014	1,213
2015	1,062
2016	666
Thereafter	1,468

$6,621

Rent expense under the Company’s operating leases was $0.6 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $1.7 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Litigation

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statement of cash flows. If, however, an unfavorable ruling were to occur, there may exist a reasonable possibility of a material adverse effect on the Company’s financial position, results of operations and cash flows. The Company accrues for losses that it considers probable and for which the loss can be reasonably estimated. In the event that a loss cannot be reasonably estimated, it does not accrue for such losses. The Company continues to monitor these matters; its determination could change, however, and the Company may decide, at some future date, to establish an appropriate reserve. With respect to any claim or legal proceedings, either asserted or unasserted, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at September 30, 2012. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

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

Purchase obligations

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of September 30, 2012, total outstanding purchase obligations were $8.0 million, primarily due within the next 12 months.

Contingent consideration

In connection with the Company’s acquisition of Santur Corporation (“Santur”) in October 2011, the Company may be required to pay the former stockholders of Santur up to an additional $7.5 million in cash, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration was measured at the date of acquisition and is remeasured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. The contingent consideration is valued with level three inputs. The Company estimated the fair value of its liability using the expected cash flow approach with inputs being probability-weighted revenue and gross margin projections and a discount rate based on a weighted-average cost of capital of 19%. As of December 31, 2011, the fair value of the contingent consideration was $1.5 million. As of September 30, 2012, the fair value of the contingent consideration was $1.3 million and is included in other current liabilities on the Company’s consolidated balance sheet. During the three and nine months ended September 30, 2012, the Company recorded adjustments to the fair value of the consideration of $(0.9) million and $(0.2) million, respectively. The Company expects the amount of contingent consideration accrued to fluctuate throughout the remainder of fiscal year as a result of changes and other economic conditions.

Note 9. Stockholder’s equity

Common Stock

As of September 30, 2012, the Company had reserved the following shares of authorized but unissued common stock:

Stock option plans	4,092,600
Stock purchase plan	520,490
Warrants	4,482

4,617,572

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

Stock options and restricted stock units

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2012:

		Stock Options		Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	330,177	2,631,524	$5.99	517,445	$6.97
Authorized for issuance	870,190	0	0.00	0	0.00
Granted	(867,084)	251,475	4.90	615,609	5.27
Exercised/Converted	0	(53,851)	4.23	(158,496)	7.00
Forfeited	119,205	(103,623)	7.36	(59,971)	6.68

Balance at September 30, 2012	452,488	2,725,525	5.87	914,587	5.85

The following table summarizes information about stock options outstanding as of September 30, 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Vested and expected to vest	2,631,650	$5.87	6.81	$2,389
Exercisable	1,605,312	$5.50	5.53	$2,019

The intrinsic value of options vested and expected to vest and exercisable as of September 30, 2012 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of September 30, 2012. The intrinsic value of options exercised during the three months ended September 30, 2012 and 2011 was $0.01 million and $0.04 million, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $0.05 million and $0.4 million, respectively.

The following table summarizes information about restricted stock units outstanding as of September 30, 2012:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Vested and expected to vest	812,665	$5.85	1.56	$4,746

The intrinsic value of restricted stock units vested and expected to vest as of September 30, 2012 is calculated based on the fair value of the Company’s common stock as of September 30, 2012. The intrinsic value of restricted stock units converted during the three and nine months ended September 30, 2012 was $0.9 million. There were no restricted stock units converted during the three and nine months ended September 30, 2011.

Stock appreciation units

The following table summarizes the Company’s stock appreciation unit activity during the nine months ended September 30, 2012:

	Stock Appreciation Units	Weighted Average Exercise Price
Stock appreciation units outstanding as of December 31, 2011	261,627	$6.86
Stock appreciation units cancelled	(29,001)	6.60
Stock appreciation units exercised	(15,585)	4.25

Stock appreciation units outstanding as of September 30, 2012	217,041	7.08

The following table summarizes information about stock appreciation units outstanding as of September 30, 2012:

	Stock Appreciation Units Outstanding
	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate intrinsic Value (in thousands)
Vested and expected to vest	215,798	$7.07	6.57	$190
Exercisable	170,660	$6.55	6.33	$177

The intrinsic value of stock appreciation units vested and expected to vest and exercisable as of September 30, 2012 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of September 30, 2012. The intrinsic value of stock appreciation units exercised during the three months ended September 30, 2012 and 2011 was $0.01 million. The intrinsic value of stock appreciation units exercised during the nine months ended September 30, 2012 and 2011, was $0.01 million.

Note 10. Stock-based compensation

Stock-based compensation expense

The Company’s stock-based compensation expense was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$228	$(133)	$553	$382
Research and development	404	216	1,268	778
Sales and marketing	242	173	656	502
General and administrative	408	224	958	706

	$1,282	$480	$3,435	$2,368

Stock options

The following tables summarize the components of stock-based compensation expense for stock options for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$90	$49	$204	$116
Research and development	150	166	569	380
Sales and marketing	79	140	263	338
General and administrative	217	223	567	558

	$536	$578	$1,603	$1,392

The weighted-average fair value of options granted was $3.27 and $4.60 for the three months ended September 30, 2012 and 2011, respectively. The weighted-average fair value of options granted was $3.23 and $4.95 per share for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, there was $3.8 million of unrecognized stock-based compensation expense that will be recognized over the remaining weighted-average period of 2.66 years.

The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Options	2012	2011	2012	2011
Weighted-average expected term (years)	6.78	6.69	6.77	6.69
Weighted-average volatility	71%	71%	71%	71%
Risk-free interest rate	1.07%	1.83 - 2.13%	1.07 - 1.83%	1.83 - 2.92%
Expected dividends	0%	0%	0%	0%

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

Stock appreciation units

Stock appreciation units are remeasured each period at fair value. The following table summarizes the expense (credit) recognized for stock appreciation units for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$19	$(186)	$(20)	$224
Research and development	27	9	19	218
Sales and marketing	10	20	0	89
General and administrative	81	(6)	80	80

	$137	$(163)	$79	$611

As of September 30, 2012 and December 31, 2011, the liabilities for the settlement of the stock appreciation units were $0.4 million and were included in accrued and other current liabilities on the condensed consolidated balance sheet.

Based on the fair value of the stock appreciation units as of September 30, 2012, the Company had $0.1 million of unrecognized stock-based compensation expense that would be recognized over the remaining weighted-average period of 1.50 years. The Company estimated the fair value of all employee stock appreciation units using a Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Appreciation Units	2012	2011	2012	2011
Weighted-average expected term (years)	3.10	3.78	3.27	3.98
Weighted-average volatility	65%	75%	68%	74%
Risk-free interest rate	0.30 - 0.57%	0.43 - 1.23%	0.30 - 1.04%	0.43 - 2.42%
Expected dividends	0%	0%	0%	0%

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

Employee stock purchase plan (“ESPP”)

The following tables summarize the components of ESPP expense for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$29	$4	$150	$42
Research and development	64	41	317	180
Sales and marketing	19	13	85	75
General and administrative	13	7	69	68

	$125	$65	$621	$365

As of September 30, 2012, there was $0.1 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2012.

The value of the stock purchase right consists of: (1) the 15% discount on the purchase of the stock, (2) 85% of the call option and (3) 15% of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Purchase Period Ending		Purchase Period Ending
	May 15,	November 15,	May 15,	November 15,
Stock Purchase Rights	2012	2012	2011	2011
Weighted-average expected term (years)	0.49	0.99	0.28	0.77
Weighted-average volatility	70%	72%	58%	58%
Risk-free interest rate	0.04%	0.11%	0.15%	0.22%
Expected dividends	0%	0%	0%	0%

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

Restricted stock units

The Company began granting restricted stock units in August 2011. The following table summarizes the stock-based compensation expense recognized for restricted stock units for the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$90	$0	$219	$0
Research and development	163	0	363	0
Sales and marketing	134	0	308	0
General and administrative	97	0	242	0

	$484	$0	$1,132	$0

At September 30, 2012, the Company has $4.2 million of unrecognized stock-based compensation expense that will be recognized over the remaining weighted-average period of 2.4 years.

Note 11. Income taxes

The Company’s income tax expense for the three and nine months ended September 30, 2012 is primarily related to income taxes of the Company’s non-U.S. operations. The Company recorded income tax provision of $0.6 million and $0.9 million for the three and nine months ended September 30, 2012, as compared to an income tax provision of $0.3 million and $1.2 million for the three and nine months ended September 30, 2011. The Company had an effective tax rate of 44% in the three months ended September 30, 2012, primarily due to the level of foreign withholding tax and income taxes paid based on earnings generated by our foreign subsidiaries, compared with an effective tax rate of negative 7% in the three months ended September 30, 2011, primarily due to our operating profit realized in our non-U.S. operations, despite a consolidated loss before income taxes.

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

As of September 30, 2012, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2011.

Note 12. Acquisition of Santur

On September 29, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Dulcimer Acquisition Corp., a wholly owned subsidiary of the Company (“Merger Sub”), Santur and Shareholder Representative Services, LLC, solely in its capacity as the Stockholder Representative. On October 12, 2011 the Company completed its acquisition and in accordance with the terms of the Merger Agreement, Merger Sub merged with and into Santur (the “Merger”), with Santur continuing as the surviving corporation and becoming a wholly owned subsidiary of the Company.

Santur is headquartered in Fremont, California, and is a leading designer and manufacturer of Indium Phosphide (InP)-based PIC products. Santur products are designed for 40Gbps and 100Gbps networks and include lasers, modulators and photodiodes. The acquisition of Santur enhances our existing product portfolio. In addition, the Company combines Santur’s technology with its own to create new products for 100Gbps coherent systems.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2012 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2011 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended September 30, 2012 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2012 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

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

Business overview

We are a leading designer and manufacturer of photonic integrated circuit, or PIC-based modules and subsystems for bandwidth-intensive, high-speed communications networks.

Our products are designed to enable high-speed transmission rates and efficient allocation of bandwidth over optical networks with high quality and low costs. Our PIC technology utilizes proprietary design elements that provide optical functionality on a silicon or indium phosphide or hybrid chip. PIC devices can integrate many more functional elements than discretely packaged components, enabling increased functionality in a small form factor while reducing packaging and interconnection costs. In addition, the cost advantages of PIC-based components are similar to the economics of semiconductor wafer mass manufacturing, where the marginal cost of producing an incremental chip is much less than that of a discrete component.

We have research and development and wafer fabrication facilities in San Jose and Fremont, California which coordinate with our research and development and manufacturing facilities in Shenzhen and Wuhan, China, Tokyo, Japan, and Ottawa, Canada. We utilize proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing capabilities. We sell our products to the leading network equipment vendors globally, including ADVA AG Optical Networking Ltd., Alcatel-Lucent SA, Ciena Corporation, Cisco Systems, Inc., ECI Telecom Ltd., Telefonaktiebolaget LM Ericsson, FiberHome Technologies Group, Fujitsu Limited, Huawei Technologies Co., Ltd., Juniper Networks, Inc., Mitsubishi Electric Corporation, NEC Corporation, Nokia Siemens Networks B.V. and ZTE Corporation. We refer to these companies as our Tier 1 customers.

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

In October 2011, we acquired Santur Corporation, a designer and manufacturer of Indium Phosphide (InP) based PIC products. The acquisition of Santur enhances the Company’s position in PIC-based modules and subsystems for high speed networks.

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

For the nine months of fiscal 2012 compared to the same period in fiscal 2011, we experienced an increase in demand for our 40Gbps and 100Gbps speed products as carriers continued to accelerate deployment of high capacity optical transport networks. Additionally, we experienced an increase in demand for our products as ROADM deployments continued. In the first nine months of fiscal 2012, demand for our access products also increased as fiber-to-the-home deployments continued around the world, particularly in China. The market for optical communications products remains highly competitive. We expect to continue to experience competition from companies that range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We anticipate macroeconomic conditions, including the slow recovery in the U.S., European sovereign debt issues, and concerns relating to inflation in China, could impact our Company’s results.

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2012 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K.

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. Revenue is recognized upon delivery of our product to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in Renminbi (“RMB”) or U.S. dollars. For the three and nine months ended September 30, 2012, 42% and 46% of our sales were derived from our China-based subsidiaries, respectively, the majority of which were denominated in RMB. Revenue is driven by the volume of shipments and may be impacted by pricing pressures. We have generated most of our revenue from a limited number of customers. Given the high concentration of network equipment vendors in our industry, our top ten customers represented 91% of our revenue in both of the three months ended September 30, 2012 and 2011, and 90% and 91% of our revenue in the nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Total revenue	$66,152	$42,848	$183,400	$143,845

Revenue increased by $23.3 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, representing a 54% increase. Total revenue increased by $39.6 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, representing a 27% increase. The increase was primarily attributable to growth in our speed and agility products as carriers increased deployments of 40Gbps and 100Gbps telecommunications networks. The increase included NeoPhotonics developed products, as well as those derived from Santur, which was acquired by us in October of 2011. The increase was partially offset by decrease in revenue from our access products and other telecom products primarily as a result of decrease in demand relating to applications below 10Gbps.

Typically, revenue from our top 5 customers comprises more than 50% of our total revenue. In addition, our largest customer, Huawei Technologies, represented 29% and 35% of our total revenue for the three and nine month periods ended September 30, 2012, respectively, and 43% and 52% of our total revenue for the three and nine month periods ended September 30, 2011, respectively. Alcatel-Lucent SA and Ciena Corporation represented 20% and 18% of our total revenue for the three months ended September 30, 2012, respectively, and 16% and 15% of our total revenue for the nine months ended September 30, 2012, respectively. We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Cost of goods sold	$45,536	69%	$30,827	72%	$135,773	74%	$106,034	74%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross margin	31%	28%	26%	26%

Cost of goods sold increased by $14.7 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, representing a 48% increase. Cost of goods sold increased primarily from higher sales volumes, additional direct labor and overhead costs, as a result of increased salary and employee benefit costs, and the amortization of intangible assets. The acquisition of Santur significantly increased our cost of goods sold. Gross margin was 31% for the three months ended September 30, 2012, compared to 28% for the three months ended September 30, 2011. The increase in gross margin was primarily due to higher revenue during the quarter as a result of higher demand of our speed and agility products for 40Gbps and 100Gbps telecommunications networks.

Cost of goods sold increased by $29.7 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, representing a 28% increase. $28.0 million of the increase was due primarily to the acquisition of Santur. Gross margin was 26% for the nine months ended September 30, 2012 and 2011, which remained relatively constant notwithstanding a change in product and customer mix.

We expect to experience increased demand for certain of our products that can have lower than average margins, which can cause our gross margin to be lower than the comparable year-ago periods. In addition, we may experience higher China manufacturing labor cost due to future laws and regulations in China, and our gross margins and results of operations may be adversely affected.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Research and development	$9,893	15%	$7,059	16%	$29,753	16%	$19,816	14%
Sales and marketing	3,354	5%	3,103	7%	9,783	5%	8,318	6%
General and administrative	6,770	10%	5,877	14%	20,616	11%	14,613	10%
Amortization of purchased intangible assets	321	0%	104	0%	996	1%	668	0%
Adjustment to fair value of contingent consideration	(850)	(1)%	0	0%	(246)	0%	0	0%

Total operating expenses	$19,488	29%	$16,143	38%	$60,902	33%	$43,415	30%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased by $2.8 million in the three months ended September 30, 2012, compared to the three months ended September 30, 2011, representing a 40% increase. This increase was primarily due to a $3.0 million increase in additional payroll and employee-related costs mainly due to our acquisition of Santur.

Research and development expense increased by $9.9 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, representing a 50% increase. This increase was primarily due to a $9.7 million increase in additional payroll and employee-related costs mainly due to the result of our acquisition of Santur.

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

Sales and marketing expense increased by $0.3 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, representing an 8% increase. This increase was primarily due to a $0.2 million increase in additional payroll and employee-related costs mainly as the result of our acquisition of Santur.

Sales and marketing expense increased by $1.5 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, representing an 18% increase. This increase was primarily due to a $1.5 million increase in additional payroll and employee-related costs.

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

General and administrative expense increased by $0.9 million in the three months ended September 30, 2012, compared to the three months ended September 30, 2011, representing a 15% increase. This increase was primarily due to a $1.0 million increase in payroll and employee-related costs.

General and administrative expense increased by $6.0 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, representing a 41% increase. This increase was primarily due to a $3.5 million increase in payroll and employee-related costs, $1.2 million increase in overall expense as a result of our acquisition of Santur, a $0.6 million increase in integration expenses as a result of acquisition activities, a $0.3 million increase in professional services expense related to public company compliance expenses and legal fees, and a $0.2 million increase in depreciation expense.

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

Amortization of purchased intangible assets increased by $0.2 million in the three months ended September 30, 2012, compared to the three months ended September 30, 2011, representing a 209% increase. Amortization of purchased intangible assets increased by $0.3 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, representing a 49% increase. The increases were primarily due to amortization of purchased intangible related to our acquisition of Santur.

Adjustment to the fair value of contingent consideration

In connection with our acquisition of Santur in October 2011, we may be required to pay the former stockholders of Santur up to an additional $7.5 million in cash, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration was measured at the date of acquisition and is remeasured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. As of December 31, 2011, the fair value of the contingent consideration was $1.5 million. As of September 30, 2012, the fair value of the contingent consideration was $1.3 million and is included in other current liabilities on our consolidated balance sheet. During the three and nine months ended September 30, 2012, we recorded adjustments to the fair value of the consideration of $(0.9) million and $(0.2) million, respectively. We expect the amount of contingent consideration accrued to fluctuate throughout the remainder of the fiscal year as a result of changes and other economic conditions.

Interest and other income (expense), net

Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts paid for interest on our short-term and long-term debt borrowings. Other income (expense), net primarily consists of gains from the sale of equity shares of an unconsolidated investee, government subsidies, and foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is RMB and the foreign currency transaction gains and losses of our subsidiaries in China primarily result from their transactions in U.S. dollars.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Interest income	$147	$76	$424	$155
Interest expense	(135)	(52)	(434)	(230)
Other income (expense), net	154	191	(538)	14,299

Total	$166	$215	$(548)	$14,224

Total interest and other income (expense), net decreased by $0.05 million in the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Total interest and other income (expense), net decreased by $14.8 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The decrease for the nine months ended September 30, 2012 compared to same period in 2011 was primarily related to a gain of $13.8 million from the sale of an unconsolidated investee recorded in the second quarter of 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2012	2011	2012	2011
Provision for income taxes	$(571)	$(258)	$(888)	$(1,177)
Effective tax rate	44%	(7)%	(6)%	14%

Our income tax expense for the three months ended September 30, 2012 is primarily related to income taxes of our non U.S. operations. We recorded an income tax provision of $0.6 million in the three months ended September 30, 2012, compared with an income tax provision of $0.3 million in the three months ended September 30, 2011. We had an effective tax rate of 44% and negative 6% in the three and nine months ended September 30, 2012, respectively, primarily due to the level of foreign withholding tax and income taxes paid based on earnings generated by our foreign subsidiaries, compared with an effective tax rate of negative 7% and 14% in the three and nine months ended September 30, 2011, primarily due to our operating profit realized in our non-U.S. operations, despite a consolidated loss before income taxes.

Liquidity and capital resources

We have financed our operations through issuances of equity securities and cash generated from operations and from various lending arrangements. As of September 30, 2012, our cash and cash equivalents totaled $38.6 million, and our short-term investments totaled $67.3 million. Cash and cash equivalents were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

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

A customary business practice in China is for customers to exchange our accounts receivable with notes receivable issued by their bank. From time to time we accept notes receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within nine months, and such notes receivable may be redeemed with the issuing bank prior to maturity at a discount. Historically, we have collected on the notes receivable in full at the time of maturity.

Frequently, we also direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. Our Chinese subsidiaries’ banks issue the notes to vendors and issue payment to the vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within nine months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our subsidiaries in China. These balances are classified as restricted cash on our consolidated balance sheets. As of September 30, 2012, our restricted cash totaled $2.7 million.

We have lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the U.S. and several line of credit arrangements for our subsidiaries in China.

As of September 30, 2012, our loan and security agreement in the U.S. included the following:

•

An $8.0 million revolving line of credit available through September 2014 and bearing interest at a rate of LIBOR plus 2%. As of September 30, 2012, $8.0 million was outstanding under the revolving line of credit and $0.0 million was available for borrowing.

•

A $20.0 million acquisition advance, expiring in September 2015 and bearing interest at a rate of LIBOR plus 2%. Proceeds of the acquisition advance may be used to make permitted business acquisitions. Advances may be drawn in two tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by the acquisition line maturity date. In October 2011, we drew down the full $20.0 million in connection with its acquisition of Santur. As of September 30, 2012, $15.4 million was outstanding under the acquisition advance and the total available borrowing capacity under this facility was $4.6 million.

•

A $7.0 million equipment line advance for capital expenditures in the U.S. Advances may be drawn in four tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by September 2015. Borrowings under this facility bear interest at a rate of LIBOR plus 2%. As of September 30, 2012, no amount was outstanding under the acquisition advance and the total available borrowing capacity under this facility was $7.0 million.

Our U.S. loan and security agreement requires us to maintain specified financial covenants, including a liquidity ratio, and restricts our ability to incur additional debt or to engage in specified transactions and is secured by substantially all of our U.S. assets, other than intellectual property assets. As of September 30, 2012, we were in compliance with all covenants contained in this agreement.

Our subsidiaries in China have short-term line of credit facilities with several banking institutions. These short-term loans have an original maturity date of one year or less as of September 30, 2012. Amounts requested by us are not guaranteed and are subject to the banks’ funds and currency availability. The short-term loan agreements do not contain financial covenants and one such loan agreement is secured by our main manufacturing facility in China. As of September 30, 2012, we had no short-term loans outstanding.

The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2012	2011
Net cash used in operating activities	$(7,377)	$(9,910)
Net cash used in investing activities	(20,115)	(59,479)
Net cash provided by financing activities	33,590	75,192
Effect of exchange rates on cash and cash equivalents	(4)	234

Net increase in cash and cash equivalents	$6,094	$6,037

Operating activities

During the nine months ended September 30, 2012, net cash used in operating activities was $7.4 million. Cash used in operating activities was primarily related to cash payments to our employees and suppliers in excess of cash receipts from customers. During the nine months ended September 30, 2012, we recognized a net loss of $14.5 million. However, that net loss incorporated non-cash charges, including depreciation and amortization of $14.3 million, stock-based compensation expenses of $3.4 million, and non-cash increases to our asset reserve accounts of $3.6 million, partially offset by $0.8 million gain on sale of Shenzhen Photon Broadband Technology Co., Ltd. (“Broadband”), a China subsidiary. During the nine months ended September 30, 2012, there was an increase of $1.2 million in accounts payable, accrued and other liabilities. These amounts were partially offset by an increase of $12.7 million in the purchase of inventory to replenish our inventories in preparation for expected higher potential customer demands in future periods.

During the nine months ended September 30, 2011, net cash used in operating activities was $9.9 million. Cash used in operating activities was primarily related to cash payments to our employees and suppliers in excess of cash receipts from customers. During the nine months ended September 30, 2011, we recognized net income of $7.6 million, which incorporated gain on sale of an unconsolidated investee, net of direct cost, of $13.9 million, and non-cash charges, including depreciation and amortization of $8.2 million and stock-based compensation expenses of $2.4 million. These amounts were partially offset by the purchase of inventory of $15.7 million to replenish our inventories in preparation for higher customer demands in future periods and extended payment terms with certain suppliers, as evidenced by the net increase in accounts payable and accrued liabilities of $0.7 million during the period.

Investing activities

Our investing activities consisted primarily of purchases and sales of investments and capital expenditures and in the nine months ended September 30, 2011, and included purchases and sales of debt securities and the sale of equity shares of Ignis ASA (“Ignis”).

During the nine months ended September 30, 2012, net cash used in investing activities was $20.1 million, mainly due to the purchase of available-for-sale securities of $151.9 million and the purchase of capital equipment of $9.0 million, partially offset by proceeds from the sale and maturity of equity securities of $138.4 million and proceeds from the sale of Broadband of $1.8 million.

During the nine months ended September 30, 2011, net cash used in investing activities was $59.5 million, mainly due to the purchase of available-for-sale securities of $148.9 million and the purchase of capital equipment of $8.6 million, partially offset by proceeds from sale and maturity of securities of $76.4 million and proceeds from the sale of our equity investment in Ignis of $21.4 million.

We expect our purchases of capital equipment to increase over the remainder of 2012 as we invest in manufacturing capacity to help meet anticipated demand for certain of our products.

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of stock and activity associated with our various lending arrangements.

During the nine months ended September 30, 2012, net cash provided by financing activities was $33.6 million. Our private placement transaction generated proceeds of $39.6 million, net of offering expenses, which was partially offset by $3.4 million for the repayment of notes payable, net of proceeds, and $3.8 million for the repayment of debt.

During the nine months ended September 30, 2011, net cash provided by financing activities was $75.2 million. Our initial public offering generated proceeds of $86.5 million, net of offering expenses paid during the nine months ended September 30, 2011, partially offset by $11.9 million of net payments on our outstanding bank loans.

Contractual obligations and commitments

The following summarizes our contractual obligations as of September 30, 2012:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable (1)	11,098	11,098	0	0	0
Debt obligations (2)	23,417	5,000	18,417	0	0
Operating leases (3)	6,621	1,820	2,434	1,272	1,095
Purchase commitments (4)	8,027	8,027	0	0	0
Contingent consideration (5)	7,500	7,500	0	0	0
Asset retirement obligations (6)	1,000	0	0	0	1,000

	57,663	33,445	20,851	1,272	2,095

Expected interest payments (7)	957	477	480	0	0

Total commitments	58,620	33,922	21,331	1,272	2,095

(1)	Frequently, we direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. The notes payable are non-interest bearing and are generally due within nine months of issuance. The amount presented in the table represents the principal portion of the obligations.
(2)	We have a loan and security agreement in the U.S. that provide various credit facilities, including a line of credit and term loan. The amount presented in the table represents the principal portion of the obligations. The debt obligations outstanding as of September 30, 2012 bear interest at a rate of approximately 2.24%. All of the outstanding debt was subject to fluctuations in interest rates. Interest is paid monthly over the term of the debt arrangement.
(3)	We have entered into various non-cancelable operating lease agreements for our offices in China, the U.S. and Japan.
(4)	We are obligated to make payments under various arrangements with suppliers for the procurement of goods and services.
(5)	We are obligated to pay up to an additional $7.5 million for the acquisition of Santur, contingent upon Santur meeting gross profit performance objectives in 2012. As of September 30, 2012, the fair value of the contingent consideration was $1.3 million.
(6)	We have an asset retirement obligation of $1.0 million associated with our facility lease in California, which expires in October 2019. This obligation is included in other noncurrent liabilities in the condensed consolidated balance sheet as of September 30, 2012.
(7)	We calculate the expected interest payments based on our outstanding debt obligations at prevailing interest rates as of September 30, 2012.

Off-balance sheet arrangements

During the nine months ended September 30, 2012, we did not have any significant off-balance sheet arrangements.

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

We started to invest our excess cash in short-term and long-term marketable securities in 2011 to take advantage of higher yields generated by these investments. As of September 30, 2012 and 2011, the gross unrealized gains or losses on our investments classified as available-for-sale were primarily due to increases or decreases in the fair value of the marketable securities as a result of changes in market interest rates. We have determined that the gross unrealized gains or losses on the available-for-sale securities at September 30, 2012 and 2011, are temporary in nature. We may sell these marketable securities investments in the future to fund future operating needs. As a result, we recorded all our marketable securities in short-term investments as of September 30, 2012, regardless of the contractual maturity date of the securities.

We are exposed to market risk due to the possibility of changing interest rates associated with certain outstanding balances under our debt instruments. As of September 30, 2012, we did not have outstanding debt in China. As of September 30, 2012, our U.S. debt was based on floating rates of interest and is subject to fluctuations in interest rates. As of September 30, 2011, the interest rates on all of our outstanding debt in China were fixed at the time of drawdown, and were not subject to fluctuations. As of September 30, 2011, we did not have outstanding debt in the U.S. As of September 30, 2012 and 2011, we had not hedged our interest rate risk.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A substantial portion of our business is conducted through our subsidiaries in China whose functional currency is the RMB. To the extent that transactions by our subsidiaries in China are denominated in currencies other than RMB, we bear the risk that fluctuations in the exchange rates of the RMB in relation to other currencies could decrease our revenue and increase our costs and expenses. During the three months ended September 30, 2012 and 2011, we recognized foreign currency transaction gain/(losses) of $(97,000) and $8,000, respectively. During the nine months ended September 30, 2012 and 2011, we recognized foreign currency transaction losses of $0.1 million and $35,000, respectively. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. While we generate a majority of our revenue in RMB, a majority of our operating expenses are in U.S. dollars. Therefore a depreciation in RMB against the U.S. dollar would negatively impact our revenue upon translation to the U.S. dollars but the impact on operating expenses would be less. For example, for the three and nine months ended September 30, 2012, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $2.5 million and $7.6 million decrease in our revenue, respectively, and a $0.3 million and $0.5 million decrease in our net income, respectively. Comparatively, for the three and nine months ended September 30, 2011, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $2.4 million and $8.4 million decrease in our revenue, respectively, and a $0.1 million and $0.6 million decrease in our net income, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have a history of losses and we may incur additional losses in future periods. As of September 30, 2012, our accumulated deficit was $245.1 million. We also expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our manufacturing facilities and research and development operations.

* Customer demand is difficult to accurately forecast and, as a result, we may be unable to optimally match production with customer demand, which could adversely affect our business and financial results.

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

Our products are typically sold pursuant to individual purchase orders or by use of a vendor-managed inventory, or VMI, model, which is a process by which we ship agreed quantities of products to a customer-designated location and those products remain our inventory and we retain the title and risk of loss for those products until the customer takes possession of the products. While our customers generally provide us with their demand forecasts and may give us a promised market share award, they are typically not contractually committed to buy any quantity of products beyond firm purchase orders. Many of our customers may increase, decrease, cancel or delay purchase orders already in place. We have experienced and expect to continue to experience wide fluctuations in demand from customers using VMI, particularly Huawei Technologies, even in instances where we have built and shipped products to the customer-designated locations as VMI. In 2012, there has been an increase in the number of our customers utilizing VMI, which may increase our exposure to risks of wide fluctuations in demand from VMI customer locations. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short and long-term financial and operating goals.

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

In October 2011, we acquired Santur, a designer and manufacturer of InP-based PIC products. Although almost all of our other products are manufactured internally, we will initially rely upon a contract manufacturer in Malaysia to produce the finished portion of our Santur products. Our reliance on a contract manufacturer for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality/controls and costs. For instance, recently our contract manufacturer has been unable to meet all of our customer demand in a timely fashion. Although we have experience any adverse impact from these delays, if these issues continue, they could have a materials adverse effect on the revenue from our Santur products. If the contract manufacturer for our Santur products were unable or unwilling to manufacture our Santur products in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to our internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our Santur products would require us to reduce our supply of Santur products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these Santur products and cause us to forego potential revenue opportunities.

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

We depend on a limited number of suppliers for certain components and materials we have qualified to use in the manufacture of certain of our products. Some of these suppliers could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality, consistency, or business continuity issues, such as a disruption relating to the 2011 earthquake and tsunami in Japan. Some of these components and materials are available only from a sole source, or have been qualified only from a single source, although other sources may exist. For example, we use various types of adhesives that are sourced from various manufacturers, which presently are sole sources for these particular adhesives. Furthermore, there are a limited number of entities from which we could obtain certain other components and materials. We may also face component shortages if we experience increased demand for components beyond what our qualified suppliers can deliver. We have experienced component shortages from certain key suppliers, which has resulted and, if this occurs in the future, may result in an inability to meet customer demand, higher purchasing costs, or both. Although we engage in various actions to mitigate the impact of these shortages, any inability on our part to obtain sufficient quantities of critical components at reasonable costs could adversely affect our ability to meet demand for our products, which could cause our revenue, results of operations, or both to suffer.

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

*Adverse changes in economic and political policies in China, or Chinese laws or regulations could have a material adverse effect on business conditions and the overall economic growth of China, which could adversely affect our business.

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

Furthermore, while China’s economy has experienced rapid growth in the past 20 years, growth has been uneven across different regions, among various economic sectors and over time. China has also in the past and may in the future experience economic downturns due to, for example, government austerity measures, changes in government policies relating to capital spending, limitations placed on the ability of commercial banks to make loans, reduced levels of exports and international trade, inflation, lack of financial liquidity, restrictions on the flow of capital and foreign exchange, stock market volatility and global economic conditions. Any of these developments could contribute to a decline in business and consumer spending in addition to other adverse market conditions, which could adversely affect our business. Additionally, China’s Communist Party is expected to announce the selection of a new Politburo Standing Committee, which controls government operations in China, in the fourth quarter of 2012, and this forthcoming change in leadership may affect Chinese laws or regulations in a manner that would adversely affect our business as set forth in this risk factor.

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

On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese residents who are granted stock options by an overseas publicly-listed company are required, through a Chinese agent or Chinese subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures. We and our Chinese employees who have been granted stock options are subject to the Stock Option Rule. We have completed the process of registering our stock option and appreciation plans with SAFE. If we or our optionees in China fail to comply with these regulations, we or our optionees in China may be subject to fines and legal sanctions. Several of our employees in China have exercised their stock options prior to our becoming an overseas publicly-listed company. Since there is not yet a clear regulation on how and whether Chinese employees can exercise their stock options granted by overseas private companies, it is unclear whether such exercises are permissible by Chinese laws and it is uncertain how SAFE or other government authorities will interpret or administer such regulations. Therefore, we cannot predict how such exercises will affect our business or operations. For example, we may be subject to more stringent review and approval processes with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may affect our results of operations and financial condition.

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

China Labor Contract Law, effective January 1, 2008, together with its implementing rules, effective September 18, 2008, provides more protection to Chinese employees. Previously, an employer had discretionary power in deciding the probation period, not to exceed nine months. Additionally, the employment contract could only be terminated for cause. Under the new rules, the probation period varies depending on contract terms and the employment contract can only be terminated during the probation period for cause upon three days’ notice. Additionally, an employer may not be able to terminate a contract during the probation period on the grounds of a material change of circumstances or a mass layoff. The new law also has specific provisions on conditions when an employer has to sign an employment contract with open-ended terms. If an employer fails to enter into an open-ended contract in certain circumstances, the employer must pay the employee twice their monthly wage beginning from the time the employer should have executed an open-ended contract. Additionally an employer must pay severance for nearly all terminations, including when an employer decides not to renew a fixed-term contract.

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

As of October 31, 2012, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 38% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

We used a portion of our net proceeds to repay a portion of our outstanding indebtedness, make investments in available-for-sale securities, and acquire Santur. We have also used a portion of our net proceeds for working capital. We intend to use our remaining net proceeds from the offering for working capital, to continue to expand our existing business, acquire complementary businesses, and general corporate purposes. Accordingly, our management will have broad discretion in the application of our net proceeds from the offering, and investors will be relying on management’s judgment regarding the application of these net proceeds. We also may use a portion of our net proceeds from the offering to acquire complementary businesses, products, services or technologies, but we currently have no agreements or commitments relating to any new material acquisitions. We may also use a portion of our net proceeds to repay a portion of our outstanding indebtedness. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at the end of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date: November 9, 2012	By:	/s/ James D. Fay
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.

3.2(2)	Amended and Restated Bylaws of NeoPhotonics Corporation.

4.1†	Specimen Common Stock Certificate of NeoPhotonics Corporation.

4.2†	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.

4.3†	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management compensatory plan or arrangement.
†	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-166096), and incorporated herein by reference.
(1)	Filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on February 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-166096), filed with the SEC on November 22, 2010, and incorporated herein by reference.
(3)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NeoPhotonics Corporation, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.