Form 10-K
period 2012-12-31
NEOPHOTONICS CORP
filed 2013-03-15
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting Company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2012, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2012 (based upon the closing sale price of the Registrant’s common stock on the New York Stock Exchange), was approximately $97,572,400. This calculation excludes 10,385,805 shares held by directors, executive officers and stockholders affiliated with our directors and executive officers.

As of February 28, 2013, the Registrant had 30,589,498 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended December 31, 2012.

NEOPHOTONICS CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

BUSINESS

Overview

We are a leading designer and manufacturer of photonic integrated circuit, or PIC, -based optoelectronic modules and subsystems for bandwidth-intensive, high-speed communications networks.

Our products are designed to enable cost-effective, high-speed data transmission and efficient allocation of bandwidth over communications networks. We have a portfolio of over 40 product families, including products that enable data transmission at 10 gigabits per second, or Gbps, 40Gbps and 100Gbps, agility products such as drop modules for use in ROADM, or reconfigurable add/drop multiplexer, nodes and tunable lasers that are used to dynamically allocate bandwidth to adjust for traffic patterns, and access products that provide high-bandwidth connections to more devices and people over fixed and wireless networks.

Our PIC technology utilizes proprietary design elements that provide optical functionality on a silicon or III-V semiconductor chip and includes active PIC design elements including lasers, modulators and photodiodes. Our PIC devices can integrate many more functional elements than discretely packaged components, enabling increased functionality in a small form factor while reducing packaging and interconnection costs. In addition, the cost advantages of PIC-based components are similar to the economics of semiconductor wafer mass manufacturing, where the marginal cost of producing an incremental chip is much less than that of a discrete component.

We have research and development and wafer fabrication facilities in San Jose and Fremont, California which coordinate with our research and development and manufacturing facilities in Shenzhen and Wuhan, China, Tokyo, Japan and Ottawa, Canada. We utilize proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing capabilities. We sell our products to the leading network equipment vendors globally, which we refer to as our Tier 1 customers.

We were incorporated in the State of Delaware in October 1996 as NanoGram Corporation, and we changed our name to NeoPhotonics Corporation in 2002. Our principal offices are located at 2911 Zanker Road, San Jose, CA 95134, and our telephone number is +1 (408) 232-9200. Our website address is www.neophotonics.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

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

In addition, in January 2013 we signed a definitive agreement to acquire the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd. (OCU) in Japan. OCU is a leading provider of lasers, drivers, and detectors for high speed 100G applications. When closed, we believe this acquisition will enhance our position in 100G products. We expect this transaction to be completed in the first or second quarter of 2013.

In the first quarter of 2012, we completed the sale of a component of our business, Shenzhen Photon Broadband Technology Co., Ltd. (Broadband), a subsidiary in China. We decided to sell Broadband because the nature of Broadband’s business, the development and sale of hybrid fiber coaxial subsystems for cable television transmission, is different than our core technology and strategy.

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

•

Enabling acceleration of time-to-market for network equipment vendors. We believe our technology enables service providers to implement new features and scale network capacity rapidly and cost-effectively to meet time-to-market requirements. Our products are developed using proprietary PIC-based design elements, which are similar in concept to standard design cells used in the semiconductor industry. These elements can be used as building blocks to construct complex modules and subsystems.

•

Satisfying our customers’ quality and volume requirements. We believe we are one of the highest volume PIC manufacturers in the world and have the ability to grow our capacity to meet customer demand. Our Silicon Valley, CA and China-based manufacturing facilities utilize semiconductor manufacturing techniques, such as statistical processing control and wafer scale fabrication, which are designed to produce our products in high volume at nanoscale tolerances with high yields.

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

Photonic integrated circuits (PICs). We have developed a set of proprietary design elements that provide optical functionality on a silicon chips and on InP chips. We utilize micron and sub-micron scale structures of multiple precision-doped silica planar waveguides and InP waveguides to fabricate functional elements such as integrated optical filters, switches and variable attenuators. By increasing the level of material doping in our planar waveguides, or by using different materials such as InP, we decrease the size of our functional elements, thereby creating a path for larger scale integration of multiple elements in the same chip area. We integrate these functional design elements into optical circuits to achieve a desired functionality and specification that is incorporated in our products.

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

Hardware and firmware integration. We sell our products as modules and subsystems which contain electronic hardware and firmware controls that interface directly with our customers’ systems. We design the electronic hardware and develop the firmware to integrate with our optical products to meet customer specifications.

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

Products

We have a broad portfolio of over 40 product families, including high-speed products that enable data transmission at 10Gbps, 40Gbps and 100Gbps, agility products such as drop modules for use in ROADM nodes that dynamically allocate bandwidth to adjust for volatile traffic patterns, and access products that provide high-bandwidth connections to more devices and people over fixed and wireless networks. Our products can be categorized into groups including High Speed, and Agility, Access and Other Telecom.

High Speed

High Speed refers to the ability to transmit data at high data rates. A key limitation of network capacity is the amount of data that can be transmitted through a single wavelength on a fiber from one point to another. To address this limitation, we have a portfolio of products enabling data transmission at speeds of 10Gbps, 40Gbps and 100Gbps.

Product Category	High Speed Product Description
40Gbps/100Gbps Products	Products that enable the transmission of data at speeds of 40Gbps and 100Gbps. Products for coherent transmission include integrated coherent receivers (ICR) and coherent mixers. Transceiver products include 40Gbps and 100Gbps CFP modules.

DWDM Tunable Lasers	DWDM tunable lasers that offer up to 96 channels at 20mW or 35mW and are tunable over the C or L bands. Tunable laser products include narrow linewidth tunable lasers (NLW-TL), which are designed to be used in 40Gbps and 100Gbps coherent systems.

TLMZ	Tunable Laser Mach Zhender modulator devices combine a DWDM tunable laser with a 10G modulator to constitute a tunable Transmitter Optical Sub-Assembly (T-TOSA) for 10G transponder applications.

High Speed Transceivers	Transmits data into or receives data from optical fiber and includes SFP+ and XFP modules for 10Gbps, and CFP and CFP-2 modules for 40Gbps and 100Gbps, with transmission distances up to 80 km.

Agility refers to the tunability and re-configurability of products to support efficient bandwidth allocation for growing and changing traffic patterns over communications networks. We provide a portfolio of products that enable network agility.

Product Category	Agility Product Description
Athermal Arrayed Waveguide Gratings (AWG)	Combines or separates up to 88 different optical wavelengths on a single optical fiber and does not require active stabilization against ambient temperature variations. Supports channel spacings of 50GHz and 100GHz. Products are also available in module and shelf configurations.

OADMs	Optical add and drop multiplexers (OADM) that dynamically or statically remove or add individual optical wavelengths from a single optical fiber and include programmable OADM (OADM) and variable optical attenuator multiplexer (VMUX) configurations with up to 48 channels. Products are also available in module and shelf configurations.

Access

Access refers to the ability to provide high-bandwidth connections to more devices and people over fixed and wireless networks. We offer a portfolio of products for wireless backhaul applications, fiber-to-the-home network standards and point to point networks, shown below.

Product Category	Product Description
Optical Line Terminals	Central office equipment which connects up to 64 users to the fiber optic network and includes products for GEPON and GPON systems as well as new 10GEPON and NGPON networks operating at 10Gbps.

Transceivers	SFP, SFP+ and XFP devices transmits data into or receives data from optical fiber for wireless backhaul and point to point applications and includes transceivers for 3G and 4G/LTE wireless backhaul and compact SFP transceivers for point to point networks.

Athermal AWGs and Splitters	Products for outdoor use connecting up to 64 end users to a single optical fiber which include splitters with split ratios ranging from 1x4 to 2x64 and AWGs for use in WDM-PON systems. Products do not require active compensation for temperature changes.

Other Telecom

Other telecom products refer to products that are used in other broadly deployed telecommunication systems.

Product Category	Product Description
Sonet/SDH Transceivers	Transmits data into or receives data from optical fiber and includes SFP, SFF and SC modules that transmit data at 2.5 Gbps and below.

Thermal Arrayed Waveguide Gratings (AWG)	Combines or separates up to 88 different optical wavelengths on a single optical fiber and requires active stabilization against ambient temperature variations and channel spacings of 50GHz and 100GHz. Products are also available in module and shelf configurations.

Variable Optical Attenuators	Adjusts the power of a signal in an optical fiber utilizing micro electro-mechanical systems, or MEMS, for attenuator control and offer low optical signal loss, low polarization and low wavelength dependence.

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

We calculate the percentage of our total revenue attributable to specific customers based on sales to the customers that qualified our products. In 2012, 2011 and 2010, our ten largest customers accounted for 90%,

91% and 92%, respectively, of our total revenue. In 2012, 2011 and 2010, sales to Huawei Technologies accounted for 36%, 51% and 50% of our total revenue, respectively. For the year ended December 31, 2012, Huawei Technologies, Alcatel-Lucent SA and Ciena Corporation accounted for 36%, 16% and 15% of our total revenue, respectively. For the year ended December 31, 2011, Huawei accounted for 51% of our total revenue. For the year ended December 31, 2010, Huawei and Alcatel-Lucent SA accounted for 50% and 10% of our total revenue, respectively. No other customers accounted for 10% or more of our total revenue in any year presented. We focus on increasing our penetration of our Tier 1 customers by adding design wins across our product families. Additionally, we plan to continue to develop relationships and achieve design wins with new and existing high-growth customers.

Sales and marketing

We operate a sales model that focuses on alignment with our customers through coordination of our sales, product application engineering and manufacturing teams. Our sales and marketing organizations support our strategy of increasing product penetration with our Tier 1 customers while also serving our broader customer base. Our sales cycles typically require a significant amount of time and a substantial expenditure of resources before we can realize revenue from the sale of products. The length of our sales cycle, from initial request to design win, is typically 6 to 12 months for an existing product and 18 months or longer for a new product.

We use a global direct sales force based in North America, Europe, Middle East and Asia, including China and Japan. These individuals work with our product application engineers, and product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs. We believe that these collaborative engineering activities provide us insight into our customers’ broader and longer term needs. We expect to continue to add sales and related support personnel as we grow our business.

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

Research and development

We have new product development and product sustaining engineering teams in Silicon Valley (San Jose and Fremont, California), and in Shenzhen and Wuhan, China. In our Silicon Valley facilities, we conduct PIC research, development and product roadmap definitions. In our Shenzhen facilities, we conduct new product development, manufacturing and process engineering, quality control and continuous improvement and cost reduction relating to product manufacturing, assembly and test. In our Wuhan facility, we conduct new product development. In addition, we have a design and sourcing center in Tokyo, Japan. We have invested and expect to continue to invest significant time and capital into our research and development operations. Research and development expenses were $38.3 million, $30.9 million and $21.0 million in 2012, 2011 and 2010, respectively.

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

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights and trade secret laws. We have filed applications for patents to protect certain of our intellectual property in the U.S. and in other countries, including Australia, Japan, Korea, China, Taiwan and certain countries in the European Union. As of December 31, 2012, we had 388 issued patents, expiring between 2013 and 2029, covering various aspects of our technologies. We believe our patents and other intellectual property rights have value, but we do not consider any single patent to be essential to our business. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and through the use of appropriate confidentiality agreements.

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

Manufacturing, assembly and test

We have manufacturing operations in the U.S. and China. Our wafer fabrication operations are located in our San Jose and our Fremont, California facilities and include chip design, clean room fabrication, integration and related facilities for PICs. Our manufacturing, assembly and test operations are located in our Shenzhen, China area facilities, and include clean room fabrication, general manufacturing and assembly and test operations utilizing production expertise and cost-effective volume capabilities. Our operations in Shenzhen have primary responsibility for assembly and test of our PIC-based products, in addition to small scale assembly and test of PIC-based products in the Silicon Valley, California. We have quality control processes and quality management methods in our internal manufacturing operations. Certain of our products are designed and qualified to meet applicable Telcordia Technologies, Inc., TÜV SÜD America Inc. and Underwriters Laboratories Inc. standards. Our manufacturing facilities in Shenzhen are third-party certified to TL 9000, ISO 9001, ISO 14001 and OHSAS 18000 standards and our facilities in San Jose and Fremont are certified to ISO 9001 standards. We also use contract manufacturers from time to time for the production of some of our products. In 2012, a substantial portion of our tunable lasers were manufactured at Venture Electronic Systems in Penang, Malaysia.

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

In 2012 we have more customers using vendor managed inventory (“VMI”) compared to 2011. VMI is product which we manufacture at a customer’s request, then ship to its facility or a designated contract manufacturer for the customer, to be held until it is used by the customer. We maintain title to vendor managed inventory until the customer uses the inventory. At that time the customer takes title to the products, it reports the consumption to us and we recognize the revenue for the product sale. The increased use of VMI by our customers may increase the possibility of changes to our backlog since customers may consume VMI more quickly or more slowly than we had planned.

Financial Information by Geographic Region

For information regarding our revenue and long-lived assets by geographic region, see Note 15 to the Consolidated Financial Statements. For risks relating to our operations see “Item 1A. Risk Factors” and particularly the risks under the caption “Risks related to our operations in China” and the risk factors “Our future results of operations may be subject to volatility as a result of exposure to fluctuations in foreign exchange rates, primarily the Chinese Renminbi (RMB)/U.S. dollar exchange rate”, “We face a variety of risks associated with international sales and operations, which if not adequately managed could adversely affect our business and financial results” and “We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets”.

Competition

The market for optical communications systems is highly competitive. While no single company competes against us in all of our product areas, our competitors range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We believe the principal competitive factors in this market are:

•	ability to design and manufacture high quality, reliable products, including customized solutions;

•	breadth of product solutions;

•	price to performance characteristics;

•	financial stability;

•	ability to quickly and consistently produce in high volume and high quality;

•	ability to meet customers’ specific requirements;

•	ability to meet customer lead time demands; and

•	depth of relationships with and proximity to key customers globally.

We believe we compete favorably with respect to these factors. We believe our principal competitors include Finisar Corporation, JDS Uniphase Corporation, NTT Electronics Corporation, Source Photonics, Inc., Oclaro, Inc., Emcore Corporation and Sumitomo Electric Device Innovations, Inc. We also compete with various other companies.

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

Employees

As of December 31, 2012, we had 2,348 employees and (non-employee) contractors, of which 273 employees were based in our corporate headquarters in California, 2,048 were based in China, 4 were based in Canada, 13 were based in Malaysia, 7 were based in Japan and 3 were based in Russia.

None of our employees are covered by a collective bargaining agreement. Chinese law allows that all employees be members of a union that is overseen by the People’s Republic of China. We have never experienced employment-related work stoppages and we consider our employee relations to be good.

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

Additionally, increasing efforts to control emissions of greenhouse gases, or GHG, may also impact us. For example, our semiconductor manufacturing operations in California use perfluorocarbons, which are classified as a high global warming potential greenhouse gas. Under California’s recently enacted Global Warming Solutions Act, we designed and installed additional pollution control equipment at our San Jose, California, manufacturing plant to reduce our perfluorocarbon emissions beginning in 2012. As of December 31, 2012, our San Jose and Fremont, California, manufacturing facilities are in compliance with the Global Warming Solutions Act. In the U.S., the Environmental Protection Agency has announced a finding relating to GHG emissions that may result in promulgation of federal GHG air quality standards. The U.S. Congress has considered various options, including a cap and trade system which would impose a limit and a price on GHG emissions and establish a market for trading GHG credits. China has recently agreed to join the Copenhagen Climate Accord, a voluntary (and non-binding) GHG agreement. Globally, negotiations for a treaty to succeed the 1997 Kyoto Protocol Treaty are ongoing, and it is not yet known whether (or on what terms) agreement will be reached on a successor treaty. Additional restrictions, limits, taxes, or other controls on GHG emissions could significantly increase our operating costs and, while it is not possible to estimate the specific impact any final GHG regulations will have on our operations, there can be no assurance that these measures will not have significant additional impact on us. In addition, some of our operations might be affected by the physical impacts of climate change. For example, some of our facilities are located in coastal areas that might be vulnerable to changes in sea level.

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

We have a history of losses and we may incur additional losses in future periods. As of December 31, 2012, our accumulated deficit was $248.1 million. We also expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our manufacturing facilities and research and development operations.

Customer demand is difficult to accurately forecast and, as a result, we may be unable to optimally match production with customer demand, which could adversely affect our business and financial results.

We make planning and spending decisions, including determining the levels of business that we will seek and accept, production schedules, and inventory levels, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, necessitate higher or more restrictive procurement commitments, increase our manufacturing yield loss and scrapping of excess materials, and reduce our gross margin. We may not have sufficient capacity at any given time to meet the volume demands of our customers, or one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Conversely, a downturn in the markets in which our customers compete can cause, and in the past have caused, our customers to significantly reduce or delay the amount of products ordered from us or to cancel existing orders, leading to lower utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand due to market downturns or other reasons would have a material adverse effect on our gross margin, operating income and cash flow. For example, in the fourth quarter of 2012, we experienced an increase in manufacturing costs for one of our high speed products and separately, lower utilization of one of our water fabrication facilities, which adversely affected our gross margin in the fourth quarter of 2012. We expect these impacts continue into the second quarter of 2013, which is expected to adversely affect our gross margins for the first and second quarters of 2013.

Our products are typically sold pursuant to individual purchase orders or by use of a vendor-managed inventory, or VMI, model, which is a process by which we ship agreed quantities of products to a customer-designated location and those products remain our inventory and we retain the title and risk of loss for those products until the customer takes possession of the products. While our customers generally provide us with their demand forecasts and may give us a promised market share award, they are typically not contractually committed to buy any quantity of products beyond firm purchase orders. Many of our customers may increase, decrease, cancel or delay purchase orders already in place. We have experienced and expect to continue to experience wide fluctuations in demand from customers using VMI, particularly Huawei Technologies, even in instances where we have built and shipped products to the customer-designated locations as VMI. In 2012, there was an increase in the number of our customers utilizing VMI, which may increase our exposure to risks of wide fluctuations in demand from VMI customer locations. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to incur an adverse effect on our revenues, as well as adversely affect our overall results of operations.

We are dependent on Huawei Technologies and our other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In 2012, our largest customer, Huawei Technologies, represented 35.8% of our total revenue and our top ten customers represented 90.2% of our total revenue. As a result, the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations. For instance, in the three months ended September 30, 2011, demand from Huawei Technologies was lower than expected, which adversely affected our revenue for such period. Adverse events affecting our customers could also adversely affect our revenue and results of operations (for instance, in 2009, the filing of a voluntary petition for bankruptcy protection by one of our customers, Nortel Networks Limited, prevented us from timely collection of our accounts receivable from that customer). In addition, network equipment vendors serving the communications networks industry may continue to consolidate, and we may not be able to offset any potential decline in revenue arising from consolidation of our existing customers with revenue from new customers.

We are under continuous pressure to reduce the prices of our products, which may adversely affect our gross margins.

The communications networks industry has been characterized by declining product prices over time. We have reduced the prices of many of our products in the past and we expect to continue to experience pricing pressure for our products in the future, including from our major customers. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. In addition, our customers may have the ability or seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross margin would suffer.

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

Our future success as a provider of modules and subsystems to leading network equipment vendors depends on their continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including mobile video and data services, HD and 3D video, music, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless network-attached devices, including smartphones, laptops, netbooks, tablet computers, PCs, e-readers, televisions and gaming devices that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high-speed communications networks and the ability of network equipment vendors to meet this demand. Growth in demand for communications networks is limited by several factors, including an evolving regulatory environment and uncertainty regarding long-term sustainable business models. We cannot be certain that demand for bandwidth-intensive content will continue to grow in the future. If expectations for growth of communications networks and bandwidth consumption are not realized and investment in communications networks does not grow as anticipated, our business could be harmed.

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

Additionally, manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Capacity constraints, raw materials shortages, logistics issues, labor shortages, the introduction of new product lines, rapid increases in production demands and changes in customer requirements, manufacturing facilities or processes, or those of some third party contract manufacturers and suppliers of raw materials and components have historically caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross margin on, and our production capacity for, those products. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in our experiencing lower yields, gross margin and production capacity. Our ability to maintain sufficient manufacturing yields is particularly challenging with respect to PICs due to the complexity and required precision of a large number of unique manufacturing process steps. Manufacturing yields for PICs can also suffer if contaminated materials or materials that do not meet highly precise composition requirements are inadvertently utilized. Because a large portion of our PIC manufacturing costs are fixed, PIC manufacturing yields have a substantial effect on our gross margin. Lower than expected manufacturing yields could also delay product shipments and decrease our revenue. It can be hard to cost-effectively increase our production output rapidly, and we can experience yield loss and excess material scrap, which can increase our cost of goods sold and harm our profitability. Also, if we do not have sufficient demand for our PIC-based products our cost of goods sold can increase as the fixed costs of our fabrication facilities are spread over lower production. For example, in the fourth quarter of 2012, we experienced such increased costs with one of our high speed products and one of our wafer fabrication facilities. These higher costs are expected to continue through the second quarter of 2013, and could re-occur due to these or other reasons, in the future.

We depend upon an outside contract manufacturer for a portion of the manufacturing process for some of our products. Our operations and revenue related to these products could be adversely affected if we encounter problems with this contract manufacturer.

Almost all of our other products are manufactured internally. However we also rely upon a contract manufacturer in Malaysia to produce the finished portion of a few of our products. Our reliance on a contract manufacturer for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality/controls and costs. For instance, recently our contract manufacturer has been unable to meet all of our customer demand in a timely fashion. Although we have not experienced any adverse impact from these delays, if these issues continue, they could have a materials adverse effect on the revenue from our products. If the contract manufacturer for our products were unable or unwilling to manufacture our products in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to our internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products would require us to reduce our supply products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these products and cause us to forego potential revenue opportunities.

Our revenues and costs may fluctuate over time, making it difficult to predict our future results of operations.

Our revenue, gross margin and results of operations have varied significantly and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. For instance, changes in gross margin may result from various factors, such as changes in pricing, changes in our fixed costs, changes in the cost of labor, changes in the mix of our products sold, changes in the amount of product manufactured versus the amount of product sold over time, and charges for excess and obsolete inventory. In addition, during 2012, we established a Russian subsidiary. However we have limited history operating in the Russian Federation, which makes it difficult to evaluate our business and financial prospects there. It is difficult for us to accurately forecast our future revenue and gross margin and plan expenses accordingly and, therefore, it is difficult for us to predict our future results of operations.

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

The communications networks industry is characterized by substantial investment in new technology and the development of diverse and changing technologies and industry standards. For example, new technologies are required to satisfy the emerging standards for 100Gbps, 400 Gbps and higher data transmission in communications networks.

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

In particular, we have developed new technologies and products that we believe are key components in our customers’ systems for 100Gbps data transmission. There are multiple modulation approaches for these systems and not all are likely to be equally successful. While we are shipping certain products for 100Gbps system designs today, many of our products for these systems are currently being qualified for use by our customers. Our ability to successfully qualify and scale capacity for these new technologies and products is important to our ability to grow our business and market presence. If we are unable to qualify and sell any of these products in volume on time, or at all, our results of operations may be adversely affected.

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

We depend on a limited number of suppliers for certain components and materials we have qualified to use in the manufacture of certain of our products. Some of these suppliers could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality, consistency, or business continuity issues. Some of these components and materials are available only from a sole source, or have been qualified only from a single source, although other sources may exist. For example, we use various types of adhesives that are sourced from various manufacturers, which presently are sole sources for these particular adhesives. Furthermore, there are a limited number of entities from which we could obtain certain other components and materials. We may also face component shortages if we experience increased demand for components beyond what our qualified suppliers can deliver. We have experienced component shortages from certain key suppliers, which has resulted and, if this occurs in the future, may result in an inability to meet customer demand, higher purchasing costs, or both. Although we engage in various actions to mitigate the impact of these shortages, any inability on our part to obtain sufficient quantities of critical components at reasonable costs could adversely affect our ability to meet demand for our products, which could cause our revenue, results of operations, or both to suffer.

Our customers generally restrict our ability to change the component parts in our modules without their approval. For more critical components, such as PICs, lasers and photo detectors, any changes may require repeating the entire qualification process. We typically have not entered into long-term or written agreements with our suppliers to guarantee the supply of the key components used in our products, and, therefore, our suppliers could stop supplying materials and equipment at any time or fail to supply adequate quantities of component parts on a timely basis. It is difficult, costly, time consuming and, on short notice, sometimes impossible for us to identify and qualify new component suppliers. The reliance on a sole supplier, single qualified vendor or limited number of suppliers could result in delivery and quality problems, reduced control over product pricing, reliability and performance and an inability to identify and qualify another supplier in a timely manner. We have in the past had to change suppliers, which has, in some instances, resulted in delays in product development and manufacturing and loss of revenue. Any such delays in the future may limit our ability to respond to changes in customer and market demands. Any supply deficiencies relating to the quality, quantities or timeliness of delivery of components that we use to manufacture our products could adversely affect our ability to fulfill our customer orders and our results of operations.

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

Policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation, unauthorized use or other infringement of our intellectual property rights. Further, we may not be able to effectively protect our intellectual property rights from misappropriation or other infringement in foreign countries where we have not applied for patent protections, and where effective patent, trademark, trade secret and other intellectual property laws may be unavailable, or may not protect our proprietary rights as fully as U.S. law. Particularly, our U.S. patents do not afford any intellectual property protection in China, Japan, Canada or Malaysia, where we have company operations, or in the Russian Federation, where we intend to expand operations. We seek to secure, to the extent possible, comparable intellectual property protections in China and other areas in which we operate. However, while we have issued patents and pending patent applications in China, portions of our intellectual property portfolio are not yet protected by patents in China. Moreover, the level of protection afforded by patent and other laws in countries such as China and Russia may not be comparable to that afforded in the U.S.

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

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the U.S. District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and us, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the co-defendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products in the U.S. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers and, therefore, are being utilized in such digital diagnostic standards. On March 23, 2010, we filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims asserting that Finisar has violated state and federal competition laws and violated its obligations to license on reasonable and non-discriminatory terms. On May 5, 2010, the court dismissed without prejudice all co-defendants (including us) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each co-defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against us. Since that time, we and Finisar entered into agreements that tolled our respective claims until Finisar resolved its litigation against certain other co-defendants, which litigation subsequently was resolved (commencing the tolling period with us).

In May 3, 2012, we and Finisar agreed to further toll our respective claims until the refiling of certain of the previously asserted claims from this dispute. As a result, Finisar is permitted to bring a new lawsuit against us if it chooses to do so, and we may bring new claims against Finisar upon seven days written notice prior to filing such claims.

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

In recent years, we have experienced significant growth through, among other things, internal expansion programs, product development and acquisitions of other businesses and products. Our business has expanded to numerous locations, both foreign and domestic, and as a result become more complex, more demanding of management’s attention and subject to more subject to new laws and regulations. If we fail to comply with new laws and regulations related to the expansion of our business, our business could suffer.

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

As part of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary businesses, products, services or technologies that we believe could accelerate our ability to compete in our existing markets or allow us to enter new markets. Any of these transactions could be material to our financial condition and results of operations. For instance, in October 2011, we completed the acquisition of Santur, a designer and manufacturer of InP-based PIC products, and in January 2013 we signed a definitive agreement to acquire the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd. (OCU). If we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

Acquisitions involve numerous risks, any of which could harm our business, including:

•

difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•	difficulties in managing and integrating different cultures with respect to our international acquisitions;

•	difficulties in realizing our expectations for the financial performance of the target company;

•	difficulties in supporting and transitioning customers, if any, of the target company;

•	diversion of financial and management resources from existing operations;

•	the incurrence of debt to provide capital for any cash-based acquisitions;

•

the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	risks of entering new markets in which we have limited or no experience;

•	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products;

•	exposure to environmental liabilities that have not yet been discovered associated with acquired businesses’ facilities;

•	expenses, distractions and actual or threatened claims or litigation resulting from acquisitions, whether or not they are completed;

•	inability to generate sufficient revenue to offset increased expenses association with any acquisition;

•	in the event of international acquisitions, risks associated with accounting and business practices that are different from applicable U.S. practices and requirements and

•	dilutive effect on our stock as a result of any equity-based acquisitions.

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

Failure to realize the anticipated benefits from our acquisition of Santur and our anticipated acquisition of OCU may affect our future results of operations and financial condition.

In connection with our acquisition of Santur and OCU, we have recently integrated Santur’s commercial operations and personnel into our existing infrastructure and intend to similarly integrate OCU’s business. If there are unexpected difficulties in our integration of these, the anticipated benefits of the transaction may not be realized or may take longer to realize than expected. The anticipated benefits of the acquisition could be materially reduced by a number of factors, including the following:

•	the future revenue and gross margins of the acquired products may be materially different from those we originally anticipated;

•	we could incur material unanticipated expenses;

•	the Santur or OCU products may not achieve the performance levels or specifications required by our customers;

•

we could have difficulty integrating and managing Santur’s and OCU’s international business locations in places where we did not previously have a significant or, in some cases, any business presence, including Malaysia, Canada and Japan;

•	claims or lawsuits may arise from the acquisition transaction or from Santur’s or OCU’s previous business operations;

•	we may experience difficulties in managing inventory and other operational processes in Santur’s and OCU’s former facilities that we acquire or lease as a result of the acquisitions;

•

we may experience difficulties in implementing effective internal controls over financial reporting as part of our integration of Santur and OCU, each of which was historically not subject as a stand-alone entity to the internal control requirements of a U.S. public company;

•	potential growth, expected financial results, perceived synergies and anticipated opportunities may not be realized through the ongoing integration of our Santur’s and OCU’s businesses;

•	we may face competition from existing customers as well as new competitors for legacy Santur or OCU products;

•

we could have difficulty implementing and maintaining financial reporting requirements for OCU’s previous business operations, which have not previously been previously audited nor subject to the internal compliance structure of a U.S. public company;

•	we could have difficulty implementing our existing management, production and accounting software and programs for OCU’s previous business operations;

•	we could incur costs associated with unknown environmental contamination of the real estate to be acquired from OCU; and

•	we could incur costs associated with new export or compliance issues associated with OCU products.

The occurrence of any or all of these events may have an adverse effect on our business and results of operations.

Natural disasters, terrorist attacks or other catastrophic events could harm our operations and our financial results.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. In addition, the combined effects of these natural disasters have created significant uncertainty, and it is possible that these events could result in reduced end user demand due to a specific location and the global economy; a slowdown of business or inability to manufacture products by our customers or others in the industry that are located in Thailand and/or Japan; a disruption to the global supply chain for products manufactured in Thailand and/or Japan that are included in the products either by us or by our customers; a disruption to manufacturing resulting from power shortages or other rationing of inputs to production; an increase in the cost of products that we purchase due to reduced supply; and other unforeseen impacts as a result of the uncertainty in Thailand and Japan.

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

Failure to realize the anticipated benefits from our planned expansion in the Russian Federation may affect our future results of operations and financial condition.

In connection with our raising capital in an April 2012 private placement of common stock, we have established a wholly-owned subsidiary and company operations in the Russian Federation. The establishment of successful operations in the Russian Federation will require significant capital expenditure in a short amount of time, particularly in 2013 and 2014, and will be in part dependent on the cooperation of the Russian government and other third parties. If there are delays in our efforts to establish operations in the Russian Federation, the anticipated benefits of our Russian expansion may not be realized or may take longer to realize than expected. The anticipated benefits of our Russian expansion could be materially reduced by a number of factors, including the following:

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

We are exposed to foreign exchange risks. Foreign currency fluctuations may adversely affect our revenue and our costs and expenses, and hence our results of operations. A substantial portion of our business is conducted through our subsidiaries based in China, whose functional currency is the RMB. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since July 21, 2005, the RMB has no longer been pegged solely to the value of the U.S. dollar. Instead, the RMB is now pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 1.0% each day (which may further widen in the future). This change in policy has resulted in approximately 31% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2012. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which may result in a further and more significant appreciation of the RMB against the U.S. dollar. In the long term, the RMB may appreciate or depreciate significantly in value against the U.S. dollar, depending upon the fluctuation of the basket of currencies against which it is currently valued, or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the RMB against the U.S. dollar.

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

While we generate a significant portion of our revenue in RMB, conversely, a majority of our operating expenses are in U.S. dollars. Therefore, any depreciation in the RMB against the U.S. dollar would adversely impact our revenue upon translation to U.S. dollars, but the positive impact on operating expenses would be less. This would result in an overall adverse effect on our results of operations and financial position. For example, for the year ended December 31, 2012, a 10% depreciation in RMB against the U.S. dollar would have resulted in an $9.9 million decrease in our revenue and a $0.7 million increase in our net loss for the period. Comparatively, for the year ended December 31, 2011, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $11.2 million decrease in our revenue and a $0.7 million decrease in our net loss for the period.

In 2013, we expect to transact in currencies that have had historical volatility, including Japanese Yen and Russian Rubles. Fluctuations in the exchange rates of these currencies may cause us to recognize additional transaction gains or losses which could impact our results of operations.

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of this report, our management identified a material weakness in our internal control over financial reporting related to the reconciliation of inventory count results to the Company’s accounting records as of December 31, 2012 primarily in our Fremont, California facility which was a former facility of Santur (a company we acquired in 2011). A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see “Item 9A. Controls and Procedures.”

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. Beginning with the year ended December 31, 2011, we are required to comply with the internal control requirements of the Sarbanes-Oxley Act of 2002. In addition, we may experience difficulties in implementing effective internal controls over financial reporting as part of our integration of Santur and OCU. Santur and OCU have historically been private companies and not subject as stand-alone entities to the internal control requirements of a U.S. public company. We could also experience unanticipated additional operating costs in implementing and managing effective internal controls over financing reporting at the former Santur and OCU facilities and operations, which could adversely affect our financial performance.

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

As of December 31, 2012, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $205.3 million and $144.9 million, respectively. As these net operating losses have not been utilized, a portion has begun to expire in the current year. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized.

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

We may utilize conflict minerals in our production or rely on suppliers who utilize conflict minerals in their production, and the use of such conflict minerals may negatively impact our results of operations.

In August 2012, the U.S. Securities and Exchange Commission adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding reporting obligations for the use of conflict minerals originating in the Democratic Republic of the Congo and adjoining countries, and beginning on January 1, 2013, we became subject to these reporting obligations. In connection with these requirements, we have been contacted by several customers and suppliers regarding the new conflict mineral rules and reporting obligations and are working with these customers and suppliers to implement any necessary or requested compliance programs. As a result of these new rules, our results in operations may suffer for a variety of reasons, including:

•	difficulty in obtaining supplies that are conflict-free;

•	shipping delays or the cancellation of orders for our products;

•	costs associated with the implementation of the conflict minerals reporting obligations; and

•	reputational damage in the event that we determine our products do incorporate conflict minerals or cannot be verified as not incorporating conflict minerals.

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

Risks related to our operations in China

Our business operations conducted in China are critical to our success. A total of $121.2 million, or 49%, of our revenue in 2012 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our property, plant and equipment, 59% as of December 31, 2012, is located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

Adverse changes in economic and political policies in China, or Chinese laws or regulations could have a material adverse effect on business conditions and the overall economic growth of China, which could adversely affect our business.

The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. In November 2012 China’s Communist Party announced the selection of a new Politburo Standing Committee, which controls government operations in China, and this recent change in leadership may affect Chinese laws or regulations in a manner that would adversely affect our business as set forth in this risk factor. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China’s economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. Moreover, the laws, regulations and legal requirements in China, including the laws that apply to foreign-invested enterprises are relatively new and are subject to frequent changes. The interpretation and enforcement of such laws is uncertain. Any adverse changes to these laws, regulations and legal requirements, including tax laws, or their interpretation or enforcement, or the creation of new laws or regulations relating to our business, could have a material adverse effect on our business.

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

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has experienced higher costs due to increased wages. We were required to pay additional employee benefits taxes beginning in late 2010 and were subject to increases in the minimum wage for hourly workers in 2011 and 2012. We will be subject to an increase in the minimum wage in 2013, and expect that we will be required to increase wages and/or be subject to further increase in personnel costs on taxes in the future due to market conditions and/or government mandates. If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

The termination, expiration or unavailability of our preferential income tax treatment in China may have a material adverse effect on our operating results.

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. In accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises, effective through December 31, 2007, our subsidiaries in China enjoyed preferential income tax rates. Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our subsidiaries in China may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Currently, we have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential rate applied to 2012, 2011 and 2010. We realized benefits from this 10% reduction in tax rate of $0.9 million, $0.4 million and $1.7 million for 2012, 2011 and 2010, respectively. The preferential rate has been approved to remain at 15% for 2013 and 2014. In order to retain the preferential rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

Our subsidiaries in China may be subject to restrictions on dividend payments, on making other payments to us or any other affiliated company, and on borrowing or allocating tax losses among our subsidiaries.

Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital, as well as to allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. As of December 31, 2012, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. The statutory common reserves are not distributable as cash dividends except in the event of liquidation. In addition, current Chinese regulations prohibit inter-company borrowings or allocation of tax losses among subsidiaries in China. Further, if our subsidiaries in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Accordingly, we may not be able to move our capital easily, which could harm our business.

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

In August 2008, SAFE promulgated the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Circular 142, a notice regulating the conversion by foreign-invested enterprises or FIE of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within China unless specifically provided for otherwise. In addition, SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a FIE. The use of such RMB may not be changed without approval from SAFE. Violations of Circular 142 may result in severe penalties, including substantial fines set forth in the Foreign Exchange Administration Regulations. As a result of Circular 142, our subsidiaries in China may not be able to convert our capital contributions to them into RMB for equity investments or acquisitions in China.

Uncertainties with respect to China’s legal system could adversely affect the legal protection available to us.

Our operations in China are governed by Chinese laws and regulations. Our subsidiaries in China are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. China’s legal system is a civil law system based on written statutes. Unlike common law systems, it is a legal system where decided legal cases have limited value as precedents. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully-integrated legal system, and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties, including regional variations within China. For example, we may have to resort to administrative and court proceedings to enforce the legal protection under contracts or law. However, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contract terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we would receive compared to more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into with our distributors, business partners, customers and suppliers. In addition, protections of intellectual property rights and confidentiality in China may not be as effective as in the U.S. or other countries or regions with more developed legal systems. Furthermore, the legal system in China is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. All the uncertainties described above could limit the legal protections available to us and could materially and adversely affect our business and operations.

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

On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese residents who are granted stock options by an overseas publicly-listed company are required, through a Chinese agent or Chinese subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures. We and our Chinese employees who have been granted stock options are subject to the Stock Option Rule. We have completed the process of registering our stock option and appreciation plans with SAFE. On February 20, 2012, SAFE issued the Circular on Relevant Issues concerning Foreign Exchange Administration for Individuals in PRC Participating in Equity Incentive Plan of Overseas-Listed Companies, or Circular 7, which provides detailed procedures for conducting foreign exchange matters related to domestic individuals’ participation in the equity incentive plans of overseas listed companies and supersedes the Stock Option Rule in its entirety. If we or our optionees in China fail to comply with the applicable regulations, we or our optionees in China may be subject to fines and legal sanctions. Several of our employees in China have exercised their stock options prior to our becoming an overseas publicly-listed company. Since there is not yet a clear regulation on how and whether Chinese employees can exercise their stock options granted by overseas private companies, it is unclear whether such exercises were permitted by Chinese laws and it is uncertain how SAFE or other government authorities will interpret or administer such regulations. Therefore, we cannot predict how such exercises will affect our business or operations. For example, we may be subject to more stringent review and approval processes with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may affect our results of operations and financial condition.

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

The State Administration of Taxation has issued several circulars concerning employee stock options. Under these circulars, our Chinese employees (which could include both employees in China and expatriate employees subject to individual income tax in China) who exercise stock options will be subject to individual income tax in China. Our subsidiaries in China have obligations to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. However, since there was not yet a clear regulation on how and whether Chinese employees could exercise stock options granted by overseas private companies and how Chinese employers shall withhold and pay individual taxes, the relevant tax authority verbally advised us that due to the difficulty in determining the fair market value of our shares as a private company, we did not need to withhold and pay the individual income tax for the exercises until after we completed our initial public offering in February 2011. Thus, we have not withheld or paid the individual income tax for the option exercises through the date of our initial public offering. However, we cannot assure you that the Chinese tax authorities will not act otherwise and request us to pay the individual income tax immediately and impose sanctions on us.

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

From time to time, we may make loans or additional capital contributions to our China subsidiaries. Any loans to our China subsidiaries are subject to China regulations and approvals. For example, any loans to our China subsidiaries to finance their activities cannot exceed statutory limits, must be registered with SAFE, or its local counterpart, and must be approved by the relevant government authorities. Any capital contributions to our

China subsidiaries must be approved by the Ministry of Commerce of China or its local counterpart. In addition, under Circular 142, our China subsidiaries, as FIEs, may not be able to convert our capital contributions to them into RMB for equity investments or acquisitions in China.

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

The EIT Law and the implementation regulations provide that a 10% withholding tax may apply to dividends payable to investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within China and in the absence of any tax treaty that may reduce such withholding tax rate. The comprehensive Double Taxation Arrangement between China and Hong Kong generally reduces the withholding tax on dividends paid from a Chinese company to a Hong Kong company to 5%. Dividends paid to us by our Chinese subsidiaries will be subject to Chinese withholding tax if, as expected, we are considered a “non-resident enterprise” under the EIT Law. If dividends from our Chinese subsidiaries are subject to Chinese withholding tax, our financial condition may be adversely impacted to the extent of such tax.

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

Under the EIT Law and implementation regulations issued by the State Council, a 10% withholding tax is applicable to dividends payable to investors that are “non-resident enterprises.” Similarly, any gain realized on the transfer of common stock by such investors is also subject to a 10% withholding tax if such gain is regarded as income derived from sources within China. If we are determined to be a “resident enterprise,” dividends and other income we pay on our common stock, or the gain you may realize from the transfer of our common stock, would be treated as income derived from sources within China. If we are required under the EIT Law to withhold tax from dividends payable to investors that are “non-resident enterprises,” or if a gain realized on the transfer of our common stock is subject to withholding, the value of your investment in our common stock may be materially and adversely affected.

Our contractual arrangements with our subsidiaries in China may be subject to audit or challenge by the Chinese tax authorities, and a finding that our subsidiaries in China owe additional taxes could substantially reduce our net income and the value of our stockholders’ investment.

Under the applicable laws and regulations in China, arrangements and transactions among related parties may be subject to audit or challenge by the Chinese tax authorities. We would be subject to adverse tax consequences if the Chinese tax authorities were to determine that the contracts with or between our subsidiaries were not executed on an arm’s length basis, and as a result the Chinese tax authorities could require that our Chinese subsidiaries adjust their taxable income upward for Chinese tax purposes. Such an adjustment could adversely affect us by increasing our tax expenses.

Because a substantial portion of our business is located in China, we may have difficulty maintaining adequate management, legal and financial controls, which we are required to do in order to comply with Section 404 of the Sarbanes-Oxley Act and securities laws, and which could cause a material adverse impact on our consolidated financial statements, the trading price of our common stock and our business.

Chinese companies have historically not adopted a western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. Most of our middle and top management staff in China are not educated and trained in the western system, and we may have difficulty hiring new employees in China with experience and expertise relating to accounting principles generally accepted in the U.S. and U.S. public-company reporting requirements. As a result of these factors, we may experience difficulty in maintaining management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. public-company reporting requirements. We may, in turn, experience difficulties in maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. This may result in material weaknesses in our internal controls which could impact the reliability of our consolidated financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act. Any such material weaknesses or lack of compliance with SEC rules and regulations could result in restatements of our historical consolidated financial statements, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded. This could lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a material adverse effect on our reputation and business.

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

The Shenzhen municipal government, effective December 2010, issued a measure to require all government agencies, public institutions, and enterprises in Shenzhen to pay a monthly housing fund. The housing fund is designed to enhance the welfare and increase the funds available to Shenzhen employees when buying, building, renovating, or overhauling owner-occupied houses. Employee and employers are required to make equal contributions to the housing fund, which can range between 5% and 20% of the employees’ average salary of the most recent year and we commenced making these contributions in the fourth quarter of 2010.

From time to time, the Chinese government has implemented requirements to increase the minimum wage for employees in China. These requirements have resulted in the past, and may result in the future, in higher employee costs for our personnel in China. For example, the minimum wage in Shenzhen increased by 20% in April 2011 and 14% in February 2012. We were required to increase wages to comply with these requirements and it may be necessary for us to increase wages more than the minimum wage adjustment requires due to market conditions or additional government mandates. If labor costs in China continue to increase, our gross margins, profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with personnel costs or manufacturing in traditionally higher cost countries may be diminished. These newly introduced laws and regulations may materially increase the costs of our operations in China.

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

We may be exposed to liabilities under the FCPA and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act of 1977, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make the majority of our sales in China. China also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents or distributors, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

As of February 28, 2013, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 52% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

Our properties consist primarily of owned and leased office and manufacturing facilities. Our corporate headquarters are located in San Jose, California and our manufacturing facilities are located in Shenzhen, China. The following schedule presents the approximate square footage of our facilities as of December 31, 2012:

Location	Square Feet	Commitment and Use
San Jose, California	63,526	Leased; 2 buildings, 24,212 square feet expiring in October 2015 and 39,314 square feet expiring in October 2019. Used for corporate headquarters offices and wafer fabrication.

Fremont, California	53,175	Leased; 2 buildings, 19,175 square feet expiring in June 2016 and 34,000 square feet expiring in June 2016. Used for wafer fabrication and research and development.

Shenzhen, China	236,715	Owned; 1 building and 1 floor of a building. Used for manufacturing, research and development, and sales and marketing.

Shenzhen, China	117,639	Leased; 4 buildings, expiring on various dates ranging from February 2013 to October 2013. Used for staff dormitory.

Dongguan, China	84,217	Leased; 1 building and 5 floors, 56,737 square feet expiring in May 2014 and 27,480 square feet expiring in May 2015. Used for manufacturing.

In addition, we lease a number of smaller offices in China, Japan and Canada for warehouse, manufacturing, research and other functions.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this Annual Report on Form 10-K, other than as described below, we are not involved in any pending legal proceedings that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. However, as described below, a certain dispute involves a claim by a third party that our activities infringe their intellectual property rights. This and other types of intellectual property rights claims generally involve the demand by a third party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. Claims that our products or processes infringe or misappropriate any third-party intellectual property rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time, we may pursue litigation to assert our intellectual property rights. Regardless of the merit or resolution of any such litigation, complex intellectual property litigation is generally costly and diverts the efforts and attention of our management and technical personnel which could adversely affect our business.

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the U.S. District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and us, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the codefendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers, and, therefore, are being utilized in such digital diagnostic standards. On March 23, 2010, we filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims asserting that Finisar has violated state and federal competition laws and violated our obligations to license on reasonable and non-discriminatory terms. On May 5, 2010, the court dismissed without prejudice all co-defendants (including us) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against us. We and Finisar had agreed to suspend our respective claims for a 90 day period and not to refile the originally asserted claims against each other until one or more specified events occur resulting in the partial or complete resolution of the litigation between Source Photonics and Finisar. On September 10, 2010, Source Photonics and Finisar settled their lawsuit, commencing the suspension period, which ended in December 2010. On January 18, 2011, we and Finisar again agreed to suspend our respective claims and not to refile the originally asserted claims against each other until at least 90 days after one or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. This tolling period expired on April 30, 2012. On May 3, 2012 we and Finisar agreed to further toll our respective claims until the refiling of certain of the previously asserted claims from this dispute. As a result, Finisar is permitted to bring a new lawsuit against us if it chooses to do so, and we may bring new claims against Finisar upon seven days written notice prior to filing such claims.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 2, 2011, the effective date of our Registration Statement on Form S-1 (File No. 333-166096), our common stock began to trade on the New York Stock Exchange under the symbol “NPTN”. Prior to that time, there was no public market for our common stock. As of February 28, 2013, there were approximately 224 holders of record of our common stock (not including beneficial holders of our common stock holder in street names). We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, consent from our existing credit facility lender in the U.S., and other factors our board of directors may deem relevant.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	Low	High
Fiscal Year 2011:
First Quarter (February 2, 2011 through March 31, 2011)	$8.29	$20.94
Second Quarter	$6.18	$12.18
Third Quarter	$5.46	$8.20
Fourth Quarter	$3.63	$6.90
Fiscal Year 2012:
First Quarter	$4.50	$6.38
Second Quarter	$3.92	$5.50
Third Quarter	$4.67	$6.08
Fourth Quarter	$4.90	$5.99

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

	NeoPhotonics	S&P 500	NASDAQ Telecom
2/2/2011	$100.00	$100.00	$100.00
03/31/11	$85.36	$101.67	$94.09
06/30/11	$52.23	$101.27	$89.23
09/30/11	$51.92	$86.76	$74.82
12/31/11	$34.57	$96.44	$82.75
03/31/12	$35.70	$108.01	$92.96
06/30/12	$37.28	$104.46	$77.56
09/30/12	$44.08	$110.48	$83.45
12/31/12	$43.32	$109.37	$84.40

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). As of December 31, 2012, we had used the entire net proceeds for working capital, the continued expansion of our existing business and general corporate purposes including the repayment of outstanding indebtedness, investments in available-for-sale securities, and the acquisition of complementary businesses, products, services, or technologies, such as the acquisition of Santur.

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

We derived the consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data and the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

In the fourth quarter of 2011, we initiated a plan to sell a component of our business, Shenzhen Photon Broadband Technology Co., Ltd. (Broadband), a subsidiary in China. In January 2012, we entered into a purchase agreement with a third party to dispose of our 100% equity interest in Broadband for a total cash consideration of RMB 13.0 million ($2.1 million), and the transaction closed in March 2012. As such, the net assets of Broadband are classified as held-for-sale in our consolidated balance sheets and the results of operations associated with Broadband are presented as discontinued operations in our consolidated statements of operations for all periods presented.

	Years ended December 31,
Consolidated Statement of Operations Data:	2012	2011 (1)	2010	2009	2008
	(in thousands, except share and per share data)
Revenue	$245,423	$201,029	$177,679	$145,286	$120,869
Cost of goods sold	184,163	150,944	123,373	106,833	100,075

Gross profit	61,260	50,085	54,306	38,453	20,794
Operating expenses:
Research and development	38,288	30,855	20,962	16,545	20,480
Sales and marketing	13,241	11,686	9,078	7,634	8,837
General and administrative	25,808	21,900	16,628	14,673	13,798
Amortization of purchased intangible assets	1,316	994	1,144	1,137	1,665
Adjustment to fair value of contingent consideration (2)	(554)	(1,287)	0	0	0
Goodwill impairment charges (3)	0	13,106	0	0	0
Asset impairment charges (4)	0	0	0	1,233	4,047
Restructuring charges (5)	68	1,297	0	0	1,383

Total operating expenses	78,167	78,551	47,812	41,222	50,210

Income (loss) from operations	(16,907)	(28,466)	6,494	(2,769)	(29,416)

Interest income	592	407	187	340	433
Interest expense	(568)	(422)	(612)	(873)	(1,480)
Other income (expense), net	575	14,246	(108)	(60)	524

Interest and other income (expense), net (6)	599	14,231	(533)	(593)	(523)
Benefit from (provision for) income taxes	(1,364)	(1,155)	(2,289)	(1,465)	1,579

Income (loss) from continuing operations	$(17,672)	$(15,390)	$3,672	$(4,827)	$(28,360)

Basic and diluted net income (loss) per share from continuing operations attributable to NeoPhotonics Corporation common stockholders: (7)	$(0.62)	$(1.45)	$0.00	$(2.60)	$(14.96)

	Years ended December 31,
Consolidated Balance Sheet Data:	2012	2011	2010	2009	2008
	(in thousands)
Cash and cash equivalents	$36,940	$32,321	$24,659	$41,781	$27,248
Restricted cash	$2,626	$3,227	$2,828	$2,609	$1,516
Short-term investments	$64,301	$54,063	$0	$0	$0
Working capital (8)	$152,374	$124,199	$44,129	$44,167	$30,583
Net assets held for sale	$0	$173	$1,932	$1,910	$4,748
Total assets	$295,632	$277,049	$172,495	$162,248	$154,776
Long-term debt (including current portion)	$22,167	$27,166	$8,836	$8,147	$17,740
Redeemable convertible preferred stock (9)	$0	$0	$211,541	$205,450	$196,430
Redeemable common stock	$5,000	$0	$0	$0	$0
Common stock and additional paid-in capital (9)	$434,072	$392,854	$93,354	$91,899	$91,281
Total equity (deficit)	$197,818	$173,654	$(109,638)	$(119,582)	$(113,023)

(1)	We acquired Santur on October 12, 2011 and its results of operations are included from the date of acquisition.
(2)	In connection with our acquisition of Santur, we may be required to pay an earn out of up to an additional $7.5 million in cash, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration was measured at the date of acquisition and is subject to remeasurement each reporting period.
(3)	Due to the decrease in our market capitalization as of the end of the fourth quarter of 2011, we determined that the indicators of impairment existed and that the carrying value of our goodwill was not recoverable. As a result, we recorded a goodwill impairment charge of $13.1 million, of which $8.8 million was related to the acquisition of Santur in October 2011.
(4)	In 2008, we recorded asset impairment charges relating to intangible assets of $3.3 million and property and equipment of $0.7 million, both triggered by our decision to discontinue development of a product relating to our acquisition of Paxera Corporation in 2006. In 2009, we entered into an agreement to sell our ownership interest in Shenzhen Archcom Technology Co., Ltd, or Archcom, for less than our share of the net assets of Archcom and, as a result, we recognized an impairment charge of $0.8 million. In 2009, we also recorded an asset impairment charge of $0.4 million resulting from the write-off of machinery and equipment no longer in use.
(5)	In 2011, we implemented a restructuring plan designed to reduce our research and development expenses. As a result, we recorded $1.3 million of restructuring expense for severance and benefits. In 2008, we initiated a restructuring plan as part of a companywide cost saving initiative aimed to reduce operating costs by moving manufacturing operations from the U.S. to our primary subsidiary in China. As a result, we recorded $1.4 million of restructuring expense in 2008, primarily related to severance costs resulting from the involuntary termination of employees located in the U.S. and China.
(6)	In 2010, we purchased shares of Ignis ASA (“Ignis”), a Norwegian company traded on the Oslo Borse (Norway stock exchange) for $8.1 million. In 2011, we sold our shares in Ignis for $21.3 million and recognized a gain of $13.8 million. The gain was recognized as other income in the consolidated statement of operations for the year ended December 31, 2011.
(7)	We apply the two-class method of computing net income (loss) per share. In addition, our computation of net income (loss) per share takes into account the accretion and deemed dividend associated with our preferred stock beneficial conversation feature and excludes net income (loss) attributable to noncontrolling interest. For further information, see Note 5 to the Consolidated Financial Statements.
(8)	Working capital is defined as total current assets less total current liabilities.
(9)	In connection with the closing of our initial public offering, all of the shares of Series 1, Series 2, Series 3 and Series X preferred stock outstanding automatically converted into shares of common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business overview

We are a leading designer and manufacturer of photonic integrated circuit, or PIC-based optoelectronic modules and subsystems for bandwidth-intensive, high-speed communications networks.

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

In October 2011, we acquired Santur Corporation, a designer and manufacturer of Indium Phosphide (InP) based PIC products. The acquisition of Santure enhances the Company’s position in PIC-based modules and subsystmes for high speed networks.

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

In the fourth quarter of 2011, we initiated a plan to sell a component of our business, Shenzhen Photon Broadband Technology Co., Ltd. (Broadband), a subsidiary in China. In January 2012, we entered into a purchase agreement with a third party to dispose of our 100% equity interest in Broadband for a total cash consideration of RMB 13.0 million ($2.1 million), and the transaction closed in March 2012. The net assets of Broadband were classified as held-for-sale in our 2011 consolidated balance sheets and the results of operations associated with Broadband are presented as discontinued operations in our consolidated statements of operations for all periods presented. Unless otherwise indicated, all discussions relate to our continuing operations. As a result of the sale of a component of our business in the first quarter of 2012, our audited consolidated financial statements, accompanying notes and other information provided in this Form 10-K reflect Broadband as a discontinued operation for all periods presented.

In 2012, our revenue growth of 22% over the prior-year was driven primarily by increasing in demand for our 40Gbps and 100Gbps speed products, which grew by over 300% over the prior year, as carriers continued to accelerate deployment of high capacity optical transport networks. We operated a sales model that focused on direct alignment with our customers through coordination of our sales, product engineering and manufacturing teams. Our sales and marketing organizations supported our strategy of increasing product penetration with our Tier 1 customers while also serving our broader customer base. We used a direct sales force in the U.S., China, Canada, Israel, Japan, the Russian Federation and the European Union. These individuals worked with our product engineers, and product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs. We also engaged independent commissioned representatives worldwide to extend our global reach.

We expect to continue experiencing competition from companies that range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We anticipate macroeconomic conditions, including the slow recovery in the U.S., European sovereign debt issues, and concerns relating to inflation in China, could impact our Company’s results. On January 22, 2013, we signed a definitive agreement to acquire the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd. (OCU). OCU is a leading provider of lasers, drivers, and detectors for high speed 100G applications located in Japan. When closed, we believe this acquisition will enhance our competitive position in 100G products. We expect this transaction to be completed in the first or second quarter of 2013.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and cash flow, and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, stock-based compensation expense, impairment analysis of goodwill and long-lived assets, valuation of inventory, warranty liabilities and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

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

We recognize revenue when the product is shipped and title has transferred to the buyer. We bear all costs and risks of loss or damage to the goods up to that point. On most orders, our terms of sale provide that title passes to the buyer upon shipment by us. In certain cases, our terms of sale may provide that title passes to the buyer upon delivery of the goods to the buyer. Revenue related to the sale of consignment inventory at vendor managed locations is not recognized until the product is pulled from inventory stock by customers. We determine payments made to third-party sales representatives are appropriately recorded to sales and marketing expense and not a reduction of revenue as the sales agent services they provide have an identifiable benefit and are made at similar rates of other sales agent service providers. Shipping and handling costs are included in the cost of goods sold. We present revenue net of sales taxes and any similar assessments.

Stock-based compensation expense

We grant stock options, stock purchase rights, stock appreciation units and restricted stock units to employees and directors. The stock-based awards are accounted for at fair value as of the measurement date. For stock options and restricted stock units, the measurement date is the grant date and for stock purchase rights the measurement date is the first day of the offering period. Stock appreciation units are subject to re-measurement each reporting period.

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

We account for stock-based compensation using the Black-Scholes-Merton option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the option-pricing models change, our stock-based compensation expense could change on our consolidated financial statements.

Goodwill

Goodwill is assessed for impairment annually or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. In fiscal year 2012, the Financial Accounting Standards Board (“FASB”) amended its guidance to simplify testing goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. We performed our annual goodwill impairment tests on December 31, 2011. We recognized a goodwill impairment charge of $13.1 million due to a decline in our market capitalization during the fourth quarter of 2011, the result of which is that we do not have any goodwill on our consolidated balance sheets as of December 31, 2011 and 2012.

Long-lived assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. If our estimates regarding future cash flows derived from such assets were to change, we may record an impairment to the value of these assets. We did not record any asset impairment charges during the years ended December 31, 2012, 2011 or 2010.

Valuation of inventories

We record inventories at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventories in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs which would be charged to cost of goods sold. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles. Increases to the provision for excess and obsolete inventory are charged to cost of goods sold. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, it will result in lower costs and higher gross margin for those products. Any write-downs would have an adverse impact on our gross margin. During the years ended December 31, 2012, 2011 and 2010, we recorded excess and obsolete inventory charges of $3.1 million, $0.6 million and $1.2 million, respectively.

Warranty liabilities

We provide warranties to cover defects in workmanship, materials and manufacturing of our products for a period of one to two years to meet stated functionality specifications. From time to time, we have agreed, and may agree, to warranty provisions providing for extended terms or with a greater scope. We test products against specified functionality requirements prior to delivery, but we nevertheless from time to time experience claims under our warranty guarantees. We accrue for estimated warranty costs under those guarantees based upon historical experience, and for specific items at the time their existence is known and the amounts are determinable. We charge a provision for estimated future costs related to warranty activities to cost of goods sold based upon historical product failure rates and historical costs incurred in correcting product failures. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin and profitability would be adversely affected. We recorded warranty expense of $0.1 million, $0.4 million and $0.2 million for each of the years ended December 31, 2012, 2011 and 2010, respectively.

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

Results of operations

The following table presents certain Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2012	2011	2010
Revenue	100%	100%	100%
Cost of goods sold	75	75	69

Gross profit	25	25	31
Operating expenses:
Research and development	16	15	12
Sales and marketing	5	6	5
General and administrative	10	11	9
Amortization of purchased intangible assets	1	0	1
Adjustment to fair value of contingent consideration	(0)	(1)	0
Goodwill impairment charges	0	7	0
Restructuring charges	0	1	0

Total operating expenses	32	39	27

Income (loss) from operations	(7)	(14)	4

Interest income	0	0	0
Interest expense	0	0	0
Other income (expense), net	0	7	0

Total interest and other income (expense), net	0	7	0

Income (loss) before income taxes	(7)	(7)	4
Provision for income taxes	(1)	(1)	(1)

Income (loss) from continuing operations	(8)	(8)	3
Income (loss) from discontinued operations, net of tax	0	0	0

Net income (loss)	(8)%	(8)%	3%

Revenue

(in thousands, except percentages)	2012	% Change 2011 to 2012	2011	% Change 2010 to 2011	2010
Total revenue	$245,423	22%	$201,029	13%	$177,679

We sell substantially all of our products to original equipment manufacturers, or OEMs. We recognize revenue upon delivery of our product to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in Chinese Renminbi (“RMB”) or U.S. dollars. Revenue is driven by the volume of shipments and may be impacted by pricing pressures. We have generated most of our revenue from a limited number of customers. Given the high concentration of network equipment vendors in our industry, our top ten customers represented 90%, 91% and 92% of our revenue in 2012, 2011 and 2010, respectively. In 2012, we made substantial progress to reduce customer concentration. For the year ended December 2012, Huawei, Alcatel-Lucent SA and Ciena Corporation accounted for 36%, 16% and 15% of our total revenue, respectively. For the year ended December 31, 2011, Huawei accounted for 51% of our total revenue. For the year ended December 31, 2010, Huawei and Alcatel-Lucent SA accounted for 50% and 10% of our total revenue. No other customers accounted for 10% or more of our total revenue in any year presented. For the year ended December 31, 2012, 2011 and 2010, our sales from our China-based subsidiaries, the majority of which were denominated in RMB were 49%, 64% and 57%, respectively.

Total revenue increased by $44.4 million in 2012 compared to 2011, representing a 22% increase. This increase in revenue was primarily attributable to growth in our high speed 100G and 40G products which generally have higher average selling prices as compared to more mature products. Our high speed 100G products grew more than 300% from 2011 to 2012. Total revenue increased by $23.4 million in 2011 compared to 2010, representing a 13% increase. The increase in revenue was primarily attributable to increases in demand for our products as carriers continued to deploy fiber-to-home solutions and deploy 40Gbps, 100Gbps and other telecom networks. On a global basis, in 2012 we experienced greater revenue growth from Western customers compared to customers located in China, while in 2011 the increase in revenue was primarily realized in China and to a lesser extent in the U.S.

In 2013, we expect our revenue to continue to grow. We also expect that a significant portion of our revenue will continue to be derived from a limited number of customers, as a result of growth in purchases by our key China, U.S. and European customers. As a result, the loss of, or a significant reduction in orders from our largest customer, Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations. We expect a significant portion of our sales to continue to be denominated in RMB, and therefore may be affected by changes in foreign exchange rates.

Cost of goods sold and gross profit

(in thousands, except percentages)	2012	% Change 2011 to 2012	2011	% Change 2010 to 2011	2010
Cost of goods sold	$184,163	22%	$150,944	22%	$123,373
Gross profit	$61,260	22%	$50,085	(8)%	$54,306

Gross profit represents net sales less cost of goods sold. Our cost of goods sold consists primarily of the cost to produce wafers and to manufacture and test our products. Additionally, our cost of goods sold includes stock-based compensation, reserves for excess and obsolete inventory, royalty payments, amortization of certain purchased intangible assets and acquisition-related fair value adjustments, and warranty, shipping and allocated facilities costs.

Gross profit increased by $11.2 million in 2012 compared to 2011, and was primarily due to sales mix and growth in our 40G and 100G products, given these products tend to have higher margins on average compared to our other products. Gross profit decreased by $4.2 million in 2011 compared to 2010, and was primarily due to additional cost of goods sold of $6.4 million including amortization of intangible and other fixed manufacturing costs associated with the acquisition of Santur in 2011. The impact from the acquisition of Santur in 2011 was partially offset by overall continuous pricing reductions in material purchases and higher efficiencies in manufacturing.

We expect that our gross profit is likely to continue to fluctuate due to a variety of factors, including the introduction of new products, production volume, production volume compared to sales over time, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, revaluation of stock appreciation unit awards that are impacted by our stock price, and any reserves for excess and obsolete inventories. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate particularly in the quarters in which the negotiations occurred. We strive to increase our gross margin as we seek to manage the costs of our supply chain and increase productivity in our manufacturing processes.

Operating expenses

(in thousands, except percentages)	2012	% Change 2011 to 2012	2011	% Change 2010 to 2011	2010
Research and development	$38,288	24%	$30,855	47%	$20,962
Sales and marketing	13,241	13%	11,686	29%	9,078
General and administrative	25,808	18%	21,900	32%	16,628
Amortization of purchase intangible assets	1,316	32%	994	(13)%	1,144
Adjustment to fair value of contingent consideration	(554)	(57)%	(1,287)	(100)%	0
Goodwill impairment charges	0	(100)%	13,106	100%	0
Restructuring charges	68	(95)%	1,297	100%	0

Total operating expenses	$78,167	0%	$78,551	64%	$47,812

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased by $7.4 million in 2012 compared to 2011, representing a 24% increase. This increase was primarily due to a $4.6 million increase in additional compensation and employee-related costs mainly due to the acquisition of Santur in the fourth quarter of 2011, $1.6 million increase in depreciation expense and $0.8 million increase in stock-based compensation expense.

Research and development expense increased by $9.9 million in 2011 compared to 2010, representing a 47% increase. This increase was primarily due to a $5.9 million increase in additional compensation and employee-related costs as a result of increased headcount and our acquisition of Santur, and a $1.0 million per quarter increase in material consumption, facility costs and equipment usage to support our research and development projects.

We believe that investments in research and development are important to help meet our strategic objectives. In 2013, we plan to continue to invest in research and development and new products that will further enhance our competitive position. As a percentage of total revenue, our research and development expense may vary as our investment levels and revenue change over time.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs and services and facility costs.

Sales and marketing expense increased by $1.6 million in 2012 compared to 2011, representing a 13% increase. This increase was primarily due to a $0.9 million increase in additional compensation and employee-related costs as a result of increased headcount.

Sales and marketing expense increased by $2.6 million in 2011 compared to 2010, representing a 29% increase. This increase was primarily due to additional compensation and employee-related costs as a result of increased headcount and our acquisition of Santur.

We expect our sales and marketing expense to grow modestly in 2013 as our business continues to expand geographically. As a percentage of total revenue, our sales and marketing expense may vary as our revenue changes over time.

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

General and administrative expense increased by $3.9 million in 2012 compared to 2011, representing an 18% increase. This was primarily due to a $1.8 million increase in depreciation expenses as a result of the acquisition of Santur, a $1.6 million increase in compensation and employee-related costs, and a $1.0 million increase in accounting system upgrades.

General and administrative expense increased by $5.3 million in 2011 compared to 2010, representing a 32% increase. This was primarily due to a $2.7 million increase in additional compensation and employee-related costs as a result of higher headcount, a $1.0 million increase in business tax mainly related to city construction tax and educational surtax as required by the Chinese government, a $1.0 million increase in facilities-related costs, and a $0.7 million increase in professional services expense related to public company compliance expenses and legal fees.

We expect our general and administrative expense to grow modestly in 2013 as our business continues to expand. As a percentage of total revenue, our general and administrative expense may vary as our revenue changes over time.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology and patents and leasehold interests are included within cost of goods sold, while customer relationships and noncompete agreements are recorded within operating expenses.

Amortization of purchased intangible assets increased by $0.3 million in 2012 compared to 2011, representing a 32% increase. This was primarily due to assets acquired from Santur in the fourth quarter of 2011.

Amortization of purchased intangible assets decreased by $0.2 million in 2011 compared to 2010, representing a 13% decrease. The decreases were primarily due to some of intangible assets becoming fully amortized in the second half of 2010, partially offset by an increase in amortization expense related to assets acquired from Santur in the fourth quarter of 2011.

Adjustment to the fair value of contingent consideration

In connection with our acquisition of Santur, we may be required to pay up to an additional $7.5 million in cash as further consideration for the business acquisition, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration is re-measured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. As of December 31, 2012 and 2011, we estimate the fair value of the contingent consideration was $1.0 million and $1.5 million, respectively. Although we believe the fair value of the contingent consideration is in accordance with the terms of the Santur acquisition agreements, the selling parties may dispute the final amount to be paid.

Goodwill impairment charge

Due to the decrease in our market capitalization as of the end of the fourth quarter of 2011, and based on our assessment, we determined that the indicators of impairment existed and that the carrying value of our goodwill may not be recoverable. As a result, we recognized a goodwill impairment charge of $13.1 million, representing the entire balance of our goodwill. As of December 31, 2012 and 2011, we had no goodwill on our consolidated balance sheet.

Restructuring charges

During the fourth quarter of 2011, we implemented a restructuring plan, which resulted in the involuntary termination of 37 employees in the U.S. and 43 employees in China. The reduction in workforce was primarily related to cost-cutting measures in research and development. In addition, we made reductions in the areas of sales, marketing and administrative functions as a result of redundancy in positions due to the acquisition of Santur in October 2011. As a result, we recorded a restructuring charge of $1.3 million for severance and benefit costs in 2011 and we recorded an incremental restructuring charge of $68,000 related to this restructuring plan during 2012. As of December 31, 2012, all of the restructuring expense was paid.

Interest and other income (expense), net

(in thousands, except percentages)	2012	% Change 2011 to 2012	2011	% Change 2010 to 2011	2010
Interest and other income (expense), net	$599	(96)%	$14,231	(2,770)%	$(533)

Interest and other income (expense), net consists primarily of interest income, interest expense and other income (expense). Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts paid for interest on our short-term and long-term debt borrowings. Other income (expense) also includes government subsidies, share of loss of an unconsolidated investee and foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and the foreign currency transaction gains and losses of our subsidiaries in China primarily result from their transactions in U.S. dollars.

Interest and other income (expense), net decreased by $13.6 million in 2012 compared to 2011, representing a 96% decrease. The decrease was primarily due to a gain of $13.8 million from the sale of an investment in an unconsolidated investee in 2011.

Interest and other income (expense), net increased by $14.8 million in 2011 compared to 2010. The increase was primarily related to a gain of $13.8 million from the sale of an investment in an unconsolidated investee in 2011, and the equity loss of $0.6 million on an unconsolidated investee in 2010, a $0.2 million increase in interest income related to our investment in securities, and a $0.2 million decrease in interest expense as a result of our lower loan balances outstanding in both the U.S. and China on a weighted average basis.

Income taxes

	Years ended December 31,
(in thousands, except percentages)	2012	2011	2010
Provision for income taxes	$(1,364)	$(1,155)	$(2,289)
Effective tax rate	(8)%	(8)%	38%

We conduct our business globally. Therefore, our operating income is subject to varying rates of tax in the U.S., China and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries has qualified for a preferential 15% tax rate available for high technology enterprises. The preferential rate applies to 2012, 2011 and 2010. We realized benefits from this 10% reduction in tax rate of $0.9 million, $0.4 million, and $1.7 million for 2012, 2011 and 2010, respectively. The preferential rate has been approved to remain at 15% for 2013 and 2014. In order to retain the preferential rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

Our effective tax rate was negative 8% in 2012 and 2011. Our operating income is subject to varying rates of tax in the U.S. and foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. In 2012, our income tax expense incurred was primarily related to the operating profit realized in our foreign subsidiaries, despite a consolidated loss before income taxes. In 2011, our tax expense incurred was also primarily related to the earnings generated by our foreign subsidiaries.

Our effective tax rate was 38% in 2010, compared with an effective tax rate of negative 44% in 2009. In 2009, we incurred tax expense despite a consolidated loss before income taxes, primarily due to foreign income taxes paid based on earnings generated by our foreign subsidiaries of $1.2 million and withholding taxes on royalties received from our foreign subsidiaries of $0.8 million.

Liquidity and capital resources

Total cash, cash equivalents and short-term investments at December 31, 2012 and 2011 were $101.2 million and $86.4 million, respectively. At December 31, 2012, we had working capital of $152.4 million. We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to increase our manufacturing capacity, the continuing market acceptance of our products and acquisitions of businesses and technology. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Frequently, we also direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. Our Chinese subsidiaries’ banks issue the notes to vendors and issue payment to the vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within six months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our subsidiaries in China. These balances are classified as restricted cash on our consolidated balance sheets. As of December 31, 2012, our restricted cash totaled $2.6 million.

We have lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the U.S. and several line of credit arrangements for our subsidiaries in China.

As of December 31, 2012, our loan and security agreement in the U.S. included the following:

•

An $8.0 million revolving line of credit available through September 2014. In October 2011, we drew down the full $8.0 million. As of December 31, 2012, $8.0 million was outstanding under the revolving line of credit and $0.0 million was available for borrowing.

•

A $20.0 million acquisition advance, expiring in September 2015. Proceeds of the acquisition advance may be used to make permitted business acquisitions. Advances may be drawn in two tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by the acquisition line maturity date. The advances bear interest at a rate of LIBOR plus 2%. In October 2011, we drew down the full $20.0 million in connection with its acquisition of Santur. As of December 31, 2012, $14.2 million was outstanding under the acquisition advance and the total available borrowing capacity under this facility was $5.8 million.

•

A $7.0 million equipment line advance for capital expenditures in the U.S. Advances may be drawn in four tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by September 2015. Borrowings under this facility bear interest at a rate of LIBOR plus 2%. As of December 31, 2012, $0.0 million was outstanding under the acquisition advance and the total available borrowing capacity under this facility was $7.0 million.

Our U.S. loan and security agreement requires us to maintain specified financial covenants, including a liquidity ratio, and restricts our ability to incur additional debt or to engage in specified transactions and is secured by substantially all of our U.S. assets, other than intellectual property assets. As of December 31, 2012, we were in compliance with all covenants contained in this agreement.

Our subsidiaries in China have short-term line of credit facilities with several banking institutions. These short-term loans have an original maturity date of one year or less as of December 31, 2012. Amounts requested by us are not guaranteed and are subject to the banks’ funds and currency availability. The short-term loan agreements do not contain financial covenants. As of December 31, 2012, we had no short-term loans outstanding.

Operating activities

In 2012, net cash used in operating activities was $8.8 million. Cash used in operating activities was primarily related to cash payments to our employees and suppliers in excess of cash receipts from customers. During the year ended December 31, 2012, we recognized net loss of $17.5 million, which incorporated non-cash charges, including depreciation and amortization of $18.7 million, stock-based compensation expenses of $4.8 million and provision for inventories of $3.1 million. These amounts were partially offset by the purchase of inventory of $11.8 million, a reduction of accounts payable of $3.0 million and a reduction of accrued and other liabilities of $1.6 million.

In 2011, net cash used in operating activities was $12.6 million. Cash used in operating activities was primarily related to cash payments to our employees and suppliers in excess of cash receipts from customers. During the year ended December 31, 2011, we recognized net loss of $14.8 million, which incorporated non-cash charges, including goodwill impairment charges of $13.1 million, depreciation and amortization of $12.9 million and stock-based compensation expenses of $3.2 million. These amounts were partially offset by the gain on sale of our investment in an unconsolidated investee of $13.8 million, the purchase of inventory of $8.5 million to replenish our inventories in preparation for higher customer demand in future periods, and extended payment terms with certain suppliers, as evidenced by the net increase in accounts payable and accrued liabilities of $5.0 million during the period.

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

Investing activities

In 2012, net cash used in investing activities was $21.0 million. During 2012, we used $155.9 million of cash for the purchase of equity securities and $12.7 million for capital equipment, which was offset by $145.2 million of cash received for the sale and maturity of equity securities. We also received $1.8 million from the sale of Broadband.

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

Financing activities

In 2012, net cash provided by financing activities was $34.1 million. Our private placement transaction generated proceeds of $39.6 million, net of offering expenses. We also received $2.1 million of proceeds from the purchase of common stock under employee stock purchase plan and the exercise of employee stock options. In addition, we received $26.0 million of proceeds from the issuance of notes payable, offset by $28.6 million of repayment of notes payable and $5.0 million of repayment of bank existing bank loans.

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

Contractual obligations and commitments

The following summarizes our contractual obligations as of December 31, 2012:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable (1)	$12,003	$12,003	$0	$0	$0
Debt obligations (2)	22,167	5,000	17,167	0	0
Operating leases (3)	6,298	1,888	2,276	1,166	968
Purchase commitments (4)	19,534	19,534	0	0	0
Contingent consideration (5)	7,500	7,500	0	0	0
Asset retirement obligations (6)	1,000	0	0	0	1,000

	68,502	45,925	19,443	1,166	1,968

Expected interest payments (7)	777	446	331	0	0

Total commitments	$69,279	$46,371	$19,774	$1,166	$1,968

(1)	Frequently, we direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. The notes payable are non-interest bearing and are generally due within nine months of issuance. The amount presented in the table represents the principal portion of the obligations.
(2)	We have a loan and security agreements in the U.S. that provide various credit facilities, including lines of credit and term loans. The amount presented in the table represents the principal portion of the obligations. The debt obligations outstanding as of December 31, 2012 bear interest at a rate of approximately 2.2%. All of the outstanding debt was subject to fluctuations in interest rates. Interest is paid monthly over the term of the debt arrangement.
(3)	We have entered into various non-cancelable operating lease agreements for our offices in China, the U.S. and Japan.
(4)	We are obligated to make payments under various arrangements with suppliers for the procurement of goods and services.
(5)	We are obligated to pay up to an additional $7.5 million for the acquisition of Santur, contingent upon Santur meeting gross profit performance objectives in 2012. As of December 31, 2012, the fair value of the contingent consideration was $1.0 million.
(6)	We have an asset retirement obligation of $1.0 million associated with our facility lease in California, which expires in October 2019. This obligation is included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2012.
(7)	We calculate the expected interest payments based on our outstanding debt obligations at prevailing interest rates as of December 31, 2012.

Off-balance sheet arrangements

During the years ended December 31, 2012, and 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent accounting pronouncements

In February 2013, the Financial Accounting Standard Board (“FASB”) issued amendments to the FASB Accounting Standard Codification to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments require new disclosures for items reclassified out of accumulated other comprehensive income (“AOCI”), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. Early adoption is permitted. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2012, the Financial Accounting Standard Board issued amendments to the FASB Accounting Standard Codification relating to indefinite-lived intangible assets for impairments. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance did not have a material impact on our results of operations, cash flows or financial condition.

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

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, corporate notes and bonds, foreign bonds and money market funds meeting certain criteria. These securities are classified as available-for-sale. Consequently, our available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses. We have determined that the gross unrealized gains or losses on the available-for-sale securities at December 31, 2012 are temporary in nature. We may sell these marketable securities investments in the future to fund future operating needs. As a result, we recorded all our marketable securities in short-term investments as of December 31, 2012, regardless of the contractual maturity date of the securities.

We are exposed to market risk due to the possibility of changing interest rates associated with certain outstanding balances under our debt instruments. As of December 31, 2012 and 2011, we did not have outstanding debt in China. As of December 31, 2012 and 2011, our U.S. debt was based on floating rates of interest and is subject to fluctuations in interest rates. As of December 31, 2012 and 2011, we had not hedged our interest rate risk.

As of December 31, 2012 and 2011, we had $22.2 million and $27.2 million outstanding under our U.S. credit facilities, respectively, which was subject to fluctuations in interest rates. For the year ended December 31, 2012, a hypothetical 10% increase in the interest rate could result in approximately $49,000 of additional annual interest expense. Comparatively, for the year ended December 31, 2011, a hypothetical 10% increase in the interest rate could result in approximately $61,000 of additional annual interest. The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A substantial portion of our business is conducted through our subsidiaries in China whose functional currency is the RMB. To the extent that transactions by our subsidiaries in China are denominated in currencies other than RMB, we bear the risk that fluctuations in the exchange rates of the RMB in relation to other currencies could decrease our revenue and increase our costs and expenses. During the years ended December 31, 2012 and 2011, we recognized foreign currency transaction losses of $0.2 million and $0.1 million, respectively. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. While we generate a significant portion of our revenue in RMB, a majority of our operating expenses are in U.S. dollars. Therefore depreciation in RMB against the U.S. dollar would negatively impact our revenue upon translation to the U.S. dollars but the impact on operating expenses would be less. For example, for the year ended December 31, 2012, a 10% depreciation in RMB against the U.S. dollar would have resulted in an $9.9 million decrease in our revenue and a $0.7 million increase in our net loss for the period. Comparatively, for the year ended December 31, 2011, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $11.2 million decrease in our revenue and a $0.7 million decrease in our net income for the period.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	64

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2012 and 2011	65

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	66

Consolidated Statements of Comprehensive income (loss) the years ended December 31, 2012, 2011 and 2010	67

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010	68

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	70

Notes to Consolidated Financial Statements	71

SUPPLEMENTARY FINANCIAL DATA:

Selected Quarterly Financial Data (unaudited) for the Years Ended December 31, 2012 and 2011	109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoPhotonics Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of redeemable convertible preferred stock, redeemable common stock and stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows present fairly, in all material respects, the financial position of NeoPhotonics Corporation and its subsidiaries (the “Company”) at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the reconciliation of inventory count results to the Company’s accounting records existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 15, 2013

NEOPHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$36,940	$32,321
Short-term investments	64,301	54,063
Restricted cash	2,626	3,227
Accounts receivable, net of allowance for doubtful accounts of $963 and $506 at December 31, 2012 and 2011, respectively	70,354	68,877
Inventories	43,793	35,341
Prepaid expenses and other current assets	7,630	5,882
Current assets held-for-sale	0	1,687

Total current assets	225,644	201,398
Long-term investments	188	92
Property, plant and equipment, net	54,440	56,344
Other intangible assets, net	14,213	17,999
Other long-term assets	1,147	1,049
Long-term assets held-for-sale	0	167

Total assets	$295,632	$277,049

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,308	$37,599
Notes payable	12,003	14,620
Current portion of long-term debt	5,000	5,000
Accrued and other current liabilities	19,959	18,299
Current liabilities held-for-sale	0	1,681

Total current liabilities	73,270	77,199
Long-term debt, net of current portion	17,167	22,166
Deferred income tax liabilities	653	927
Other noncurrent liabilities	1,724	3,103

Total liabilities	92,814	103,395

Commitments and contingencies (note 11)
Redeemable common stock	5,000	0

Stockholders’ equity (deficit):
Preferred stock, $0.0025 par value
At December 31, 2012: 10,000,000 shares authorized, no shares issued or outstanding; At December 31, 2011: 10,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.0025 par value
At December 31, 2012: 100,000,000 shares authorized, 30,546,155 shares issued and outstanding; At December 31, 2011: 100,000,000 shares authorized, 24,862,585 shares issued and outstanding	76	62
Additional paid-in capital	433,996	392,792
Accumulated other comprehensive income	11,829	11,353
Accumulated deficit	(248,083)	(230,553)

Total stockholders’ equity	197,818	173,654

Total liabilities, redeemable common stock and stockholders’ equity	$295,632	$277,049

See accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In thousands, except share and per share data)	2012		2011	2010
Revenue	$245,423		$201,029	$177,679
Cost of goods sold	184,163		150,944	123,373

Gross profit	61,260		50,085	54,306
Operating expenses:
Research and development	38,288		30,855	20,962
Sales and marketing	13,241		11,686	9,078
General and administrative	25,808		21,900	16,628
Amortization of purchased intangible assets	1,316		994	1,144
Adjustment to fair value of contingent consideration	(554)		(1,287)	0
Goodwill impairment charges	0		13,106	0
Restructuring charges	68		1,297	0

Total operating expenses	78,167		78,551	47,812

Income (loss) from operations	(16,907)		(28,466)	6,494

Interest income	592		407	187
Interest expense	(568)		(422)	(612)
Other income (expense), net	575		14,246	(108)

Total interest and other income (expense), net	599		14,231	(533)

Income (loss) before income taxes	(16,308)		(14,235)	5,961
Provision for income taxes	(1,364)		(1,155)	(2,289)

Income (loss) from continuing operations	(17,672)		(15,390)	3,672
Income (loss) from discontinued operations, net of tax	142		636	(401)

Net income (loss)	(17,530)		(14,754)	3,271
Net income attributable to noncontrolling interests	0		0	(80)

Net income (loss) attributable to NeoPhotonics	(17,530)		(14,754)	3,191
Deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	0		(17,049)	0
Accretion of redeemable convertible preferred stock	0		(7)	(113)

Net income (loss) attributable to NeoPhotonics Corporation common stockholders	$(17,530	) $	(31,810)	$3,078

Basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$(0.62	) $	(1.45)	$0.00

Discontinued operations	$0.00		$0.03	$0.00

Net income (loss)	$(0.62	) $	(1.42)	$0.00

Diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$(0.62	) $	(1.45)	$0.00

Discontinued operations	$0.00		$0.03	$0.00

Net income (loss)	$(0.62	) $	(1.42)	$0.00

Weighted average shares used to compute net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	28,529,849		22,359,802	1,945,111

Diluted	28,529,849		22,359,802	3,123,994

See accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2012	2011	2010
Net income (loss)	$(17,530)	$(14,754)	$3,191
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	101	3,265	2,395
Unrealized gains (losses) on available-for-sale securities, net of tax	375	(307)	4,412
Unrealized gain on equity investment, net of tax	—	8,291	—
Less: Reclassification adjustment for gain on sale of equity investment included in net income	—	(12,703)	—

Other comprehensive income (loss), net of tax	476	(1,454)	6,807

Comprehensive income (loss)	$(17,054)	$(16,208)	$9,998

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY

	Redeemable Common stock		Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	NeoPhotonics Corporation stockholders’ deficit	Noncontrolling interests	Total deficit
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2009	0	$0	6,655,609	$205,450	1,924,627	$5	$91,894	$6,000	$(218,990)	$(121,091)	$1,509	$(119,582)
Comprehensive income								6,807	3,191	9,998	80	10,078
Issuance of Series X preferred stock for cash	0	0	2,401	5,978	0	0	0	0	0	0	0	0
Accretion of preferred stock to redemption value	0	0	0	113	0	0	(113)	0	0	(113)	0	(113)
Acquisition of noncontrolling interest	0	0	0	0	0	0	(199)	0	0	(199)	95	(104)
Sale of majority-owned interest	0	0	0	0	0	0	0	0	0	0	(1,684)	(1,684)

Issuance of common stock upon exercise of stock options	0	0	0	0	27,265	0	114	0	0	114	0	114

Issuance of common stock upon exercise of warrants	0	0	0	0	3,508	0	13	0	0	13	0	13
Repurchases of common stock	0	0	0	0	(120)	0	(1)	0	0	(1)	0	(1)
Vesting of early exercised stock options	0	0	0	0	0	0	43	0	0	43	0	43
Stock-based compensation expense	0	0	0	0	0	0	1,598	0	0	1,598	0	1,598

Balances at December 31, 2010	0	$0	6,658,010	$211,541	1,955,280	$5	$93,349	$12,807	$(215,799)	$(109,638)	$0	$(109,638)
Comprehensive loss								(1,454)	(14,754)	(16,208)	0	(16,208)
Accretion of preferred stock to redemption value	0	0	0	7	0	0	(7)	0	0	(7)	0	(7)
Deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	0	0	0	17,049	0	0	(17,049)	0	0	(17,049)	0	(17,049)
Issuance of common stock upon initial public offering at $11.00 per share, net of issuance costs of $4,263	0	0	0	0	8,625,000	22	83,949	0	0	83,971	0	83,971
Conversion of preferred stock into shares of common stock	0	0	(6,658,010)	(228,597)	14,038,489	35	228,562	0	0	228,597	0	228,597
Issuance of common stock upon exercise of stock options	0	0	0	0	79,144	0	340	0	0	340	0	340
Repurchase of common stock	0	0	0	0	(51)	0	0	0	0	0	0	0
Issuance of common stock under employee stock purchase plan	0	0	0	0	164,723	0	863	0	0	863	0	863
Vesting of early exercised stock options	0	0	0	0	0	0	19	0	0	19	0	19
Stock-based compensation expense	0	0	0	0	0	0	2,766	0	0	2,766	0	2,766

Balances at December 31, 2011	0	$0	0	$0	24,862,585	$62	$392,792	$11,353	$(230,553)	$173,654	$0	$173,654

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (Continued)

	Redeemable Common stock		Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	NeoPhotonics Corporation stockholders’ deficit	Noncontrolling interests	Total deficit
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2011	0	$0	0	$0	24,862,585	$62	$392,792	$11,353	$(230,553)	$173,654	$0	$173,654
Comprehensive loss								476	(17,530)	(17,054)	0	(17,054)
Accretion of preferred stock to redemption value	0	0	0	0	0	0	0	0	0	0	0	0
Deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	0	0	0	0	0	0	0	0	0	0	0	0
Initial public offering cost adjustment	0	0	0	0	0	0	63	0	0	63	0	63
Issuance of common stock for investment	0	5,000	0	0	4,972,905	12	34,527	0	0	34,539	0	34,539
Issuance of common stock upon exercise of stock options	0	0	0	0	190,554	1	101	0	0	102	0	102
Issuance of common stock under employee stock purchase plan	0	0	0	0	520,111	1	1,865	0	0	1,866	0	1,866
Stock-based compensation expense	0	0	0	0	0	0	4,648	0	0	4,648	0	4,648

Balances at December 31, 2012	0	$5,000	0	$0	30,546,155	$76	$433,996	$11,829	$(248,083)	$197,818	$0	$197,818

See accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(17,530)	$(14,754)	$3,271

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,716	12,931	12,122
Goodwill impairment charges	0	13,106	0
Stock-based compensation expense	4,777	3,156	1,598
Deferred taxes	221	(452)	(32)
Loss on disposal of property and equipment	152	224	178
Share of loss of an unconsolidated investee	0	0	620
Gain on sale of an unconsolidated investee, net of direct cost	0	(13,867)	0
Gain on discontinued operations	(750)	0	0
Allowance for doubtful accounts	312	535	388
Provision for inventories	3,132	680	1,175
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,802)	(2,750)	(682)
Inventories	(11,828)	(8,508)	(5,958)
Prepaid expenses and other current assets	386	2,140	(3,167)
Accounts payable	(2,992)	(452)	6,648
Accrued and other liabilities	(1,584)	(4,499)	(2,579)

Net cash provided by (used in) operating activities	(8,790)	(12,510)	13,582

Cash flows from investing activities
Purchase of property, plant and equipment	(12,738)	(11,677)	(15,744)
Purchase of marketable securities	(155,887)	(172,972)	0
Proceeds from sale of marketable securities	104,258	113,909	0
Proceeds from maturity of securities	40,935	4,623	0
Decrease (increase) in restricted cash	608	(48)	353
Acquisition of Santur, net of cash acquired	0	(38,986)	0
Acquisition of noncontrolling interest in subsidiary	0	0	(104)
Purchase of shares of an unconsolidated investee	0	0	(8,077)
Proceeds received on sale of discontinued operations, net of tax	1,825	0	0
Proceeds from sale of an unconsolidated investee	0	21,288	0
Proceeds received (cash transferred) upon sale of Archcom	0	0	(1,118)

Net cash used in investing activities	(20,999)	(83,863)	(24,690)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of issuance costs	0	86,412	(2,441)
Proceeds from issuance of preferred stock, net of issuance costs	0	0	5,978
Proceeds from issuance of common stock, net of issuance costs	39,636	0	0
Repurchases of common stock	0	0	(1)
Proceeds from exercise of stock options and warrants	238	341	127
Proceeds from issuance of stock under ESPP	1,832	863	0
Proceeds from bank loans	0	28,000	13,728
Repayment of bank loans	(5,000)	(14,214)	(23,373)
Proceeds from issuance of notes payable	25,959	29,390	26,925
Repayment of notes payable	(28,601)	(28,157)	(28,246)

Net cash provided by (used in) financing activities	34,064	102,635	(7,303)

Effect of exchange rates on cash and cash equivalents	180	758	456
Net increase (decrease) in cash and cash equivalents	4,455	7,020	(17,955)
Cash and cash equivalents at the beginning of the period	32,485	25,465	43,420

Cash and cash equivalents at the end of the period	$36,940	$32,485	$25,465

Supplemental disclosure of cash flow information:
Cash paid for interest	$571	$368	$728
Cash paid for income taxes	531	1,532	2,881

Supplemental disclosure of noncash investing and financing activities:
Increase in accounts payable and accrued liabilities related to property and equipment purchases	(2,551)	(986)	(727)
Accretion of redeemable convertible preferred stock	—	7	113
Conversion of preferred stock to common stock upon IPO	—	228,597	0

See accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The company and basis of presentation

Business and organization

NeoPhotonics Corporation (NeoPhotonics or the Company) is a leading designer and manufacturer of PIC-based modules and subsystems for bandwidth-intensive, high-speed communications networks. NeoPhotonics, formerly known as NanoGram Corporation, was incorporated in Delaware in 1996 to develop nanoparticles for use in industrial applications. In November 2002, the Company spun out two companies, changed its name to NeoPhotonics Corporation, and focused on the design, development and manufacturing of planar lightwave circuits for optical communication platforms.

Discontinued operations

In the fourth quarter of 2011, the Company initiated a plan to sell a component of its business, Shenzhen Photon Broadband Technology Co., Ltd. (Broadband), a subsidiary in China. In January 2012, the Company entered into a purchase agreement with a third party to dispose of its 100% equity interest in Broadband for a total cash consideration of RMB 13.0 million ($2.1 million), and the transaction closed in March 2012. As such, the net assets of Broadband are classified as held-for-sale in our consolidated balance sheets and the results of operations associated with Broadband are presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented. Unless otherwise indicated, all discussions relate to the Company’s continuing operations.

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

•

Management has assessed the impact of this correction on the 2010 annual consolidated statement of cash flows and has concluded that the corrections are not material, either individually or in the aggregate, to the previously reported cash flows.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current year presentation.

Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the consolidated accounts of the Company and its majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Significant estimates made by management include: the useful lives of property, plant and equipment and intangible assets as well as future cash flows to be generated by those assets; allowances for doubtful accounts; valuation allowances for deferred tax assets; reserves for excess and obsolete inventories and the valuations and recognition of stock-based compensation, among others. Actual results could differ from these estimates.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable and notes payable approximate their respective historical fair values due to their short-term maturities.

Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade accounts receivable. The Company’s investment policy requires cash and cash equivalents to be placed with high-credit quality institutions and to limit the amount of credit risk from any one issuer. The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends.

For the year ended December 2012, three customers accounted for 36%, 16% and 15% of the Company’s total revenue, respectively. For the year ended December 31, 2011, a single customer accounted for 51%. For the year ended December 31, 2010, two customers accounted for 50% and 10% of the Company’s total revenue, respectively. No other customers accounted for 10% or more of total revenue in any year presented.

As of December 31, 2012, two customers accounted for 42% and 16% of the Company’s total accounts receivable, respectively. As of December 31, 2011, a single customer accounted for 47% of total accounts receivable. No other customers accounted for 10% or more of total accounts receivable as of 2012 or 2011.

Restricted cash

As a condition of the notes payable lending arrangements of the Company’s subsidiaries in China, these subsidiaries are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash on the Company’s consolidated balance sheets. As of December 31, 2012 and 2011, the amount of restricted cash was $2.6 million and $3.2 million, respectively.

Cash, cash equivalents and investments

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

For marketable securities, measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.

In connection with our acquisition of Santur in October 2011, we may be required to pay the former owners of Santur up to an additional $7.5 million in cash, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration was measured at the date of acquisition and is re-measured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. The contingent consideration is valued with level three

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inputs. We estimated the fair value of its liability using the expected cash flow approach with inputs being probability-weighted revenue and gross margin projections and a discount rate based on a weighted-average cost of capital. As of December 31, 2012 and 2011, the fair value of the contingent consideration was $1.0 million and $1.5 million, respectively and is included in other current liabilities on the Company’s consolidated balance sheet.

Non-Recurring Fair Value Measurements

During 2011, the Company recorded a goodwill impairment charge of $13.1 million (Refer to Note 7). These fair value measurements were calculated using unobservable inputs, using both the income and market approach, which are classified as Level 3 within the fair value hierarchy. Inputs for the income approach included the amount and timing of future cash flows based on the Company’s operational budgets, strategic plans, terminal growth rates assumptions and other estimates. The primary input for the market approach included market multiples for guideline companies that operate in a similar business environment.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment testing as of December 31 of each year. In fiscal year 2012, the Financial Accounting Standards Board (“FASB”) amended its guidance to simplify testing goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The Company recognized a goodwill impairment charge of $13.1 million due to a decline in its market capitalization during the fourth quarter of 2011. The Company does not have any goodwill on its consolidated balance sheets as of December 31, 2011 and 2012.

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

If one or more of such facts or circumstances exist, the Company will evaluate the carrying value of long-lived assets to determine if impairment exists, by comparing it to estimated undiscounted future cash flows over the remaining useful life of the assets. If the carrying value of the assets is greater than the estimated future cash flow, the assets are written down to the estimated fair value. The Company’s cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. Any write-down would be treated as a permanent reduction in the carrying amount of the asset and an operating loss would be recognized. During the years ended December 31, 2012, 2011 and 2010, no impairment charges were recognized.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue is recognized when the product is shipped and title has transferred to the buyer. The Company bears all costs and risks of loss or damage to the goods up to that point. On most orders, the Company’s shipment terms provide that title passes to the buyer upon shipment by the Company. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer. Revenue related to the sale of consignment inventory at vendor managed locations is not recognized until the product is pulled from inventory stock by customers. Shipping and handling costs are included in the cost of goods sold. The Company presents revenue net of sales taxes and any similar assessments.

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

The table below summarizes the movement in the warranty accrual (in thousands):

	Years ended December 31,
	2012	2011		2010
Beginning balance	$1,443	$299		$489
Warranty accruals	385	393		191
Assumed warranty from Santur	0	999		0
Settlements and adjustments	(756)	(248)		(381)

Ending balance	$1,072	$1,443	(1)	$299

(1)	Included within the ending balance is an accrual of $0.3 million relating to a specific part, for which the liability was assumed as part of the acquisition of Santur. This part was related to one product manufactured in 2006, and Santur experienced product returns through the acquisition date. The amount recorded represents the Company’s best estimate of the liability to be incurred at the time of the acquisition. Since October 2011 the Company has not experienced any claims for this product and it believes warranty claims are remote. Therefore, the Company released this obligation in the fourth quarter of 2012.

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

Stock-based compensation

The Company grants stock options, stock purchase rights, stock appreciation units and restricted stock units to employees and directors. The stock-based awards are accounted for at fair value.

The Company determines the fair value of stock options on the date of grant utilizing the Black-Scholes option-pricing model. The fair value of the options is recognized over the period during which an employee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis.

The first share purchase rights were granted February 2, 2011, the first day NeoPhotonics Corporation common stock was listed on the New York Stock Exchange. The Company accounts for the stock purchase rights at the grant date (first day of the offering period) by valuing the two purchase periods separately, May and November each year. The stock purchase rights are accounted for at fair value, utilizing the Black-Scholes option-pricing model. The expense for each purchase period is recognized on a straight-line basis over the requisite service period, from the beginning of the offering period through the respective purchase date.

Upon completion of the Company’s initial public offering, the Company began recognizing stock-based compensation expense for the stock appreciation units. The Company records an expense (credit) and an equal adjustment to the liability for the stock appreciation units equal to the fair value of the vested portion of the awards as of each period end. Each reporting period thereafter, compensation expense will be recorded, based on the remaining service period and the then fair value of the award until vesting of the award is completed. After vesting is completed, the Company will continue to re-measure the fair value of the liability until the award is exercised or expires, with changes in the fair value of the liability recorded in the consolidated statements of operations.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign currency translations

Monetary assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates of exchange at the balance sheet date. Transactions in currencies other than the U.S. dollar during the year are converted into the U.S. dollar at the applicable rates of exchange prevailing on the day transactions occurred. Transaction gains and losses are recognized in other income (expense), net in the consolidated statements of operations. Exchange losses recognized were $0.2 million, $0.1 million, and $0.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The financial records of certain of the Company’s subsidiaries are maintained in local currencies other than the U.S. dollar, such as the Chinese Renminbi (“RMB”), Japan Yen and Russian Ruble, which are their functional currencies. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenue, expenses, gains and losses are translated using the average exchange rate for the period. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income (loss) in the consolidated statements of redeemable convertible preferred stock, stockholders’ equity and comprehensive income (loss).

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent accounting pronouncements

In February 2013, the Financial Accounting Standard Board (“FASB”) issued amendments to the FASB Accounting Standard Codification to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments require new disclosures for items reclassified out of accumulated other comprehensive income (“AOCI”), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. Early adoption is permitted. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2012, the Financial Accounting Standard Board issued amendments to the FASB Accounting Standard Codification relating to indefinite-lived intangible assets for impairments. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance did not have a material impact on our results of operations, cash flows or financial condition.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Discontinued Operations

In the fourth quarter of 2011, the Company initiated a plan to sell a component of its business, Shenzhen Photon Broadband Technology Co., Ltd. (“Broadband”), a subsidiary in China. The Company decided to sell Broadband because the nature of Broadband’s operations is different than the core technology and strategy of the Company. On January 11, 2012, the Company entered into a purchase agreement with Guangdong Rainbow Electronic Ltd. (“Rainbow”) to dispose of its 100% equity interest in Broadband for a total cash consideration of RMB 13.0 million ($2.1 million). The transaction closed on March 13, 2012. The Company recognized a gain of $0.6 million on the sale of Broadband, representing the difference between the consideration received and the net assets transferred to Rainbow, net of tax. The gain was included in income from discontinued operations, net of tax in the statement of operations for the year ended December 31, 2012.

As of December 31 2011, the net assets of Broadband are classified as held-for-sale in the Company’s consolidated balance sheets. Details of the net assets held-for-sale is as follows (in thousands):

December 31, 2011
Cash and cash equivalents	$164
Accounts receivable, net	873
Inventories	484
Prepaid expenses and other current assets	166

Current assets held-for-sale	$1,687

Property, plant and equipment	$167

Long-term assets held-for-sale	$167

Accounts payable	$1,225
Accrued and other current liabilities	456

Current liabilities held-for-sale	$1,681

The results of operations associated with Broadband are presented as discontinued operations in the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010. Revenue and the components of net income related to the discontinued operations for all periods were as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Revenue	$590	$5,085	$6,459

Income (loss) from discontinued operations before income taxes	$256	$318	$(408)
Benefit from (provision for) income taxes	(114)	318	7

Net income (loss) from discontinued operations	$142	$636	$(401)

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Cash, cash equivalents and investments

The following table summarizes the Company’s unrealized gains and losses related to the cash, cash equivalents and investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2012				As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$11	$0	$0	$11	$11	$0	$0	$11
Short-term investments
Money market funds	7,259	0	0	7,259	2,205	0	0	2,205
Corporate bonds	23,151	43	(1)	23,193	17,403	19	(224)	17,198
Commercial paper	0	0	0	0	7,497	0	(30)	7,467
U.S. federal agencies	27,241	10	0	27,251	11,447	3	0	11,450
Foreign bonds and notes	4,682	14	0	4,696	4,128	4	(80)	4,052
Municipal obligations	1,902	0	0	1,902	2,651	0	0	2,651

Total investments in short-term investments	64,235	67	(1)	64,301	45,331	26	(334)	45,023

Total investments	$64,246	$67	$(1)	$64,312	$45,342	$26	$(334)	$45,034

Realized gains and losses on the sale of marketable securities during the year ended December 31, 2012 and 2011 were immaterial.

The following table summarizes the estimated fair value of the investments in marketable securities, designated as available-for-sale and classified by the contractual maturity date of the security as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Less than 1 year	$51,861	$28,505
Due in 1 to 2 years	10,550	9,934
Due in 2 to 5 years	—	4,192
Due after 5 years	1,901	2,403

Total	$64,312	$45,034

The Company’s marketable securities are liquid and may be sold in the future to fund future operating needs. As a result, the Company recorded all its marketable securities in short-term investment. As of December 31, 2012 and 2011, the Company determined that the gross unrealized losses on our available-for-sale investments are temporary in nature and no investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the fair value of the Company’s financial assets as of the date presented (in thousands):

	As of December 31, 2012				As of December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$7,270	$—	$—	$7,270	$2,216	$—	$—	$2,216
Marketable securities
Corporate bonds	—	23,193	—	23,193	—	17,198	—	17,198
Commercial paper	—	—	—	—	—	7,467	—	7,467
U.S. federal agencies	—	27,251	—	27,251	—	11,450	—	11,450
Foreign bonds and notes	—	4,696	—	4,696	—	4,052	—	4,052
Municipal obligations	—	1,902	—	1,902	—	2,651	—	2,651

	$7,270	$57,042	$—	$64,312	$2,216	$42,818	$—	$45,034

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders

The following table sets forth the computation of the basic and diluted loss per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except share and per share amounts):

	Years ended December 31,
	2012	2011	2010
Numerator:
Income (loss) from continuing operations	$(17,672)	$(15,390)	$3,672
Less: Accretion of redeemable convertible preferred stock	0	(7)	(113)
Less: deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	0	(17,049)	0
Less: income from continuing operations attributable to noncontrolling interests	0	0	(80)
Less: income from continuing operations attributable to redeemable convertible preferred stockholders	0	0	(3,479)

Income (loss) from continuing operations attributable to NeoPhotonics Corporation common stockholders	$(17,672)	$(32,446)	$0

Income (loss) from discontinued operations	$142	$636	$(401)
Less: loss from discontinued operations attributable to redeemable convertible preferred stockholders	0	0	401

Income (loss) from discontinued operations attributable to NeoPhotonics Corporation common stockholders	$142	$636	$0

Net income (loss) attributable to NeoPhotonics Corporation common stockholders	$(17,530)	$(31,810)	$0

Denominator:
Weighted average shares used to compute basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	28,529,849	22,359,802	1,945,111
Effect of dilutive securities:
Common stock options	0	0	1,178,883
Weighted average shares used to compute diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders	28,529,849	22,359,802	3,123,994

Basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$(0.62)	$(1.45)	$0.00

Discontinued operations	$0.00	$0.03	$0.00

Net income (loss)	$(0.62)	$(1.42)	$0.00

Diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$(0.62)	$(1.45)	$0.00

Discontinued operations	$0.00	$0.03	$0.00

Net income (loss)	$(0.62)	$(1.42)	$0.00

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares of common stock subject to repurchase resulting from the early exercise of employee stock options are not considered participating securities and are therefore excluded from basic weighted average common shares outstanding.

In determining the allocation of income to participating securities for the purposes of computing basic and diluted net income (loss) per share under the two-class method, the Company considers that net income attributable to NeoPhotonics Corporation common stockholders in 2010 should be attributable to the redeemable convertible preferred stockholders, given the dividend preferences of the preferred stock. As a result, there would be no income or loss remaining, either from continuing or discontinued operations attributable to common stockholders. For the years ended December 31, 2012 and 2011, as the stockholders of the redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses, all components of net loss have been attributed to common stockholders.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive:

	Years ended December 31,
	2012	2011	2010
Employee stock options	1,498,867	991,123	293,383
Common stock warrants	4,482	4,482	4,482
Employee stock purchase plan	20,018	86,762	0
Restricted stock units	386,259	130,391	0
Redeemable convertible preferred stock, on an if-converted basis (1)	0	1,481,841	14,038,489

	1,909,626	2,694,599	14,336,354

(1)	For the purposes of the table above, the Series 1, 2 and 3 preferred stock have been converted on a 1-for-1 basis and the Series X preferred stock has been converted on a 400-for-1 basis.

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

The total consideration paid by the Company was approximately $44.4 million of cash, including an aggregate amount of $6.0 million that was withheld and placed into escrow to cover certain indemnity obligations from the closing date through October 11, 2013. In addition, such holders are also entitled to receive up to an additional $7.5 million, in the aggregate, as measured by Santur’s quarterly gross profit during 2012. As of December 31, 2012 and 2011, the fair value of the contingent consideration was $1.0 million and $1.5 million, respectively.

In connection with the acquisition, the Company incurred approximately $1.0 million in acquisition-related costs related primarily to investment banking, legal, accounting and other professional services. The acquisition

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs were expensed as incurred and were included in general and administrative expenses in the 2011 consolidated statement of operations.

Santur was headquartered in Fremont, California, and was known as a leading designer and manufacturer of Indium Phosphide (InP)-based PIC products. Santur products are designed for 40Gbps and 100Gbps networks and include lasers, modulators and photodiodes. The acquisition of Santur enhances our existing product portfolio. In addition, the Company combines Santur’s technology with its own to create new products for 100Gbpts coherent systems.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible Assets

Developed technology represents products that have reached technological feasibility. Santur’s current products offerings include tunable lasers and transmitters, integrated tunable laser assemblies with narrow line width, and a family of PIC products that enable high capacity 40Gbps and 100Gbps transceivers. The fair value of developed technology intangibles acquired was determined using an income approach called the multi-period excess-earnings method, which involves forecasting the net earnings to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net returns to a present value using the Company’s discount rate. The Company amortizes the developed technology intangible asset over an average estimated life of 5 years and amortization expense is recorded to cost of goods sold.

Customer relationships represent the value placed on Santur’s distribution channels and end users. The fair value of customer relationship intangibles were determined based on the incremental cash flow afforded by having the customer relationships in place on the acquisition date versus having no relationships in place and needing to replicate or replace those relationships. The Company amortizes the customer relationships intangible asset over an average estimated life of 5 years and amortization expense is recorded to operating expenses.

In-process research and development represents four Santur research and development projects that had not reached technological feasibility as of the closing date of the acquisition. Acquired in-process research and development was recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts. The fair value of in-process research and development, similar to developed technology intangibles acquired, was determined using an income approached called the multi-period excess-earnings approach, with the additional inclusion of estimated costs required to complete the projects. These projects were completed in 2012. The Company amortizes the assets over an average estimated life of 5 years and amortization expense is recorded to cost of goods sold.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the highly skilled and valuable assembled workforce, the ability to generate new products and services as a combined company and expected synergistic benefits of the transaction. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or, more frequently if certain indicators are present.

Santur’s results of operations from October 12, 2011 through December 31, 2011 were included in the Company’s consolidated statement of operations for the year ended December 31, 2011. During the year ended December 31, 2011, Santur contributed $5.8 million of revenue and $13.8 million of operating loss, which included the impact from purchase accounting related adjustments, such as the amortization of purchased intangibles, amortization of acquisition related fixed asset and inventory step-up, adjustment to the fair value of contingent consideration, retention expense, and acquisition related costs. The following table presents pro forma results of operations of the Company and Santur, as if the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results that would have occurred had the acquisition taken place on January 1, 2010, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of October 12, 2011. Pro-forma results include: (i) amortization of intangible assets related to the acquisition, (ii) depreciation expense associated with the fair value adjustment to Santur’s property, plant and equipment, (iii) stock-based compensation expense, and (iv) interest income (expense) associated with Santur’s debt eliminated in connection with the acquisition. The pro forma information for the years ended December 31, 2011 and 2010 is as follows (in thousands, except per share amounts):

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

7. Goodwill and purchased intangible assets

Goodwill

Goodwill is tested for impairment annually on the last day of the fourth quarter. During the first step of the Company’s annual impairment analysis in the fourth quarter of 2011, the Company determined that the carrying amount of the Company’s goodwill might not have been recoverable. After completing the second step of the Company’s December 31, 2011 impairment analysis, the Company recognized a goodwill impairment charge of $13.1 million. As the result, the Company does not have any goodwill on its consolidated balance sheets as of December 31, 2011 and 2012.

Both an income and market approach were used to estimate the fair value of the reporting unit. For the income approach, the Company used a discounted cash flow analysis, which included assumptions about future revenue, operating expenses, taxes and working capital and capital asset requirements. Material assumptions used for the income approach were eleven years of projected net cash flows, a discount rate of 18%, and a long-term growth rate of 5%. For the market approach, the Company used a market capitalization analysis, guideline public company analysis and a guideline transactions analysis. The market capitalization approach used the mid-point of the range of closing share prices of the Company’s common stock as of the valuation date and for the three months prior to the valuation date and applied a 40% control premium. The guideline public company analysis measured the enterprise value of eleven companies and also applied a 40% control premium. The guideline transactions analysis looked at thirteen transactions in the optical components industry over the last 3.5 years.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2009 and 2010	$4,323
Additional goodwill from acquisition of Santur Corporation	8,783
Goodwill impairment	(13,106)

Balance as of December 31, 2011	$—

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$32,176	$(22,869)	$9,307	$32,145	$(20,489)	$11,656
Customer relationships	11,898	(8,148)	3,750	11,788	(6,746)	5,042
Leasehold interest	1,355	(241)	1,114	1,352	(195)	1,157
Non-compete agreements	950	(908)	42	950	(806)	144

	$46,379	$(32,166)	$14,213	$46,235	$(28,236)	$17,999

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold, and customer relationships and the non-compete agreements within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the consolidated statements of operations (in thousands):

	Years ended December 31,
	2012	2011	2010
Cost of goods sold	$2,472	$598	$2,237
Operating expenses	1,316	994	1,144

Total	$3,788	$1,592	$3,381

The estimated future amortization expense of purchased intangible assets as of December 31, 2012, is as follows (in thousands):

2013	$3,619
2014	3,503
2015	3,483
2016	2,750
2017	49
Thereafter	809

$14,213

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2012	2011
Accounts receivable	$66,338	$60,655
Trade notes receivable	4,979	8,728
Allowance for doubtful accounts	(963)	(506)

	$70,354	$68,877

The table below summarizes the movement in the Company’s allowance for doubtful accounts (in thousands):

Balance at December 31, 2009	$(1,702)
Provision for bad debt	35
Write-offs, net of recoveries	85

Balance at December 31, 2010	(1,582)
Provision for bad debt	(196)
Write-offs, net of recoveries	1,272

Balance at December 31, 2011	(506)
Provision for bad debt	(457)
Write-offs, net of recoveries	0

Balance at December 31, 2012	$(963)

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2012		2011
Raw materials	$19,038		$16,892
Work in process	8,940		4,991
Finished goods	15,815	(1)	13,458

	$43,793		$35,341

(1)	$4.5 million of finished goods inventory was at vendor managed inventory locations.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment, net

Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2012	2011
Buildings	$16,484	$16,331
Machinery and equipment	92,139	82,535
Furniture, fixtures, software and office equipment	8,300	7,474
Leasehold improvements	4,373	4,015

	121,296	110,355
Less: Accumulated depreciation	(66,856)	(54,011)

	$54,440	$56,344

Depreciation expense was $12.4 million, $10.8 million and $8.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Employee-related	$12,293	$9,523
Other	7,666	8,776

	$19,959	$18,299

9. Investment and equity accounting

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Debt

The Company records debt at its carrying amount. The Company uses a market approach to determine fair value using rate of LIBOR plus 2%, which results in a Level 2 fair value measurement. The following table provides the components of debt, obligations, weighted average interest rate and additional fair value information relating to the Company’s outstanding debt instruments (in thousands, except percentages):

	December 31, 2012			December 31, 2011
	Carrying Amount	Fair Value	Weighted Average Interest Rate	Carrying Amount	Fair Value	Weighted Average Interest Rate
Notes payable	$12,003	$12,003		$14,620	$14,620

Total long-term debt	22,167	21,228	2.20%	27,166	25,455	2.24%
Less: current portion of long-term debt	(5,000)	(4,892)		(5,000)	(4,890)

Total long-term debt, net of current portion	$17,167	$16,336		$22,166	$20,565

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

Short-term bank loans

The Company’s subsidiaries in China have short-term line of credit facilities from various banking institutions. These short-term line of credit facilities have an original maturity date of one year or less and one such facility agreement is secured by the Company’s manufacturing facility in China. Amounts requested by the Company are not guaranteed and are subject to funds and currency availability. The interest rate charged is fixed on the borrowing date for the term of the loan. The short-term line of credit facilities typically do not require any specific covenants. As of December 31, 2012, the Company had no short-term loans outstanding.

Long-term debt

The Company has a loan and security agreement with a bank for an available credit facility. The components of the available credit facilities as of December 31, 2012 are as follows:

•

As of December 31, 2012 and 2011, $8.0 million was outstanding under the revolving line of credit agreement and $0.0 million was available for borrowing. Amounts are due on or before September 2014 and borrowings under this facility bear interest at a rate of LIBOR plus 2%.

•	As of December 31, 2012 and 2011, no amounts were outstanding under the equipment advance line and all $7.0 million was available for borrowing. This equipment line advance for capital expenditures

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the U.S. Advances may be drawn in four tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by September 2015. Borrowings under this facility will bear interest at a rate of LIBOR plus 2%.

•

As of December 31, 2012 and 2011, $14.2 million and $19.2 million was outstanding under the acquisition advance and $5.8 million and $0.8 million was available for borrowing, respectively. This $20.0 million acquisition advance expires in September 2015. Proceeds of the acquisition advance may be used to make permitted business acquisitions. Advances may be drawn in two tranches and are due and payable in equal monthly installments of principal and interest such that all amounts will be repaid by the acquisition line maturity date. The advances bear interest at a rate of LIBOR plus 2%.

In connection with the loan and security agreement, the Company issued a warrant to the lender to purchase 4,482 shares of common stock at an exercise price of $29.00 per share. As of December 31, 2012 and 2011, the warrant had not been exercised.

The Company’s U.S. loan and security agreement requires maintenance of specified financial covenants, including a liquidity ratio, and restricts our ability to incur additional debt or to engage in specified transactions and is secured by substantially all of the Company’s U.S. assets, other than intellectual property assets. As of December 31, 2012 and 2011, the Company was in compliance with all covenants contained in this agreement.

At December 31, 2012, maturities of long-term debt were as follows (in thousands):

Less than 1 year	$5,000
1-3 years	17,167

$22,167

11. Commitments and contingencies

Leases

The Company leases various facilities under non-cancelable operating leases. As of December 31, 2012, the future minimum commitments under all operating leases are as follows (in thousands):

Years ending December 31,
2013	$1,888
2014	1,215
2015	1,061
2016	666
Thereafter	1,468

$6,298

The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the Company’s operating leases was $2.3 million, $1.9 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Litigation

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company can estimate the potential liability and if the Company believes it is more likely than not that the case will be ruled against us. If a legal claim for which the Company did not accrue is resolved against us, the Company would record the expense in the period in which the ruling was made. The Company currently do not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, hover, and unfavorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the U.S. District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and the Company, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the codefendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers, and, therefore, are being utilized in such digital diagnostic standards. On March 23, 2010, the Company filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims asserting that Finisar has violated state and federal competition laws and violated its obligations to license on reasonable and non-discriminatory terms. On May 5, 2010, the court dismissed without prejudice all co-defendants (including the Company) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against the Company. The Company and Finisar had agreed to suspend their respective claims for a 90 day period and not to refile the originally asserted claims against each other until one or more specified events occur resulting in the partial or complete resolution of the litigation between Source Photonics and Finisar. On September 10, 2010, Source Photonics and Finisar settled their lawsuit, commencing the suspension period, which ended in December 2010. On January 18, 2011, the Company and Finisar again agreed to suspend their respective claims and not to refile the originally asserted claims against each other until at least 90 days after one or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. This tolling period expired on April 30, 2012. On May 3, 2012 the Company and Finisar agreed to further toll their respective claims until the refiling of certain of the previously asserted claims from this dispute. As a result, Finisar is permitted to bring a new lawsuit against the Company if it chooses to do so, and the Company may bring new claims against Finisar upon seven days written notice prior to filing such claims. The Company is currently unable to predict the outcome of this dispute and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of December 31, 2012, the Company does not have any material indemnification claims that were probable or reasonably possible.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase obligations

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of December 31, 2012, total outstanding purchase obligations were $19.5 million, primarily due within the next 12 months.

Other contingencies

Under California’s recently enacted Global Warming Solutions Act, the Company designed and installed additional pollution control equipment at the San Jose, California, manufacturing plant to reduce perfluorocarbon emissions. As of December 31, 2012, the San Jose and Fremont, California, manufacturing facilities are in compliance with the Global Warming Solutions Act.

12. Stockholders’ Equity

Common stock

As of December 31, 2012, the Company had reserved the following shares of authorized but unissued common stock:

Stock option plans	4,081,378
Stock purchase plans	257,734
Warrants	4,482

4,343,594

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

In February 2011, in connection with the closing of the Company’s initial public offering and execution of the associated underwriting agreement, shares authorized for issuance under the 2004 Plan were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of December 31, 2012, options to purchase 1,758,432 shares were outstanding under the 2004 Plan and no shares were available for future grant.

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

The Company re-measured the fair value (based on the market price of the Company’s common stock at the relevant period end) of all vested and outstanding stock appreciation units and adjusts compensation expense and corresponding liability accordingly. The Company also recognized compensation expense for additional vested stock appreciation units. As of December 31, 2012, 212,534 stock appreciation units were outstanding. The Company does not intend to grant additional stock appreciation units under the 2007 Plan.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010 Equity Incentive Plan

In April 2010, the Company adopted its 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan will terminate on April 13, 2020, unless sooner terminated by the board of directors.

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

Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2010 Plan after the 2010 Plan becomes effective is 865,420 shares. Then, the number of shares of the Company’s common stock reserved for issuance under the 2010 Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2010 Plan is 8,000,000 shares. As of December 31, 2012, stock options to purchase and restricted stock units to convert to a total of 1,556,228 shares of common stock were outstanding under the 2010 Plan and 44,947 shares were reserved for future issuance.

In December 2012, the board of the Company approved to increase 1,500,000 shares available for issuance to provide performance-based equity awards to key employees, with subject to approval by the Company’s stockholders in June 2013. No shares may be issued until stockholder approval is obtained, and such grants shall be forfeited if the stockholder approval is not obtained. These shares are not included in our financial statements and disclosures.

2010 Employee Stock Purchase Plan

In February 2011, the Company adopted its 2010 Employee Stock Purchase Plan (the “2010 ESPP”). The 2010 ESPP was implemented through a series of offerings of purchase rights to eligible U.S. employees. The offering period is for 12 months beginning November 16th of each year, with two purchase dates on May 15th and November 15th.

The 2010 ESPP initially authorizes the issuance of 342,568 shares of the Company’s common stock pursuant to purchase rights granted to employees or to employees of designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lesser of (1) 3.5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 600,000

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of common stock or (3) such lesser number of shares of common stock as determined by the Company’s board of directors. As of December 31, 2012, the Company had 257,734 shares reserved for future issuance. The Company issued 520,111 shares during the year ended December 31, 2012.

2011 Inducement Award Plan

In September 2011, the Company adopted its 2011 Inducement Award Plan (the “2011 Plan”). The 2011 Plan provides for awarding options, stock appreciation rights, restricted stock grants, restricted stock units and other awards to new employees of the Company and its affiliates, including as a result of future business acquisitions. All options shall be designated as non-statutory stock options.

The number of shares reserved for issuance under the 2011 Plan is 750,000 shares. The exercise price of awards shall be not less than 100% of the fair market value of the Company’s common stock on the date of grant. Each stock appreciation right grant will be denominated in shares of common stock equivalents. Options and stock appreciation rights have a maximum term of ten years measured from the date of grant, subject to earlier termination following the individual’s cessation of service with the Company. As of December 31, 2012, stock options to purchase a total of 384,050 shares of common stock were outstanding under the 2011 Plan and 365,950 shares were reserved for future issuance.

Stock options and restricted stock units

The following table summarizes the Company’s stock option and restricted stock unit activity during the year ended December 31, 2012:

		Stock Options		Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	330,177	2,631,524	$5.99	517,445	$6.97
Authorized for issuance	870,190	0	$0	0	$0
Granted	(942,955)	309,846	$5.03	633,109	$5.27
Exercised/Converted	0	(56,119)	$4.24	(162,664)	$6.94
Forfeited	125,256	(111,364)	$7.27	(63,067)	$6.53

Balance at December 31, 2012	382,668	2,773,887	$5.87	924,823	$5.84

The following table summarizes information about stock options outstanding as of December 31, 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	2,700,338	$5.87	6.64	$2,237
Exercisable	1,817,751	$5.60	5.65	$1,950

The fair value of options vested during the year ended December 31, 2012, 2011 and 2010 was $2.1 million, $1.0 million and $0.9 million, respectively. The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2012 is calculated based on the difference between the exercise price and the fair

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the Company’s common stock as of December 31, 2012. The intrinsic value of options exercised during the year ended December 31, 2012, 2011 and 2010, was $52,000, $371,000 and $144,000, respectively.

The following table summarizes information about restricted stock units outstanding as of December 31, 2012:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	836,731	$5.84	1.33	$4,803

The fair value of restricted stock units vested during the year ended December 31, 2012, 2011 and 2010 was $1.1 million, $0.0 million and $0.0 million, respectively. The intrinsic value of restricted stock units vested and expected to vest as of December 31, 2012 is calculated based on the fair value of the Company’s common stock as of December 31, 2012. The intrinsic value of restricted stock units converted during the year ended December 31, 2012, 2011 and 2010, was $810,000, $0 and $0 respectively.

Stock appreciation units

The following table summarizes the Company’s stock appreciation unit activity during the year ended December 31, 2012:

	Stock Appreciation Units	Weighted- Average Exercise Price
Stock appreciation units outstanding as of December 31, 2011	261,627	$6.86
Stock appreciation units exercised	(16,552)	$4.25
Stock appreciation units cancelled	(32,541)	$6.80

Stock appreciation units outstanding as of December 31, 2012	212,534	$7.07

The fair value of stock appreciation units vested during the year ended December 31, 2012, 2011 and 2010 was $0.3 million, $0.1 million and $0.1 million, respectively. The intrinsic value of stock appreciation units vested and expected to vest and exercisable as of December 31, 2012 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2012. The intrinsic value of stock appreciation units exercised during the year ended December 31, 2012, 2011 and 2010, was $15,130, $15,000 and $0.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Stock-based compensation

Stock options

The following table summarizes the stock-based compensation expense recognized for stock options for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years ended December 31,
Stock options	2012	2011	2010
Cost of goods sold	$273	$175	$116
Research and development	744	523	372
Sales and marketing	364	387	378
General and administrative	766	704	729

	$2,147	$1,789	$1,595

The weighted-average fair value of options granted was $3.33, $4.15 and $7.54 per share for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, there was $3.5 million of unrecognized stock-based compensation expense for stock options that will be recognized over the remaining weighted-average period of 2.5 years.

The Company estimated the fair value of employee stock options using a Black-Scholes valuation model with the following assumptions:

	Years ended December 31,
Stock options	2012	2011	2010
Weighted-average expected term (years)	6.77	6.69	6.59
Weighted-average volatility	72%	71%	73%
Risk-free interest rate	0.99% – 2.70%	1.62% – 2.92%	2.51% – 3.19%
Expected dividends	0%	0%	0%

Expected term. The expected term was estimated using the Company’s historical exercise behavior and expected future exercise behavior.

Volatility. Due to the limited history of the trading of the Company’s common stock since the initial public offering in February 2011, the expected volatility used by the Company is based on volatility of similar entities. In evaluating similarity, factors such as industry, stage of life cycle, size, and financial leverage are taken into consideration. The term over which volatility was measured was commensurate with the expected term.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Stock appreciation units

Stock appreciation units are re-measured each period at fair value. In February 2011, the Company recorded a catch-up expense associated with vested stock appreciation units. Vested stock appreciation units first became exercisable upon the expiration of the lock-up period associated with the initial public offering. Due to the contingent nature of the awards prior to the initial public offering, the Company had not recorded any compensation expense associated with these awards. Therefore, in February 2011, the Company recognized compensation expense representing the number of vested stock appreciation units at that date, multiplied by the fair value of the award. Subsequently, the Company recognizes a charge (credit) for any changes in the fair value of the vested awards.

The following table summarizes the expense recognized for stock appreciation units for the year ended December 31, 2012 and 2011 (in thousands):

Stock appreciation units	Year ended December 31, 2012	Year ended December 31, 2011
Cost of goods sold	$13	$146
Research and development	26	127
Sales and marketing	0	51
General and administrative	88	28

	$127	$352

As of December 31, 2012 and 2011, the liability for the settlement of the stock appreciation units were $0.4 million and $0.4 million, respectively, and were included in accrued and other current liabilities on the consolidated balance sheet. Based on the fair value of the stock appreciation units as of December 31, 2012, the Company has $0.09 million of unrecognized stock-based compensation expense for stock appreciation units that would be recognized over the remaining weighted-average period of 1.3 years.

The Company estimated the fair value of all employee stock appreciation units using a Black-Scholes valuation model with the following assumptions:

Stock appreciation units	Year ended December 31, 2012	Year ended December 31, 2011
Weighted-average expected term (years)	2.88	3.91
Weighted-average volatility	68%	74%
Risk-free interest rate	0.21% – 0.63%	0.36% – 2.42%
Expected dividends	0%	0%

Expected term. Vested stock appreciation units first became exercisable upon the expiration of the lock-up period associated with the initial public offering. Therefore, the Company estimated the term of the award based on an average of the weighted-average exercise period and the remaining contractual term.

Volatility. Due to the limited history of the trading of the Company’s common stock since the initial public offering in February 2011, the expected volatility used by the Company is based on volatility of similar entities.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employee stock purchase plan

The following tables summarize the components of the ESPP expense for the year ended December 31, 2012 and 2011 (in thousands):

ESPP	Years ended December 31, 2012	Years ended December 31, 2011
Cost of goods sold	$206	$79
Research and development	417	254
Sales and marketing	116	91
General and administrative	96	80

	$835	$504

As of December 31, 2012, there was $0.8 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through May 2013. The value of the stock purchase right consists of: (1) the 15% discount on the purchase of the stock, (2) 85% of the call option and (3) 15% of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

ESPP	Year ended December 31, 2012	Year ended December 31, 2011
Weighted-average expected term (years)	0.75	0.71
Weighted-average volatility	60%	68%
Risk-free interest rate	0.04% – 0.16%	0.04% – 0.23%
Expected dividends	0%	0%

Expected term. The expected term represents the period of time from the beginning of the offering period to the purchase date.

Volatility. Due to the limited history of the trading of the Company’s common stock since the initial public offering in February 2011, the expected volatility used by the Company is based on volatility of similar entities. In evaluating similarity, factors such as industry, stage of life cycle, size, and financial leverage are taken into consideration. The term over which volatility was measured was commensurate with the expected term.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock units

The following table summarizes the stock-based compensation expense recognized for restricted stock units for the year ended December 31, 2012 and 2011 (in thousands):

Restricted stock units	Year ended December 31, 2012	Year ended December 31, 2011
Cost of goods sold	$308	$103
Research and development	557	129
Sales and marketing	454	118
General and administrative	349	113

	$1,668	$463

The weighted-average fair value of restricted stock units granted was $5.27 and $6.97 per share for the year ended December 31, 2012 and 2011, respectively. At December 31, 2012, the Company has $3.8 million of unrecognized stock-based compensation expense for restricted stock units that will be recognized over the remaining weighted-average period of 2.2 years.

14. Income taxes

The benefit from (provision for) income taxes is based upon the income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
U.S. Operations	$(25,599)	$(20,712)	$(8,589)
Non-U.S. Operations	9,291	6,477	14,550

	$(16,308)	$(14,235)	$5,961

The components of the benefit from (provision for) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current
U.S. Federal Tax	$(103)	$(257)	$10
U.S. State Tax	0	0	0
Non-U.S. Foreign Tax	(1,119)	(1,350)	(2,331)

	(1,222)	(1,607)	(2,321)
Deferred
U.S. Federal Tax	0	0	0
U.S. State Tax	0	0	0
Non-U.S. Foreign Tax	(142)	452	32

Total provision for income taxes from continuing operations	(1,364)	(1,155)	(2,289)
Benefit from (provision for) income taxes and discontinued operations	(114)	318	7

Total Provision	$(1,478)	$(837)	$(2,282)

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit from (provision for) income taxes differs from the amount obtained by applying the U.S. federal statutory tax rate as follows (in thousands, except percentages):

	Years Ended December 31,
	2012	2011	2010
U.S. Federal Statutory Rate	34%	34%	34%
Tax at U.S. Statutory Rate	$5,599	$4,840	$(2,027)
State Income Taxes, Net of Benefit	967	397	(1,893)
Nondeductible Expenses	96	138	299
Stock-based Compensation	(529)	(511)	(320)
Change in Valuation Allowance	(7,308)	(811)	(276)
Research and Development	0	485	225
Foreign Rate Differences	(656)	3,555	2,368
Earn Out Adjustment Not Taxable	132	438	0
Foreign Income Inclusion	0	(5,140)	0
Change to Prior Year Deferred Balances	826	0	0
Acquisition-related Costs	(491)	(4,585)	0
Foreign Permanent Items	0	0	(209)
Other	0	39	(456)

	$(1,364)	$(1,155)	$(2,289)

The table below summarizes the movement in the Company’s deferred tax asset valuation allowance (in thousands):

Balance at December 31, 2009	$56,623
Credit to Expense	(68)
Deductions—Write-Offs	(114)

Balance at December 31, 2010	56,441
Credit to Expense	(413)
Deductions—Write-Offs	15,486

Balance at December 31, 2011	71,514
Credit to Expense	7,370
Deductions—Write-Offs	(881)

Balance at December 31, 2012	$78,003

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities comprise the following (in thousands):

	December 31,
	2012	2011
Deferred Tax Assets
Net Operating Loss Carryforwards	$69,969	$67,635
Federal and State Credits	7,747	6,822
Reserves, Accruals and Other	5,498	4,254
Fixed Assets and Intangibles	902	647

Total Deferred Tax Assets	84,116	79,358
Valuation Allowance	(78,003)	(71,514)

Total Deferred Tax Assets, Net of Valuation Allowance	6,113	7,844
Deferred Tax Liabilities
Acquired Intangibles	(5,362)	(6,875)

Net Deferred Tax Assets	$751	$969

Reported As:
Current Deferred Tax Assets, Included Within Prepaid Expenses and Other Current Assets	$1,333	$1,896
Long-term Deferred Tax Assets, Included Within Other Long-term Assets	71	—
Deferred Income Tax Liabilities	(653)	(927)

Net Deferred Tax Assets	$751	$969

The net valuation allowance increased by $6.5 million during the year ended December 31, 2012. As of December 31, 2012, the Company had net operating loss, or NOL, carryforwards for federal and state tax purposes of $205.3 million and $144.9 million, respectively. As these net operating losses have not been utilized, a portion has begun to expire in the current year. The Company also had federal and state research credit carryovers of $3.7 million and $9.2 million, respectively. The federal research credits will expire beginning in 2018. The state research credit has no expiration. Utilization of the NOL and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before utilization. During the 2012 tax year, the Company completed an updated study pursuant to Section 382 of the IRC to determine if an additional “ownership change” (for Section 382 purposes) occurred and, if so, whether there was an additional limitation on the Company’s ability to use NOLs and other tax attributes as a result of a potential “ownership change”. No change was determined for the year ended December 31, 2012 and accordingly no new limitations were determined.

The deferred tax assets listed above do not include NOL carryforwards that are expected to expire unutilized as a result of existing ownership changes.

As of December 31, 2012, the Company’s undistributed earnings of foreign subsidiaries were $25.9 million. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. Accordingly, no deferred tax liability has been established relative to these earnings. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credit, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2012, 2011 and 2010, certain of the Company’s subsidiaries benefited from various tax incentives, including tax holidays and reduced tax rates ranging from 15% to 25%, for operating in special economic zones or for engaging in certain qualifying business activities in China. The Company realized benefits from the reduced tax rate for the years ended December 31, 2012, 2011 and 2010 as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Tax Provision (Benefit) for China Entities at Statutory Rate of 25%	$2,261	$1,060	$3,971
Tax Provision (Benefit) for China Entities Included in the Consolidated Statement of Operations	1,347	580	2,291

Tax Benefit From Preferential Tax Rate	$914	$480	$1,680

Shares Used to Compute Impact of Tax Benefits per Basic and Diluted Share	28,529,849	22,359,802	1,945,111

Impact of Tax Benefits per Basic and Diluted Share	$0.03	$0.02	$0.00

Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all China enterprises, including foreign invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, the Company’s China subsidiaries may be subject to the uniform income tax rate of 25% unless they are able to qualify for preferential status. Currently, they have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential rate applies to 2012, 2011 and 2010. The preferential rate has been approved by China for the rate to remain at 15% for 2013 and 2014. In order to retain the preferential rate, the Company must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. The Company believes it will continue to meet the requirements.

Tax effects of a position are recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. At December 31, 2012, the Company had $12 million of unrecognized tax benefits, $0.2 million of which would affect its effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2009	$4,091
Gross Increases for Tax Positions of Prior Years	0
Gross Increases for Tax Positions of Current Year	1,010

Balance at December 31, 2010	5,101
Gross Increases for Tax Positions of Prior Years	119
Gross Increases for Tax Positions of Current Year	3,994

Balance at December 31, 2011	9,214
Gross Increases for Tax Positions of Prior Years	70
Releases for Tax Positions of Prior Years	(26)
Gross Increases for Tax Positions of Current Year	2,735

Balance at December 31, 2012	$11,993

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company files income tax returns in the U.S federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2012, the Company’s federal returns for the year ended December 31, 2009 through the current period and most state returns for the year ended December 31, 2008 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years are still subject to examination. The Company is not currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.

15. Segment and geographic information

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

	Years ended December 31,
	2012	2011	2010
Revenue:
China	$121,236	$129,390	$100,872
United States	66,007	31,180	27,245
Japan	14,771	15,085	17,376
Other	43,409	25,374	32,186

Total consolidated revenue	$245,423	$201,029	$177,679

	As of December 31,
	2012	2011
Long-lived assets:
China	$31,922	$31,756
United States	21,706	24,413
Japan	812	175

Total long-lived assets	$54,440	$56,344

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Restructuring

During the fourth quarter of 2011, the Company approved and implemented a restructuring plan, which resulted in the involuntary termination of 37 employees in the U.S. and 43 employees in China. The reduction in workforce was primarily related to cost-cutting measures in research and development. In addition, the Company made reductions in the areas of sales, marketing and administrative functions as a result of redundancy in positions due to the acquisition of Santur in October 2011. The Company recorded a restructuring charge of $1.3 million for severance and benefit costs in 2011. As of December 31, 2011 substantially all of the restructuring expense had been paid. During the year ended December 31, 2012, the Company recorded incremental restructuring charges of $68,000 related to this restructuring plan. As of December 31, 2012, there was no remaining balance related to this restructuring obligation.

17. Subsequent Events

In January 2013, the Company signed a definitive agreement to acquire the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd. of Japan. Total cash consideration is expected to be approximately $36.8 million. The Company will account for the transaction using the acquisition of accounting for business combinations.

NEOPHOTONICS CORPORATION

Selected Quarterly Financial Data (unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2012 and 2011.

Year ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share data)
Net revenues	$54,223	$63,025	$66,152	$62,023
Gross profit	11,406	15,188	20,616	14,050
Income (loss) from continuing operations	(11,778)	(3,656)	723	(2,961)
Income (loss) from discontinued operations	170	—	—	(28)
Net income (loss) attributable to NeoPhotonics Corporation common stockholders	(11,608)	(3,656)	723	(2,989)
Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders—Basic:
Continuing operations	$(0.47)	$(0.13)	$0.02	$(0.10)

Discontinued operations	$0.01	$0.00	$0.00	$0.00

Net income (loss)	$(0.46)	$(0.13)	$0.02	$(0.10)

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders—Diluted:
Continuing operations	$(0.47)	$(0.13)	$0.02	$(0.10)

Discontinued operations	$0.01	$0.00	$0.00	$0.00

Net income (loss)	$(0.46)	$(0.13)	$0.02	$(0.10)

Weighted averages shares used to compute net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	24,870,684	28,402,929	30,215,144	30,414,735

Diluted	24,870,684	28,402,929	30,611,304	30,414,735

NEOPHOTONICS CORPORATION

Year ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share data)
Net revenues	$50,020	$50,977	$42,849	$57,183
Gross profit	12,159	13,631	12,021	12,274
Income (loss) from continuing operations	(2,100)	13,707	(4,165)	(22,832)
Deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock and accretion of redeemable convertible preferred stock	(17,056)	0	0	0
Income (loss) from continuing operations attributable to NeoPhotonics Corporation common stockholders	(19,156)	13,707	(4,165)	(22,832)
Income (loss) from discontinued operations	165	(127)	75	523
Net income (loss) attributable to NeoPhotonics Corporation common stockholders	(18,991)	13,580	(4,090)	(22,309)
Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders—Basic:
Continuing operations	$(1.27)	$0.56	$(0.17)	$(0.92)

Discontinued operations	$0.01	$(0.01)	$0.00	$0.02

Net income (loss)	$(1.26)	$0.55	$(0.17)	$(0.90)

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders—Diluted:
Continuing operations	$(1.27)	$0.54	$(0.17)	$(0.92)

Discontinued operations	$0.01	$(0.00)	$0.00	$0.02

Net income (loss)	$(1.26)	$0.53	$(0.17)	$(0.90)

Weighted averages shares used to compute net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	15,069,394	24,694,577	24,744,417	24,807,478

Diluted	15,069,394	25,561,980	24,744,417	24,807,478

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of the end of the period covered in this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective as a result of the material weakness that existed in our internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting below.

Notwithstanding the material weakness discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. It was identified that approximately $1.8 million of the inventory in our California facilities of which $1.6 million was at our Fremont facility, a former facility of Santur (a company we acquired in 2011), was not subjected to the year-end inventory physical count procedures. In February 2013, we performed a subsequent inventory physical count on the relevant items at our Fremont facility and identified a difference of $0.1 million between our book and physical count balances as of December 31, 2012 which was recorded as cost of goods sold in fiscal 2012.

Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) as defined in the Exchange Act. Internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of our assessment, using the criteria in Internal Control – Integrated Framework, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 because of the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness Related to Inventory Count at California Facilities - We did not maintain effective internal control over financial reporting as our annual inventory count procedures were not properly executed as the receiving/ inspection areas of our facilities in Fremont and San Jose, California were not subjected to our annual physical inventory counts so that the inventory at these locations would be properly validated for existence. Specifically, our internal controls over annual inventory counts did not operate effectively to provide reasonable assurance that all inventory count results were reconciled to our accounting records. While this control deficiency did not result in any misstatements, it could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8.

Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weaknesses in Internal Control Over Financial Reporting: Our management has been actively engaged in developing remediation plans to address the material weakness discussed above. The remediation efforts expected to be implemented include the following:

•	inventory control and annual physical count training program for relevant personnel specifically focusing on material located in the incoming/receiving areas;

•	performing more frequent inventory cycle and physical counts at our Fremont and San Jose, California facilities.

Our management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1—Election of Directors” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 30, 2013.

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

The information required with respect to procedures by which security holders may recommend nominees to our board of directors, the composition of our Audit Committee, and whether the Company has an “audit committee financial expert”, is incorporated by reference from the information contained in the section entitled “Proposal 1—Election of Directors” in our Proxy Statement.

Adoption of Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) applicable to all of our board of director members, employees and executive officers, including our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). The Company has made the Code available on our website at http://www.neophotonics.com.

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at http://www.neophotonics.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2012.

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

March 15, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 15, 2013 on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY S. JENKS Timothy S. Jenks	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2013

/s/ JAMES D. FAY James D. Fay	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2013

/s/ BANDEL L. CARANO Bandel L. Carano	Director	March 15, 2013

/s/ ALLAN KWAN Allan Kwan	Director	March 15, 2013

/s/ BJORN OLSSON Björn Olsson	Director	March 15, 2013

/s/ MICHAEL J. SOPHIE Michael J. Sophie	Director	March 15, 2013

/s/ LEE SEN TING Lee Sen Ting	Director	March 15, 2013

/s/ CHARLES J. ABBE Charles J. Abbe	Director	March 15, 2013

Sergey Polikarpov	Director

EXHIBIT INDEX

Exhibit no.	Description of exhibit

2.1(1)	Agreement and Plan of Merger, dated as of September 29, 2011, by and among NeoPhotonics Corporation, Dulcimer Acquisition Corp., Santur and Shareholder Representative Services LLC, solely in its capacity as the Stockholder Representative.

2.2	Agreement and Plan of Demerger, dated as of January 18, 2013, by and among NeoPhotonics Corporation, LAPIS Semiconductor Co., Ltd., and NeoPhotonics Semiconductor GK.

3.1(2)	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.

3.2(3)	Amended and Restated Bylaws of NeoPhotonics Corporation.

4.1†	Specimen Common Stock Certificate of NeoPhotonics Corporation.

4.2†	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.

4.3†	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.

10.1†	Form of Indemnification Agreement entered into by and between NeoPhotonics Corporation and each of its directors and officers.

10.2+†	2004 Stock Option Plan, as amended, and related documents.

10.3+†	2007 Stock Appreciation Grants Plan and related documents.

10.4+(4)	2010 Equity Incentive Plan and forms of agreement thereunder.

10.5+†	2010 Employee Stock Purchase Plan.

10.6†	Lease by and between BRE/PCCP Orchard, LLC and NeoPhotonics Corporation, dated April 7, 1999 with the Summary of Basic Lease Terms and Addendum No. 1 to Lease, as amended by First Amendment to Lease dated November 22, 2002, the Second Amendment to Lease dated December 15, 2003, the Third Amendment to Lease dated March 13, 2007 and the Fourth Amendment to Lease dated May 28, 2010.

10.7†	Loan and Security Agreement by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007 as amended by First Amendment dated December 18, 2008 and December 11, 2009.

10.8*†	Maximum Comprehensive Credit Line Contract and Maximum Mortgage Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated November 3, 2008 and December 25, 2008, respectively.

10.9*†	Loan Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated February 13, 2009.

10.10*†	Loan Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated April 7, 2009.

10.11*†	Comprehensive Credit Line Contract, as supplemented, by and between CITIC Bank Ltd and NeoPhotonics (China) Co., Ltd. dated October 26, 2009.

10.12*†	RMB Loan Contract by and between CITIC Bank Ltd and NeoPhotonics (China) Co., Ltd. dated November 23, 2009.

10.13+†	Employment Letter by and between NeoPhotonics Corporation and Timothy S. Jenks, dated March 30, 2010.

Exhibit no.	Description of exhibit

10.14+†	Offer Letter by and between NeoPhotonics Corporation and James D. Fay, dated March 9, 2007.

10.15+†	Offer Letter by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated January 2, 2005.

10.16*+†	Offer Letter by and between NeoPhotonics (China) Co., Ltd. and Chi Yue “Raymond” Cheung, dated August 14, 2007.

10.17+†	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Timothy S. Jenks dated April 13, 2010.

10.18+†	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and James D. Fay, dated April 13, 2010.

10.19+†	Severance Agreement by and between NeoPhotonics Corporation and Benjamin L. Sitler dated April 14, 2010.

10.20+†	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated April 13, 2010.

10.21+(5)	NeoPhotonics Corporation Non-Employee Director Compensation Policy.

10.22*†	Comprehensive Credit Line Contract, as supplemented, by and between CITIC Bank Corporation Limited and NeoPhotonics (China) Co., Ltd. dated October 15, 2010.

10.23*†	Working Capital Loan Contract by and between Shenzhen Branch, Shanghai Pudong Development Bank Co., Ltd. and NeoPhotonics (China) Co., Ltd. dated November 11, 2010.

10.24*†	Accounts Receivable Pledge Contract by and between Shanghai Pudong Development Bank Co., Ltd. and NeoPhotonics (China) Co., Ltd. dated April 6, 2010.

10.25+(6)	2011 Executive Officer Cash Compensation Arrangements.

10.26(7)	Property Lease Contract between NeoPhotonics (China) Co., Ltd. and Dongguan Conrad Hi-Tech Park Ltd., dated May 13, 2011.

10.27(8)	Building Lease Agreement between NeoPhotonics Japan Godo Kaisha and Jones Lang Lasalle K.K., dated September 8, 2011.

10.28(9)	Third Amendment To Loan And Security Agreement And Waiver And Consent by and between NeoPhotonics Corporation and Comerica Bank, dated September 29, 2011.

10.29(10)	Libor/Prime Referenced Rate Addendum To Loan And Security Agreement by and between NeoPhotonics Corporation and Comerica Bank, dated September 29, 2011.

10.30+(11)	2011 Inducement Award Plan and related documents.

10.31(12)	Lease between Santur Corporation and 40915 Encyclopedia Circle, LLC, dated June 28, 2010.

10.32(13)	Industrial Space Lease between Santur Corporation and The Kaye Building, LLC, dated March 7, 2001.

10.33+(14)	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Timothy S. Jenks.

10.34+(15)	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and James D. Fay.

10.35+(16)	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Dr. Wupen Yuen.

Exhibit no.	Description of exhibit

10.36+(17)	Severance Rights Agreement, dated April 30, 2012, by and between the Company and Dr. Chi Yue (“Raymond”) Cheung.

10.37(18)	Share Purchase Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.

10.38(19)	Rights Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.

10.39(20)	Lock-Up, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.

10.40+(21)	2012 Executive Officer Bonus Program.

21.1	List of subsidiaries of NeoPhotonics Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1(22)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Translation to English of an original Chinese document.
+	Management compensatory plan or arrangement.
†	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-166096), and incorporated herein by reference.
(1)	Filed as Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on October 18, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on February 10, 2011, and incorporated herein by reference.
(3)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-166096), filed with the SEC on November 22, 2010, and incorporated herein by reference
(4)	Filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 001-35061), filed with the SEC on March 30, 2012, and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on August 11, 2011, and incorporated herein by reference.
(6)	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on August 11, 2011, and incorporated herein by reference.
(7)	Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on November 10, 2011, and incorporated herein by reference.

(8)	Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on November 10, 2011, and incorporated herein by reference.
(9)	Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on November 10, 2011, and incorporated herein by reference.
(10)	Filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on November 10, 2011, and incorporated herein by reference.
(11)	Filed as Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-177306), filed with the SEC on October 13, 2011, and incorporated herein by reference.
(12)	Filed as Exhibit 10.35 to the Annual Report on Form 10-K (File No. 001-35061), filed with the SEC on March 30, 2012, and incorporated herein by reference.
(13)	Filed as Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-35061), filed with the SEC on March 30, 2012, and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on May 10, 2012, and incorporated herein by reference.
(15)	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on May 10, 2012, and incorporated herein by reference.
(16)	Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on May 10, 2012, and incorporated herein by reference.
(17)	Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on May 10, 2012, and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on May 1, 2012, and incorporated herein by reference.
(19)	Filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on May 1, 2012, and incorporated herein by reference.
(20)	Filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on May 1, 2012, and incorporated herein by reference.
(21)	Filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on May 10, 2012, and incorporated herein by reference.
(22)	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NeoPhotonics Corporation, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.