Form 10-Q
period 2013-03-31
NEOPHOTONICS CORP
filed 2013-05-15
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2013, there were 30,611,417 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(In thousands, except share and per share data)	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$51,404	$36,940
Short-term investments	48,356	64,301
Restricted cash	2,108	2,626
Accounts receivable, net of allowance for doubtful accounts	63,267	70,354
Inventories	68,818	43,793
Prepaid expenses and other current assets	8,053	7,630

Total current assets	242,006	225,644
Long-term investments	331	188
Property, plant and equipment, net	65,079	54,440
Goodwill	2,188	—
Other intangible assets, net	17,176	14,213
Other long-term assets	4,206	1,147

Total assets	$330,986	$295,632

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,963	$36,308
Notes payable	10,431	12,003
Current portion of long-term debt	10,710	5,000
Accrued and other current liabilities	23,520	19,959

Total current liabilities	85,624	73,270
Long-term debt, net of current portion	40,420	17,167
Deferred income tax liabilities	655	653
Other noncurrent liabilities	10,506	1,724

Total liabilities	137,205	92,814

Commitments and contingencies (Note 9)
Redeemable common stock	5,000	5,000

Stockholders’ equity:
Preferred stock, $0.0025 par value
At March 31, 2013: 10,000,000 shares authorized, no shares issued or outstanding;
At December 31, 2012: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value
At March 31, 2013: 100,000,000 shares authorized, 30,604,293 shares issued and outstanding;
At December 31, 2012: 100,000,000 shares authorized, 30,546,155 shares issued and outstanding	76	76
Additional paid-in capital	435,282	433,996
Accumulated other comprehensive income	11,970	11,829
Accumulated deficit	(258,547)	(248,083)

Total stockholders’ equity	188,781	197,818

Total liabilities, redeemable common stock and stockholders’ equity	$330,986	$295,632

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2013	2012

Revenue	$56,063	$54,223
Cost of goods sold	44,333	42,817

Gross profit	11,730	11,406
Operating expenses:
Research and development	9,707	10,538
Sales and marketing	3,586	3,023
General and administrative	8,545	6,995
Amortization of purchased intangible assets	321	354
Adjustment to fair value of contingent consideration	0	1,907
Restructuring charges	325	130

Total operating expenses	22,484	22,947

Loss from operations	(10,754)	(11,541)

Interest income	131	132
Interest expense	(163)	(154)
Other expense, net	(274)	(275)

Total interest and other expense, net	(306)	(297)

Loss before income taxes	(11,060)	(11,838)
Income tax benefit	596	60

Loss from continuing operations	(10,464)	(11,778)
Income from discontinued operations, net of tax (including gain on disposal of $636, net of tax, for the three months ended March 31, 2012)	—	170

Net loss	$(10,464)	$(11,608)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.34)	$(0.47)

Discontinued operations	$0.00	$0.01

Net loss	$(0.34)	$(0.46)

Weighted average shares used to compute basic and diluted net income (loss) per share:	30,574,032	24,870,684

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2013	2012

Net loss	$(10,464)	$(11,608)
Foreign currency translation adjustments	160	125
Unrealized gain (loss) on investments, net of tax of $0	(19)	296

Comprehensive loss	$(10,323)	$(11,187)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012

Cash flows from operating activities
Net loss	$(10,464)	$(11,608)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,590	5,353
Asset impairment charges	34	14
Stock-based compensation expense	1,202	1,144
Deferred taxes	(781)	387
Loss on disposal of property and equipment	111	18
Gain on sale of discontinued operations	—	(750)
Allowance for doubtful accounts	22	8
Provision for inventories	30	721
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,155	9,155
Inventories	(4,682)	(4,680)
Prepaid expenses and other current assets	(1,256)	(1,800)
Accounts payable	5,098	584
Acquisition-related costs	3,190	—
Accrued and other liabilities	(1,462)	(184)

Net cash provided by (used in) operating activities	2,787	(1,638)

Cash flows from investing activities
Purchase of property, plant and equipment	(6,218)	(2,019)
Purchase of marketable securities	(29,030)	(12,964)
Proceeds from sale of marketable securities	23,747	5,139
Proceeds from maturity of securities	20,900	15,100
Decrease in restricted cash	524	68
Acquisition of OCU, net of notes payable	(14,629)	—
Proceeds received on sale of discontinued operations, net of tax	—	1,825

Net cash provided by (used in) investing activities	(4,706)	7,149

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	79	64
Proceeds from bank loans	40,000	—
Repayment of bank loans	(22,167)	(1,250)
Proceeds from issuance of notes payable	4,881	7,738
Repayment of notes payable	(6,482)	(7,867)

Net cash provided by (used in) financing activities	16,311	(1,315)

Effect of exchange rates on cash and cash equivalents	72	209
Net increase in cash and cash equivalents	14,464	4,405
Cash and cash equivalents at the beginning of the period	36,940	32,485

Cash and cash equivalents at the end of the period	$51,404	$36,890

Supplemental disclosure of noncash investing and financing activities:
Fair value of the assets acquired and the liabilities assumed are related to OCU acquisition. See Note 6 for details.

See accompanying Notes to Condensed Consolidated Financial Statements.

The Company acquired certain assets and assumed certain liabilities of OCU. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired including goodwill	$35,466
Cash paid upon closing	(14,629)

Liabilities assumed	$20,837

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of presentation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

Due to rounding, numbers presented in this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

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

Business Combinations—Acquisition Accounting

Under the acquisition method of accounting, the Company allocates the purchase price of acquired companies to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The Company records the excess of purchase price over the aggregate fair values of the tangible and identifiable intangible assets as goodwill. The Company determines the fair values of assets acquired and liabilities assumed. To establish fair value, the Company measures the price that would be received to sell an asset or paid to transfer a liability in an ordinary transaction between market participants. The measurement assumes the highest and best use of the asset by the market participants that would maximize the value of the asset or the group of assets within which the asset would be used at the measurement date, even if the intended use of the asset is different.

The Company estimates the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expenses. The Company estimates the future cash flows to be derived from such assets, and these estimates are used to determine the fair value of the assets. If any of these estimates change, depreciation or amortization expenses could be changed and/or the value of our intangible assets could be impaired.

Acquisition related costs, including finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees are accounted for as expenses in the periods in which the costs are incurred or the services are received.

Note 2. Significant accounting policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2013, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recent accounting pronouncements

In February 2013, the Financial Accounting Standard Board (“FASB”) issued amendments to the FASB Accounting Standard Codification to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments require new disclosures for items reclassified out of accumulated other comprehensive income (“AOCI”), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. Early adoption is permitted. As this guidance only requires expanded disclosures, the adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued amendments to the FASB Accounting Standard Codification, which indicates that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, or (iii) step acquisition for a foreign entity. The amendments are effective prospectively for fiscal years beginning after December 15, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact to the Company’s consolidated financial statements.

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

The results of operations associated with Broadband are presented as discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, 2013 and 2012. Revenue and the components of net income related to the discontinued operations for all periods were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Revenue	$—	$590

Income from discontinued operations before income taxes	—	284
Provision for income taxes	—	(114)

Net income from discontinued operations	$—	$170

Basic and diluted net income per share on discontinued operations	$—	$0.01

Note 4. Cash equivalents and investments

The following table sets forth the fair value of the Company’s financial assets as of the date presented (in thousands):

	As of March 31, 2013				As of December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$4,869	$0	$0	$4,869	$7,270	$0	$0	$7,270
Marketable securities
Corporate bonds	0	27,454	0	27,454	0	23,193	0	23,193
U.S. federal agencies	0	14,143	0	14,143	0	27,251	0	27,251
Foreign bonds and notes	0	0	0	0	0	4,696	0	4,696
Municipal obligations	0	1,901	0	1,901	0	1,902	0	1,902

	$4,869	$43,498	$0	$48,367	$7,270	$57,042	$0	$64,312

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents and investments in marketable securities designated as available-for-sale (in thousands):

	As of March 31, 2013				As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$11	$0	$0	$11	$11	$0	$0	$11
Short-term investments
Money market funds	4,858	0	0	4,858	7,259	0	0	7,259
Corporate bonds	27,411	49	(6)	27,454	23,151	43	(1)	23,193
U.S. federal agencies	14,138	5	0	14,143	27,241	10	0	27,251
Foreign bonds and notes	0	0	0	0	4,682	14	0	4,696
Municipal obligations	1,901	—	0	1,901	1,902	0	0	1,902

Total investments in short-term investments	48,308	54	(6)	48,356	64,235	67	(1)	64,301

Total investments	$48,319	$54	$(6)	$48,367	$64,246	$67	$(1)	$64,312

As of March 31, 2013 and December 31, 2012, maturities of short-term investments are as follows (in thousands):

	March 31, 2013	December 31, 2012
Less than 1 year	$39,647	$51,861
Due in 1 to 2 years	4,811	10,550
Due in 2 to 5 years	2,008	—
Due after 5 years	1,901	1,901

Total	$48,367	$64,312

The Company may sell its security investments in the future to fund future operation needs. As a result, the Company recorded all its marketable securities in short-term investment as of March 31, 2013 and December 31, 2012, regardless of the contractual maturity date of the securities.

Realized gains and losses on the sale of marketable securities during the three months ended March 31, 2013 and 2012 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three months ended March 31, 2013 and 2012. As of March 31, 2013, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 5. Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except share and per share amounts):

	Three months ended March 31,
	2013	2012
Numerator:
Loss from continuing operations	$(10,464)	$(11,778)
Income from discontinued operations, net of tax	0	170

Net loss	$(10,464)	$(11,608)

Denominator:
Weighted average shares used to compute basic and diluted net income (loss) per share	30,574,032	24,870,684

Basic and diluted net income (loss) per share:
Continuing operations	$(0.34)	$(0.47)

Discontinued operations	$0.00	$0.01

Net loss	$(0.34)	$(0.46)

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

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive:

	Three months ended March 31,
	2013	2012
Employee stock options	1,499,393	1,353,444
Common stock warrants	4,482	4,482
Employee stock purchase plan	241,582	61,068
Restricted stock units	1,222	587,271

	1,746,679	2,006,265

Note 6. Business Combination

Optical Components Business Unit (OCU)

On March 29, 2013 (the “closing date”) the Company acquired certain assets and assumed certain liabilities related to the Optical Components Business Unit (the “OCU”) of Lapis Semiconductor Co., Ltd., a wholly owned subsidiary of Rohm Co., Ltd (“Lapis”) of Japan with the intention of operating the OCU as an ongoing business.

The OCU is a leader in high speed semiconductor and high speed laser and photodetector devices for communications networks. The Company believes the acquisition will expand the Company’s solutions for high speed telecom and datacom applications and strengthen the Company’s customer base in Japan.

The total consideration paid by the Company for the OCU was approximately $35.5 million, consisting of cash of $14.6 million, notes payable of $11.1 million and assumed liabilities of $9.7 million. The cash of $14.6 million includes $2.0 million that was withheld and placed into escrow to cover certain indemnity obligations from the closing date through March 29, 2014. The notes payable of $11.1 million are to be paid in three equal installments on the first, second and third anniversaries of the closing date. Each year an additional amount calculated as 1.5% per year of the unpaid balance of the notes becomes due. Lapis retains a lien on the land and building sold until the third payment is paid. The purchase price consideration and payment of notes payable are denominated in Japanese Yen.

In connection with the acquisition, the Company incurred approximately $3.2 million in acquisition-related costs related primarily to investment banking, legal, accounting and other professional services. The acquisition costs were expensed as incurred and were included in general and administrative expenses in the Company’s consolidated statement of operations in the first quarter of 2013.

The OCU’s results of operations between the closing date of March 29, 2013 and the Company’s quarter end date of March 31, 2013 were immaterial.

Purchase Price Allocation

The Company accounted for its acquisition of the OCU assets and assumed liabilities using the acquisition method of accounting for business combinations. The OCU’s tangible and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the acquisition. The excess of purchase price over the value of the net assets acquired was recorded as goodwill. The Company’s purchase price allocation is preliminary. The fair values of acquired assets and liabilities may be further adjusted as additional information becomes available during the allocation period. Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, pension and retirement liabilities, asset retirement obligations, inventory fair value and the working capital adjustments to be agreed with Lapis. Any changes in the values allocated to tangible and identified intangible assets acquired and liabilities assumed during the allocation period may result in material adjustments to goodwill. The following table summarizes the preliminary acquisition accounting and the tangible and intangible assets acquired as of the date of acquisition (in thousands):

Total purchase consideration:
Cash paid upon closing	$14,629
Notes payable	11,130
Liabilities assumed	9,707

$35,466

Less the fair value of assets acquired:
Inventory	20,286
Land, property, plant and equipment	9,282
Intangible assets acquired:
Developed technology	2,120
Customer relationships	1,590

33,278

Goodwill	2,188

Details of liabilities assumed are as follows (in thousands of dollars):
Pension and retirement obligations	$6,471
Other compensation-related liabilities	1,083
Other current liabilities	2,153

Total liabilities assumed	$9,707

The adjustments to measure the assets acquired and liabilities assumed at the preliminary fair value are described below:

Net Tangible Assets

The OCU’s tangible assets acquired and liabilities assumed as of March 29, 2013 were reviewed and adjusted to their preliminary fair value. The Company adjusted the OCU’s historical value of property, plant and equipment to an estimate of depreciated replacement cost, adjusted for economic obsolescence. The Company amortizes property, plant and equipment over estimates lives of 2 to 10 years, and amortizes the expense to cost of goods sold and operating expense. The fair value of inventory acquired was determined using a net realizable value approach based upon the expected sales value of the inventory, less any costs to complete and selling costs along with a reasonable profit margin based on historical and expected results.

Intangible Assets

Developed technology represents products that have reached technological feasibility. The OCU’s current product offerings include high speed semiconductor and high speed laser and photodetector devices for communication networks. The fair value of developed technology intangibles acquired was determined by using a royalty-avoidance method. The share of future revenue relating to current technology was forecasted, using an estimate for obsolescence such that the share declines over time. A royalty rate of two percent was used to calculate royalty savings on that revenue that are avoided since the Company owns the technology and does not need to license it from other parties. The after-tax royalty savings was then discounted to present value using the Company’s discount rate. The Company amortizes the developed technology intangible assets over estimated lives of 4 to 5 years, and amortization expense is recorded to cost of goods sold.

The customer relationships asset represents the value of the ability to sell existing, in-process, and future versions of the technology to the OCU existing customer base. The Company utilized the excess earnings method, estimating future cash flows that will result from existing customers given assumed retention rates, and then discounting those flows to their present value using the Company’s discount rate. The Company amortizes the customer relationships intangible asset over an average estimated life of 6 years, and amortization expense is recorded to operating expenses.

The weighted average amortization period for the total amount of intangible assets acquired is 5.1 years.

Goodwill

Goodwill is the excess of the purchase price over the preliminary fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present. The Company expects that goodwill of $2.2 million will be deductible for tax purposes.

Pro Forma Financial Information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of the Company with the results of OCU prior to the acquisition, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information for the period presented includes the business combination accounting effects on adjustments related to the fair value of acquired inventory and fixed assets, amortization charges from acquired intangible assets and related tax effects of these adjustments, where applicable. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented, nor does it intend to be a projection of future results.

	For the 3 months ended March 31,
	2013	2012

Revenue	$68,435	$67,544
Net loss	$(8,296)	$(9,036)
Basic and diluted net loss per share	$(0.27)	$(0.35)

Note 7. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable	$58,878	$66,338
Trade notes receivable	5,375	4,979
Allowance for doubtful accounts	(986)	(963)

	$63,267	$70,354

Inventories

Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2012
Raw materials	$28,056	$20,520
Work in process	25,312	8,603
Finished goods (1)	15,450	14,670

	$68,818	$43,793

(1)	Finished goods inventory at vendor managed inventory locations were $4.8 million and $4.5 million as of March 31, 2013 and December 31, 2012, respectively.

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$34,295	$(23,405)	$10,890	$32,176	$(22,869)	$9,307
Customer relationships	13,538	(8,392)	5,146	11,898	(8,148)	3,750
Leasehold interest	1,358	(234)	1,124	1,355	(241)	1,114
Noncompete agreements	950	(934)	16	950	(908)	42

	$50,141	$(32,965)	$17,176	$46,379	$(32,166)	$14,213

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

	Three months ended March 31,
	2013	2012
Cost of goods sold	$428	$598
Operating expenses	321	354

Total	$749	$952

The estimated future amortization expense of purchased intangible assets as of March 31, 2013, is as follows (in thousands):

2013 (remaining 9 months)	$3,418
2014	4,240
2015	4,225
2016	3,478
2017	549
Thereafter	1,266

$17,176

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Employee-related	$9,731	$12,293
Other	13,789	7,666

	$23,520	$19,959

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

The table below summarizes the movement in the warranty accrual (in thousands):

	Three months ended March 31,
	2013	2012
Beginning balance	$1,072	$1,443
Warranty accruals	26	19
Settlements and adjustments	(49)	(247)

Ending balance	$1,049	$1,215

Note 8. Debt

The Company records debt at its carrying amount. The Company uses a market approach to determine fair value, which results in a Level 2 fair value measurement. The following table provides the components of debt, obligations, weighted average interest rate and additional fair value information relating to the Company’s outstanding debt instruments (in thousands, except percentages):

	March 31, 2013			December 31, 2012
	Carrying Amount	Fair Value	Weighted Average Interest Rate	Carrying Amount	Fair Value	Weighted Average Interest Rate
Notes payable	$10,431	$10,431		$12,003	$12,003

Notes payable related to OCU acquisition	3,710	3,710	1.50%	0	0
Short-term debt	7,000	7,000	5.00%	5,000	4,892	2.20%

Total short-term debt	$10,710	$10,710		$5,000	$4,892

Long-term notes payable related to OCU acquisition	7,420	7,420	1.50%	0	0
Long-term debt	33,000	33,000	4.91%	17,167	16,336	2.20%

Total long-term debt	$40,420	$40,420		$17,167	$16,336

Notes payable

The Company frequently directs its banking partners to issue notes payable to its suppliers in China in exchange for accounts payable. These banks issue notes to vendors and issue payment to the vendors upon redemption. The Company owes the payable balance to the issuing bank. These notes are unsecured, noninterest bearing and are due approximately six months after issuance.

Notes payable for OCU acquisition

In connection with acquisition of OCU on March 29, 2013, the Company is obligated to pay $11.1 million in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by the OCU. The payment is denominated in Japanese Yen. The amount presented in the table is the short-term portion of $3.7 million and the long-term portion of $7.4 million. The obligation bear interest at 1.5% per year and the real property is security for the loan.

Long-term debt

The Company has lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the U.S., which has been amended several times. As of December 31, 2012, the Company’s loan and security agreement in the U.S. included the following components:

•

As of December 31, 2012, $8.0 million was outstanding under the revolving line of credit agreement and $0.0 million was available for borrowing. Borrowings under this facility bear interest at a rate of LIBOR plus 2%.

•

As of December 31, 2012, no amounts were outstanding under the equipment advance line advance and all $7.0 million was available for borrowing. Borrowings under this facility would bear interest at a rate of LIBOR plus 2%.

•	As of December 31, 2012, $14.2 million was outstanding under the acquisition advance and $5.8 million was available for borrowing. The advances bear interest at a rate of LIBOR plus 2%.

On March 21, 2013, the Company amended and restated in its entirety Loan and Security Agreement with the same bank and added East-West Bank as a lender. The components of the available credit facilities as of March 31, 2013 as follows:

•

As of March 31, 2013, $12.0 million was outstanding under the revolving line of credit agreement and $8.0 million was available for borrowing. Amounts are due on or before March 2016 and borrowings under this revolving line of credit include an interest rate option of the Prime rate plus 4.75% or LIBOR plus 2.5%. Until March 31, 2013, the Prime option was used, and in April 2013, the LIBOR option was selected.

•

As of March 31, 2013, $28.0 million was outstanding under the term loan of the credit facility and interest is payable quarterly in arrears; the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan include an interest rate option of the Prime rate plus 5.0% or LIBOR plus 2.75%. Until March 31, 2013, the Prime option was used, and in April 2013, the LIBOR option was selected.

The Company’s U.S. loan and security agreement requires us to maintain specified financial covenants, including a liquidity ratio, restricts its ability to incur additional debt or to engage in specified transactions and is secured by substantially all of its U.S. assets, other than intellectual property assets. As of March 31, 2013 and December 31, 2012, the Company was in compliance with the covenants contained in this agreement.

In connection with the original loan and security agreement, the Company issued a warrant on December 20, 2007 to Comerica Bank to purchase 4,482 shares of common stock at an exercise price of $29.00 per share. As of March 31, 2013 and 2012, the warrant had not been exercised.

Note 9. Commitments and contingencies

Leases

The Company leases various facilities under noncancelable operating leases. As of March 31, 2013, the future minimum commitments under all operating leases are as follows (in thousands):

2013 (remaining 9 months)	$1,593
2014	1,385
2015	1,188
2016	666
2017	500
Thereafter	968

$6,300

Rent expense under the Company’s operating leases was $0.6 million and $0.5 million for both the three months ended March 31, 2013 and 2012, respectively.

Litigation

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and if the Company believes it is more likely than not that the case will be ruled against it. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company currently do not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect the Company’s financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, hover, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

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

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of March 31, 2013, the Company does not have any material indemnification claims that were probable or reasonably possible.

Purchase obligations

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of March 31, 2013, total outstanding purchase obligations were $26.2 million, primarily due within the next 12 months.

Other contingencies

In connection with the Company’s acquisition of Santur that the Company completed in October 2011, the Company may be required to pay up to an additional $7.5 million in cash as further consideration for the business acquisition, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration is re-measured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. As of March 31, 2013 and December 31, 2012, the Company estimate the fair value of the contingent consideration was $1.0 million and $1.0 million, respectively. Although the Company believes the fair value of the contingent consideration is in accordance with the terms of the Santur acquisition agreements, the selling parties dispute the final amount to be paid. Any adjustment to the fair value of the contingent consideration may impact the results of operations in the period the adjustment is made.

Note 10. Stockholder’s equity

Common Stock

As of March 31, 2013, the Company had reserved the following shares of authorized but unissued common stock:

Common Stock
Stock option plans	5,088,612
Stock purchase plan	257,734
Warrants	4,482

5,350,828

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

Equity Incentive Programs

The Company grants stock options, restricted stock units, stock appreciation units and stock purchase rights pursuant to stockholder and board approved equity incentive plans. These equity incentive plans are described in further detail in Note 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Stock options and restricted stock units

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2013:

		Stock Options		Restricted Stock Units
	Shares available for grant	Number of shares	Weighted average exercise price	Number of units	Weighted average grant date fair value
Balance at December 31, 2012	382,668	2,773,887	$5.87	924,823	$5.84
Authorized for issuance	1,069,115	0	0.00	0	0.00
Granted	(30,000)	17,800	5.60	12,200	5.74
Exercised/Converted	0	(18,251)	4.32	(51,634)	6.12
Forfeited	58,998	(14,472)	8.43	(36,522)	5.84

Balance at March 31, 2013	1,480,781	2,758,964	5.86	848,867	5.82

The following table summarizes information about stock options outstanding as of March 31, 2013:

	Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Vested and expected to vest	2,700,303	$5.87	6.39	$1,228
Exercisable	1,902,220	$5.67	5.50	$1,143

The intrinsic value of options vested and expected to vest and exercisable as of March 31, 2013 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of March 31, 2013. The intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $16,000 and $14,000, respectively.

The following table summarizes information about restricted stock units outstanding as of March 31, 2013:

	Restricted Stock Units Outstanding
	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Vested and expected to vest	782,071	$5.82	1.15	$3,996

The intrinsic value of restricted stock units vested and expected to vest as of March 31, 2013 is calculated based on the fair value of the Company’s common stock as of March 31, 2013. The intrinsic value of restricted stock units converted during the three months ended March 31, 2013 and 2012 was $301,000 and $0, respectively.

Stock appreciation units

The following table summarizes the Company’s stock appreciation unit activity during the three months ended March 31, 2013:

	Stock Appreciation Units	Weighted average exercise price
Stock appreciation units outstanding as of December 31, 2012	212,534	$7.07
Stock appreciation units cancelled	(4,423)	8.93
Stock appreciation units exercised	(316)	4.25

Stock appreciation units outstanding as of March 31, 2013	207,795	7.04

The following table summarizes information about stock appreciation units outstanding as of March 31, 2013:

	Stock Appreciation Units Outstanding
	Number of units	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Vested and expected to vest	207,396	$7.03	5.86	$101
Exercisable	181,913	$6.71	5.69	$98

The intrinsic value of stock appreciation units vested and expected to vest and exercisable as of March 31, 2013 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of March 31, 2013. The intrinsic value of stock appreciation units exercised during the three months ended March 31, 2013 and 2012 was $0 and $6,000, respectively.

Note 11. Stock-based compensation

Stock-based compensation expense

The Company’s stock-based compensation expense was recorded as follows:

	Three months ended March 31,
(in thousands)	2013	2012
Cost of goods sold	$243	$188
Research and development	418	469
Sales and marketing	238	209
General and administrative	303	278

	$1,202	$1,144

Stock options

The following tables summarize the components of stock-based compensation expense for stock options for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three months ended March 31,
	2013	2012
Cost of goods sold	$79	$61
Research and development	174	209
Sales and marketing	78	94
General and administrative	173	174

	$504	$538

The weighted-average fair value of options granted was $3.80 and $4.33 per share for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, there was $3.1 million of unrecognized stock-based compensation expense that will be recognized over the remaining weighted-average period of 2.41 years.

The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
Stock Options	2013	2012
Weighted-average expected term (years)	6.55	6.71
Weighted-average volatility	76%	71%
Risk-free interest rate	1.08%	1.81%
Expected dividends	0%	0%

Expected term. The expected term was estimated using the Company’s historical and expected future exercise behavior.

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

Stock appreciation units

Stock appreciation units are remeasured each period at fair value. The following table summarizes the expense (credit) recognized for stock appreciation units for the three months ended March 31, 2013 (in thousands):

	Three months ended March 31,
	2013	2012
Cost of goods sold	$(24)	$(5)
Research and development	(32)	(9)
Sales and marketing	(13)	(4)
General and administrative	(9)	(3)

	$(78)	$(21)

As of March 31, 2013 and December 31, 2012, the liabilities for the settlement of the stock appreciation units were $0.3 million and $0.4 million, respectively and were included in accrued and other current liabilities on the condensed consolidated balance sheet.

Based on the fair value of the stock appreciation units as of March 31, 2013, the Company had $0.05 million of unrecognized stock-based compensation expense that would be recognized over the remaining weighted-average period of 1.10 years. The Company estimated the fair value of all employee stock appreciation units using a Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
Stock appreciation units	2013	2012
Weighted-average expected term (years)	2.61	3.39
Weighted-average volatility	63%	69%
Risk-free interest rate	0.20 - 0.46%	0.42 - 1.04%
Expected dividends	0%	0%

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

Employee stock purchase plan (“ESPP”)

The following tables summarize the components of ESPP expense for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three months ended March 31,
	2013	2012
Cost of goods sold	$80	$67
Research and development	120	176
Sales and marketing	38	40
General and administrative	40	37

	$278	$320

As of March 31, 2013 there was $0.4 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2013.

The value of the stock purchase right consists of: (1) the 15% discount on the purchase of the stock, (2) 85% of the call option and (3) 15% of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
Stock purchase rights	2013	2012
Weighted-average expected term (years)	0.74	0.72
Weighted-average volatility	48%	71%
Risk-free interest rate	0.13 - 0.16%	0.04 - 0.11%
Expected dividends	0%	0%

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

Restricted stock units

The following table summarizes the stock-based compensation expense recognized for restricted stock units for the three months ended March 31, 2013 (in thousands):

	Three months ended March 31,
	2013	2012
Cost of goods sold	$108	$65
Research and development	156	93
Sales and marketing	135	79
General and administrative	99	70

	$498	$307

The weighted-average fair value of restricted stock units granted was $5.74 and $6.10 per share for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, the Company has $3.3 million of unrecognized stock-based compensation expense that will be recognized over the remaining weighted-average period of 1.92 years.

Note 12. Income taxes

The Company’s income tax expense for the three months ended March 31, 2013 is primarily related to income taxes of the Company’s non-U.S. operations. The Company recorded an income tax benefit of $596,000 and $60,000 for the three months ended March 31, 2013 and 2012, respectively.

(in thousands, except percentages)	Three months ended March 31,
	2013	2012
Income tax benefit	$596	$60
Effective tax rate	6%	1%

The Company had an effective tax benefit rate of 6% in the three months ended March 31, 2013, compared with an effective tax benefit rate of 1% in the three months ended March 31, 2012. The Company’s income tax benefit was primarily due to recording a deferred tax asset arising from transaction costs related to the Company’s acquisition of OCU, partially offset by the operating profit realized in the Company’s foreign subsidiaries, and a loss before income taxes during the three months ended March 31, 2013. The Company’s income tax benefit incurred was primarily due to the loss before income taxes realized in the Company’s foreign subsidiaries during the three months ended March 31, 2012.

The Company conducts its business globally. However, operating income is subject to varying rates of tax in the United States, China and Japan. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of earnings or losses and the tax laws and regulations in each geographical region. The Company expects that its income taxes will vary in relation to the Company’s profitability and the geographic distribution of its profits. Historically, the Company has experienced net losses in the United States and in the short term, the Company expects this trend to continue. One of the Company’s subsidiaries in China generates a cash tax liability. The subsidiary has qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate.

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

As of March 31, 2013, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2013 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended March 31, 2013 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2013 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 15, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business overview

We are a leading designer and manufacturer of photonic integrated circuit, or PIC-based optoelectronic modules and subsystems for bandwidth-intensive, high-speed communications networks.

Our products are designed to enable high-speed transmission rates and efficient allocation of bandwidth over optical networks with high quality and low costs. Our PIC technology utilizes proprietary design elements that provide optical functionality on a silicon or indium phosphide or hybrid chip. PIC devices can integrate many more functional elements than discretely packaged components, enabling increased functionality in a small form factor while reducing packaging and interconnection costs. In addition, the cost advantages of PIC-based components are similar to the economics of semiconductor wafer mass manufacturing, where the marginal cost of producing an incremental chip is much less than that of a discrete component. We further design and produce certain high speed integrated circuits, or ICs, including gallium arsenide or GaAs ICs, that facilitate the high performance operation of optical components and related products.

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

On January 22, 2013, we signed a definitive agreement to acquire the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd. (OCU). OCU is a leading provider of lasers, drivers, and detectors for high speed 100G applications located in Japan. This transaction was closed in March 2013. We believe the acquisition of OCU will serve to enhance our competitive position in 100G products.

In 2012, our revenue growth of 22% over the prior-year was driven primarily by increasing demand for our 40Gbps and 100Gbps speed products, which grew by over 300% over the prior year, as carriers continued to accelerate deployment of high capacity optical transport networks. We operated a sales model that focused on direct alignment with our customers through coordination of our sales, product engineering and manufacturing teams. Our sales and marketing organizations supported our strategy of increasing product penetration with our Tier 1 customers while also serving our broader customer base. We use a direct sales force in the U.S., China, Canada, Israel, Japan, the Russian Federation and the European Union. These individuals worked with our product engineers, and product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs. We also engaged independent commissioned representatives worldwide to extend our global reach.

For the first three months of fiscal 2013 compared to the same period in fiscal 2012, we continued to experience an increase in demand for our 100Gbps products as carriers continued to accelerate deployment of high capacity optical transport networks. This trend helped revenue from our Speed and Agility products to grow on a year over year basis. In the first quarter of 2013 demand for our Access products also declined relative to the same period in 2012 due to lower in fiber-to-the-home deployments in China and North America. The market for optical communications products remains highly competitive. We expect to continue to experience competition from companies that range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We anticipate macroeconomic conditions, including the slow recovery in the U.S., European sovereign debt issues, and a potential slowdown in the economic growth rate in China, could impact our results.

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2013 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K.

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. Revenue is recognized upon delivery of our product to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in Chinese Renminbi (“RMB”) or U.S. dollars. For the three months ended March 31, 2013 and 2012, 33% and 46% of our sales were derived from our China-based subsidiaries, respectively. Revenue is driven by the volume of shipments and may be impacted by pricing pressures. We have generated most of our revenue from a limited number of customers. Given the high concentration of network equipment vendors in our industry, our top ten customers represented approximately 91% of our revenue in each of the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
(in thousands)	2013	2012
Total revenue	$56,063	$54,223

Total revenue increased by $1.8 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, representing a 3% increase. The increase in revenue was primarily attributable to growth in our speed and agility products as carriers increased deployment of 40 Gbps and 100 Gbps telecommunications networks, offset by decrease in demand for transceivers used in legacy networks at data rates at 10Gbps and below.

For the three months ended March 31, 2013, Huawei (27%), Ciena Corporation (22%), Alcatel-Lucent SA (13%) and Cisco (11%) each accounted for 10% or more of our total revenue. For the three months ended March 31, 2012, Huawei (36%), Ciena Corporation (14%) and Alcatel-Lucent SA (11%) each accounted for 10% or more of our total revenue. No other customers accounted for 10% or more of total revenue. We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations. We expect a significant portion of our sales to be denominated in foreign currencies in the future, and therefore may continue to be affected by changes in foreign exchange rates.

Cost of goods sold and gross margin

Our cost of goods sold consists primarily of the cost to produce wafers and to manufacture and test our products. We have a global set of suppliers to help balance considerations related to product availability, quality and cost. Some of our cost of goods sold are denominated primarily in RMB. Our manufacturing process extends from wafer fabrication through final module and subsystem assembly and test. The cost of our manufacturing, assembly and test processes includes the cost of personnel and the cost of our manufacturing equipment and facilities. Our cost of goods sold is impacted by manufacturing variances such as assembly and test yields and production volume. We typically experience lower yields and higher associated costs on new products. In general, our cost of goods sold associated with a particular product declines over time as a result of decreases in wafer costs associated with the increase in the volume of wafers produced, as well as yield improvements and assembly and test enhancements. Additionally, our cost of goods sold includes stock-based compensation, reserves for excess and obsolete inventory, royalty payments, amortization of certain purchased intangible assets and acquisition-related fair value adjustments, warranty, shipping and allocated facilities costs.

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

	Three months ended March 31,
	2013		2012
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue
Cost of goods sold	$44,333	79%	$42,817	79%

	Three months ended March 31,
	2013	2012
Gross margin	21%	21%

Cost of goods sold increased by $1.5 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, representing a 4% increase. The slight increase in cost of goods sold for the three months ended March 31, 2013 compared to the same quarter of 2012 was mainly driven by higher sales. Gross margin remained relatively flat for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

We may experience higher China manufacturing labor cost due to future labor or other laws and regulations in China, and our gross margins and results of operations may be adversely affected.

Operating expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative, amortization of purchased intangible assets, and adjustment to the fair value of contingent consideration. Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. Our operating expenses are denominated primarily in RMB and U.S. dollars.

	Three months ended March 31,
	2013		2012
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue
Research and development	$9,707	17%	$10,538	19%
Sales and marketing	3,586	6%	3,023	6%
General and administrative	8,545	15%	6,995	13%
Amortization of purchased intangible assets	321	1%	354	1%
Adjustment to fair value of contingent consideration	—	0%	1,907	3%
Restructuring charges	325	1%	130	0%

Total operating expenses	$22,484	40%	$22,947	42%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred.

Research and development expense decreased by $0.8 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, representing an 8% decrease. This decrease was primarily due to a $0.5 million lower payroll and employee-related costs in 2013, due to our integration of Santur, and a $0.3 million decrease due to lower material consumption from research and development projects.

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

Sales and marketing expense increased by $0.6 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, representing an 19% increases. This increase was primarily due to a $0.3 million increase in additional payroll and employee-related costs to support sales growth and a $0.2 million increase in allowance for doubtful account reserve.

We expect our sales and marketing expense to increase as a result of the acquisition of OCU and as we grow our business, expand our marketing activities, increase the number of sales and marketing professionals and incur employee-related costs accordingly. As a percentage of total revenue, our sales and marketing expense may vary as our revenue changes over time.

General and administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance, legal, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation of capital equipment, facility costs and restructuring charges.

General and administrative expense increased by $1.6 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, representing a 22% increase. This was primarily due to a $3.2 million increase in acquisition-related cost for OCU, offset by a $1.0 million decrease in payroll and employee-related costs and a $0.6 million decrease in professional fees.

We expect our general and administrative expense to increase as a result of the acquisition of OCU and as we expand and grow our operations and business. As a percentage of total revenue, our general and administrative expense may vary as our revenue changes over time.

Amortization of purchased intangible assets

We completed a series of business acquisitions in 2005 and 2006 and, more recently, in the fourth quarter of 2011 and in the first quarter of 2013, which included the acquisition of intangible assets. These intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology and patents and leasehold interests are includes within cost of goods sold, while customer relationships and noncompete agreements are recorded within operating expenses.

Amortization of purchased intangible assets decreased by 9% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was primarily due to lower amortization from fully amortized assets associated with the acquisitions completed in 2005 and 2006. Amortization of purchased intangible related to our acquisition of OCU will be amortized beginning in the second quarter of 2013. Please refer to note 6. Business Combination of our Notes to Condensed Consolidated Financial Statements for details.

Adjustment to the fair value of contingent consideration

In connection with our acquisition of Santur Corporation (“Santur”) in October 2011, we may be required to pay up to an additional $7.5 million in cash as further consideration for the business acquisition, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration is re-measured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. During the three months ended March 31, 2013 and 2012, we recorded adjustments to the fair value of the consideration of $0.0 million and $1.9 million, respectively. As of March 31, 2013 and December 31, 2012, the fair value of the contingent consideration was $1.0 million. Although we believe the fair value of the contingent consideration is in accordance with the terms of the Santur acquisition agreements, the selling parties disputes the final amount to be paid. Any adjustments to the fair value of the contingent consideration may impact the result of operations in the period the adjustment is made.

Purchase Price Allocation

We accounted for our acquisition of the OCU assets and assumed liabilities using the acquisition method of accounting for business combinations. The OCU’s tangible and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the acquisition. The excess of purchase price over the value of the net assets acquired was recorded as goodwill. Our purchase price allocation is preliminary. The fair values of acquired assets and liabilities may be further adjusted as additional information becomes available during the allocation period. Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, pension and retirement liabilities, asset retirement obligations, inventory fair value, working capital adjustments to be agreed with the Lapis. Any changes in the values allocated to tangible and specifically identified intangible assets acquired and liabilities assumed during the allocation period may result in material adjustments to goodwill. Please refer to Note 6.

Restructuring charges

In the first quarter of 2013, we exited and closed one facility at our headquarters location to align our facilities usage with our current size. As a result, we recorded a restructuring charge related to the facility impairment of approximately $0.3 million including $0.1 million wrote off on deferred rent. As of March 31, 2013, the remaining balance on this restructuring obligation was $0.4 million, which we expect to pay through 2015.

Interest and other expense, net

Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts paid for interest on our short-term and long-term debt borrowings. Other income (expense), net is primarily made up of government subsidies, and foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and the foreign currency transaction gains and losses of our subsidiaries in China primarily result from their transactions in U.S. dollars.

	Three months ended March 31,
(in thousands)	2013	2012
Interest income	$131	$132
Interest expense	(163)	(154)
Other expense, net	(274)	(275)

Total	$(306)	$(297)

Total interest and other expense, net remained relatively flat in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We expect our interest income to remain relatively modest given the low yields available in the marketplace and lower investable balances. And we expect our interest expense to increase due to additional borrowings. Please refer to note 8. Debt of our Notes to Condensed Consolidated Financial Statements for details.

Income taxes

We conduct our business globally. Therefore, our operating income is subject to varying rates of tax in the United States, China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries has qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. The preferential rate applies from 2010 to 2013. The preferential rate applied to 2013 have been approved to remain at 15% through 2014.

	Three months ended March 31,
(in thousands, except percentages)	2013	2012
Income tax benefit	$596	$60
Effective tax rate	6%	1%

We had an effective tax benefit rate of 6% in the three months ended March 31, 2013, compared with an effective tax benefit rate of 1% in the three months ended March 31, 2012. Our income tax benefit was primarily due to recording a deferred tax asset arising from transaction costs related to our acquisition of OCU, partially offset by the operating profit realized in our foreign subsidiaries, and a consolidated loss before income taxes during the three months ended March 31, 2013. Our income tax benefit incurred was primarily due to the loss before income taxes realized in our foreign subsidiaries during the three months ended March 31, 2012.

Liquidity and capital resources

We have financed our operations through issuances of investment securities and cash generated from operations and from various lending arrangements. At March 31, 2013, our cash and cash equivalents totaled $51.4 million, and our short-term investments totaled $48.4 million. Cash and cash equivalents were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

On April 27, 2012, we issued and sold approximately 4.97 million shares of our common stock in a private placement transaction at a price of $8.00 per share for gross proceeds of approximately $39.8 million. The shares of common stock are restricted from transfer pursuant to a lockup agreement for up to two years, at the end of which we are obligated to file one or more registration statements covering the potential resale of the shares of common stock. We intend to use a portion of the net proceeds from the sale of the shares of common stock for general corporate purposes and to establish a design center in the Russian Federation. In addition, we will establish a production facility in the Russian Federation, in accordance with the terms of a rights agreement entered into in connection with the private placement, for the benefit of the global organization. The expansion into the Russian Federation is targeted for completion by July 31, 2014, and is not expected to have a material impact on our results of operations in 2013.

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

Frequently, we also direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. Our Chinese subsidiaries’ banks issue the notes to vendors and issue payment to the vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within six months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our subsidiaries in China. These balances are classified as restricted cash on our consolidated balance sheets. As of March 31, 2013, our restricted cash totaled $2.1 million.

We have lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the U.S., which has been amended several times. As of December 31, 2012, our loan and security agreement in the U.S. included the following components:

•

As of December 31, 2012, $8.0 million was outstanding under the revolving line of credit agreement and $0.0 million was available for borrowing. Borrowings under this facility bear interest at a rate of LIBOR plus 2%.

•

As of December 31, 2012, no amounts were outstanding under the equipment advance line advance and all $7.0 million was available for borrowing. Borrowings under this facility would bear interest at a rate of LIBOR plus 2%.

•	As of December 31, 2012, $14.2 million was outstanding under the acquisition advance and $5.8 million was available for borrowing. The advances bear interest at a rate of LIBOR plus 2%.

On March 21, 2013, we amended and restated in our entirety Loan and Security Agreement with the same bank and added East-West Bank as a lender. The components of the available credit facilities as of March 31, 2013 as follows:

•

As of March 31, 2013, $12.0 million was outstanding under the revolving line of credit agreement and $8.0 million was available for borrowing. Amounts are due on or before March 2016 and borrowings under this revolving line of credit include an interest rate option of the Prime rate plus 4.75% or LIBOR plus 2.5%. Until March 31, 2013, the Prime option was used, and in April 2013, the LIBOR option was selected.

•

As of March 31, 2013, $28.0 million was outstanding under the term loan of the credit facility and interest is payable quarterly in arrears; the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan include an interest rate option of the Prime rate plus 5.0% or LIBOR plus 2.75%. Until March 31, 2013, the Prime option was used, and in April 2013, the LIBOR option was selected.

Our U.S. loan and security agreement requires us to maintain specified financial covenants, including a liquidity ratio, restricts our ability to incur additional debt or to engage in specified transactions and is secured by substantially all of our U.S. assets, other than intellectual property assets. As of March 31, 2013, we were in compliance with the covenants contained in this agreement.

Our subsidiaries in China have short-term line of credit facilities with several banking institutions. These short-term loans have an original maturity date of one year or less as of March 31, 2013. Amounts requested by us are not guaranteed and are subject to the banks’ funds and currency availability. The short-term loan agreements do not contain financial covenants. As of March 31, 2013, we had no short-term loans outstanding.

The table below sets forth selected cash flow data for the periods presented:

	Three months ended March 31,
(in thousands)	2013	2012
Net cash provided by (used in) operating activities	$2,787	$(1,638)
Net cash provided by (used in) investing activities	(4,706)	7,149
Net cash provided by (used in) financing activities	16,311	(1,315)
Effect of exchange rates on cash and cash equivalents	72	209

Net increase in cash and cash equivalents	$14,464	$4,405

Operating activities

During the three months ended March 31, 2013, net cash provided by operating activities was $2.8 million. Cash provided by operating activities was primarily related to cash payments to our employees and suppliers in excess of cash receipts from customers. We recognized a net loss of $10.5 million during the three months ended March 31, 2013. This net loss incorporated non-cash charges, including depreciation and amortization of $4.6 million, stock-based compensation expenses of $1.2 million, and loss on disposal of property and equipment of $0.1 million. During the three months ended March 31, 2013, there was an increase in accounts payable of $5.1 million, an increase of $3.2 million in acquisition-related costs of OCU, and a decrease of $7.2 million in accounts receivable due to improved collection efforts. These amounts were partially offset by the purchase of inventory of $4.7 million to replenish our inventories in preparation for higher customer demand in future periods, a net decrease in accrued and other liabilities of $1.5 million, and an increase in prepaid expenses and other current assets of $1.3 million during the period.

During the three months ended March 31, 2012, net cash used in operating activities was $1.6 million. Cash used in operating activities was primarily related to cash payments to our employees and suppliers in excess of cash receipts from customers. During the three months ended March 31, 2012, we recognized a net loss of $11.6 million. This net loss incorporated non-cash charges, including depreciation and amortization of $5.4 million, stock-based compensation expenses of $1.1 million, non-cash increases to our asset reserve accounts of $0.7 million, partially offset by $0.8 million gain on sale of Shenzhen Photon Broadband Technology Co., Ltd. (“Broadband”), a China subsidiary. During the three months ended March 31, 2012, there was a decrease of $9.2 million in accounts receivable due to improved collection efforts. These amounts were partially offset by the purchase of inventory of $4.7 million to replenish our inventories in preparation for higher customer demand in future periods, and the net increase in prepaid expenses and other current assets of $1.8 million during the period.

Investing activities

Our investing activities consisted primarily of purchases and sales of investments and capital expenditures.

During the three months ended March 31, 2013, net cash provided by investing activities was $4.7 million. We received $44.6 million for the sale and maturity of investment securities, which was offset by $14.6 million of cash used for the acquisition of OCU, $29.0 million for the purchase of investment securities, and $6.2 million in capital expenditures.

During the three months ended March 31, 2012, net cash provided by investing activities was $7.1 million. We received $20.2 million for the sale and maturity of investment securities and $1.8 million for the sale of Broadband, which was partially offset by $13.0 million of cash used for the purchase of investment securities and $2.0 million of capital expenditures.

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of stock and activity associated with our various lending arrangements.

During the three months ended March 31, 2013, net cash provided from financing activities was $16.3 million. We received $40.0 million in proceeds from bank loans and $4.9 million from the issuance of notes payable, which was offset by $22.2 million used for the repayment of bank loans, and $6.5 million for the repayment of notes payables.

During the three months ended March 31, 2012, net cash used in financing activities was $1.3 million. We used $1.3 million of cash for the repayment of bank loans, and $0.1 million for the repayment of notes payable, net of proceeds.

Contractual obligations and commitments

The following summarizes our contractual obligations as of March 31, 2013:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable (1)	$10,431	$10,431	$—	$—	$—
Short-term loan (2)	3,710	3,710	—	—	—
Long-term loan (3)	7,420	—	7,420	—	—
Debt obligations (4)	40,000	7,000	26,000	7,000	—
Operating leases (5)	6,300	2,022	2,311	1,241	726
Purchase commitments (6)	26,167	26,167	—	—	—
Contingent consideration (7)	7,500	7,500	—	—	—
Asset retirement obligations (8)	1,148	—	—	—	1,148

	102,676	56,830	35,731	8,241	1,874

Expected interest payments (9)	3,134	1,254	1,729	151	0

Total commitments	$105,810	$58,084	$37,460	$8,392	$1,874

(1)	In China, we issue notes payable to our suppliers frequently. The notes payable are generally due within six months of issuance and are non-interest bearing. The amount presented in the table represents the principal portion of the obligations.
(2)	In connection with acquisition of OCU on March 29, 2013, we have $11.1 million to be paid in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by the OCU. The amount presented in the table presents short-term portion.
(3)	In connection with acquisition of OCU on March 29, 2013, we have $11.1 million to be paid in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by the OCU. The amount presented in the table presents long-term portion.
(4)	We have lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the U.S., which has been amended several times. On March 21, 2013, the Company amended and restated in its entirety Loan and Security Agreement with the same bank and added East-West Bank as a lender. The amount presented in the table represents the principal portion of the obligations. All of the outstanding debt was subject to fluctuations in interest rates. Interest is paid monthly over the term of the debt arrangement.
(5)	We have entered into various non-cancelable operating lease agreements for our offices in China, U.S. and Japan.

(6)	We are obligated to make payments under various arrangements with suppliers for the procurement of goods and services.
(7)	We are obligated to pay up to an additional $7.5 million for the acquisition of Santur, contingent upon Santur meeting gross profit performance objectives in 2012. As of March 31, 2013, the fair value of the contingent consideration was $1.0 million.
(8)	We have an asset retirement obligation of $1.0 million associated with our facility lease in California, which expires in October 2019. This obligation is included in other noncurrent liabilities in the condensed consolidated balance sheet as of March 31, 2013. We also have a $0.1 million asset retirement obligation on our owned facility in Japan.
(9)	We calculate the expected interest payments based on our outstanding notes payable, loan and debt obligations at prevailing interest rates as of March 31, 2013.

Off-balance sheet arrangements

During the three months ended March 31, 2013, we did not have any significant off-balance sheet arrangements.

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

We started to invest our excess cash in short-term and long-term marketable securities in 2011 to take advantage of higher yields generated by these investments. As of March 31, 2013, the gross unrealized gains or losses on our investments classified as available-for-sale were primarily due to increases or decreases in the fair value of the marketable securities as a result of changes in market interest rates. We have determined that the gross unrealized gains or losses on the available-for-sale securities at March 31, 2013 are temporary in nature. We may sell these marketable securities investments in the future to fund future operating needs. As a result, we recorded all our marketable securities in short-term investments as of March 31, 2013, regardless of the contractual maturity date of the securities.

We are exposed to market risk due to the possibility of changing interest rates associated with certain outstanding balances under our debt instruments. As of March 31, 2013, we did not have outstanding debt in China. As of March 31, 2013, our U.S. debt was based on floating rates of interest and is subject to fluctuations in interest rates. As of March 31, 2012, the interest rates on all of our outstanding debt in China were fixed at the time of drawdown, and were not subject to fluctuations. As of March 31, 2012, we did not have outstanding debt in U.S. As of March 31, 2013 and 2012, we had not hedged our interest rate risk.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A substantial portion of our business is conducted through our subsidiaries in China whose functional currency is the RMB. To the extent that transactions by our subsidiaries in China are denominated in currencies other than RMB, we bear the risk that fluctuations in the exchange rates of the RMB in relation to other currencies could decrease our revenue and increase our costs and expenses. During the three months ended March 31, 2013 and 2012, we recognized foreign currency transaction losses of $232,000 and $204,000, respectively. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. While we generate a significant of our revenue in RMB, a significant of our operating expenses are in U.S. dollars. Therefore depreciation in RMB against the U.S. dollar would negatively impact our revenue upon translation to the U.S. dollars but the impact on operating expenses would be less. For example, for the three months ended March 31, 2013, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $1.7 million decrease in our revenue and a $0.1 million increase in our net loss for the period. Comparatively, for the three months ended March 31, 2012, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $2.3 million decrease in our revenue and a $0.1 million increase in our net loss for the period.

In connection with the OCU acquisition in the first quarter of 2013, we recorded a notes payable of $11.1 million. The payment is denominated in Japanese Yen. Any currency fluctuations may impact on our results of operations in the period a payment is made.

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure. In addition, our currency exchange variations may be magnified by any Chinese exchange control regulations that restrict our ability to convert RMB into another foreign currency.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective as a result of the material weakness that existed in our internal control over financial reporting.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

As previously reported in our Annual Report on Form 10-K, as of December 31, 2012, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, because of the material weakness described in our Annual Report on Form 10-K, specifically our internal controls over annual inventory counts did not operate effectively to provide reasonable assurance that all inventory count results were reconciled to our accounting records.

In response to the material weakness identified, in the fiscal quarter ended March 31, 2013, we instituted several new internal controls in order to remediate the weakness:

•	inventory control and annual physical count training program for relevant personnel specifically focusing on material located in the income/receiving areas; and

•	performing more frequent inventory cycle and physical counts at our Fremont and San Jose, California facilities.

We believe these additional internal controls will be effective in remediating the material weakness described above. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above.

Other than the changes described above there was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 15, 2013, which risk factors are set forth below, except for those risk factors denoted by an asterisk (*).

Risks related to our business

*We have a history of losses which may continue in the future.

We have a history of losses and we may incur additional losses in future periods. As of March 31, 2013, our accumulated deficit was $258.5 million. We also expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our manufacturing facilities and research and development operations.

We have entered into lending arrangements that provide for some of the capital necessary to develop our business further and these lending arrangements contain various restrictions and financial covenants, including a covenant not to exceed a maximum ration of funded debt to adjusted EBITDA on a quarterly basis. Significant additional losses in future period could cause us to breach these covenants. A breach of any of these covenants or a failure to pay interest or indebtedness when due under any of these lending arrangements, could result in a variety of material adverse consequences.

Customer demand is difficult to accurately forecast and, as a result, we may be unable to optimally match production with customer demand, which could adversely affect our business and financial results.

We make planning and spending decisions, including determining the levels of business that we will seek and accept, production schedules, and inventory levels, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, necessitate higher or more restrictive procurement commitments, increase our manufacturing yield loss and scrapping of excess materials, and reduce our gross margin. We may not have sufficient capacity at any given time to meet the volume demands of our customers, or one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Conversely, a downturn in the markets in which our customers compete can cause, and in the past have caused, our customers to significantly reduce or delay the amount of products ordered from us or to cancel existing orders, leading to lower utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand due to market downturns or other reasons would have a material adverse effect on our gross margin, operating income and cash flow. For example, in the fourth quarter of 2012, we experienced an increase in manufacturing costs for one of our high speed products and separately, lower utilization of one of our water fabrication facilities, which adversely affected our gross margin in the fourth quarter of 2012 and first quarter of 2013. We expect these impacts to continue into the second quarter of 2013, which is expected to adversely affect our gross margins for the quarters.

Our products are typically sold pursuant to individual purchase orders or by use of a vendor-managed inventory, or VMI, model, which is a process by which we ship agreed quantities of products to a customer-designated location and those products remain our inventory and we retain the title and risk of loss for those products until the customer takes possession of the products. While our customers generally provide us with their demand forecasts and may give us a promised market share award, they are typically not contractually committed to buy any quantity of products beyond firm purchase orders. Many of our customers may increase, decrease, cancel or delay purchase orders already in place. We have experienced and expect to continue to experience wide fluctuations in demand from customers using VMI, particularly Huawei Technologies, even in instances where we have built and shipped products to the customer-designated locations as VMI. In 2012, there was an increase in the number of our customers utilizing VMI, which may increase our exposure to risks of wide fluctuations in demand from VMI customer locations. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to incur an adverse effect on our revenues, as well as adversely affect our overall results of operations

We are dependent on Huawei Technologies and our other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In 2012, our largest customer, Huawei Technologies, represented 35.8% of our total revenue and our top ten customers represented 90.2% of our total revenue. As a result, the loss of, or a significant reduction in orders from Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations. For instance, in the three months ended September 30, 2011, demand from Huawei Technologies was lower than expected, which adversely affected our revenue for such period. Adverse events affecting our customers could also adversely affect our revenue and results of operations (for instance, in 2009, the filing of a voluntary petition for bankruptcy protection by one of our customers, Nortel Networks Limited, prevented us from timely collection of our accounts receivable from that customer). In addition, network equipment vendors serving the communications networks industry may continue to consolidate, and we may not be able to offset any potential decline in revenue arising from consolidation of our existing customers with revenue from new customers.

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

Additionally, manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Capacity constraints, raw materials shortages, logistics issues, labor shortages, the introduction of new product lines, rapid increases in production demands and changes in customer requirements, manufacturing facilities or processes, or those of some third party contract manufacturers and suppliers of raw materials and components have historically caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross margin on, and our production capacity for, those products. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in our experiencing lower yields, gross margin and production capacity. Our ability to maintain sufficient manufacturing yields is particularly challenging with respect to PICs due to the complexity and required precision of a large number of unique manufacturing process steps. Manufacturing yields for PICs can also suffer if contaminated materials or materials that do not meet highly precise composition requirements are inadvertently utilized. Because a large portion of our PIC manufacturing costs are fixed, PIC manufacturing yields have a substantial effect on our gross margin. Lower than expected manufacturing yields could also delay product shipments and decrease our revenue. It can be hard to cost-effectively increase our production output rapidly, and we can experience yield loss and excess material scrap, which can increase our cost of goods sold and harm our profitability. Also, if we do not have sufficient demand for our PIC-based products our cost of goods sold can increase as the fixed costs of our fabrication facilities are spread over lower production. For example, in the fourth quarter of 2012, we experienced such increased costs with one of our high speed products and one of our wafer fabrication facilities. These higher costs continued in the first quarter of 2013 and are expected to continue through the second quarter of 2013, and could re-occur due to these or other reasons, in the future.

We depend upon outside contract manufacturers for a portion of the manufacturing process for some of our products. Our operations and revenue related to these products could be adversely affected if we encounter problems with this contract manufacturer.

Almost all of our other products are manufactured internally. However we also rely upon contract manufacturer in Malaysia and Japan to produce the finished portion of a few of our products. Our reliance on a contract manufacturer for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality/controls and costs. For instance, recently one of our contract manufacturers has been unable to meet all of our customer demand in a timely fashion. Although we have not experienced any adverse impact from these delays, if these issues continue, they could have a material adverse effect on the revenue from our products. If the contract manufacturer for one of our product were unable or unwilling to manufacture our products in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to our internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products would require us to reduce our supply products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these products and cause us to forego potential revenue opportunities.

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

Policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation, unauthorized use or other infringement of our intellectual property rights. Further, we may not be able to effectively protect our intellectual property rights from misappropriation or other infringement in foreign countries where we have not applied for patent protections, and where effective patent, trademark, trade secret and other intellectual property laws may be unavailable, or may not protect our proprietary rights as fully as U.S. law. Particularly, our U.S. patents do not afford any intellectual property protection in China, Japan, Canada, Malaysia or the Philippines, where we have company operations, or in the Russian Federation, where we intend to expand operations. We seek to secure, to the extent possible, comparable intellectual property protections in China and other areas in which we operate. However, while we have issued patents and pending patent applications in China, portions of our intellectual property portfolio are not yet protected by patents in China. Moreover, the level of protection afforded by patent and other laws in countries such as China and Russia may not be comparable to that afforded in the U.S.

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

As part of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary businesses, products, services or technologies that we believe could accelerate our ability to compete in our existing markets or allow us to enter new markets. Any of these transactions could be material to our financial condition and results of operations. For instance, in October 2011, we completed the acquisition of Santur, a designer and manufacturer of InP-based PIC products, and in March 2013 we completed the acquisition of the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd. (OCU). If we fail to properly evaluate or integrate acquisitions, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

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

Failure to realize the anticipated benefits from our acquisition of Santur and of OCU may affect our future results of operations and financial condition.

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

•	we could have difficulty implementing our existing management, production and accounting software and programs for OCU’s previous business operations;

•	we could incur additional costs associated with known and unknown environmental contamination of the real estate acquired from OCU; and

•	we could incur costs associated with new export or compliance issues associated with OCU products.

The occurrence of any or all of these events may have an adverse effect on our business and results of operations.

Natural disasters, terrorist attacks or other catastrophic events could harm our operations and our financial results.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters and wafer fabrication facility in Silicon Valley, California and our Tokyo, Japan facility are located near major earthquake fault lines, and our manufacturing facilities are located in Shenzhen, China, an area that is susceptible to typhoons. Further, a terrorist attack, including one aimed at energy or communications infrastructure suppliers, could hinder or delay the development and sale of our products. In the event that an earthquake, tsunami, typhoon, terrorist attack or other natural or man-made catastrophe were to destroy any part of our facilities, destroy or disrupt vital infrastructure systems or interrupt our operations or the facilities or operations of our suppliers or customers for any extended period of time, our business, financial condition and results of operations would be materially and adversely affected. We are not insured against many natural disasters, including earthquakes.

Similarly, our worldwide operations could be subject to secondary effects of natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For instance, natural disasters and other business disruptions have created significant secondary effects in the past (such as the 2011 floods in Thailand and the 2011 earthquakes, tsunami and subsequent crisis relating to nuclear power facilities in Japan). Any of these types of events in the future could result in a slowdown of business or inability to manufacture products by our customers or others in the industry that are located in the affected areas; a disruption to the global supply chain for products manufactured in the affected areas that are included in the products either by us or by our customers; a disruption to manufacturing resulting from power shortages or other rationing of inputs to production; an increase in the cost of products that we purchase due to reduced supply; and other unforeseen impacts. These secondary effects could have a material and adverse effect on our business, financial condition, and results of operations.

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

In 2013, we transact in currencies that have had historical volatility, including Japanese Yen and Russian Rubles. Following our acquisition of OCU in 2013, the number and volume of our transactions in Japanese Yen has grown significantly, thus increasing our exposure to potential volatility in this currency. Fluctuations in the exchange rates of these currencies may cause us to recognize additional transaction gains or losses which could impact our results of operations. In the first three months of 2013, for example, the Japanese Yen weakened against the U.S. dollar.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of our Annual Report on Form 10-K for year ended December 31, 2012, our management identified a material weakness in our internal control over financial reporting related to the reconciliation of inventory count results to the Company’s accounting records as of December 31, 2012 primarily in our Fremont, California facility which was a former facility of Santur (a company we acquired in 2011). A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. We have developed a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see “Part I. Item 4. Controls and Procedures”.

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

*Covenants in our credit facilities may limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic or industry conditions.

We have lending arrangements with several financial institutions, including a new revolving credit and term loan agreement with Comerica Bank and East-West Bank in the U.S. as of March 2013, and our subsidiaries in China have line of credit arrangements. Our U.S. new revolving credit and term loan agreement requires us to maintain certain financial covenants, including a liquidity ratio and a quarterly ratio of funded debt to adjust EBITDA, and restricts our ability to take certain actions such as incurring additional debt, paying dividends, or engaging in certain transactions like mergers and acquisitions, investments and asset sales. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under our U.S. new revolving credit and term loan agreement with Comerica Bank and East-West Bank are secured by substantially all of our assets other than intellectual property assets, which limits our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

We may be unable to utilize our net operating loss carryforwards to reduce our income taxes, which could adversely affect our future financial results.

As of December 31, 2012, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $205.3 million and $144.9 million, respectively. As these net operating losses have not been utilized, a portion began to expire in 2012 and will continue to expire further in the current year. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized.

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

*Our Japan operations are subject to local environmental laws and regulations, and our failure to fully comply with all applicable environmental laws and regulations could negatively affect our operations and our future results.

Following our acquisition of OCU, we now own and operate a semiconductor facility in Japan which is subject to local environmental laws and regulations, including the Japanese Environmental Quality Standards (“JEQS”) and the Water Pollution Control Law (“Water Law”), which includes provisions for periodic monitoring of groundwater quality. The JEQS provides guidelines for specified substances in groundwater, primarily including metals and volatile organic compounds, include some that are either used in our operations or have been used in our facilities in prior years. In addition, the Soil Contamination Countermeasures Law includes regulatory standards for many of the same substances regulated under the Water Law, some that are either used in our operations or have been used in our facilities in prior years. Should any of these regulated materials be detected in local water or soil, we could be subject to local law remedies, which could affect our ability to operate or could negatively affect our results of operations.

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

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has experienced higher costs due to increased wages. We were required to pay additional employee benefits taxes beginning in late 2010 and were subject to increases in the minimum wage for hourly workers in 2011 and 2012. We are also subject to an increase in the minimum wage in 2013, and expect that we will be subject to further increase in personnel costs on taxes in the future due to market conditions and/or government mandates. If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

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

From time to time, the Chinese government has implemented requirements to increase the minimum wage for employees in China. These requirements have resulted in the past, and may result in the future, in higher employee costs for our personnel in China. Minimum wage rates generally vary by city and province within China and have historically increased as much as 15% on an annual basis. We were required to increase wages to comply with these requirements and it may be necessary for us to increase wages more than the minimum wage adjustment requires due to market conditions or additional government mandates. If labor costs in China continue to increase, our gross margins, profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with personnel costs or manufacturing in traditionally higher cost countries may be diminished. These newly introduced laws and regulations may materially increase the costs of our operations in China.

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

As of April 30, 2013, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 54% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. In addition, the terms of our U.S. revolving credit and term loan agreement with Comerica Bank and East-West Bank restrict our ability to pay dividends. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock that will prevail in the market after our initial public offering will ever exceed the price that you pay.

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

NeoPhotonics Corporation

Date: May 15, 2013	By:	/S/ JAMES D. FAY
James D. Fay
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit

2.2(1)	Agreement and Plan of Demerger, dated as of January 18, 2013, by and among NeoPhotonics Corporation, LAPIS Semiconductor Co., Ltd., and NeoPhotonics Semiconductor GK.

3.1(2)	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.

3.2(3)	Amended and Restated Bylaws of NeoPhotonics Corporation.

4.1†	Specimen Common Stock Certificate of NeoPhotonics Corporation.

4.2†	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.

4.3†	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.

10.1(4)	Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and among NeoPhotonics Corporation, Comerica Bank, as agent and lead arranger, and the lenders from time to time party thereto.

10.2+	Amended and Restated Non-Employee Director Compensation Policy of NeoPhotonics Corporation.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1(5)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management compensatory plan or arrangement.
†	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333- 166096), and incorporated herein by reference.
(1)	Filed as Exhibit 2.2 to the Annual Report on Form 10-K (File No. 001-35061), filed with the SEC on March 15, 2013, and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on February 10, 2011, and incorporated herein by reference.
(3)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-166096), filed with the SEC on November 22, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on March 27, 2013, and incorporated herein by reference.
(5)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NeoPhotonics Corporation, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.