Form 10-Q/A
period 2013-03-31
NEOPHOTONICS CORP
filed 2013-08-08
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Overview

NeoPhotonics Corporation (the “Company”), is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) to restate and amend the Company’s previously issued and unaudited interim financial statements and related financial information as of March 31, 2013 and for the three months ended March 31, 2013, which was originally filed with the Securities and Exchange Commission on May 15, 2013. As described below and in Note 2, the restatement adjusts the Company’s consolidated statement of cash flows for the three months ended March 31, 2013 to adjust for amounts related to purchases of property and equipment that were inadvertently overstated resulting in the overstatement of net cash used in investing activities by $1.1 million and the overstatement of net cash provided by operating activities by the same amount. The restatement has no impact on the Company’s previously reported total cash and cash equivalents, condensed consolidated balance sheet or condensed consolidated statement of operations.

Background

On August 7, 2013, the audit committee of the board of directors of the Company and management concluded, after discussion with the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, that the consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 should no longer be relied upon as a result of an error in the presentation of non-cash capital expenditures included in the Company’s consolidated statement of cash flows. In the previously issued consolidated statement of cash flows for the interim period ended March 31, 2013, amounts related to purchases of property and equipment were overstated.

Effects of Restatement

The table below presents the effect of the restatement on the following consolidated cash flow line items for the three months ended March 31, 2013:

	Three months ended March 31, 2013
(in thousands)	As previously reported	Adjustment	As restated
Cash Flows From Operating Activities
Accounts payable	$5,098	$(1,084)	$4,014
Net cash provided by operating activities	2,787	(1,084)	1,703
Cash Flows From Investing Activities
Purchase of property, plant and equipment	(6,218)	1,084	(5,134)
Net cash used in investing activities	(4,706)	1,084	(3,622)

Consistent with the information above, the Company has revised the following items in this Form 10-Q/A:

Part I

Item 1- Financial Statements (Unaudited) including Note 2 to the condensed consolidated financial statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 – Controls and Procedures

Part II

Item 1A- Risk Factors

Additionally, in this Amendment, the Company is including currently dated certifications from the Company’s Principal Executive officer and Principal Financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.1 and 31.2 and a currently dated certification from the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 in Exhibit 32.1.

Except to the extent described above and set forth herein, the financial statements and other disclosures in the Form 10-Q initially filed on May 15, 2013 (the “initial Form 10-Q”) are unchanged and this Amendment does not reflect any events that have occurred after the initial Form 10-Q was filed. Accordingly, this Amendment should be read in conjunction with the Company’s initial Form 10-Q and the Company’s subsequent filings with the United States Securities and Exchange Commission.

In light of the restatement, readers should not rely on the Company’s previously filed financial statements as of and for the three month period ended March 31, 2013.

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

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
	(restated)
Cash flows from operating activities
Net loss	$(10,464)	$(11,608)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,590	5,353
Asset impairment charges	34	14
Stock-based compensation expense	1,202	1,144
Deferred taxes	(781)	387
Loss on disposal of property and equipment	111	18
Gain on sale of discontinued operations	—	(750)
Allowance for doubtful accounts	22	8
Provision for inventories	30	721
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,155	9,155
Inventories	(4,682)	(4,680)
Prepaid expenses and other current assets	(1,256)	(1,800)
Accounts payable	4,014	584
Acquisition-related costs	3,190	—
Accrued and other liabilities	(1,462)	(184)

Net cash provided by (used in) operating activities	1,703	(1,638)

Cash flows from investing activities
Purchase of property, plant and equipment	(5,134)	(2,019)
Purchase of marketable securities	(29,030)	(12,964)
Proceeds from sale of marketable securities	23,747	5,139
Proceeds from maturity of securities	20,900	15,100
Decrease in restricted cash	524	68
Acquisition of OCU, net of notes payable	(14,629)	—
Proceeds received on sale of discontinued operations, net of tax	—	1,825

Net cash provided by (used in) investing activities	(3,622)	7,149

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	79	64
Proceeds from bank loans	40,000	—
Repayment of bank loans	(22,167)	(1,250)
Proceeds from issuance of notes payable	4,881	7,738
Repayment of notes payable	(6,482)	(7,867)

Net cash provided by (used in) financing activities	16,311	(1,315)

Effect of exchange rates on cash and cash equivalents	72	209
Net increase in cash and cash equivalents	14,464	4,405
Cash and cash equivalents at the beginning of the period	36,940	32,485

Cash and cash equivalents at the end of the period	$51,404	$36,890

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

Note 2. Restatement of unaudited condensed consolidated financial statements

On August 7, 2013, the Company concluded that the condensed consolidated financial statements for the quarter ended March 31, 2013 that the Company previously included in its Quarterly Report on Form 10-Q filed initially filed on May 15, 2013 should be restated. In the previously issued consolidated statement of cash flows for the interim period ended March 31, 2013, amounts related to purchases of property and equipment were inadvertently overstated resulting in the overstatement of cash flows used in investing activities by $1.1 million and the overstatement of cash flows provided by operating activities by the same amount.

The restatement results in a decrease in cash flows used in investing activities and a corresponding decrease in cash flows provided by operating activities. This restatement has no impact on the Company’s previously reported total cash and cash equivalents, condensed consolidated balance sheet or condensed consolidated statement of operations.

As detailed in the table below, this restatement impacts the following consolidated cash flow line items:

	Three months ended March 31, 2013
(in thousands)	As previously reported	Adjustment	As restated
Cash Flows From Operating Activities
Accounts payable	$5,098	$(1,084)	$4,014
Net cash provided by operating activities	2,787	(1,084)	1,703
Cash Flows From Investing Activities
Purchase of property, plant and equipment	(6,218)	1,084	(5,134)
Net cash used in investing activities	(4,706)	1,084	(3,622)

Note 3. Significant accounting policies

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

Note 4. Discontinued operations

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

Note 5. Cash equivalents and investments

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

Note 6. Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders

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

Note 7. Business Combination

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

Note 8. Balance sheet components

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

Note 9. Debt

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

Note 10. Commitments and contingencies

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

Note 11. Stockholder’s equity

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

Note 12. Stock-based compensation

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

The table below sets forth selected cash flow data for the periods presented:

	Three months ended March 31,
(in thousands)	2013	2012
Net cash provided by (used in) operating activities	$1,703	$(1,638)
Net cash provided by (used in) investing activities	(3,622)	7,149
Net cash provided by (used in) financing activities	16,311	(1,315)
Effect of exchange rates on cash and cash equivalents	72	209

Net increase in cash and cash equivalents	$14,464	$4,405

Restatement of amounts related to three months ended March 31, 2013

We have restated our consolidated statement of cash flows for the three months ended March 31, 2013 to adjust a misclassification relating to purchases of property, plant and equipment. In the previously issued consolidated statement of cash flows for the interim period ended March 31, 2013, amounts related to purchases of property and equipment were inadvertently overstated resulting in the overstatement of net cash used in investing activities and the overstatement of net cash provided by operating activities by the same amount.

This restatement results in a decrease of $1.1 million in accounts payable resulting in a decrease in net cash provided by operating activities and a corresponding decrease in purchases of property, plant and equipment included in net cash used in investing activities.

This restatement has no impact on our previously reported total cash and cash equivalents, condensed consolidated balance sheet or condensed consolidated statement of operations for this period. See Note 2 to our Condensed Consolidated Financial Statements for further details.

Operating activities

During the three months ended March 31, 2013, net cash provided by operating activities was $1.7 million. Cash provided by operating activities was primarily related to cash payments to our employees and suppliers in excess of cash receipts from customers. We recognized a net loss of $10.5 million during the three months ended March 31, 2013. This net loss incorporated non-cash charges, including depreciation and amortization of $4.6 million, stock-based compensation expenses of $1.2 million, and loss on disposal of property and equipment of $0.1 million. During the three months ended March 31, 2013, there was an increase in accounts payable of $4.0 million, an increase of $3.2 million in acquisition-related costs of OCU, and a decrease of $7.2 million in accounts receivable due to improved collection efforts. These amounts were partially offset by the purchase of inventory of $4.7 million to replenish our inventories in preparation for higher customer demand in future periods, a net decrease in accrued and other liabilities of $1.5 million, and an increase in prepaid expenses and other current assets of $1.3 million during the period.

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

During the three months ended March 31, 2013, net cash used in investing activities was $3.6 million. We received $44.6 million for the sale and maturity of investment securities, which was offset by $14.6 million of cash used for the acquisition of OCU, $29.0 million for the purchase of investment securities, and $5.1 million in capital expenditures.

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

In the Evaluation of Disclosure Controls and Procedures included in our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of the material weakness that existed in our internal control over financial reporting related to annual inventory counts. Our Chief Executive Officer and Chief Financial Officer subsequently concluded that the material weakness described below related to the preparation and review of the consolidated statement of cash flows also existed as of March 31, 2013. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

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

In addition, our management concluded that as of March 31, 2013 we did not maintain effective internal control over financial reporting over the preparation and review of our consolidated statement of cash flows. Specifically, we did not execute controls related to the review of non-cash adjustments pertaining to purchases of property, plant and equipment. This control deficiency resulted in the restatement of our consolidated financial statements for the quarter ended March 31, 2013. Additionally, this control deficiency could result in misstatements of the consolidated statement of cash flows that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

With the oversight of senior management and our audit committee, we have taken steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily by continuing to train our finance employees to increase the effectiveness of review over non-cash adjustments pertaining to purchases of property, plant, and equipment. While we believe we will have remediated the material weaknesses prior to filing our Form 10-K for the period ended and as of December 31, 2013 we can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2013.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Amended Quarterly Report on Form 10-Q/A fairly represent in all material respects our financial condition, results of operations and cash flows at and for the period presented in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

In response to the material weakness identified related to annual inventory counts, in the fiscal quarter ended March 31, 2013, we instituted several new internal controls in order to remediate this weakness:

•	inventory control and annual physical count training program for relevant personnel specifically focusing on material located in the income/receiving areas; and

•	performing more frequent inventory cycle and physical counts at our Fremont and San Jose, California facilities.

We believe these additional internal controls will be effective in remediating the material weakness related to annual inventory counts described above. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above.

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

* We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of our Annual Report on Form 10-K for year ended December 31, 2012, our management identified a material weakness in our internal control over financial reporting related to the reconciliation of inventory count results to the Company’s accounting records as of December 31, 2012 primarily in our Fremont, California facility which was a former facility of Santur (a company we acquired in 2011). A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. In addition, in August 2013, our management concluded there was an additional material weakness as of March 31, 2013 in the operating effectiveness of our internal control over financial reporting over the preparation and review of our consolidated statement of cash flows.

We have developed remediation plans designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses or if additional material weaknesses in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see “Part I. Item 4. Controls and Procedures”.

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

NeoPhotonics Corporation

Date: August 8, 2013	By:	/S/ JAMES D. FAY
James D. Fay
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit

2.2(1)	Agreement and Plan of Demerger, dated as of January 18, 2013, by and among NeoPhotonics Corporation, LAPIS Semiconductor Co., Ltd., and NeoPhotonics Semiconductor GK.

3.1(2)	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.

3.2(3)	Amended and Restated Bylaws of NeoPhotonics Corporation.

4.1†	Specimen Common Stock Certificate of NeoPhotonics Corporation.

4.2†	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.

4.3†	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.

10.1(4)	Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and among NeoPhotonics Corporation, Comerica Bank, as agent and lead arranger, and the lenders from time to time party thereto.

10.2(5)+	Amended and Restated Non-Employee Director Compensation Policy of NeoPhotonics Corporation.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1(6)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management compensatory plan or arrangement.
†	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333- 166096), and incorporated herein by reference.
(1)	Filed as Exhibit 2.2 to the Annual Report on Form 10-K (File No. 001-35061), filed with the SEC on March 15, 2013, and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on February 10, 2011, and incorporated herein by reference.
(3)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-166096), filed with the SEC on November 22, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on March 27, 2013, and incorporated herein by reference.
(5)	Filed as the like-numbered exhibit to our originally-filed Quarterly Report on Form 10-Q (File No. 001-35061), filed with the SEC on May 15, 2013, and incorporated herein by reference.
(6)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NeoPhotonics Corporation, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.