Form 10-Q
period 2013-06-30
NEOPHOTONICS CORP
filed 2013-08-08
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 31,255,741 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(In thousands, except share and per share data)	Jun 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$37,857	$36,940
Short-term investments	36,874	64,301
Restricted cash	1,813	2,626
Accounts receivable, net of allowance for doubtful accounts	72,998	70,354
Inventories	64,164	43,793
Prepaid expenses and other current assets	6,684	7,630

Total current assets	220,390	225,644
Long-term investments	355	188
Property, plant and equipment, net	65,886	54,440
Goodwill	2,084	—
Other intangible assets, net	15,926	14,213
Other long-term assets	3,586	1,147

Total assets	$308,227	$295,632

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,115	$36,308
Notes payable	9,041	12,003
Current portion of long-term debt	10,535	5,000
Accrued and other current liabilities	19,708	19,959

Total current liabilities	83,399	73,270
Long-term debt, net of current portion	26,320	17,167
Deferred income tax liabilities	664	653
Other noncurrent liabilities	10,030	1,724

Total liabilities	120,413	92,814

Commitments and contingencies (Note 9)
Redeemable common stock	5,000	5,000

Stockholders’ equity:
Preferred stock, $0.0025 par value
At June 30, 2013: 10,000,000 shares authorized, no shares issued or outstanding; At December 31, 2012: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value
At June 30, 2013: 100,000,000 shares authorized, 30,971,280 shares issued and outstanding; At December 31, 2012: 100,000,000 shares authorized, 30,546,155 shares issued and outstanding	77	76

Additional paid-in capital	438,295	433,996
Accumulated other comprehensive income	12,521	11,829
Accumulated deficit	(268,079)	(248,083)

Total stockholders’ equity	182,814	197,818

Total liabilities, redeemable common stock and stockholders’ equity	$308,227	$295,632

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2013	2012	2013	2012

Revenue	$74,990	$63,025	$131,053	$117,248
Cost of goods sold	59,805	47,837	104,138	90,654

Gross profit	15,185	15,188	26,915	26,594
Operating expenses:
Research and development	11,311	9,322	21,018	19,860
Sales and marketing	3,369	3,406	6,955	6,429
General and administrative	8,470	6,721	17,340	13,846
Amortization of purchased intangible assets	362	321	683	675
Adjustment to fair value of contingent consideration	—	(1,303)	—	604

Total operating expenses	23,512	18,467	45,996	41,414

Loss from operations	(8,327)	(3,279)	(19,081)	(14,820)

Interest income	72	145	203	277
Interest expense	(342)	(145)	(505)	(299)
Other expense, net	(273)	—	(547)	(275)

Total interest and other expense, net	(543)	—	(849)	(297)

Loss before income taxes	(8,870)	(3,279)	(19,930)	(15,117)
Provision for income taxes	(662)	(377)	(66)	(317)

Loss from continuing operations	(9,532)	(3,656)	(19,996)	(15,434)
Income from discontinued operations, net of tax (including gain on disposal of $636, net of tax, for the six months ended June 30, 2012)	—	—	—	170

Net loss	$(9,532)	$(3,656)	$(19,996)	$(15,264)

Basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$(0.31)	$(0.13)	$(0.65)	$(0.58)

Discontinued operations	$0.00	$0.00	$0.00	$0.01

Net loss	$(0.31)	$(0.13)	$(0.65)	$(0.57)

Diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$(0.31)	$(0.13)	$(0.65)	$(0.58)

Discontinued operations	$0.00	$0.00	$0.00	$0.01

Net loss	$(0.31)	$(0.13)	$(0.65)	$(0.57)

Weighted average shares used to compute net loss per share attributable to NeoPhotonics Corporation common stockholders:
Basic	30,779,730	28,402,929	30,677,449	26,636,807

Diluted	30,779,730	28,402,929	30,677,449	26,636,807

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net loss	$(9,532)	$(3,656)	$(19,996)	$(15,264)
Foreign currency translation adjustments	587	(472)	747	(347)
Unrealized gains (losses) on investments, net of tax of $0	(35)	(60)	(54)	236

Comprehensive loss	$(8,980)	$(4,188)	$(19,303)	$(15,375)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash flows from operating activities
Net loss	$(19,996)	$(15,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,769	9,827
Stock-based compensation expense	2,675	2,153
Deferred taxes	(6)	387
Amortization of premiums and discounts on investments	669	386
Gain on sale of discontinued operations	—	(750)
Allowance for doubtful accounts	(144)	93
Provision for inventories	831	2,931
Others	471	82
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,766)	(6,771)
Inventories	(838)	(8,081)
Prepaid expenses and other current assets	(48)	(1,303)
Accounts payable	4,346	3,763
Transaction costs	2,524	—
Accrued and other liabilities	(2,590)	733

Net cash used in operating activities	(4,103)	(11,814)

Cash flows from investing activities
Purchase of property, plant and equipment	(10,300)	(4,965)
Proceeds from disposition of property, plant and equipment	92	—
Purchase of marketable securities	(48,771)	(112,773)
Proceeds from sale of marketable securities	35,247	53,294
Proceeds from maturity of securities	40,255	29,532
Decrease in restricted cash	859	647
Acquisitions, net of cash acquired	(14,928)	—
Proceeds received on sale of discontinued operations, net of tax	—	1,825

Net cash provided by (used in) investing activities	2,454	(32,440)

Cash flows from financing activities
Proceeds from issuance of common stock and redeemable common stock, net of issuance costs	—	39,636
Proceeds from exercise of stock options and warrants	572	188
Proceeds from issuance of stock under ESPP	1,162	923
Proceeds from bank loans	40,000	—
Repayment of bank loans	(35,917)	(2,500)
Proceeds from issuance of notes payable	9,471	12,759
Repayment of notes payable	(12,661)	(16,064)

Net cash provided by financing activities	2,627	34,942

Effect of exchange rates on cash and cash equivalents	(61)	56
Net increase (decrease) in cash and cash equivalents	917	(9,256)
Cash and cash equivalents at the beginning of the period	36,940	32,485

Cash and cash equivalents at the end of the period	$37,857	$23,229

Supplemental disclosure of noncash investing and financing activities:

Fair value of the assets acquired and the liabilities of OCU acquisition. See Note 6 for details.

See accompanying Notes to Condensed Consolidated Financial Statements.

The Company acquired certain assets and assumed certain liabilities of OCU. In conjuction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired including goodwill	$35,765
Cash paid	(14,928)

Liabilities assumed	$20,837

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of presentation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentation. Such reclassification had no effect on previously reported results of operations or stockholders’ equity.

Note 2. Significant accounting policies

There have been no changes in the Company’s significant accounting policies for the six months ended June 30, 2013, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

In July 2013, the FASB issued amendments to the FSAB Accounting Standard Codification on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exists. This guidance is effective for reporting periods beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact to the Company’s consolidated financial statements.

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

The results of operations associated with Broadband are presented as discontinued operations in the Company’s consolidated statements of operations for the three and six months ended June 30, 2013 and 2012. Revenue and the components of net income related to the discontinued operations for all periods were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$—	$—	$—	$590

Income from discontinued operations before income taxes	—	—	—	284
Provision for income taxes	—	—	—	(114)

Income from discontinued operations	$—	$—	$—	$170

Note 4. Cash equivalents and investments

The following table sets forth the fair value of the Company’s financial assets as of the date presented (in thousands):

	As of June 30, 2013				As of December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$13,109	$0	$0	$13,109	$7,270	$0	$0	$7,270
Marketable securities
Corporate bonds	0	13,674	0	13,674	0	23,193	0	23,193
U.S. federal agencies	0	3,061	0	3,061	0	27,251	0	27,251
Foreign bonds and notes	0	5,240	0	5,240	0	4,696	0	4,696
Municipal obligations	0	1,801	0	1,801	0	1,902	0	1,902

	$13,109	$23,776	$0	$36,885	$7,270	$57,042	$0	$64,312

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents and investments in marketable securities designated as available-for-sale (in thousands):

	As of June 30, 2013					As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$11	$0	$0	$11		$11	$0	$0	$11
Short-term investments
Money market funds	13,098	0	0	13,098		7,259	0	0	7,259
Corporate bonds	13,657	20	(3)	13,674		23,151	43	(1)	23,193
U.S. federal agencies	3,060	1	0	3,061		27,241	10	0	27,251
Foreign bonds and notes	5,245	5	(10)	5,240		4,682	14	0	4,696
Municipal obligations	1,801	0	0	1,801		1,902	0	0	1,902

Total investments in short-term investments	36,861	26	(13)	36,874		64,235	67	(1)	64,301

Total investments	$36,872	$26	$(13)	$36,885	(1)	$64,246	$67	$(1)	$64,312	(1)

(1)	Interest income receivable included in total investments balance was $0.2 million and $0.4 million at June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013 and December 31, 2012, maturities of short-term investments are as follows (in thousands):

	June 30, 2013	December 31, 2012
Less than 1 year	$33,090	$51,861
Due in 1 to 2 years	—	10,550
Due in 2 to 5 years	1,994	—
Due after 5 years	1,801	1,901

Total	$36,885	$64,312

The Company may sell its security investments in the future to fund future operation needs. As a result, the Company recorded all its marketable securities in short-term investment as of June 30, 2013 and December 31, 2012, regardless of the contractual maturity date of the securities.

Realized gains and losses on the sale of marketable securities during the three and six months ended June 30, 2013 and 2012 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three and six months ended June 30, 2013 and 2012. As of June 30, 2013, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 5. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Loss from continuing operations	$(9,532)	$(3,656)	$(19,996)	$(15,434)
Income from discontinued operations	0	0	0	170

Net loss	$(9,532)	$(3,656)	$(19,996)	$(15,264)

Denominator:
Weighted average shares used to compute basic and diluted net income (loss) per share	30,779,730	28,402,929	30,677,449	26,636,807

Basic and diluted net loss per share:
Continuing operations	$(0.31)	$(0.13)	$(0.65)	$(0.58)

Discontinued operations	$0.00	$0.00	$0.00	$0.01

Net loss	$(0.31)	$(0.13)	$(0.65)	$(0.57)

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

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee stock options	1,713,296	1,685,219	1,606,344	1,519,331
Common stock warrants	4,482	4,482	4,482	4,482
Employee stock purchase plan	41,270	1,109	141,426	31,088
Restricted stock units	4,121	647,874	2,672	617,573

	1,763,169	2,338,684	1,754,924	2,172,474

Note 6. Business Combination

NeoPhotonics Semiconductor

On March 29, 2013 (the “closing date”) the Company acquired certain assets and assumed certain liabilities related to the Optical Components Business Unit (the “OCU”) of LAPIS Semiconductor Co., Ltd., a wholly owned subsidiary of Rohm Co., Ltd (“LAPIS”) of Japan with the intention of operating the OCU as an ongoing business. The business is now known as NeoPhotonics Semiconductor.

The NeoPhotonics Semiconductor is a leader in high speed semiconductor and high speed laser and photodetector devices for communications networks. The Company believes the acquisition will expand the Company’s solutions for high speed telecom and datacom applications and strengthen the Company’s customer base in Japan.

The total consideration paid by the Company for the NeoPhotonics Semiconductor was approximately $35.8 million, consisting of cash of $14.9 million, notes payable of $11.1 million and assumed liabilities of $9.7 million. The cash of $14.9 million includes $2.0 million that was withheld and placed into escrow to cover certain indemnity obligations from the closing date through March 29, 2014. The notes payable of $11.1 million are to be paid in three equal installments on the first, second and third anniversaries of the closing date. Each year an additional amount calculated as 1.5% per year of the unpaid balance of the notes becomes due. LAPIS retains a lien on the land and building sold until the third payment is paid. The purchase price consideration and payment of notes payable are denominated in Japanese Yen.

In connection with the acquisition, the Company incurred approximately $3.9 million in acquisition-related costs related primarily to investment banking, legal, accounting and other professional services for the six months ended June 30, 2013. The acquisition costs were expensed as incurred and were included in general and administrative expenses in the Company’s consolidated statement of operations.

The results of operations of NeoPhotonics Semiconductor and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of the acquisition. For the three months ended and the six months ended June 30, 2013, NeoPhotonics Semiconductor‘s contribution to total revenues was $11.4 million. The portion of total expenses and net loss associated with NeoPhotonics Semiconductor cannot be separately identified due to the integration with our operations.

Assets Acquired and Liabilities Assumed

The Company accounted for its acquisition of the NeoPhotonics Semiconductor assets and assumed liabilities using the acquisition method of accounting for business combinations. The NeoPhotonics Semiconductor’s tangible and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the acquisition. The excess of purchase price over the value of the net assets acquired was recorded as goodwill. The fair values of acquired assets and liabilities assumed are preliminary. The fair values of acquired assets and liabilities may be further adjusted as additional information becomes available during the 12 months period after the closing date (“measurement period”). Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, pension and retirement liabilities, asset retirement obligations, inventory fair value and the working capital adjustments to be agreed with LAPIS. Any changes in the values allocated to tangible and identified intangible assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill. During the three months ended June 30, 2013, the cash paid and property, plant and equipment were each increased by $299,000 for additional equipment acquired as part of the transaction. This increase represents payments to various vendors for equipment ordered prior to the acquisition date by LAPIS and paid for directly by the Company in the second quarter of 2013. The following table summarizes the preliminary acquisition accounting and the tangible and intangible assets acquired as of the date of acquisition and subsequent adjustments (in thousands):

Total purchase consideration:
Cash paid	$14,928
Notes payable	11,130
Liabilities assumed	9,707

$35,765

Less the fair value of assets acquired:
Inventory	20,286
Land, property, plant and equipment	9,581
Intangible assets acquired:
Developed technology	2,120
Customer relationships	1,590

33,577

Goodwill	2,188

Details of liabilities assumed are as follows (in thousands of dollars):
Pension and retirement obligations, net of fund assets	$6,471
Other compensation-related liabilities	1,083
Other current liabilities	2,153

Total liabilities assumed	$9,707

The adjustments to measure the assets acquired and liabilities assumed at the preliminary fair value are described below:

Net Tangible Assets

The NeoPhotonics Semiconductor’s tangible assets acquired and liabilities assumed as of March 29, 2013 were reviewed and adjusted to their preliminary fair value. The Company adjusted the NeoPhotonics Semiconductor’s historical value of property, plant and equipment to an estimate of depreciated replacement cost, adjusted for economic obsolescence. The Company amortizes property, plant and equipment over estimates lives of 2 to 10 years, and amortizes the expense to cost of goods sold and operating expense. The fair value of inventory acquired was determined using a net realizable value approach based upon the expected sales value of the inventory, less any costs to complete and selling costs along with a reasonable profit margin based on historical and expected results.

Intangible Assets

Developed technology represents products that have reached technological feasibility. The NeoPhotonics Semiconductor’s current product offerings include high speed semiconductor and high speed laser and photodetector devices for communication networks. The fair value of developed technology intangibles acquired was determined by using a royalty-avoidance method. The share of future revenue relating to current technology was forecasted, using an estimate for obsolescence such that the share declines over time. A royalty rate of two percent was used to calculate royalty savings on that revenue that are avoided since the Company owns the technology and does not need to license it from other parties. The after-tax royalty savings was then discounted to present value using the Company’s discount rate. The Company amortizes the developed technology intangible assets over estimated lives of 4 to 5 years, and amortization expense is recorded to cost of goods sold.

The customer relationships asset represents the value of the ability to sell existing, in-process, and future versions of the technology to the NeoPhotonics Semiconductor existing customer base. The Company utilized the excess earnings method, estimating future cash flows that will result from existing customers given assumed retention rates, and then discounting those flows to their present value using the Company’s discount rate. The Company amortizes the customer relationships intangible asset over an average estimated life of 6 years, and amortization expense is recorded to operating expenses.

The weighted average amortization period for the total amount of intangible assets acquired is 5.1 years.

Goodwill

Goodwill is the excess of the purchase price over the preliminary fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present. The carrying amount of goodwill for the three and six months ended June 30, 2013 decreased by $103,000 as a result of foreign currency translation adjustments. The Company expects its goodwill is deductible for tax purposes.

Pro Forma Financial Information (unaudited)

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation and OCU for the three months ended June 30, 2013 and June 30, 2012 and for the six months ended June 30, 2013 and June 30, 2012, as if the OCU Demerger had been completed at the beginning of fiscal 2012. The pro forma financial information includes adjustments to reflect one time charges and amortization of fair value adjustments in the appropriate pro forma periods as though the companies were combined as of the beginning of 2012. These adjustments include:

•	Elimination of OCU’s revenues and cost of goods sold on sales to the Company:

•	Revenues were reduced by $0.8 million and $1.2 million for the three months ended and six months ended June 30, 2012 and were reduced $2.3 million in the six months ended June 30, 2013.

•	Cost of goods sold was reduced by $0.6 million and $0.8 million for the three months ended and six months ended June 30, 2012 and was reduced $1.6 million in the six months ended June 30, 2013.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$74,990	$79,064	$143,425	$146,608
Net loss	($9,532)	($643)	($17,828)	($9,849)
Basic and diluted net loss per share	($0.31)	($0.01)	($0.58)	($0.36)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented, nor does it intend to be a projection of future results.

Note 7. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Accounts receivable	$68,265	$66,338
Trade notes receivable	5,457	4,979
Allowance for doubtful accounts	(724)	(963)

	$72,998	$70,354

Inventories

Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$24,436	$20,520
Work in process	23,948	8,603
Finished goods (1)	15,780	14,670

	$64,164	$43,793

(1)	Finished goods inventory at vendor managed inventory locations were $4.4 million and $4.5 million as of June 30, 2013 and December 31, 2012, respectively.

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	June 30, 2013			December 31, 2012
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$34,456	$(24,399)	$10,057	$32,176	$(22,869)	$9,307
Customer relationships	13,583	(8,853)	4,730	11,898	(8,148)	3,750
Leasehold interest	1,386	(247)	1,139	1,355	(241)	1,114
Noncompete agreements	950	(950)	—	950	(908)	42

	$50,375	$(34,449)	$15,926	$46,379	$(32,166)	$14,213

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$772	$616	$1,200	$1,214
Operating expenses	362	321	683	675

Total	$1,134	$937	$1,883	$1,889

The estimated future amortization expense of purchased intangible assets as of June 30, 2013, is as follows (in thousands):

2013 (remaining 6 months)	$2,108
2014	4,206
2015	4,190
2016	3,444
2017	591
Thereafter	1,387

$15,926

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Employee-related	$9,935	$12,293
Other	9,773	7,666

	$19,708	$19,959

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Employee-related	$8,364	$188
Other	1,666	1,536

	$10,030	$1,724

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

The table below summarizes the movement in the warranty accrual (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Beginning balance	$1,049	$1,215		$1,072	$1,443
Warranty accruals	486	134		512	153
Settlements and adjustments	(124)	(51)		(173)	(298)

Ending balance	$1,411	$1,298	(1)	$1,411	$1,298	(1)

(1)	Included within the ending balance is an accrual of $0.3 million relating to a specific part, for which the liability was assumed as part of the acquisition of Santur.

Note 8. Debt

The Company records debt at its carrying amount. The Company uses a market approach to determine fair value, which results in a Level 2 fair value measurement. The following table provides the components of debt, obligations, weighted average interest rate and additional fair value information relating to the Company’s outstanding debt instruments (in thousands, except percentages):

	June 30, 2013			December 31, 2012
	Carrying Amount	Fair Value	Weighted Average Interest Rate	Carrying Amount	Fair Value	Weighted Average Interest Rate
Notes payable	$9,041	$9,041		$12,003	$12,003

Notes payable related to OCU acquisition	3,535	3,535	1.50%	0	0
Short-term debt	7,000	7,000	2.94%	5,000	4,892	2.20%

Total short-term debt	$10,535	$10,535		$5,000	$4,892

Long-term notes payable related to OCU acquisition	7,070	7,070	1.50%	0	0
Long-term debt	19,250	19,250	2.94%	17,167	16,336	2.20%

Total long-term debt	$26,320	$26,320		$17,167	$16,336

Notes payable

The Company frequently directs its banking partners to issue notes payable to its suppliers in China in exchange for accounts payable. These banks issue notes to vendors and issue payment to the vendors upon redemption. The Company owes the payable balance to the issuing bank. These notes are unsecured, noninterest bearing and are due approximately six months after issuance.

Notes payable for NeoPhotonics Semiconductor acquisition

In connection with acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company is obligated to pay 1,050 million Japanese Yen in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by the NeoPhotonics Semiconductor. The payment is denominated in Japanese Yen. The amount presented in the table is the short-term portion of $3.5 million and the long-term portion of $7.1 million. The obligations bear interest at 1.5% per year and the real estate property is security for the loan.

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

On March 21, 2013, the Company amended and restated in its entirety Loan and Security Agreement with the same bank and added East-West Bank as a lender. The components of the available credit facilities as of June 30, 2013 as follows:

•

As of June 30, 2013, no amount was outstanding under the revolving line of credit agreement and all $20.0 million was available for borrowing subject to covenant requirements. Amounts are due on or before March 2016 and borrowings under this revolving line of credit include an interest rate option of the Prime rate plus 4.75% or LIBOR plus 2.5%. As of June 30, 2013 the rate on the LIBOR option was 2.69%.

•

As of June 30, 2013, $26.3 million was outstanding under the term loan of the credit facility and interest is payable quarterly in arrears; the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan include an interest rate option of the Prime rate plus 5.0% or LIBOR plus 2.75%. As of June 30, 2013 the rate on the LIBOR option was 2.94%.

The Company’s U.S. loan and security agreement requires us to maintain specified financial covenants, including a liquidity ratio, restricts its ability to incur additional debt or to engage in specified transactions and is secured by substantially all of its U.S. assets, other than intellectual property assets. As of June 30, 2013 and December 31, 2012, the Company was in compliance with the covenants contained in this agreement.

In connection with the original loan and security agreement, the Company issued a warrant on December 20, 2007 to Comerica Bank to purchase 4,482 shares of common stock at an exercise price of $29.00 per share. As of June 30, 2013 and 2012, the warrant had not been exercised.

Note 9. Commitments and contingencies

Leases

The Company leases various facilities under noncancelable operating leases. As of June 30, 2013, the future minimum commitments under all operating leases are as follows (in thousands):

2013 (remaining 6 months)	$1,161
2014	1,583
2015	1,342
2016	744
2017	500
Thereafter	968

$6,298

Rent expense under the Company’s operating leases was $0.5 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.

Litigation

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and if the Company believes it is more likely than not that the case will be ruled against it. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company currently do not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect the Company’s financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

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

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of June 30, 2013, the Company does not have any material indemnification claims that were probable or reasonably possible.

Purchase obligations

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of June 30, 2013, total outstanding purchase obligations were $29.3 million, primarily due within the next 12 months.

Other contingencies

In connection with the Company’s acquisition of Santur that the Company completed in October 2011, the Company may be required to pay up to an additional $7.5 million in cash as further consideration for the business acquisition, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration is re-measured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. As of June 30, 2013 and December 31, 2012, the Company estimated the fair value of the contingent consideration was $1.0 million and $1.0 million, respectively. The Company classifies this liability within level 3 as it is valued using significant unobservable inputs. To estimate the fair value, the Company used Santur’s gross profit as defined in the acquisition agreement and an estimated discount rate. Although the Company believes the fair value of the contingent consideration is in accordance with the terms of the Santur acquisition agreements, the selling parties dispute the final amount to be paid. Any adjustment to the fair value of the contingent consideration may impact the results of operations in the period the adjustment is made.

Note 10. Stockholder’s equity

Common Stock

As of June 30, 2013, the Company had reserved the following shares of authorized but unissued common stock:

Common Stock
Stock option plans	6,471,511
Stock purchase plan	594,874
Warrants	4,482

7,070,867

Private Sale of Common Stock and Redeemable Common Stock

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

In December 2012, the board of the Company approved to increase 1,500,000 shares available for issuance to provide performance-based equity awards to key employees which was approved by our Stockholders at our Annual Meeting on June 11, 2013. The Compensation Committee had approved an aggregate of 1,325,000 shares of common stock that were granted on December 12, 2012 which were subject to forfeiture if the proposed amendment to the 2010 Plan was not approved by our stockholders within 12 months of the grant date.

Stock options and restricted stock units

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2013:

		Stock Options		Restricted Stock Units
	Shares available for grant	Number of shares	Weighted average exercise price	Number of units	Weighted average grant date fair value
Balance at December 31, 2012	382,668	2,773,887	$5.87	924,823	$5.84
Authorized for issuance	2,569,115	—	—	—	—
Granted	(1,195,170)	1,164,130	5.20	31,040	7.16
Exercised/Converted	—	(120,697)	4.74	(54,634)	5.80
Forfeited	81,424	(36,975)	8.75	(48,100)	5.90

Balance at June 30, 2013	1,838,037	3,780,345	5.67	853,129	5.87

The following table summarizes information about stock options outstanding as of June 30, 2013:

	Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Vested and expected to vest	3,289,893	$5.74	6.87	$10,682
Exercisable	1,885,353	$5.74	5.39	$6,380

The aggregate intrinsic value of options vested and expected to vest and exercisable as of June 30, 2013 is calculated based on the difference between the exercise price of in-the-money options and the closing price of the Company’s common stock as of June 30, 2013 that would have been received by the option holders if all-in-the-money options had been exercised. The intrinsic value of options exercised during the three months ended June 30, 2013 and 2012 was $236,000 and $26,000, respectively. The intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $253,000 and $40,000, respectively.

The following table summarizes information about restricted stock units outstanding as of June 30, 2013:

	Restricted Stock Units Outstanding
	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Vested and expected to vest	799,382	$5.87	0.91	$6,947

The aggregate intrinsic value of restricted stock units vested and expected to vest as of June 30, 2013 is calculated based on the fair value of the Company’s common stock as of June 30, 2013. The intrinsic value of restricted stock units converted during the three months ended June 30, 2013 and 2012 was $26,000 and 0, respectively. The intrinsic value of restricted stock units converted during the six months ended June 30, 2013 and 2012 was $475,000 and 0, respectively.

Stock appreciation units

The following table summarizes the Company’s stock appreciation unit activity during the six months ended June 30, 2013:

	Stock Appreciation Units	Weighted average exercise price
Stock appreciation units outstanding as of December 31, 2012	212,534	$7.07
Stock appreciation units granted	250,000	5.11
Stock appreciation units cancelled	(14,244)	8.28
Stock appreciation units exercised	(5,746)	4.42

Stock appreciation units outstanding as of June 30, 2013	442,544	5.96

The following table summarizes information about stock appreciation units outstanding as of June 30, 2013:

	Stock Appreciation Units Outstanding
	Number of units	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Vested and expected to vest	337,924	$6.22	7.43	$1,033
Exercisable	173,824	$6.81	5.78	$496

The aggregate intrinsic value of stock appreciation units vested and expected to vest and exercisable as of June 30, 2013 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of June 30, 2013. The intrinsic value of stock appreciation units exercised during the three months ended June 30, 2013 and 2012 was $17,000 and $1,000, respectively. The intrinsic value of stock appreciation units exercised during the six months ended June 30, 2013 and 2012 was $18,000 and $10,000, respectively.

Note 11. Stock-based compensation

Stock-based compensation expense

The Company’s stock-based compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Cost of goods sold	$131	$136	$374	$324
Research and development	600	395	1,018	864
Sales and marketing	344	205	582	414
General and administrative	398	273	701	551

	$1,473	$1,009	$2,675	$2,153

Stock options

The following tables summarize the components of stock-based compensation expense for stock options for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$65	$53	$144	$114
Research and development	175	211	349	420
Sales and marketing	135	90	213	184
General and administrative	205	175	378	349

	$580	$529	$1,084	$1,067

The weighted-average fair value of options granted was $3.96 and $2.89 per share for the three months ended June 30, 2013 and 2012, respectively. The weighted-average fair value of options granted was $3.93 and $3.20 per share for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, there was $6.5 million of unrecognized stock-based compensation expense that will be recognized over the remaining weighted-average period of 4.6 years.

The Company estimated the fair value of employee stock options using a Black-Scholes valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Options	2013	2012	2013	2012
Weighted-average expected term (years)	6.30	6.77	6.34	6.76
Weighted-average volatility	75%	71%	75%	71%
Risk-free interest rate	1.12-1.14%	1.52-1.83%	1.08-1.14%	1.35-1.83%
Expected dividends	0%	0%	0%	0%

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

On December 12, 2012, the Company granted 1,060,000 shares of stock options to key employees subject to an increase in the shares available to be granted which was approved by our stockholders at our Annual Meeting on June 11, 2013. These shares will vest during the term if the average closing price of the Company’s common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share and recipient remains in continuous service with the Company through such period, or fully accelerate and vest on the seven anniversary of the grant date. The Company determined that the grant date for these performance options was June 11, 2013 for accounting purposes. The Company estimated the fair value of performance shares of $5.97 for the three months ended June 30, 2013 using a Monte Carlo simulation model on the date of grant with the assumptions discussed above. The Company recorded $28,000 of compensation expense for these options in the second quarter of 2013.

Stock appreciation units

Stock appreciation units are remeasured each period at fair value. The following table summarizes the expense (credit) recognized for stock appreciation units for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$(63)	$(35)	$(87)	$(40)
Research and development	147	1	115	(8)
Sales and marketing	47	(6)	34	(10)
General and administrative	63	2	54	(1)

	$194	$(38)	$116	$(59)

As of June 30, 2013 and December 31, 2012, the liabilities for the settlement of the stock appreciation units were $0.7 million and $0.4 million, respectively and were included in accrued and other current liabilities on the condensed consolidated balance sheet.

Based on the fair value of the stock appreciation units as of June 30, 2013, the Company had $0.1 million of unrecognized stock-based compensation expense that would be recognized over the remaining weighted-average period of 0.9 years. The Company estimated the fair value of all employee stock appreciation units using a Black-Scholes valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Appreciation Units	2013	2012	2013	2012
Weighted-average expected term (years)	2.33	3.34	2.47	3.35
Weighted-average volatility	57%	68%	60%	69%
Risk-free interest rate	0.19-0.30%	0.37-0.64%	0.19-0.46%	0.37-1.04%
Expected dividends	0%	0%	0%	0%

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

The Company granted 250,000 shares of stock appreciation units to key employees on June 11, 2013. These shares will vest during the term of the average closing price of the Company’s common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share and recipient remains in Continuous Service with the Company through such period, or fully accelerate and vest on the seven anniversary of the grant date. The Company estimated the fair value of performance shares of $6.47 for the three months ended June 30, 2013 using a Monte Carlo simulation model on the date of grant with the assumptions discussed above. The Company recorded $13,000 of compensation expense for these stock appreciation units in the second quarter of 2013.

Employee stock purchase plan (“ESPP”)

The following tables summarize the components of ESPP expense for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$75	$54	$155	$121
Research and development	100	77	220	253
Sales and marketing	34	25	72	65
General and administrative	24	20	64	57

	$233	$176	$511	$496

As of June 30, 2013 there was $0.2 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2013.

The value of the stock purchase right consists of: (1) the 15% discount on the purchase of the stock, (2) 85% of the call option and (3) 15% of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
Stock Purchase Rights	2013	2012	2013	2012
Weighted-average expected term (years)	0.73	0.75	0.73	0.75
Weighted-average volatility	48%	71%	48%	71%
Risk-free interest rate	0.09-0.16%	0.04-0.15%	0.09-0.16%	0.04-0.15%
Expected dividends	0%	0%	0%	0%

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

Restricted stock units

The following table summarizes the stock-based compensation expense recognized for restricted stock units for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$54	$64	$162	$129
Research and development	178	106	334	199
Sales and marketing	128	96	263	175
General and administrative	106	76	205	146

	$466	$342	$964	$649

The weighted-average fair value of restricted stock units granted was $8.09 and $4.50 per share for the three months ended June 30, 2013 and 2012, respectively. The weighted-average fair value of restricted stock units granted was $7.16 and $5.99 per share for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, the Company has $3.0 million of unrecognized stock-based compensation expense that will be recognized over the remaining weighted-average period of 1.7 years.

Note 12. Income taxes

The Company’s income tax expense for the three and six months ended June 30, 2013 is primarily related to income taxes of the Company’s non-U.S. operations. The Company recorded an income tax provision of $0.7 million and $0.1 million for the three months and six months ended June 30, 2013, as compared to an income tax provision of $0.4 million and $0.3 million for the three and six months ended June 30, 2012, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Provision for income taxes	$662	$377	$66	$317

The Company’s income tax expense for the three months ended June 30, 2013, was primarily due to recording a valuation allowance on the deferred tax assets of the Company’s NeoPhotonics Semiconductor subsidiary, as it was determined that the deferred tax assets are not more likely than not to be realized. The Company’s income tax expense for the six months ended June 30, 2013 was primarily related to income taxes of our non-U.S. operations. The Company’s income tax expense for the three and six months ended June 30, 2012, was also primarily related to income taxes of our non-U.S. operations.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Due to historic losses in the U.S., the Company has a full valuation allowance on the U.S. federal and state deferred tax assets. As of June 30, 2013, the Company recorded full valuation allowance for the deferred tax assets of the Company’s NeoPhotonics Semiconductor subsidiary as it was determined that the deferred tax assets are not more likely than not to be realized.

As of June 30, 2013, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2012.

Note 13. Pension

Japan Defined Benefit Plans

In connection with the Company’s acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company assumed two defined benefit plans that provide retirement benefits to its employees in Japan. Under the defined benefit plans in Japan, the Company calculates benefits based on an employee’s individual grade level, years of service and performance. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. Partially offsetting this liability is a $1.9 million receivable equal to the value of the plan assets that will be transferred by LAPIS once NeoPhotonics Semiconductor establishes its own pension plan. As of June 30, 2013 the Company recorded $8.1 million for total pension liabilities. Including the $1.9 million receivable due from LAPIS, the net pension liability was $6.2 million with anticipated outflows as follows (in thousands):

2013 (remaining 6 months)	$102
2014	401
2015	193
2016	626
2017	843
Thereafter	3,989

$6,154

The net periodic pension costs totaled $97,000 for the three month and six month periods ended June 30, 2013. Net periodic pension costs for the three months and six months periods ended June 30, 2013 included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Service costs	$88	$—	$88	$—
Interest cost	20	—	20	—
Expected return on plan assets	(11)	—	(11)	—

Net periodic pension costs	$97	$—	$97	$—

For the period March 29, 2013 through December 31, 2013, the Company expected to contribute $624,000 to the benefit plans. As of June 30, 2013 the Company had paid $139,000 with the balance to be paid by December 31, 2013.

Per the terms of the Demerger Agreement with LAPIS, the Company has up to one year to establish a new pension plan (“New Pension Plan”) for its employees in Japan. Until the New Pension Plan is established, the value of the plan assets will remain in plans administered by LAPIS and LAPIS has an obligation to transfer the value of these assets to the New Pension Plan. Since LAPIS has the option of transferring the actual securities from the plans or making a cash transfer equivalent to the plan assets either directly to the New Pension Plan or directly to the Company and, the Company has no control over which method will be used by LAPIS, the value of the plan assets of $1.9 million was reported as a noncurrent asset as of June 30, 2013. $8.0 million of pension liability was recorded in other noncurrent liabilities and $0.1 million was recorded in accrued and other current liabilities.

Note 14. Restructuring Charges

In the first quarter of 2013, the Company exited and closed one facility at its headquarters location to align its facilities usage with our current size. As a result, the Company recorded a restructuring charge related to the facility impairment of approximately $0.3 million including $0.1 million write-off of deferred rent. As of June 30, 2013, the remaining balance on this restructuring obligation was $0.3 million, which the Company expects to pay through 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

        This Quarterly Report on Form 10-Q for the period ended June 30, 2013 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

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

We have research and development and wafer fabrication facilities in San Jose and Fremont, California which coordinate with our research and development and manufacturing facilities in Shenzhen and Wuhan, China, Tokyo, Japan, and Ottawa, Canada. We utilize proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing capabilities. We sell our products to the leading network equipment vendors globally, including ADVA AG Optical Networking Ltd., Alcatel-Lucent SA, Ciena Corporation, Cisco Systems, Inc., ECI Telecom Ltd., Telefonaktiebolaget LM Ericsson, FiberHome Technologies Group, Fujitsu Limited, Huawei Technologies Co., Ltd., Juniper Networks, Inc., Mitsubishi Electric Corporation, NEC Corporation, Coriant (formerly Nokia Siemens Networks B.V.) and ZTE Corporation. We refer to these companies as our Tier 1 customers.

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

On January 22, 2013, we signed a definitive agreement to acquire the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd. (OCU). OCU is a leading provider of lasers, drivers, and detectors for high speed 100G applications located in Japan. This transaction was closed in March 2013. We believe the acquisition of OCU enhances our competitive position in 100G products.

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

For the three and six months of fiscal 2013 compared to the same periods in fiscal 2012, we continued to experience an increase in demand for our 100Gbps products as carriers continued to accelerate deployment of high capacity optical transport networks. This trend helped revenue from our Speed and Agility products to grow on a year over year basis. In the second quarter of 2013 demand for our Access products also declined relative to the same period in 2012 due to lower in fiber-to-the-home deployments in China and North America. The market for optical communications products remains highly competitive. We expect to continue to experience competition from companies that range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We anticipate macroeconomic conditions, including the slow recovery in the U.S., European sovereign debt issues, and a potential slowdown in the economic growth rate in China, could impact our results.

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2013 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K.

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. Revenue is recognized when title of our products passes to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in Chinese Renminbi (“RMB”) or U.S. dollars. For the three and six months ended June 30, 2013, 33% and 33% of our sales were derived from our China-based subsidiaries, respectively. For the three and six months ended June 30, 2012, 49% and 48% of our sales were derived from our China-based subsidiaries, respectively. Revenue is driven by the volume of shipments and may be impacted by pricing pressures. We have generated most of our revenue from a limited number of customers. Given the high concentration of network equipment vendors in our industry, our top ten customers represented approximately 85% and 91% of our revenue in the three months ended June 30, 2013 and 2012, respectively, and 87% and 91% of our revenue in the six months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Total revenue	$74,990	$63,025	$131,053	$117,248

Total revenue increased by $12.0 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, representing a 19% increase. Total revenue increased by $13.8 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, representing a 12% increase. The increase in revenue was primarily attributable to revenue from NeoPhotonics Semiconductor, which we acquired at the end of the previous quarter and which contributed to growth in our speed and agility products as carriers increased deployment of 40 Gbps and 100 Gbps telecommunications networks, partially offset by decrease in demand for transceivers used in legacy networks at data rates at 10 Gbps and below. NeoPhotonics Semiconductor contributed approximately $11.4 million to our total revenue during the three and six months ended June 30, 2013.

For the three months ended June 30, 2013, Huawei (28%), Ciena Corporation (15%), and Alcatel-Lucent SA (12%) each accounted for 10% or more of our total revenue. For the six months ended June 30, 2013, Huawei (28%), Ciena Corporation (18%), and Alcatel-Lucent SA (12%) each accounted for 10% or more of our total revenue. For the three months ended June 30, 2012, Huawei (40%), Alcatel-Lucent SA (17%), and Ciena Corporation (13%) each accounted for 10% or more of our total revenue. For the six months ended June 30, 2012, Huawei (38%), Alcatel-Lucent SA (14%) and Ciena Corporation (14%) each accounted for 10% or more of our total revenue. No other customers accounted for 10% or more of total revenue. We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations. We expect a significant portion of our sales to be denominated in foreign currencies in the future, and therefore may continue to be affected by changes in foreign exchange rates.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Cost of goods sold	$59,805	80%	$47,837	76%	$104,138	79%	$90,654	77%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross margin	20%	24%	21%	23%

Cost of goods sold increased by $12.0 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, representing a 25% increase. Cost of goods sold increased primarily from higher sales volumes. The acquisition of NeoPhotonics Semiconductor increased our cost of goods sold by $4.8 million. Gross margin was 20% for the three months ended June 30, 2013, compared to 24% for the three months ended June 30, 2012. The decrease in gross margin primarily resulted from the impact of our NeoPhotonics Semiconductor acquisition. In connection with this acquisition, we recorded $4.1 million of inventory step up. During the quarter ended June 30, 2013, the amortization of inventory step up resulted in an increase to cost of goods sold of $2.5 million. Excluding this amount, gross margin percent would have been 24%.

Cost of goods sold increased by $13.5 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, representing a 15% decrease. Cost of goods sold increased primarily due to higher sales volumes and the acquisition of NeoPhotonics Semiconductor. Gross margin was 21% for the six months ended June 30, 2013, compared to 23% for the six months ended June 30, 2012. The decrease in gross margin primarily resulted from the impact of our NeoPhotonics Semiconductor acquisition. In connection with this acquisition, we recorded $4.1 million of inventory step up. During the six month period ended June 30, 2013, the amortization of inventory step up resulted in an increase to cost of goods sold of $2.5 million. Excluding this amount, gross margin percent would have been 22%.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Research and development	$11,311	15%	$9,322	14%	$21,018	16%	$19,860	16%
Sales and marketing	3,369	5%	3,406	5%	6,955	5%	6,429	5%
General and administrative	8,470	11%	6,721	11%	17,340	13%	13,846	12%
Amortization of purchased intangible assets	362	0%	321	1%	683	1%	675	1%
Adjustment to fair value of contingent consideration	—	0%	(1,303)	-2%	—	0%	604	1%

Total operating expenses	$23,512	31%	$18,467	29%	$45,996	35%	$41,414	35%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased by $2.0 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, representing a 21% increase. The acquisition of NeoPhotonics Semiconductor increased our research and development by $1.3 million. The increase was also due to $0.6 million increase in research and development projects to support our business growth and $0.5 million increase in stock-based compensation as a result of our higher stock price, offset by $0.5 million decrease in payroll and employee-related costs due to our integration of Santur in 2012.

Research and development expense increased by $1.2 million in the six months ended June 30, 2013, compared to the six months ended June 30, 2012, representing a 6% increase. The acquisition of NeoPhotonics Semiconductor increased our research and development by $1.3 million. The increase was also due to $0.2 million increase in research and development projects to support our business growth, $0.2 million increase in consulting fees, $0.2 million increase in stock-based compensation as a result of our higher stock price, offset by $1.0 million decrease in payroll and employee-related costs due to our integration of Santur in 2012.

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

Sales and marketing expense declined slightly in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, representing a 1% decrease. The decrease reflects a $0.3 million decrease in the United States partially offset by $0.2 million increase in Japan that was primarily related to the activities of NeoPhotonics Semiconductor after its acquisition on March 29, 2013.

Sales and marketing expense increased by $0.5 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, representing an 8% increase. The additional expenses reflect increased sales activities in China, Russia and Japan partially offset by lower expenses in the United States.

We expect our sales and marketing expense to increase as a result of the acquisition of NeoPhotonics Semiconductor and as we grow our business, expand our marketing activities, increase the number of sales and marketing professionals and incur employee-related costs accordingly. As a percentage of total revenue, our sales and marketing expense may vary as our revenue changes over time.

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

General and administrative expense increased by $1.7 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, representing a 26% increase. The acquisition of NeoPhotonics Semiconductor increased our general and administrative expenses by $1.1 million. Additional increases included $0.7 million in consulting fees and $0.4 million in IT related costs related to NeoPhotonics Semiconductor integration, and $0.5 million increase in our professional services expense related to public company compliance. These were partially offset by $0.9 million decrease in accrued bonus expense.

General and administrative expense increased by $3.5 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, representing a 25% increase. The increase was primarily related to higher acquisition related expenses which were $3.9 million in the six months ended June 30, 2013 for the acquisition of NeoPhotonics Semiconductor compared with $0.7 million in the six months ended June 30, 3012 for the acquisition of Santur Corporation in October 2011.

We expect our general and administrative expense to increase in absolute terms as a result of the acquisition of NeoPhotonics Semiconductor and as we expand and grow our operations and business.

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

Amortization of purchased intangible assets increased by $41,000 in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, representing a 13% increase. Amortization of purchased intangible assets increased by $8,000 in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, representing a 1% increase. The increase was primarily due to amortization of purchased intangible related to our acquisition of NeoPhotonics Semiconductor, partially offset by fully amortized assets associated with the acquisitions completed in 2005 and 2006. Please refer to note 6. Business Combination of our Notes to Condensed Consolidated Financial Statements for details.

Adjustment to the fair value of contingent consideration

In connection with our acquisition of Santur Corporation (“Santur”) in October 2011, we may be required to pay up to an additional $7.5 million in cash as further consideration for the business acquisition, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration is re-measured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. During the three and six months ended June 30, 2013, we recorded adjustments to the fair value of the consideration of $0.0 million. During the three and six months ended June 30, 2012, we recorded adjustments to the fair value of the consideration of $(1.3) million and $0.6 million, respectively. As of June 30, 2013 and December 31, 2012, the fair value of the contingent consideration was $1.0 million. Although we believe the fair value of the contingent consideration is in accordance with the terms of the Santur acquisition agreements, the selling parties may dispute the final amount to be paid. Any adjustments to the fair value of the contingent consideration may impact the result of operations in the period the adjustment is made.

NeoPhotonics Semiconductor acquisition

We accounted for our acquisition of the NeoPhotonics Semiconductor assets and assumed liabilities using the acquisition method of accounting for business combinations. The NeoPhotonics Semiconductor’s tangible and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the acquisition. The excess of purchase price over the value of the net assets acquired was recorded as goodwill. The fair values of acquired assets and liabilities assumed are preliminary. The fair values of acquired assets and liabilities may be further adjusted as additional information becomes available during 12 months period after the closing date (“measurement period”). Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, pension and retirement liabilities, asset retirement obligations, inventory fair value, working capital adjustments to be agreed with the LAPIS. Any changes in the values allocated to tangible and specifically identified intangible assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill. Please refer to Note 6.

Restructuring charges

In the first quarter of 2013, we exited and closed one facility at our headquarters location to align our facilities usage with our current size. As a result, we recorded a restructuring charge related to the facility impairment of approximately $0.3 million including $0.1 million write-off of deferred rent. As of June 30, 2013, the remaining balance on this restructuring obligation was $0.3 million, which we expect to pay through 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Interest income	$72	$145	$203	$277
Interest expense	(342)	(145)	(505)	(299)
Other income (expense), net	(273)	—	(547)	(275)

Total	$(543)	$—	$(849)	$(297)

Total interest and other expense, net increased by $0.5 million in the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Total interest and other expense, net increased by $0.5 million in the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in both periods was primarily related to higher interest expense due to additional borrowings and foreign exchange losses due to currency fluctuations. We expect our interest income to remain relatively modest given the low yields available in the marketplace and lower investable balances. Please refer to note 8. Debt of our Notes to Condensed Consolidated Financial Statements for details.

Income taxes

We conduct our business globally. Therefore, our operating income is subject to varying rates of tax in the United States, China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries has qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. The preferential rate applies from 2010 to 2013. The preferential rate applied to 2013 has been approved to remain at 15% through 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Provision for income taxes	$662	$377	$66	$317

Our income tax expense for the three months ended June 30, 2013, was primarily due to recording a valuation allowance on the deferred tax assets of the Company’s NeoPhotonics Semiconductor subsidiary, as it was determined that the deferred tax assets are not more likely than not to be realized. The Company’s income tax expense for the six months ended June 30, 2013 was primarily related to income taxes of our non-U.S. operations. Our income tax expense for the three and six months ended June 30, 2012, was also primarily related to income taxes of our non-U.S. operations.

Liquidity and capital resources

We have financed our operations through issuances of investment securities and cash generated from operations and from various lending arrangements. At June 30, 2013, our cash and cash equivalents totaled $37.9 million, and our short-term investments totaled $36.9 million. Cash and cash equivalents were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

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

Frequently, we also direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. Our Chinese subsidiaries’ banks issue the notes to vendors and issue payment to the vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within six months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our subsidiaries in China. These balances are classified as restricted cash on our consolidated balance sheets. As of June 30, 2013, our restricted cash totaled $1.8 million.

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

On March 21, 2013, we amended and restated in our entirety Loan and Security Agreement with the same bank and added East-West Bank as a lender. The components of the available credit facilities as of June 30, 2013 as follows:

•

As of June 30, 2013, no amount was outstanding under the revolving line of credit agreement and all $20.0 million was available for borrowing subject to covenant requirements. Amounts are due on or before March 2016 and borrowings under this revolving line of credit include an interest rate option of the Prime rate plus 4.75% or LIBOR plus 2.5%. As of June 30, 2013 the rate on the LIBOR option was 2.69%.

•

As of June 30, 2013, $26.3 million was outstanding under the term loan of the credit facility and interest is payable quarterly in arrears; the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan include an interest rate option of the Prime rate plus 5.0% or LIBOR plus 2.75%. As of June 30, 2013 the rate on the LIBOR option was 2.94%.

Our U.S. loan and security agreement requires us to maintain specified financial covenants, including a liquidity ratio, restricts our ability to incur additional debt or to engage in specified transactions and is secured by substantially all of our U.S. assets, other than intellectual property assets. As of June 30, 2013, we were in compliance with the covenants contained in this agreement.

Our subsidiaries in China have short-term line of credit facilities with several banking institutions. These short-term loans have an original maturity date of one year or less as of June 30, 2013. Amounts requested by us are not guaranteed and are subject to the banks’ funds and currency availability. The short-term loan agreements do not contain financial covenants. As of June 30, 2013, we had no short-term loans outstanding.

We assumed two defined benefit plans that provide retirement benefits to our employees in Japan in connection with our acquisition of NeoPhotonics Semiconductor on March 29, 2013. Under the defined benefit plans in Japan, we calculate benefits based on an employee’s individual grade level, years of service and performance. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. Per the terms of the Demerger Agreement with LAPIS, we have up to one year to establish a new pension plan (“New Pension Plan”) for our employees in Japan. Until the New Pension Plan is established, the value of the plan assets will remain in plans administered by LAPIS and LAPIS has an obligation to transfer the value of these assets to the New Pension Plan. Since LAPIS has the option of transferring the actual securities from the plans or making a cash transfer equivalent to the plan assets either directly to the New Pension Plan or directly to us and, we have no control over which method will be used by LAPIS, the value of the plan assets of $1.9 million was reported as a noncurrent asset as of June 30, 2013. $8.0 million of pension liability was recorded in other noncurrent liabilities and $0.1 million was recorded in accrued and other current liabilities.

The table below sets forth selected cash flow data for the periods presented:

	Six months ended June 30,
(in thousands)	2013	2012
Net cash used in operating activities	$(4,103)	$(11,814)
Net cash provided by (used in) investing activities	2,454	(32,440)
Net cash provided by financing activities	2,627	34,942
Effect of exchange rates on cash and cash equivalents	(61)	56

Net increase (decrease) in cash and cash equivalents	$917	$(9,256)

Operating activities

During the six months ended June 30, 2013, net cash used in operating activities was $4.1 million. The use of cash was primarily to fund the operating loss during this period. We incurred a net loss of $20.0 million during the six months ended June 30, 2013. This net loss incorporated non-cash charges, including depreciation and amortization of $9.8 million, stock-based compensation expenses of $2.7 million, a $0.8 million increase in inventory reserves and $0.7 million from the amortization of premiums and discounts on investment. During the six months ended June 30, 2013, cash was provided by a $2.5 million increase in accrued acquisition costs related to NeoPhotonics Semiconductor and a $4.3 million increase in accounts payable. These were partially offset by cash used to reduce accrued and other liabilities by $2.6 million and used to increase accounts receivable by $1.8 million and increase inventories by $0.8 million.

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

Investing activities

Our investing activities consisted primarily of purchases and sales of investments, capital expenditures and the acquisition of NeoPhotonics Semiconductor.

During the six months ended June 30, 2013, net cash provided by investing activities was $2.5 million. We received $75.5 million from the sale and maturity of investment securities which was partially offset by the purchases of $48.8 of marketable securities. In addition $14.9 million of cash was used for the acquisition of NeoPhotonics Semiconductor and $10.3 million for capital expenditures. $0.9 million of cash was provided from the reduction of restricted cash in China.

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

During the six months ended June 30, 2013, net cash provided from financing activities was $2.6 million. We received $40.0 million in proceeds from bank loans which was partially offset by $35.9 million repayment of bank loans. We also received $9.5 million from the issuance of notes payable which was offset by $12.7 for the repayment of notes payables. Cash was also provided by $1.2 million through the issuance of shares under our ESPP and by $0.6 million through the exercise of stock options.

During the six months ended June 30, 2012, net cash provided by financing activities was $34.9 million. Our private placement transaction generated proceeds of $39.6 million, net of offering expenses, which was partially offset by $3.3 million for the repayment of notes payable, net of proceeds, and $2.5 million for the repayment of debt.

Contractual obligations and commitments

The following summarizes our contractual obligations as of June 30, 2013:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable (1)	$9,041	$9,041	$—	$—	$—
Short-term and long-term loan (2)	10,605	3,535	7,070	—	—
Debt obligations (3)	26,250	7,000	12,250	7,000	—
Retirement obligations (4)	6,154	102	594	1,469	3,989
Operating leases (5)	6,298	2,066	2,430	1,093	709
Purchase commitments (6)	29,298	29,298	—	—	—
Contingent consideration (7)	7,500	7,500	—	—	—
Asset retirement obligations (8)	1,078	—	—	—	1,078

	96,224	58,542	22,344	9,562	5,776

Expected interest payments (9)	1,914	867	953	94	—

Total commitments	$98,138	$59,409	$23,297	$9,656	$5,776

(1)	In China, we issue notes payable to our suppliers frequently. The notes payable are generally due within six months of issuance and are non-interest bearing. The amount presented in the table represents the principal portion of the obligations.
(2)	In connection with acquisition of NeoPhotonics Semiconductor on March 29, 2013, we have $1,050 million Yen to be paid in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by the NeoPhotonics Semiconductor. The amount in USD presented in the table.
(3)	We have lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the U.S., which has been amended several times. On March 21, 2013, we amended and restated in its entirety Loan and Security Agreement with the same bank and added East-West Bank as a lender. The amount presented in the table represents the principal portion of the obligations. All of the outstanding debt was subject to fluctuations in interest rates. Interest is paid monthly over the term of the debt arrangement.
(4)	In connection with our acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company assumed two defined benefit plans that provide retirement benefits to the NeoPhotonics Semiconductor employees in Japan. The net pension liability was $6.2 million as of June 30, 2013.
(5)	We have entered into various non-cancelable operating lease agreements for our offices in China, U.S. and Japan.

(6)	We are obligated to make payments under various arrangements with suppliers for the procurement of goods and services.
(7)	We are obligated to pay up to an additional $7.5 million for the acquisition of Santur, contingent upon Santur meeting gross profit performance objectives in 2012. As of June 30, 2013, the fair value of the contingent consideration was $1.0 million.
(8)	We have an asset retirement obligation of $1.0 million associated with our facility lease in California, which expires in October 2019. This obligation is included in other noncurrent liabilities in the condensed consolidated balance sheet as of June 30, 2013. We also have a $0.1 million asset retirement obligation on our owned facility in Japan.
(9)	We calculate the expected interest payments based on our outstanding notes payable, loan and debt obligations at prevailing interest rates as of June 30, 2013.

Off-balance sheet arrangements

During the three and six months ended June 30, 2013, we did not have any significant off-balance sheet arrangements.

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

We started to invest our excess cash in short-term and long-term marketable securities in 2011 to take advantage of higher yields generated by these investments. As of June 30, 2013, the gross unrealized gains or losses on our investments classified as available-for-sale were primarily due to increases or decreases in the fair value of the marketable securities as a result of changes in market interest rates. We have determined that the gross unrealized gains or losses on the available-for-sale securities at June 30, 2013 are temporary in nature. We may sell these marketable securities investments in the future to fund future operating needs. As a result, we recorded all our marketable securities in short-term investments as of June 30, 2013, regardless of the contractual maturity date of the securities.

We are exposed to market risk due to the possibility of changing interest rates associated with certain outstanding balances under our debt instruments. As of June 30, 2013, we did not have outstanding debt in China. As of June 30, 2013, our U.S. debt was based on floating rates of interest and is subject to fluctuations in interest rates. As of June 30, 2012, the interest rates on all of our outstanding debt in China were fixed at the time of drawdown, and were not subject to fluctuations. As of June 30, 2012, we did not have outstanding debt in U.S. As of June 30, 2013 and 2012, we had not hedged our interest rate risk.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A substantial portion of our business is conducted through our subsidiaries in China whose functional currency is the RMB. To the extent that transactions by our subsidiaries in China are denominated in currencies other than RMB, we bear the risk that fluctuations in the exchange rates of the RMB in relation to other currencies could decrease our revenue and increase our costs and expenses. During the three months ended June 30, 2013 and 2012, we recognized foreign currency transaction losses of $0.3 million and $19,000, respectively. During the six months ended June 30, 2013 and 2012, we recognized foreign currency transaction losses of $0.5 million and $0.2 million, respectively. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. While we generate a significant of our revenue in RMB, a significant of our operating expenses are in U.S. dollars. Therefore depreciation in RMB against the U.S. dollar would negatively impact our revenue upon translation to the U.S. dollars but the impact on operating expenses would be less. For example, for the three and six months ended June 30, 2013, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $2.8 million and $4.0 million decrease in our revenue, respectively, and a $0.3 million and $15,000 increase in our net loss, respectively. Comparatively, for the three and six months ended June 30, 2012, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $2.8 million and $5.1 million decrease in our revenue, and a $0.3 million and $0.2 million decrease in our net income, respectively.

In connection with the NeoPhotonics Semiconductor acquisition in the first quarter of 2013, we recorded a notes payable of $11.1 million. The payment is denominated in Japanese Yen. Any currency fluctuations may impact on our results of operations in the period a payment is made.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting.

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

In addition, our management concluded that as of March 31, 2013 we did not maintain effective internal control over financial reporting over the preparation and review of our consolidated statement of cash flows. Specifically, we did not execute controls related to the review of non-cash adjustments pertaining to purchases of property, plant and equipment. This control deficiency resulted in the restatement of our consolidated financial statements for the quarter ended March 31, 2013 and review adjustments for the quarter ended June 30, 2013. Additionally, this control deficiency could result in misstatements of the consolidated statement of cash flows that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the period presented in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and we may incur additional losses in future periods. As of June 30, 2013, our accumulated deficit was $268.1 million. We also expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our manufacturing facilities and research and development operations.

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

We make planning and spending decisions, including determining the levels of business that we will seek and accept, production schedules, and inventory levels, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, necessitate higher or more restrictive procurement commitments, increase our manufacturing yield loss and scrapping of excess materials, and reduce our gross margin. We may not have sufficient capacity at any given time to meet the volume demands of our customers, or one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Conversely, a downturn in the markets in which our customers compete can cause, and in the past have caused, our customers to significantly reduce or delay the amount of products ordered from us or to cancel existing orders, leading to lower utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand due to market downturns or other reasons would have a material adverse effect on our gross margin, operating income and cash flow. For example, in the fourth quarter of 2012, we experienced an increase in manufacturing costs for one of our high speed products and separately, lower utilization of one of our water fabrication facilities, which adversely affected our gross margin in the fourth quarter of 2012 and first two quarters of 2013. We expect these impacts to continue into the second half of 2013, which is expected to adversely affect our gross margins for the quarters.

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

Additionally, manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Capacity constraints, raw materials shortages, logistics issues, labor shortages, the introduction of new product lines, rapid increases in production demands and changes in customer requirements, manufacturing facilities or processes, or those of some third party contract manufacturers and suppliers of raw materials and components have historically caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross margin on, and our production capacity for, those products. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in our experiencing lower yields, gross margin and production capacity. Our ability to maintain sufficient manufacturing yields is particularly challenging with respect to PICs due to the complexity and required precision of a large number of unique manufacturing process steps. Manufacturing yields for PICs can also suffer if contaminated materials or materials that do not meet highly precise composition requirements are inadvertently utilized. Because a large portion of our PIC manufacturing costs are fixed, PIC manufacturing yields have a substantial effect on our gross margin. Lower than expected manufacturing yields could also delay product shipments and decrease our revenue. It can be hard to cost-effectively increase our production output rapidly, and we can experience yield loss and excess material scrap, which can increase our cost of goods sold and harm our profitability. Also, if we do not have sufficient demand for our PIC-based products our cost of goods sold can increase as the fixed costs of our fabrication facilities are spread over lower production. For example, in the fourth quarter of 2012, we experienced such increased costs with one of our high speed products and one of our wafer fabrication facilities. These higher costs continued in the first two quarters of 2013 and are expected to continue through the second half of 2013, and could re-occur due to these or other reasons, in the future.

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

*Failure to realize the anticipated benefits from our acquisition of Santur and of OCU may affect our future results of operations and financial condition.

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

•	potential growth, expected financial results, perceived synergies and anticipated opportunities may not be realized through the ongoing integration of our Santur’s and OCU’s businesses;

•	we may face competition from existing customers as well as new competitors for legacy Santur or OCU products;

•	some existing customers of OCU may view our larger company as a competitor, and therefore may reduce or end their purchases of OCU products for competitive reasons;

•	Japanese customers of OCU, who had previously been buying from OCU as a Japanese supplier, could choose to find another Japanese supplier rather than buying products from a U.S.-headquartered company;

•

a potential decline in revenues from OCU’s legacy products for network applications that are declining within our customer base (such as OCU’s gallium arsenide integrated circuits for 10G network applications)

we could have difficulty implementing and maintaining financial reporting requirements for OCU’s previous business operations, which have not previously been previously audited nor subject to the internal compliance structure of a U.S. public company;

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters and wafer fabrication facility in Silicon Valley, California and our Tokyo, Japan facility are located near major earthquake fault lines, and our manufacturing facilities are located in Shenzhen, China, and Dongguan, China an area that is susceptible to typhoons. Further, a terrorist attack, including one aimed at energy or communications infrastructure suppliers, could hinder or delay the development and sale of our products. In the event that an earthquake, tsunami, typhoon, terrorist attack or other natural or man-made catastrophe were to destroy any part of our facilities, destroy or disrupt vital infrastructure systems or interrupt our operations or the facilities or operations of our suppliers or customers for any extended period of time, our business, financial condition and results of operations would be materially and adversely affected. We are not insured against many natural disasters, including earthquakes.

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

Our future results of operations may be subject to volatility as a result of exposure to fluctuations in foreign exchange rates, primarily the Chinese Renminbi (RMB) and Japanese Yen (JPY) exchange rates.

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

While we generate a significant portion of our revenue in RMB, conversely, a majority of our operating expenses are in U.S. dollars. Therefore, any depreciation in the RMB against the U.S. dollar would adversely impact our revenue upon translation to U.S. dollars, but the positive impact on operating expenses would be less. This would result in an overall adverse effect on our results of operations and financial position. For example, for the year ended December 31, 2012, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $9.9 million decrease in our revenue and a $0.7 million increase in our net loss for the period. Comparatively, for the year ended December 31, 2011, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $11.2 million decrease in our revenue and a $0.7 million decrease in our net loss for the period.

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations is based in Shenzhen, China as well as our having additional operations in Japan, Canada and a contract manufacturing relationship in Malaysia. We also plan to establish a subsidiary and operations in the Russian Federation. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

•	difficulties in staffing, managing and supporting operations in more than one country;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•	fewer legal protections for intellectual property in foreign jurisdictions;

•	compliance with local regulations;

•	foreign and U.S. taxation issues and international trade barriers;

•	general economic and political conditions in the markets in which we operate;

•	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;

•	fluctuations in foreign economies;

•	fluctuations in the value of foreign currencies and interest rates;

•	potential unwillingness;

•	trade and travel restrictions;

•	outbreaks of avian flu, Severe Acute Respiratory Syndrome, or SARS, H1N1 swine flu or other contagious disease;

•	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future;

•	difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act; and

•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

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

In addition, in August 2013, our management concluded that as of March 31, 2013, there was an additional material weakness in the operating effectiveness of our internal control over financial reporting over the preparation and review of our consolidated statement of cash flows. For the period ended March 31, 2013, amounts related to purchases of property and equipment were inadvertently overstated resulting in the overstatement of cash flows used in investing activities by $1.1 million and the overstatement of cash flows provided by operating activities by the same amount. For the period ended June 30, 2013, we recorded adjustments to correct certain accounts payable balances relating to inventory purchases that were incorrectly classified as purchases of property, plant and equipment.

We have developed a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses or if additional material weaknesses in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see “Part I. Item 4. Controls and Procedures”

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

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

We have lending arrangements with several financial institutions, including a new revolving credit and term loan agreement with Comerica Bank and East-West Bank in the U.S. as of March 2013, and our subsidiaries in China have line of credit arrangements. Our U.S. new revolving credit and term loan agreement requires us to maintain certain financial covenants, including a liquidity ratio and a quarterly ratio of funded debt to adjusted EBITDA, and restricts our ability to take certain actions such as incurring additional debt, paying dividends, or engaging in certain transactions like mergers and acquisitions, investments and asset sales. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under our U.S. new revolving credit and term loan agreement with Comerica Bank and East-West Bank are secured by substantially all of our assets other than intellectual property assets, which limit our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

Risks related to our operations in China

Our business operations conducted in China are critical to our success. A total of $121.2 million, or 49%, of our revenue in 2012 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our property, plant and equipment, 50% as of June 30, 2013, is located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has experienced higher costs due to increased wages. We were required to pay additional employee benefits taxes beginning in late 2010 and were subject to increases in the minimum wage for hourly workers in 2011 and 2012. We were subject to an increase in the minimum wage in 2013, and expect that we will be subject to further increase in personnel costs and taxes in the future due to market conditions and/or government mandates. If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

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

As of July 31, 2013, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 50% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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
James D. Fay
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.

3.2(2)	Amended and Restated Bylaws of NeoPhotonics Corporation.

4.1†	Specimen Common Stock Certificate of NeoPhotonics Corporation.

4.2†	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.

4.3†	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.

10.1(3)+	NeoPhotonics Corporation 2010 Equity Incentive Plan, as amended and forms of agreement thereunder.

10.2+	Amended and Restated Non-Employee Director Compensation Policy of NeoPhotonics Corporation.

10.3	First Lease Amendment by and between NeoPhotonics Corporation and Landlord as defined in the recitals thereto, dated May 21, 2013.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1(4)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management compensatory plan or arrangement.
†	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333- 166096), and incorporated herein by reference.
(1)	Filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on February 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-166096), filed with the SEC on November 22, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-189577), filed with the SEC on June 25, 2013.
(4)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NeoPhotonics Corporation, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.