Form 10-Q/A
period 2013-03-31
NEOPHOTONICS CORP
filed 2014-04-09
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2013, there were 30,611,417 shares of the registrant’s Common Stock outstanding.

Explanatory Note

NeoPhotonics Corporation (the “Company”), is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q (“Amendment No. 2”) to restate and amend the Company’s previously issued and unaudited interim financial statements and related financial information as of March 31, 2013 and for the three months ended March 31, 2013, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2013 and subsequently amended in Amendment No. 1 (“Amendment No. 1”) filed with the SEC on August 8, 2013. Amendment No. 1 was filed to adjust the Company’s consolidated statement of cash flows for the three months ended March 31, 2013 for amounts related to purchases of property and equipment that were overstated.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2013, the Company determined that its unaudited condensed consolidated financial statements for the three months ended March 31, 2013 contained an error related to its accounting for a real estate registration tax which was incorrectly reflected as a component of the property, plant and equipment acquired as part of the purchase of NeoPhotonics Semiconductor (formerly the Optical Component Unit of LAPIS Semiconductor (“OCI”)).  In addition, the Company has made other corrections related to the purchase of NeoPhotonics Semiconductor, classification of certain amounts and other corrections, all of which were discovered during the close of its September 30, 2013 accounting records.  For further information regarding the restatement, see Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Because of the corrections described above, management re-evaluated the Company’s control environment and concluded that additional material weaknesses existed at March 31, 2013 as more fully described in Item 4 “Controls and Procedures” in this Amendment No. 2.

Consistent with the information described above, the Company has revised the following items in this Amendment No. 2:

Part I

Item 1- Condensed Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 – Controls and Procedures

Part II

Item 1A- Risk Factors

Additionally, in this Amendment No. 2, the Company is including currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.1 and 31.2 and a currently dated certification from the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 in Exhibit 32.1.

Except to the extent described above and set forth herein, the items and other disclosures in the Form 10-Q initially filed on May 15, 2013 (the “initial Form 10-Q”) as previously amended by Amendment No. 1 are unchanged and this Amendment No. 2 does not reflect any events that have occurred after the initial Form 10-Q was filed. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s initial Form 10-Q (as amended by Amendment No. 1) and the Company’s subsequent filings with the United States Securities and Exchange Commission.

In light of the restatement, readers should not rely on the Company’s previously filed financial statements as of and for the three month period ended March 31, 2013.

NEOPHOTONICS CORPORATION

For the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(In thousands, except share and per share data)	March 31, 2013 Restated and Revised, see Notes 2 and 7	December 31, 2012 Revised, see Note 2
ASSETS
Current assets:
Cash and cash equivalents	$51,404	$36,940
Short-term investments	48,356	64,301
Restricted cash	2,108	2,626
Accounts receivable, net of allowance for doubtful accounts	63,267	70,354
Inventories	61,859	43,793
Prepaid expenses and other current assets	10,480	7,630
Total current assets	237,474	225,644
Long-term investments	331	188
Property, plant and equipment, net	70,001	54,440
Other intangible assets, net	18,766	14,213
Other long-term assets	1,361	1,147
Total assets	$327,933	$295,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,817	$36,308
Notes payable	10,431	12,003
Current portion of long-term debt	8,960	5,000
Accrued and other current liabilities	24,874	19,959
Total current liabilities	85,082	73,270
Long-term debt, net of current portion	42,170	17,167
Deferred income tax liabilities	655	653
Other noncurrent liabilities	8,147	1,862
Total liabilities	136,054	92,952
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0025 par value
At March 31, 2013 and December 31, 2012: 10,000,000 shares authorized, no shares issued or outstanding;	—	—
Common stock, $0.0025 par value
At March 31, 2013: 100,000,000 shares authorized, 30,604,293 shares issued and outstanding;
At December 31, 2012: 100,000,000 shares authorized, 30,546,155 shares issued and outstanding	76	76
Additional paid-in capital	440,144	438,858
Accumulated other comprehensive income	11,982	11,829
Accumulated deficit	(260,323)	(248,083)
Total stockholders’ equity	191,879	202,680
Total liabilities and stockholders’ equity	$327,933	$295,632

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2013 Restated and Revised, see Note 2	2012
Revenue	$56,063	$54,223
Cost of goods sold	44,306	42,817
Gross profit	11,757	11,406
Operating expenses:
Research and development	9,707	10,538
Sales and marketing	3,586	3,023
General and administrative	5,059	6,601
Acquisition-related transaction costs	4,510	394
Amortization of purchased intangible assets	321	354
Restructuring charges	325	130
Adjustment to fair value of contingent consideration	—	1,907
Total operating expenses	23,508	22,947
Loss from operations	(11,751)	(11,541)
Interest income	131	132
Interest expense	(163)	(154)
Other expense, net	(274)	(275)
Total interest and other expense, net	(306)	(297)
Loss before income taxes	(12,057)	(11,838)
Income tax (expense) benefit	(183)	60
Loss from continuing operations	(12,240)	(11,778)
Income from discontinued operations, net of tax (including gain on disposal of $636, net of tax, for the three months ended March 31, 2012)	—	170
Net loss	$(12,240)	$(11,608)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.40)	$(0.47)
Discontinued operations	$—	$0.01
Net loss	$(0.40)	$(0.46)

Weighted average shares used to compute basic and diluted net income (loss) per share:	30,574,032	24,870,684

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
(In thousands)	2013 Restated and Revised, see Note 2	2012
Net loss	$(12,240)	$(11,608)
Foreign currency translation adjustments	172	125
Unrealized gain (loss) on investments, net of tax of $0	(19)	296
Comprehensive loss	$(12,087)	$(11,187)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013 Restated and Revised, see Note 2	2012
Cash flows from operating activities
Net loss	$(12,240)	$(11,608)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,152	5,353
Asset impairment charges	34	14
Stock-based compensation expense	1,202	1,144
Deferred taxes	—	387
Loss on disposal of property and equipment	111	18
Gain on sale of discontinued operations	—	(750)
Allowance for doubtful accounts	22	8
Write-down of inventories	30	721
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,155	9,155
Inventories	(4,682)	(4,680)
Prepaid expenses and other assets	(977)	(1,800)
Accounts payable	2,126	584
Acquisition-related transaction costs	3,948	—
Accrued and other liabilities	280	(184)
Net cash provided by (used in) operating activities	1,161	(1,638)
Cash flows from investing activities
Purchase of property, plant and equipment	(5,134)	(2,019)
Purchase of marketable securities	(29,030)	(12,964)
Proceeds from sale of marketable securities	23,747	5,139
Proceeds from maturity of securities	20,900	15,100
Decrease in restricted cash	524	68
Acquisition of OCU, net of notes payable	(14,087)	—
Proceeds received on sale of discontinued operations, net of tax	—	1,825
Net cash provided by (used in) investing activities	(3,080)	7,149
Cash flows from financing activities
Proceeds from exercise of stock options	79	64
Proceeds from bank loans	26,443	—
Repayment of bank loans	(8,610)	(1,250)
Proceeds from issuance of notes payable	4,881	7,738
Repayment of notes payable	(6,482)	(7,867)
Net cash provided by (used in) financing activities	16,311	(1,315)
Effect of exchange rates on cash and cash equivalents	72	209
Net increase in cash and cash equivalents	14,464	4,405
Cash and cash equivalents at the beginning of the period	36,940	32,485
Cash and cash equivalents at the end of the period	$51,404	$36,890
Supplemental disclosure of noncash investing and financing activities:
Issuance of notes to the seller of acquired business	$11,130	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of presentation

The unaudited condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the entire fiscal year. For purposes of these Notes to Condensed Consolidated Financial Statements, amounts have been restated and revised to give effect to the matters described in Note 2.

Consolidation

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP and include the consolidated accounts of the Company and its majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Significant estimates made by management include: the fair values of identifiable assets acquired and liabilities assumed in business combinations; the useful lives of property, plant and equipment and intangible assets as well as future cash flows to be generated by those assets; allowances for doubtful accounts; valuation allowances for deferred tax assets; write off of excess and obsolete inventories and the valuations of stock-based compensation, among others. Actual results could differ from these estimates.

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

Acquisition related costs, including real estate transaction taxes, finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees are accounted for as expenses in the periods in which the costs are incurred or the services are received.

Note 2. Restatement and Revision of unaudited condensed consolidated financial statements

The Company has restated and revised its March 31, 2013 unaudited condensed consolidated financial statements as described below.

The effects of the restatement and revisions on the condensed consolidated balance sheet as of March 31, 2013 are summarized in the following table:

	March 31, 2013 (In thousands, except per share data)
	Previously Reported	Corrections	Penalty Payment Derivative	Revision for Measurement Period Adjustments	Restated and Revised
ASSETS
Current assets:
Cash and cash equivalents	$51,404	$—	$—	$—	$51,404
Short-term investments	48,356	—	—	—	48,356
Restricted cash	2,108	—	—	—	2,108
Accounts receivable, net of allowance for doubtful accounts	63,267	—	—	—	63,267
Inventories	68,818	(212)	—	(6,747)	61,859
Prepaid expenses and other current assets	8,053	74	—	2,353	10,480
Total current assets	242,006	(138)	—	(4,394)	237,474
Long-term investments	331	—	—	—	331
Property, plant and equipment, net	65,079	2,156	—	2,766	70,001
Goodwill	2,188	(2,188)	—	—	—
Other intangible assets, net	17,176	(72)	—	1,662	18,766
Other long-term assets	4,206	(2,064)	—	(781)	1,361
Total assets	$330,986	$(2,306)	$—	$(747)	$327,933
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,963	$(146)	$—	$—	$40,817
Notes payable	10,431	—	—	—	10,431
Current portion of long-term debt	10,710	(1,750)	—	—	8,960
Accrued and other current liabilities	23,520	1,225	—	129	24,874
Total current liabilities	85,624	(671)	—	129	85,082
Long-term debt, net of current portion	40,420	1,750	—	—	42,170
Deferred income tax liabilities	655	—	—	—	655
Other noncurrent liabilities	10,506	(2,400)	138	(97)	8,147
Total liabilities	137,205	(1,321)	138	32	136,054
Redeemable common stock	5,000	—	(5,000)	—	—
Stockholders’ equity:
Preferred stock, $0.0025 par value
Common stock, $0.0025 par value	76	—	—	—	76
Additional paid-in capital	435,282	—	4,862	—	440,144
Accumulated other comprehensive income	11,970	12	—	—	11,982
Accumulated deficit	(258,547)	(997)	—	(779)	(260,323)
Total stockholders’ equity	188,781	(985)	4,862	(779)	191,879
Total liabilities, redeemable common stock and stockholders’ equity	$330,986	$(2,306)	$—	$(747)	$327,933

The effects of the restatement and revision on the condensed consolidated statement of operations for the three months ended March 31, 2013 are summarized in the following table:

	Three Months Ended March 31, 2013 (In thousands, except share and per share information)
	Previously Reported	Corrections	Revision for Measurement Period Adjustments	Restated and Revised
Revenue	$56,063	$—	$—	$56,063
Cost of goods sold	44,333	(27)	—	44,306
Gross profit	11,730	27	—	11,757
Operating expenses:
Research and development	9,707	—	—	9,707
Sales and marketing	3,586	—	—	3,586
General and administrative	8,545	1,024	—	9,569
Amortization of purchased intangible assets	321	—	—	321
Restructuring charges	325	—	—	325
Total operating expenses	22,484	1,024	—	23,508
Loss from operations	(10,754)	(997)	—	(11,751)
Interest income	131	—	—	131
Interest expense	(163)	—	—	(163)
Other expense, net	(274)	—	—	(274)
Total interest and other expense, net	(306)	—	—	(306)
Loss before income taxes	(11,060)	(997)	—	(12,057)
Income tax (expense) benefit	596	—	(779)	(183)
Net loss	$(10,464)	$(997)	$(779)	$(12,240)
Basic and diluted net loss per share:
Net loss	$(0.34)			$(0.40)
Weighted average shares used to compute basic and diluted net loss per share	30,574,032			30,574,032

The effects of the restatement and revision on the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2013 are summarized in the following table:

	Three Months Ended March 31, 2013 (In thousands)
	Previously Reported	Corrections	Revision for Measurement Period Adjustments	Restated and Revised
Net loss	$(10,464)	$(997)	$(779)	$(12,240)
Foreign currency translation adjustments	160	12	—	172
Unrealized loss on investments, net of tax of $0	(19)	—	—	(19)
Comprehensive loss	$(10,323)	$(985)	$(779)	$(12,087)

The effects of the restatement and revision on the condensed consolidated statement of cash flows for the three months ended March 31, 2013 are summarized in the following table:

	Three Months Ended March 31, 2013 (In thousands)
	Previously Reported[1]	Corrections	Revision for Measurement Period Adjustment	Restated and Revised
Cash flows from operating activities
Net loss	$(10,464)	$(997)	$(779)	$(12,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,590	(438)	—	4,152
Asset impairment charges	34	—	—	34
Stock-based compensation expense	1,202	—	—	1,202
Deferred taxes	(781)	—	781	—
Amortization of premiums and discounts on investments	—	—	—	—
Loss on disposal of property and equipment	111	—	—	111
Gain on sale of discontinued operations	—	—	—	—
Allowance for doubtful accounts	22	—	—	22
Write-down of inventories	30	—	—	30
Others	—	—	—	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,155	—	—	7,155
Inventories	(4,682)	—	—	(4,682)
Prepaid expenses and other assets	(1,256)	281	(2)	(977)
Accounts payable	4,014	(1,888)	—	2,126
Acquisition-related transaction costs	3,190	758	—	3,948
Accrued and other liabilities	(1,462)	1,742	—	280
Net cash provided by (used in) operating activities	1,703	(542)	—	1,161
Cash flows from investing activities
Purchase of property, plant and equipment	(5,134)	—	—	(5,134)
Purchase of marketable securities	(29,030)	—	—	(29,030)
Proceeds from sale of marketable securities	23,747	—	—	23,747
Proceeds from maturity of securities	20,900	—	—	20,900
Decrease in restricted cash	524	—	—	524
Acquisition of OCU, net of notes payable	(14,629)	542	—	(14,087)
Net cash provided by (used in) investing activities	(3,622)	542	—	(3,080)
Cash flows from financing activities
Proceeds from exercise of stock options	79	—	—	79
Proceeds from bank loans	40,000	(13,557)	—	26,443
Repayment of bank loans	(22,167)	13,557	—	(8,610)
Proceeds from issuance of notes payable	4,881	—	—	4,881
Repayment of notes payable	(6,482)	—	—	(6,482)
Net cash provided by (used in) financing activities	16,311	—	—	16,311
Effect of exchange rates on cash and cash equivalents	72	—	—	72
Net increase in cash and cash equivalents	14,464	—	—	14,464
Cash and cash equivalents at the beginning of the period	36,940	—	—	36,940
Cash and cash equivalents at the end of the period	$51,404	$—	$—	$51,404
[1]

The Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2013 was previously restated for amounts related to purchases of property and equipment that were inadvertently overstated resulting in the overstatement of cash used in investing activities by $1.1 million and the overstatement of net cash provided by operating activities by the same amount.

Corrections

Subsequent to the filing of its Quarterly Report on Form 10-Q/A (Amendment 1) for the period ended March 31, 2013, the Company determined that its condensed consolidated financial statements as of March 31, 2013 and for the three months then ended contained errors requiring restatement.  As further described below, the restatement reflects corrections related to the purchase of NeoPhotonics Semiconductor (formerly the Optical Component Unit of LAPIS Semiconductor), classification of certain amounts and other corrections.  The corrections include consideration of the related income tax effect.

Purchase Accounting Corrections

The Company has concluded that a real estate registration tax in the amount of $0.5 million was incorrectly allocated to acquired property, plant and equipment acquired as part of the purchase of NeoPhotonics Semiconductor and should have been expensed.  Additionally, the Company identified (i) real estate acquisition tax in the amount of $0.8 million that should have been accrued as an acquisition cost in the three months ended March 31, 2013, (ii) a correction to the estimated fair value of property and equipment that increased property and equipment and reduced goodwill by $2.2 million, (iii) unrecorded liabilities related to purchases of property and equipment of $0.3 million, (iv) unrecorded warranty obligations of $0.1 million and (v) certain inventory adjustments in the amount of $0.2 million.

Classification Corrections

The Company has concluded that it incorrectly separately classified a long-term asset related to the pension obligation assumed in the purchase of NeoPhotonics Semiconductor in the amount of $2.1 million that instead should have been netted against the long-term pension liability at March 31, 2013.  Additionally, the Company (i) overstated the current portion of long-term debt by $1.8 million at March 31, 2013, (ii) misclassified certain costs totaling $0.1 million between cost of goods sold and operating expenses in the three months ended March 31, 2013 and  (iii) misclassified $1.7 million between the change in accounts payable and the change in accrued and other liabilities within operating activities and overstated both proceeds from and repayment of bank loans by $13.6 million within financing activities in its condensed consolidated statement of cash flows for the three months ended March 31, 2013.

Other Corrections

The Company has concluded that it had incorrectly recorded amounts related to an asset retirement obligation and amounts related to certain purchased software maintenance contracts, which resulted in an overstatement of other long-term liabilities of $0.3 million and an overstatement of property, plant and equipment of $0.2 million.  The Company also overstated an amount payable to a vendor resulting in an overstatement of previously reported cost of goods sold of $0.1 million for the three months ended March 31, 2013.

Penalty Payment Derivative

As further described in Note 11, the Company may be required to pay a $5.0 million penalty if it does not achieve certain performance obligations agreed to in connection with the sale of its common stock in a private placement transaction on April 27, 2012.  The penalty payment was originally classified outside of equity as redeemable common stock at December 31, 2012 and March 31, 2013 since, while the Company intends to meet its performance obligations, it determined the ability to satisfy some of the obligations may be outside of the Company’s control.  The Company has since determined that the $5.0 million penalty payment is an embedded derivative instrument, with the underlying being the performance or nonperformance of meeting its performance obligations by the deadline, and has thus classified $4.9 million of the $5.0 million to additional paid-in capital and the remaining $0.1 million, representing the estimated fair value of the penalty payment derivative, to other noncurrent liabilities at March 31, 2013 and December 31, 2012. The effect on the Company’s balance sheet at December 31, 2012 for this matter was as follows:

	December 31, 2012
(in thousands)	Previously Reported	As Revised
Other noncurrent liabilities	$1,724	$1,862
Redeemable common stock	5,000	—
Additional paid-in capital	433,996	438,858

Revision for Purchase Price Allocation Measurement Period Adjustments

With the reissuance of the these condensed consolidated financial statements, the Company has revised its March 31, 2013 condensed consolidated balance sheet from amounts previously reported to reflect measurement period adjustments in the estimated fair value of inventory, property and equipment and other tangible and intangible assets acquired in the purchase of NeoPhotonics Semiconductor.  The changes in estimated fair value resulted from additional information obtained subsequent to the Company’s initial acquisition accounting.  The Company also recorded a valuation allowance against the NeoPhotonics Semiconductor deferred tax assets as a measurement period adjustment due to additional information received subsequent to the Company’s initial acquisition accounting.

Notes to Condensed Consolidated Financial Statements

In addition to the above adjustments, there were computational errors in deriving certain footnote amounts included within the Company’s previous Amendment No. 1 to its Quarterly Report on Form 10-Q/A.  Those amounts have been corrected herein.

Note 3. Significant accounting policies

Except as described in Note 2, there have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2013, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Note 5. Cash equivalents and investments and fair value disclosures

Cash and cash equivalents

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents and investments in marketable securities designated as available-for-sale (in thousands):

	As of March 31, 2013				As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$11	$—	$—	$11	$11	$—	$—	$11
Short-term investments
Money market funds	4,858	—	—	4,858	7,259	—	—	7,259
Corporate bonds	27,411	49	(6)	27,454	23,151	43	(1)	23,193
U.S. federal agencies	14,138	5	—	14,143	27,241	10	—	27,251
Foreign bonds and notes	—	—	—	—	4,682	14	—	4,696
Municipal obligations	1,901	—	—	1,901	1,902	—	—	1,902
Total investments in short-term investments	48,308	54	(6)	48,356	64,235	67	(1)	64,301
Total investments	$48,319	$54	$(6)	$48,367	$64,246	$67	$(1)	$64,312

As of March 31, 2013 and December 31, 2012, maturities of short-term investments are as follows (in thousands):

	March 31, 2013	December 31, 2012
Less than 1 year	$39,647	$51,861
Due in 1 to 2 years	4,811	10,550
Due in 2 to 5 years	2,008	—
Due after 5 years	1,901	1,901
Total	$48,367	$64,312

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

Fair value disclosures

The following table sets forth the fair value of the Company’s financial assets as of the dates presented (in thousands):

	As of March 31, 2013				As of December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$4,869	$—	$—	$4,869	$7,270	$—	$—	$7,270
Marketable securities
Corporate bonds	—	27,454	—	27,454	—	23,193	—	23,193
U.S. federal agencies	—	14,143	—	14,143	—	27,251	—	27,251
Foreign bonds and notes	—	—	—	—	—	4,696	—	4,696
Municipal obligations	—	1,901	—	1,901	—	1,902	—	1,902
	$4,869	$43,498	$—	$48,367	$7,270	$57,042	$—	$64,312

Additionally, the Company’s cash and cash equivalents at March 31, 2013 and December 31, 2012 included time deposits of $11.9 million and $14.7 million, respectively, for which the fair value approximates the carrying amount using inputs classified as level 2 in the fair value hierarchy.

The following table sets forth the fair value of the Company’s financial liabilities as of the dates presented (in thousands):

	As of March 31, 2013				As of December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent consideration (Note 10)	$—	$—	$959	$959	$—	$—	$959	$959
Penalty payment derivative (Note 11)	$—	$—	$138	$138	$—	$—	$138	$138

Note 6. Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except share and per share amounts):

	Three months ended March 31,
	2013	2012
Numerator:
Loss from continuing operations	$(12,240)	$(11,778)
Income from discontinued operations, net of tax	—	170
Net loss	$(12,240)	$(11,608)
Denominator:
Weighted average shares used to compute basic and diluted net income (loss) per share	30,574,032	24,870,684
Basic and diluted net income (loss) per share:
Continuing operations	$(0.40)	$(0.47)
Discontinued operations	$—	$0.01
Net loss	$(0.40)	$(0.46)

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

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive:

	March 31,
	2013	2012
Employee stock options	2,758,964	2,613,907
Restricted stock units	848,867	662,944
Employee stock purchase plan	483,969	552,069
Common stock warrants	4,482	4,482
	4,096,282	3,833,402

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

Total consideration for the OCU was approximately $24.3 million, including cash of $14.1 million paid upon closing and notes payable of $11.1 million, partially offset by a net receivable from Lapis of $1.0 million related to a working capital adjustment and certain other payments between the Company and Lapis. The cash of $14.1 million includes $2.0 million that was withheld and placed into escrow to cover certain indemnity obligations from the closing date through March 29, 2014. The notes payable of $11.1 million are to be paid in three equal installments on the first, second and third anniversaries of the closing date. Each year an additional amount calculated as 1.5% per year of the unpaid balance of the notes becomes due. Lapis retains a lien on the land and building sold until the third payment is paid. The purchase price consideration and payment of notes payable are denominated in Japanese Yen.

In connection with the acquisition, the Company incurred approximately $4.5 million in acquisition-related transaction costs related to investment banking, legal, accounting and other professional services and fees and transfer and acquisition taxes related to real property acquired. The acquisition costs were expensed as incurred and were included in operating expenses in the Company’s condensed consolidated statement of operations in the first quarter of 2013.

The OCU’s results of operations between the closing date of March 29, 2013 and the Company’s quarter end date of March 31, 2013 were immaterial.

Assets Acquired and Liabilities Assumed

The Company accounted for its acquisition of the OCU assets and assumed liabilities as a business combination. The OCU’s tangible and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the acquisition. After consideration of the purchase accounting corrections (see Note 2) the estimated fair values of the identifiable assets acquired and liabilities assumed approximated the purchase price; therefore, no goodwill was recorded.  A preliminary assessment of the fair value of assets acquired and liabilities assumed (“initial preliminary fair value assessment”) was made as of March 29, 2013.

During the quarter ended September 30, 2013 the Company updated its initial preliminary fair value assessment and has reflected the resulting measurement period adjustments as Revisions in the accompanying March 31, 2013 condensed consolidated balance sheet.  These adjustments were based on additional information received subsequent to the Company’s initial assessment that had a significant impact on a number of assumptions, including those related to inventory obsolescence, gross margin and working capital.  The adjustments include a decrease in the fair value of inventory of $6.7 million and increases in the fair value of property, plant and equipment of $2.8 million and customer relationships of $1.7 million.

The following table summarizes the acquisition accounting and the tangible and intangible assets acquired (in thousands):

Total purchase consideration:
Cash paid upon closing	$14,087
Net receivable from Lapis	(959)
Notes payable	11,130
$24,258

Liabilities assumed:
Pension and retirement obligations	$6,471
Other compensation-related liabilities	1,083
Other current liabilities	1,265
$8,819

Fair value of assets acquired:
Inventory	$13,309
Other current assets	35
Land, property, plant and equipment(1)	14,433
Intangible assets acquired:
Developed technology	2,120
Customer relationships	3,180
$33,077

(1)	Includes land of $3.5 million, buildings of $3.9 million and machinery, equipment, furniture and fixtures of $7.0 million.

The approach for measuring the fair value of the assets acquired and liabilities assumed is described below:

Net Tangible Assets

The OCU’s tangible assets acquired and liabilities assumed as of March 29, 2013 were recorded at estimated fair value with the exception of the pension and retirement obligations. The Company estimated fair value by adjusting the OCU’s historical value of property, plant and equipment to an estimate of depreciated replacement cost, adjusted for economic obsolescence. The Company depreciates property, plant and equipment over estimated lives of 2 to 10 years, and records the expense to cost of goods sold and operating expense. The fair value of inventory acquired was determined using a net realizable value approach based upon the expected sales value of the inventory, less any costs to complete and selling costs along with a reasonable profit margin based on historical and expected results. The fair value of accrued liabilities approximated the amounts due under the arrangements with employees and vendors due to short maturity. Pensions and retirement obligations are recorded to the extent the projected benefit obligation exceeded the fair value of the plan assets estimated as of March 29, 2013. The projected benefit obligation is measured at the actuarial present value of all benefits attributed by the plan's benefit formula to employee service rendered before March 29, 2013.

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

The weighted average amortization period for the total amount of intangible assets acquired is 5.4 years.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company with the results of OCU prior to the acquisition, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information for the quarter ended March 31, 2013 includes elimination of $4.5 million of transaction costs and $1.9 million of revenue and $1.8 million of costs related to sales from OCU to the Company.  The pro forma financial information for the quarter ended March 31, 2012 includes elimination of $0.4 million of revenue and $0.3 million of costs related to sales from OCU to the Company and a $2.5 million increase in cost of goods sold due to a change in the value of inventory as a result of acquisition accounting.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented, nor does it intend to be a projection of future results.

	For the three months ended March 31,
	2013	2012
Revenue	$68,754	$67,537
Net loss	$(5,277)	$(12,038)
Basic and diluted net loss per share	$(0.17)	$(0.48)

Note 8. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable	$58,878	$66,338
Trade notes receivable	5,375	4,979
Allowance for doubtful accounts	(986)	(963)
	$63,267	$70,354

Inventories

Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$26,332	$20,520
Work in process	20,560	8,603
Finished goods (1)	14,967	14,670
	$61,859	$43,793

(1)	Finished goods inventory at offsite managed inventory locations was $4.8 million and $4.5 million as of March 31, 2013 and December 31, 2012, respectively.

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$34,295	$(23,405)	$10,890	$32,176	$(22,869)	$9,307
Customer relationships	15,128	(8,392)	6,736	11,898	(8,148)	3,750
Leasehold interest	1,358	(234)	1,124	1,355	(241)	1,114
Noncompete agreements	950	(934)	16	950	(908)	42
	$51,731	$(32,965)	$18,766	$46,379	$(32,166)	$14,213

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

	Three months ended March 31,
	2013	2012
Cost of goods sold	$428	$598
Operating expenses	321	354
Total	$749	$952

The estimated future amortization expense of purchased intangible assets as of March 31, 2013, is as follows (in thousands):

2013 (remaining 9 months)	$3,617
2014	4,505
2015	4,490
2016	3,743
2017	814
Thereafter	1,597
$18,766

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Employee-related	$9,731	$12,293
Other	15,143	7,666
	$24,874	$19,959

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

The table below summarizes the movement in the warranty accrual (in thousands):

	Three months ended March 31,
	2013	2012
Beginning balance	$1,072	$1,443
Warranty accruals	26	19
Settlements and adjustments	86	(247)
Ending balance	$1,184	$1,215

Restructuring charges

During the three months ended March 31, 2013, the Company exited and closed one facility at its headquarters location to align its facilities usage with its current size. As a result, the Company recorded a restructuring charge related to the facility impairment of approximately $0.3 million. As of March 31, 2013, the remaining balance of this restructuring obligation was $0.3 million, which the Company expects to pay through 2015.

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Employee-related	$6,712	$188
Penalty payment derivative (Note 11)	138	138
Other	1,297	1,536
	$8,147	$1,862

Note 9. Debt

The Company records debt at its carrying amount. The Company uses a market approach to determine fair value, which results in a Level 2 fair value measurement. The following table provides the components of debt, obligations, weighted average interest rate and additional fair value information relating to the Company’s outstanding debt instruments (in thousands, except percentages):

	March 31, 2013			December 31, 2012
	Carrying Amount	Fair Value	Weighted Average Interest Rate	Carrying Amount	Fair Value	Weighted Average Interest Rate
Notes payable	$10,431	$10,431		$12,003	$12,003
Notes payable related to OCU acquisition	3,710	3,710	1.50%	-	-
Short-term debt	5,250	5,250	5.00%	5,000	4,892	2.20%
Total short-term debt	$8,960	$8,960		$5,000	$4,892
Long-term notes payable related to OCU acquisition	7,420	7,420	1.50%	-	-
Long-term debt	34,750	34,750	4.91%	17,167	16,336	2.20%
Total long-term debt	$42,170	$42,170		$17,167	$16,336

Notes payable

The Company frequently directs its banking partners to issue notes payable to its suppliers in China in exchange for accounts payable. These banks issue notes to vendors and issue payment to the vendors upon redemption. The Company owes the payable balance to the issuing bank. These notes are unsecured, noninterest bearing and are due approximately six months after issuance. As a condition of the notes payable lending arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by its subsidiaries in China.  These balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.  As of March 31, 2013, restricted cash totaled $2.1 million.

Notes payable for OCU acquisition

In connection with the acquisition of OCU on March 29, 2013, the Company is obligated to pay $11.1 million in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by the OCU. The payment is denominated in Japanese Yen. The amount presented in the table is the short-term portion of $3.7 million and the long-term portion of $7.4 million. The obligation bears interest at 1.5% per year and the real property is security for the loan.

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

On March 21, 2013, the Company amended and restated in its entirety the Loan and Security Agreement with the same bank and added East-West Bank as a lender. The components of the available credit facilities as of March 31, 2013 are as follows:

•

As of March 31, 2013, $12.0 million was outstanding under the revolving line of credit agreement and $8.0 million was available for borrowing. Amounts are due on or before March 2016 and borrowings under this revolving line of credit include an interest rate option of a base rate as defined in the agreement plus 1.5% or LIBOR plus 2.5%.

•

As of March 31, 2013, $28.0 million was outstanding under the term loan of the credit facility and interest is payable quarterly in arrears; the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan include an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%.

The Company’s U.S. loan and security agreement requires it to maintain specified financial covenants, including a liquidity ratio, restricts its ability to incur additional debt or to engage in specified transactions and is secured by substantially all of its U.S. assets, other than intellectual property assets. As of March 31, 2013 and December 31, 2012, the Company was in compliance with the covenants contained in this agreement.

In connection with the original loan and security agreement in 2007, the Company issued a warrant to Comerica Bank to purchase 4,482 shares of common stock at an exercise price of $29.00 per share. As of March 31, 2013, the warrant had not been exercised.

Note 10. Commitments and contingencies

Leases

The Company leases various facilities under noncancelable operating leases. As of March 31, 2013, the future minimum commitments under all operating leases are as follows (in thousands):

2013 (remaining 9 months)	$1,593
2014	1,385
2015	1,188
2016	666
2017	500
Thereafter	968
$6,300

Rent expense under the Company’s operating leases was $0.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.

Litigation

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and if the Company believes it is more likely than not that the case will be ruled against it. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company does not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect the Company’s financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.

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

Other contingencies

In connection with the Company’s acquisition of Santur that the Company completed in October 2011, the Company may be required to pay up to an additional $7.5 million in cash as further consideration for the business acquisition, contingent upon Santur’s gross profit performance during 2012. The fair value of the contingent consideration is re-measured each reporting period and any changes in the fair value of the contingent consideration are recognized as a gain or loss in the consolidated statements of operations. As of March 31, 2013 and December 31, 2012, the Company estimated the fair value of the contingent consideration was $1.0 million and $1.0 million, respectively, and has included this liability within accrued and other current liabilities in its condensed consolidated balance sheets.   The Company classifies this liability within level 3 as it is valued using significant unobservable inputs.  To estimate the fair value, the Company used Santur’s gross profit as defined in the acquisition agreement and an estimated discount rate. Although the Company believes the fair value of the contingent consideration is in accordance with the terms of the Santur acquisition agreements, the selling parties dispute the final amount to be paid. Any adjustment to the fair value of the contingent consideration may impact the results of operations in the period the adjustment is made.

Note 11. Stockholders’ equity

Common Stock

As of March 31, 2013, the Company had reserved the following shares of authorized but unissued common stock:

Common Stock
Stock option plans	5,088,612
Stock purchase plan	257,734
Warrants	4,482
5,350,828

Private Sale of Common Stock

On April 27, 2012, the Company issued and sold approximately 4.97 million shares of its common stock in a private placement transaction at a price of $8.00 per share for a gross amount of approximately $39.8 million.

The shares of common stock are restricted from transfer pursuant to a lockup agreement for up to two years, at the end of which the Company is obligated to file one or more registration statements covering the potential resale of the shares of common stock.

In connection with this private placement transaction, the Company agreed to certain performance obligations including establishing a wholly-owned subsidiary in the Russian Federation and making a $30.0 million investment commitment (the ‘Investment Obligation’) towards the Company’s Russian operations. The Investment Obligation can be partially satisfied by investment outside of the Russian Federation and/or by way of non-cash asset transfers, including but not limited to capital equipment, small tools, intellectual property, and other intangibles.  A minimum of $15.0 million of the Investment Obligation is required to be satisfied by making capital expenditures and the remaining $15.0 million can be satisfied through general working capital and research and development expenditures.  All of the amount for general working capital can be spent either inside or outside of Russia.  However, at least 80% of the amount expended for research and development expenditure must be spent inside Russia.  General working capital can include acquisition of other businesses or portions thereof to be owned by the Russian subsidiary.

The purchaser of the common stock has non-transferable veto rights over the Company’s Russian subsidiary’s annual budget during the investment period and must approve non-cash asset transfers to be made in satisfaction of the Investment Obligation.  Spending and/or commitments to spend for general working capital and research and development do not require approval by the purchaser. There are no legal restrictions on the specific usage of the $39.8 million received in the private placement transaction or on withdrawal from the Company’s bank accounts for use in general corporate purposes.

The Company is required to satisfy the Investment Obligation by July 31, 2014 or, in the event the Company has not recorded aggregate revenue from sales of its products in the Russian Federation of at least $26.8 million during the period beginning July 1, 2012 and ending June 30, 2014, then will be automatically extended from July 31, 2014 to March 31, 2015. The Company expects the date for achievement of the Investment Obligation will be extended to March 31, 2015. Therefore, the Company intends to meet its Investment Obligation by March 31, 2015.  If the Company fails to meet the Investment Obligation by the deadline, including failure to meet the Investment Obligation because the purchaser of the common stock does not approve the transfer of non-cash assets, the Company will be required to pay a $5.0 million penalty (the ‘Penalty Payment’) as the sole and exclusive remedy for damages and monetary relief available to the purchaser for failure to meet the Investment Obligation.

The Company has accounted for the $5.0 million Penalty Payment as an embedded derivative instrument, with the underlying being the performance or nonperformance of meeting the Investment Obligation by the extended deadline of March 31, 2015 and has classified $4.9 million of the $5.0 million as additional paid-in capital and the remaining $0.1 million, representing the estimated fair value of the Penalty Payment derivative, as other noncurrent liabilities.

The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Obligation and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other income (expense). The change in fair value of the Penalty Payment derivative from April 27, 2012 to December 31, 2012 and to March 31, 2013 was not significant.

Accumulated Deficit

Approximately $6.3 million of the Company’s accumulated deficit at December 31, 2012 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

Equity Incentive Programs

The Company grants stock options, restricted stock units, stock appreciation units and stock purchase rights pursuant to stockholder and board approved equity incentive plans. These equity incentive plans are described in further detail in Note 12 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Stock options and restricted stock units

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2013:

		Stock Options		Restricted Stock Units
	Shares available for grant	Number of shares	Weighted average exercise price	Number of units	Weighted average grant date fair value
Balance at December 31, 2012	382,668	2,773,887	$5.87	924,823	$5.84
Authorized for issuance	1,069,115	-	0.00	-	0.00
Granted	(30,000)	17,800	5.60	12,200	5.74
Exercised/Converted	-	(18,251)	4.32	(51,634)	6.12
Forfeited	58,998	(14,472)	8.43	(36,522)	5.84
Balance at March 31, 2013	1,480,781	2,758,964	$5.86	848,867	$5.82

The following table summarizes information about stock options outstanding as of March 31, 2013:

	Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Vested and expected to vest	2,700,303	$5.87	6.39	$1,228
Exercisable	1,902,220	$5.67	5.50	$1,143

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

Stock appreciation units

The following table summarizes the Company’s stock appreciation unit activity during the three months ended March 31, 2013:

	Stock Appreciation Units	Weighted average exercise price
Stock appreciation units outstanding as of December 31, 2012	212,534	$7.07
Stock appreciation units cancelled	(4,423)	8.93
Stock appreciation units exercised	(316)	4.25
Stock appreciation units outstanding as of March 31, 2013	207,795	$7.04

The following table summarizes information about stock appreciation units outstanding as of March 31, 2013:

	Stock Appreciation Units Outstanding
	Number of units	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Vested and expected to vest	207,396	$7.03	5.86	$101
Exercisable	181,913	$6.71	5.69	$98

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

The Company’s stock-based compensation expense was recorded as follows (in thousands):

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

Note 13. Income taxes

The Company’s income tax expense for the three months ended March 31, 2013 is primarily related to income taxes of the Company’s non-U.S. operations. The Company recorded an income tax provision of $183,000 and an income tax benefit of $60,000 for the three months ended March 31, 2013 and 2012, respectively.

(in thousands, except percentages)	Three months ended March 31,
	2013	2012
Income tax (expense) benefit	$(183)	$60
Effective tax rate	2%	1%

The Company’s income tax expense in 2013 was primarily related to income taxes of the Company’s non-US operations. The Company’s income tax benefit in the three months ended March 31, 2012 was due to the loss before income taxes realized in the Company’s foreign subsidiaries.

The Company conducts its business globally and operating income is subject to varying rates of tax in the United States, China and Japan. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of earnings or losses and the tax laws and regulations in each geographical region. The Company expects that its income taxes will vary in relation to the Company’s profitability and the geographic distribution of its profits. Historically, the Company has experienced net losses in the United States and in the short term, the Company expects this trend to continue. One of the Company’s subsidiaries in China generates a cash tax liability. The subsidiary has qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate.

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

Due to historic losses in the U.S., the Company has a full valuation allowance on the U.S. federal and state deferred tax assets. The Company also recorded a full valuation allowance for the deferred tax assets of the Company’s NeoPhotonics Semiconductor subsidiary as it was determined that the deferred tax assets were not more likely than not to be realized.  Management continues to evaluate the realizability of its deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

As of March 31, 2013, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A for the period ended March 31, 2013 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q/A for the period ended March 31, 2013 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q/A for the period ended March 31, 2013 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

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

Restatement and Revision

As discussed in Notes 2 and 7 of the Notes to the Condensed Consolidated Financial Statements, we have restated and revised our previously issued condensed consolidated financial statements for the three months ended March 31, 2013 and our balance sheet as of December 31, 2012; accordingly, this Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement and revision.

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

We have research and development and wafer fabrication facilities in San Jose and Fremont, California which coordinate with our research and development and manufacturing facilities in Shenzhen and Wuhan, China, Tokyo, Japan, and Ottawa, Canada. We utilize proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing capabilities. We sell our products to the leading network equipment vendors globally, including ADVA AG Optical Networking Ltd., Alcatel-Lucent SA, Ciena Corporation, Cisco Systems, Inc., Coriant (formerly Nokia Siemens Networks B.V.), ECI Telecom Ltd., FiberHome Technologies Group, Fujitsu Limited, Huawei Technologies Co, Ltd., or Huawei Technologies, Juniper Networks, Inc., Mitsubishi Electric Corporation, NEC Corporation, Telefonaktiebolaget LM Ericsson  and ZTE Corporation. We refer to these companies as our Tier 1 customers.

On April 27, 2012, we issued and sold approximately 4.97 million shares of our common stock in a private placement transaction at a price of $8.00 per share for a gross amount of approximately $39.8 million. We intend to use the amount received for general corporate purposes. The shares of common stock are restricted from transfer pursuant to a lockup agreement for up to two years, at the end of which we are obligated to file one or more registration statements covering the potential resale of the shares of common stock. Because we did not timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2013  and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we are currently ineligible to file the required registration statement on Form S-3 within the original time frame and we have requested an extension from the purchaser. In connection with this private placement transaction, we agreed to certain performance obligations, including establishing a wholly-owned subsidiary in the Russian Federation and making a $30.0 million investment commitment towards the Company’s Russian operations. See—Liquidity and Capital Resources, Contractual Obligations and Commitments and Note 11 to the Condensed Consolidated Financial Statements.

On January 22, 2013, we signed a definitive agreement to acquire the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd. (OCU). OCU is a leading provider of lasers, drivers, and detectors for high speed 100G applications located in Japan. This transaction was closed in March 2013. We believe the acquisition of OCU will expand our solutions for high speed telecom and datacom applications and strengthen our customer base in Japan.

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

For the first three months of fiscal 2013 compared to the same period in fiscal 2012, we continued to experience an increase in demand for our 100Gbps products as carriers continued to accelerate deployment of high capacity optical transport networks. This trend helped revenue from our Speed and Agility products to grow on a year over year basis. In the first quarter of 2013 demand for our Access products also declined relative to the same period in 2012 due to lower fiber-to-the-home deployments in China and North America. The market for optical communications products remains highly competitive. We expect to continue to experience competition from companies that range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We anticipate macroeconomic conditions, including the slow recovery in the U.S., European sovereign debt issues, and a potential slowdown in the economic growth rate in China, could impact our results.

Critical accounting policies and estimates

Other than the item, “Business Combinations” below, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2013 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K.

Business Combinations

We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and acquired patents and developed technology; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

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

Cost of goods sold and gross margin

Our cost of goods sold consists primarily of the cost to produce wafers and to manufacture and test our products. We have a global supplier network that we believe enables us to balance product availability, quality and cost considerations. Some of our cost of goods sold are denominated primarily in RMB. Our manufacturing process extends from wafer fabrication through final module and subsystem assembly and test. The cost of our manufacturing, assembly and test processes includes the cost of personnel and the cost of our manufacturing equipment and facilities. Our cost of goods sold is impacted by manufacturing variances such as assembly and test yields and production volume. We typically experience lower yields and higher associated costs on new products. In general, our cost of goods sold associated with a particular product declines over time as a result of decreases in wafer costs associated with the increase in the volume of wafers produced, as well as yield improvements and assembly and test enhancements. Additionally, our cost of goods sold includes stock-based compensation, write off of excess and obsolete inventory, royalty payments, amortization of certain purchased intangible assets and acquisition-related fair value adjustments, warranty, shipping and allocated facilities costs.

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volume, production volume compared to sales over time, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, revaluation of stock appreciation unit awards that are impacted by our stock price, and any write off of excess and obsolete inventories. Our newer and more advanced products typically have higher average selling prices and higher gross margins. Average selling prices by product typically decline as a result of periodic negotiations with our customers and competitive pressures. We strive to increase our gross margin as we seek to manage the costs of our supply chain and increase productivity in our manufacturing processes.

	Three months ended March 31,
	2013		2012
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue
Cost of goods sold	$44,306	79%	$42,817	79%

	Three months ended March 31,
	2013	2012
Gross margin	21%	21%

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

	Three months ended March 31,
	2013		2012
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue
Research and development	$9,707	17%	$10,538	19%
Sales and marketing	3,586	6%	3,023	6%
General and administrative	5,059	9%	6,601	12%
Acquisition-related transaction costs	4,510	8%	394	1%
Amortization of purchased intangible assets	321	1%	354	1%
Restructuring charges	325	1%	130	0%
Adjustment to fair value of contingent consideration	—	0%	1,907	3%
Total operating expenses	$23,508	42%	$22,947	42%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred.

Research and development expense decreased by $0.8 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, representing an 8% decrease. This decrease was primarily due to a reduction of $0.5 million in payroll and employee-related costs in 2013 due to our integration of Santur, and a $0.3 million decrease due to lower material consumption from research and development projects.

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

Sales and marketing expense increased by $0.6 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, representing a 19% increases. This increase was primarily due to a $0.3 million increase in additional payroll and employee-related costs to support sales growth and a $0.2 million increase in allowance for doubtful account reserve.

We expect our sales and marketing expense to increase as a result of the acquisition of OCU and as we grow our business, expand our marketing activities, increase the number of sales and marketing professionals and incur employee-related costs accordingly. As a percentage of total revenue, our sales and marketing expense may vary as our revenue changes over time.

General and administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance, legal, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

General and administrative expense decreased by $1.5 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, representing a 23% decrease. This was primarily due to a $1.0 million decrease in payroll and employee-related costs, a $0.6 million decrease in professional fees and a decrease of approximately $0.3 million in facilities-related costs.

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

Amortization of purchased intangible assets decreased by 9% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was primarily due to lower amortization from fully amortized assets associated with the acquisitions completed in 2005 and 2006. Amortization of purchased intangible assets related to our acquisition of OCU will be amortized beginning in the second quarter of 2013. Please refer to note 7 of our Notes to Condensed Consolidated Financial Statements for details.

Restructuring charges

In the first quarter of 2013, we exited and closed one facility at our headquarters location to align our facilities usage with our current size. As a result, we recorded a restructuring charge related to the facility impairment of approximately $0.3 million including a $0.1 million write-off of deferred rent. As of March 31, 2013, the remaining balance on this restructuring obligation was $0.4 million, which we expect to pay through 2015.

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

Acquisition-related transaction costs

In connection with the OCU acquisition we incurred $4.5 million in acquisition-related transaction costs related to investment banking, legal, accounting and other professional services and fees and transfer and acquisition taxes related to real property acquired.

We accounted for our acquisition of the OCU assets and assumed liabilities as a business combination. The OCU’s tangible and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the acquisition. Please refer to Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Interest and other expense, net

Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts paid for interest on our bank borrowings. Other income (expense), net is primarily made up of government subsidies, and foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and the foreign currency transaction gains and losses of our subsidiaries in China primarily result from their transactions in U.S. dollars.

	Three months ended March 31,
(in thousands)	2013	2012
Interest income	$131	$132
Interest expense	(163)	(154)
Other expense, net	(274)	(275)
Total	$(306)	$(297)

Total interest and other expense, net remained relatively flat in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We expect our interest income to remain relatively modest given the low yields available in the marketplace and lower investable balances. And we expect our interest expense to increase due to additional borrowings. Please refer to Note 9 of our Notes to Condensed Consolidated Financial Statements for details.

Income taxes

We conduct our business globally and our operating income is subject to varying rates of tax in the United States, China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries has qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. The preferential rate applies from 2010 to 2013. We intend to reapply for the preferential rate for 2014 to 2016.

	Three months ended March 31,
(in thousands, except percentages)	2013	2012
Income tax (expense) benefit	$(183)	$60
Effective tax rate	2%	1%

Our income tax expense in 2013 was primarily due to income taxes of the Company’s non-US operations. Our income tax benefit in 2012 was primarily due to the loss before income taxes realized in our foreign subsidiaries during the three months ended March 31, 2012.

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

Approximately $6.3 million of our accumulated deficit at December 31, 2012 was subject to restriction due to the fact that our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

Credit agreements

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

On March 21, 2013, we amended and restated in its entirety the Loan and Security Agreement with the same bank and added East-West Bank as a lender. The components of the available credit facilities as of March 31, 2013are as follows:

•

As of March 31, 2013, $12.0 million was outstanding under the revolving line of credit agreement and $8.0 million was available for borrowing. Amounts are due on or before March 2016 and borrowings under this revolving line of credit include an interest rate option of a base rate as defined in the agreement plus 1.5% or LIBOR plus 2.5%.

•

As of March 31, 2013, $28.0 million was outstanding under the term loan of the credit facility and interest is payable quarterly in arrears; the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan include an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%.

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

Private placement transaction

In connection with the 2012 private placement transaction (see—Business Overview), we agreed to certain performance obligations including establishing a wholly-owned subsidiary in the Russian Federation and making a $30.0 million investment commitment (the ‘Investment Obligation’) towards the Company’s Russian operations. The Investment Obligation can be partially satisfied by cash and/or stock investment inside or outside of the Russian Federation and/or by way of non-cash asset transfers, including but not limited to capital equipment, small tools, intellectual property, and other intangibles.  A minimum of $15.0 million of the Investment Obligation is required to be satisfied by making capital expenditure investments and we expect that the remaining $15.0 million will be satisfied through cash and non-cash general working capital and research and development expenditures and commitments.  All of the amount for general working capital can be spent either inside or outside of Russia.  However, at least 80% of the amount expended for research and development must be spent inside Russia.  General working capital can include cash or stock acquisition of technology and other businesses or portions thereof to be owned by the Russian subsidiary.  Our current plan is to substantially meet the $15.0 million capital expenditure portion of the Investment Obligation by transferring non-cash assets from other entities within the consolidated Company to the Russian subsidiary, subject to the purchaser’s approval as required in the rights agreement.  We expect that the remaining $15.0 million will be satisfied through some combination of working capital and research and development spending, which may include technology or other acquisitions acquired by cash or stock through March 2015.  The exact timing and composition of those expenditures has not yet been determined.

The purchaser of the common stock has nontransferable veto rights over our Russian subsidiary’s annual budget during the investment period, and  non-cash asset transfers to be made in satisfaction of the Investment Obligation requires approval by the purchaser. Spending and/or commitments to spend for general working capital and research and development do not require approval by the purchaser.  There are no legal restrictions on the specific usage of amounts received in the private placement transaction or on withdrawal from our bank accounts for use in general corporate purposes.

We are required to satisfy the Investment Obligation by July 31, 2014, or, in the event we have not recorded aggregate revenue from sales of our products in the Russian Federation of at least $26.8 million during the period beginning July 1, 2012 and ending June 30, 2014, then by March 31, 2015. We expect the date for achievement of the Investment Obligation will be extended to March 31, 2015. Therefore, we intend to meet the Investment Obligation by March 31, 2015.  If we fail to meet the Investment Obligation by the deadline, including failure to meet the Investment Obligation because the purchaser of the common stock does not approve the transfer of non-cash assets, we will be required to pay a $5.0 million penalty as the sole and exclusive remedy for damages and monetary relief available to the purchaser for failure to meet the Investment Obligation.

The table below sets forth selected cash flow data for the periods presented:

	Three months ended March 31,
(in thousands)	2013	2012
Net cash provided by (used in) operating activities	$1,161	$(1,638)
Net cash provided by (used in) investing activities	(3,080)	7,149
Net cash provided by (used in) financing activities	16,311	(1,315)
Effect of exchange rates on cash and cash equivalents	72	209
Net increase in cash and cash equivalents	$14,464	$4,405

Operating activities

During the three months ended March 31, 2013, net cash provided by operating activities was $1.2 million. We recognized a net loss of $12.2 million during the three months ended March 31, 2013. This net loss incorporated non-cash charges, including depreciation and amortization of $4.2 million and stock-based compensation expenses of $1.2 million. During the three months ended March 31, 2013, there was an increase in accounts payable of $2.1 million, an increase of $3.9 million in accrued acquisition-related transaction costs of OCU, and a decrease of $7.2 million in accounts receivable due to improved collection efforts. These amounts were partially offset by the purchase of inventory of $4.7 million to replenish our inventories in preparation for higher customer demand in future periods and an increase in prepaid expenses and other current assets of $1.0 million during the period.

During the three months ended March 31, 2012, net cash used in operating activities was $1.6 million. We recognized a net loss of $11.6 million during the three months ended March 31, 2012. This net loss incorporated non-cash charges, including depreciation and amortization of $5.4 million, stock-based compensation expenses of $1.1 million, non-cash increases to our asset reserve accounts of $0.7 million, partially offset by $0.8 million gain on sale of Shenzhen Photon Broadband Technology Co., Ltd. (“Broadband”), a China subsidiary. During the three months ended March 31, 2012, there was a decrease of $9.2 million in accounts receivable due to improved collection efforts. These amounts were partially offset by the purchase of inventory of $4.7 million to replenish our inventories in preparation for higher customer demand in future periods, and the net increase in prepaid expenses and other current assets of $1.8 million during the period.

Investing activities

Our investing activities consisted primarily of purchases and sales of investments, business acquisitions and capital expenditures.

During the three months ended March 31, 2013, net cash used in investing activities was $3.1 million. We received $44.6 million for the sale and maturity of investment securities, which was offset by $14.1 million of cash used for the acquisition of OCU, $29.0 million for the purchase of investment securities, and $5.1 million in capital expenditures.

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

During the three months ended March 31, 2013, net cash provided by financing activities was $16.3 million. We received $26.4 million in proceeds from bank loans and $4.9 million from the issuance of notes payable, which was offset by $8.6 million used for the repayment of bank loans, and $6.5 million for the repayment of notes payables.

During the three months ended March 31, 2012, net cash used in financing activities was $1.3 million. We used $1.3 million of cash for the repayment of bank loans, and $0.1 million for the repayment of notes payable, net of proceeds.

Contractual obligations and commitments

The following summarizes our contractual obligations as of March 31, 2013:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable (1)	$10,431	$10,431	$—	$—	$—
Short-term loan (2)	3,710	3,710	—	—	—
Long-term loan (3)	7,420	—	7,420	—	—
Debt obligations (4)	40,000	5,250	26,000	8,750	—
Operating leases (5)	6,300	2,022	2,311	1,241	726
Purchase commitments (6)	26,167	26,167	—	—	—
Contingent consideration (7)	7,500	7,500	—	—	—
Penalty payment derivative (8)	138	—	138	—	—
Asset retirement obligations (9)	813	—	—	—	813
	102,479	55,080	35,869	9,991	1,539
Expected interest payments (10)	3,134	1,254	1,729	151	0
Total commitments	$105,613	$56,334	$37,598	$10,142	$1,539

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

(8)	See “Private placement transaction” below and Note 11 to the Condensed Consolidated Financial Statements.

(9)

We have an asset retirement obligation of $0.7 million associated with our facility lease in California, which expires in October 2019. This obligation is included in other noncurrent liabilities in the condensed consolidated balance sheet as of March 31, 2013. We also have a $0.1 million asset retirement obligation in Japan.

(10)	We calculate the expected interest payments based on our outstanding notes payable, loan and debt obligations at prevailing interest rates as of March 31, 2013.

Private placement transaction

In connection with our April 2012 common stock private placement transaction, we agreed to certain performance obligations including establishing a wholly-owned subsidiary in the Russian Federation and making a $30.0 million investment (the “Investment Obligation”) towards our Russian operations. The Investment Obligation can be partially satisfied by cash and/or stock investment inside or outside of the Russian Federation and/or by way of non-cash asset transfers, including but not limited to capital equipment, small tools, intellectual property, and other intangibles.   A minimum of $15.0 million of the Investment Obligation is required to be satisfied by making capital expenditure investments and we expect that the remaining $15.0 million will be satisfied through cash and non-cash general working capital and research and development expenditures and commitments.   All of the amount for general working capital can be spent either inside or outside of Russia.  However, at least 80% of the amount expended for research and development must be spent inside Russia.  General working capital can include cash or stock acquisition of other businesses or portions thereof to be owned by the Russian subsidiary.

Our current plan is to substantially meet the $15.0 million capital expenditure portion of the Investment Obligation by transferring non-cash assets from other entities within the consolidated Company to the Russian subsidiary, subject to the purchaser’s approval as required in the rights agreement.  We expect that the remaining $15.0 million will be satisfied through some combination of working capital and research and development spending, which may include technology or other acquisitions acquired by cash or stock through March 2015.  The exact timing and composition of those expenditures has not yet been determined. There are no legal restrictions on the specific usage of amounts received in the private placement transaction or on withdrawal from our bank accounts for use in general corporate purposes.

We are required to satisfy the Investment Obligation by July 31, 2014, or, in the event we have not recorded aggregate revenue from sales of our products in the Russian Federation of at least $26.8 million during the period beginning July 1, 2012 and ending June 30, 2014, then by March 31, 2015. We expect the date for achievement of the Investment Obligation will be extended to March 31, 2015. Therefore, we intend to meet the Investment Obligation by March 31, 2015.  If we fail to meet the Investment Obligation by the deadline, including failure to meet the Investment Obligation because the purchaser of the common stock does not approve the transfer of non-cash assets, we will be required to pay a $5.0 million penalty as the sole and exclusive remedy for damages and monetary relief available to the purchaser for failure to meet the Investment Obligation.

Off-balance sheet arrangements

During the three months ended March 31, 2013, we did not have any significant off-balance sheet arrangements.

Recent accounting pronouncements

See “Note 3 Significant accounting policies” in the Notes to Condensed Consolidated Financial Statements on this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

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

In the Evaluation of Disclosure Controls and Procedures included in Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal controls over financial reporting related to annual inventory counts and the preparation and review of the consolidated statement of cash flows.

Our Chief Executive Officer and new Chief Financial Officer subsequently concluded that the additional material weaknesses described below also existed as of March 31, 2013.

•

Control Environment — We did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of our transactions and business operations, (ii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with our financial reporting requirements, which resulted in erroneous judgments regarding the proper application of GAAP and (iii) insufficient corporate involvement to identify and resolve errors in recording transactions and financial results at our non-US subsidiaries. This control environment material weakness was exacerbated by our acquisition of NeoPhotonics Semiconductor in March 2013 and contributed to the following additional material weaknesses as well as the material weaknesses described above.

•

Accounting for complex transactions — We did not maintain effective internal controls related to complex transactions, including the acquisition of NeoPhotonics Semiconductor.  Our controls over the accounting, process and procedures for the NeoPhotonics Semiconductor acquisition were not effective to provide reasonable assurance that (i) the business combination accounting identified and considered all known acquired liabilities, (ii) the business combination accounting reflected the appropriate application of GAAP and (iii) there was appropriate review of the purchase price allocation entries recorded in the consolidated financial statements.  This material weakness resulted in the restatement of our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013.

•

Preparation and review of consolidated financial statements — We did not maintain effective internal control over financial reporting related to the preparation and review of our consolidated financial statements.  Specifically, we did not execute controls related to the review of transactions and balances for proper classification in our balance sheets, statements of operations and statements of cash flows.  This material weakness resulted in the restatement and revision of our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as described below under “Remedial Measures,” our Board of Directors, our Audit Committee and our new management team has subsequently dedicated significant efforts to improve the control environment and to remedy the material weaknesses identified herein.

Remedial Measures

Our management continued significant efforts in 2013 to establish a framework to improve internal controls over financial reporting.  We committed considerable resources to the design, implementation, documentation, and testing of our internal controls.  Additional efforts were required to remediate and re-test certain internal control deficiencies.  Our management believes that these efforts have improved our internal control over financial reporting.  With the oversight of senior management and our audit committee, we have taken steps and plan to take additional measures to remediate the underlying causes of the material weaknesses. Our management and the Board of Directors have taken the following steps as part of our ongoing remediation efforts to address these material weaknesses:

•	Hired a new Chief Financial Officer;
•	Hired a new World-Wide Corporate Controller;
•	Hired a World-Wide Operations Controller;
•	Implemented enhanced communication and monitoring processes and the appropriate documentation of such to ensure the Audit Committee’s effectiveness in executing its oversight responsibilities;
•	Engaged an external team of experienced senior finance and accounting consultants to review and analyze our consolidated financial statement close and reporting processes, and
•	Designed and implemented an inventory control and annual physical count training program for relevant personnel specifically focusing on material located in the income/receiving areas.

In response to the material weakness identified related to annual inventory counts, in the fiscal quarter ended March 31, 2013, we instituted several new internal controls as part of our ongoing efforts to remediate this weakness:

•	Implemented inventory control and annual physical count training for relevant personnel per above;
•	Performed more frequent inventory cycle and physical counts at our Fremont and San Jose, California facilities, and
•	Instituted a process of review and assessment of more frequent inventory cycle and physical counts at our California facilities in order to improve procedures.

While these steps have helped address some of the root causes of the material weaknesses noted above, they have not been sufficient to fully remediate the material weaknesses that existed as of March 31, 2013.  We intend to take the following additional steps to remediate these material weaknesses:

•	Add additional key positions to the finance team;
•

Increase management oversight by expanding our disclosure process to include all senior managers with responsibility for responding to issues raised during the financial reporting process and enhanced required certifications from all executive management;

•

Improve the documentation, communication and periodic review of our accounting policies throughout our domestic and international locations for consistency and application with generally accepted accounting principles, and

•	Enhance the training and education for our world-wide finance and accounting personnel.

Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the periods covered thereby in all material respects.  To address the material weaknesses in our internal control over financial reporting, we also performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

While management is dedicated to improving our internal controls over financial reporting, the nature and significance of the outstanding material weaknesses may prevent successful remediation of all material weaknesses during 2013 and 2014.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

We have a history of losses and we may incur additional losses in future periods. As of March 31, 2013, our accumulated deficit was $260.3 million. We also expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our manufacturing facilities and research and development operations.

We have entered into lending arrangements that provide for some of the capital necessary to develop our business further and these lending arrangements contain various restrictions and financial covenants, including a covenant not to exceed a maximum ratio of funded debt to adjusted EBITDA on a quarterly basis. Significant additional losses in future period could cause us to breach these covenants. A breach of any of these covenants or a failure to pay interest or indebtedness when due under any of these lending arrangements, could result in a variety of material adverse consequences.

Customer demand is difficult to accurately forecast and, as a result, we may be unable to optimally match production with customer demand, which could adversely affect our business and financial results.

We make planning and spending decisions, including determining the levels of business that we will seek and accept, production schedules, and inventory levels, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, necessitate higher or more restrictive procurement commitments, increase our manufacturing yield loss and scrapping of excess materials, and reduce our gross margin. We may not have sufficient capacity at any given time to meet the volume demands of our customers, or one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Conversely, a downturn in the markets in which our customers compete can cause, and in the past have caused, our customers to significantly reduce or delay the amount of products ordered from us or to cancel existing orders, leading to lower utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand due to market downturns or other reasons would have a material adverse effect on our gross margin, operating income and cash flow. For example, in the fourth quarter of 2012, we experienced an increase in manufacturing costs for one of our high speed products and separately, lower utilization of one of our water fabrication facilities, which adversely affected our gross margin in the fourth quarter of 2012 and first quarter of 2013. We expect these impacts to continue through the remainder of 2013 and through 2014, which is expected to adversely affect our gross margins.

Our products are typically sold pursuant to individual purchase orders or by use of a vendor-managed inventory, or VMI, model, which is a process by which we ship agreed quantities of products to a customer-designated location and those products remain our inventory and we retain the title and risk of loss for those products until the customer takes possession of the products. While our customers generally provide us with their demand forecasts and may give us a promised market share award, they are typically not contractually committed to buy any quantity of products beyond firm purchase orders. Many of our customers may increase, decrease, cancel or delay purchase orders already in place. We have experienced and expect to continue to experience wide fluctuations in demand from customers using VMI, particularly Huawei Technologies, even in instances where we have built and shipped products to the customer-designated locations as VMI. In recent periods, there has been an increase in the number of our customers utilizing VMI, which may increase our exposure to risks of wide fluctuations in demand from VMI customer locations. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to incur an adverse effect on our revenues, as well as adversely affect our overall results of operations.

*We are dependent on Huawei Technologies, Alcatel-Lucent, Ciena and our other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In 2012, Huawei Technologies, Alcatel-Lucent SA and Ciena Corporation accounted for 36%, 16% and 15% of our revenue, respectively and our top ten customers represented 90.2% of our total revenue. As a result, the loss of, or a significant reduction in orders from Huawei Technologies, Alcatel-Lucent SA, Ciena Corporation or any of our other key customers would materially and adversely affect our revenue and results of operations. Adverse events affecting our customers could also adversely affect our revenue and results of operations (for instance, in 2009, the filing of a voluntary petition for bankruptcy protection by one of our customers, Nortel Networks Limited, prevented us from timely collection of our accounts receivable from that customer). In addition, network equipment vendors serving the communications networks industry may continue to consolidate, and we may not be able to offset any potential decline in revenue arising from consolidation of our existing customers with revenue from new customers.

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

The communications networks industry is highly competitive. Our competitors range from large, international companies offering a wide range of products to smaller companies specializing in niche markets. In addition, we believe that a number of companies have developed or are developing planar lightwave, indium phosphide, or MEMS-based PIC devices and other products that compete directly with our products. Current and potential competitors may have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us in specific product lines or as a whole.

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

We also face competition from some of our customers who evaluate our capabilities against the merits of manufacturing products internally, including Huawei Technologies. Due to the fact that such customers are not seeking to make a profit directly from the manufacture of these products, they may have the ability to manufacture competitive products at a lower cost than we would charge such customers. As a result, these customers may purchase less of our products and there would be additional pressure to lower our selling prices which, accordingly, would negatively impact our revenue and gross margin.

In particular we have developed new technologies and products that we believe are key components in our customers’ systems for 100Gbps data transmission. The emergence of technologies and products from our competitors and their success in competing against our technologies and products for 100Gbps data transmission could render our existing products uncompetitive from a pricing standpoint, obsolete or otherwise unmarketable.

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

*Manufacturing problems could result in delays in product shipments to customers and could adversely affect our revenue, competitive position and reputation.

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

Additionally, manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Capacity constraints, raw materials shortages, logistics issues, labor shortages, the introduction of new product lines, rapid increases in production demands and changes in customer requirements, manufacturing facilities or processes, or those of some third party contract manufacturers and suppliers of raw materials and components have historically caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross margin on, and our production capacity for, those products. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in our experiencing lower yields, gross margin and production capacity. Our ability to maintain sufficient manufacturing yields is particularly challenging with respect to PICs due to the complexity and required precision of a large number of unique manufacturing process steps. Manufacturing yields for PICs can also suffer if contaminated materials or materials that do not meet highly precise composition requirements are inadvertently utilized. Because a large portion of our PIC manufacturing costs are fixed, PIC manufacturing yields have a substantial effect on our gross margin. Lower than expected manufacturing yields could also delay product shipments and decrease our revenue. It can be hard to cost-effectively increase our production output rapidly, and we can experience yield loss and excess material scrap, which can increase our cost of goods sold and harm our profitability. Also, if we do not have sufficient demand for our PIC-based products our cost of goods sold can increase as the fixed costs of our fabrication facilities are spread over lower production. For example, in the fourth quarter of 2012, we experienced such increased costs with one of our high speed products and one of our wafer fabrication facilities. These higher costs continued in the first quarter of 2013 and are expected to continue through the remainder of 2013 and into 2014, and could re-occur due to these or other reasons, in the future.

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

Our future success as a provider of modules and subsystems to leading network equipment vendors depends on their continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including mobile video and data services, wireless 4G/LTE services, HD and 3D video, music, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless network-attached devices, including smartphones, laptops, netbooks, tablet computers, PCs, e-readers, televisions and gaming devices that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high-speed communications networks and the ability of network equipment vendors to meet this demand. Growth in demand for communications networks is limited by several factors, including an evolving regulatory environment and uncertainty regarding long-term sustainable business models. We cannot be certain that demand for bandwidth-intensive content will continue to grow in the future. If expectations for growth of communications networks and bandwidth consumption are not realized and investment in communications networks does not grow as anticipated, our business could be harmed.

We depend upon outside contract manufacturers for a portion of the manufacturing process for some of our products. Our operations and revenue related to these products could be adversely affected if we encounter problems with this contract manufacturer.

Almost all of our products are manufactured internally. However we also rely upon contract manufacturers in China, Japan and other Asia locations to produce the finished portion of a few of our products. Our reliance on contract manufacturers for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality/controls and costs. If one of our contract manufacturers is unable to meet all of our customer demand in a timely fashion, this could have a material adverse effect on the revenue from our products. If the contract manufacturer for one of our products were unable or unwilling to manufacture such product in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to our internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products would require us to reduce our supply of products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these products and cause us to forego potential revenue opportunities.

Our revenues and costs will fluctuate over time, making it difficult to predict our future results of operations.

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

In recent years, we have experienced significant growth through, among other things, internal expansion programs, product development and acquisitions of other businesses and products. Our business has expanded to numerous locations, both foreign and domestic, and as a result become more complex, more demanding of management’s attention and subject to new laws and regulations. If we fail to comply with new laws and regulations related to the expansion of our business, our business could suffer.

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

*We have pursued and may continue to pursue acquisitions. Acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

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

•	difficulties in realizing our expectations for the financial performance of the target company;

•	difficulties in supporting and transitioning customers, if any, of the target company;

•	difficulties in managing and integrating different cultures with respect to our international acquisitions;

•	dependence or reliance on subcontractors or suppliers to the acquired company that may not have been fully qualified or evaluated for their position in supplying the acquired company previously;

•	diversion of financial and management resources from existing operations;

•	incurring debt to provide capital for any cash-based acquisitions;

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

•

issues arising from weaknesses or deficiencies in internal controls over financial reporting for acquired businesses that were not previously subject to internal control requirement of a U.S. public company;

•	in the event of international acquisitions, risks associated with accounting and business practices that are different from applicable U.S. practices and requirements; and

•	dilutive effect on our stock as a result of any equity-based acquisitions.

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

In connection with our acquisitions of Santur and OCU, we have integrated the commercial operations and personnel from these acquisitions into our existing infrastructure. If there are unexpected difficulties that result from these integration actions, the anticipated benefits of the transaction may not be realized or may take longer to realize than expected. The anticipated benefits of the acquisition could be materially reduced by a number of factors, including the following:

•	the future revenue and gross margins of the acquired products may be materially different from those we originally anticipated;

•	we could incur material unanticipated expenses;

•	acquired products may not achieve the performance levels or specifications required by our customers;

•	claims or lawsuits may arise from the acquisition transaction or from their previous business operations;

•	we may experience difficulties in managing inventory and other operational processes in facilities that we acquire or lease as a result of the acquisitions;

•

we may experience difficulties in implementing effective internal controls over financial reporting as part of our integration actions, particularly since neither of these businesses historically were subject as a stand-alone entity to the internal control requirements of a U.S. public company;

•	potential growth, expected financial results, perceived synergies and anticipated opportunities may not be realized through the ongoing integration actions;

•	we may face competition from existing customers as well as new competitors;

•	some existing customers of OCU may view our larger company as a competitor, and therefore may reduce or end their purchases of OCU products for competitive reasons;

•	Japanese customers of OCU, who had previously been buying from OCU as a Japanese supplier, could choose to find another Japanese supplier rather than buying products from a U.S.-headquartered company;

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

In connection with our raising capital in an April 2012 private placement of common stock, we have established a wholly-owned subsidiary and company operations in the Russian Federation. The establishment of successful operations in the Russian Federation will require capital expenditure over the next two years, and will be in part dependent on the cooperation of the Russian government and other third parties. If there are delays in our efforts to establish operations in the Russian Federation, the anticipated benefits of our Russian expansion may not be realized or may take longer to realize than expected. The anticipated benefits of our Russian expansion could be materially reduced by a number of factors, including the following:

•	the future revenue and gross margins of products produced in the Russian Federation may be materially different from those we originally anticipated;

•	we could incur material unanticipated expenses; and

•	we could have difficulty managing a business in the Russian Federation, where we did not previously have a material business presence.

In addition, in connection with the private placement transaction, we entered into a rights agreement with the sponsoring investor. Pursuant to the rights agreement, we have agreed to make a $30.0 million investment towards our Russian operations.  We are required to satisfy this investment obligation by July 31, 2014, or, in the event we have not recorded aggregate revenue from sales of our products in the Russian Federation of at least $26.8 million during the period beginning July 1, 2012 and ending June 30, 2014, then by March 31, 2015. We expect the date for achievement of the investment obligation will be extended to March 31, 2015. Pursuant to the rights agreement, failure to perform the investment obligation by the deadline will result in an obligation to pay damages to the investor in the amount of $5.0 million.

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

We are exposed to foreign exchange risks. Foreign currency fluctuations may adversely affect our revenue and our costs and expenses, and hence our results of operations. A substantial portion of our business is conducted through our subsidiaries based in China, whose functional currency is the RMB. The value of the RMB against the U.S. dollar and other currencies fluctuates and is affected by, among other things, changes in political and economic conditions. The People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals. Since July 21, 2005, the RMB has no longer been pegged solely to the value of the U.S. dollar. Instead, the RMB is now pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 1.0% each day (which may further widen in the future). This change in policy has resulted in approximately 31% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2012. In the long term, the RMB may appreciate or depreciate significantly in value against the U.S. dollar, depending upon the fluctuation of the basket of currencies against which it is currently valued, or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the RMB against the U.S. dollar.

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

We also transact in other currencies that have had historical volatility, including Japanese Yen and Russian Rubles. Following our acquisition of OCU in 2013, the number and volume of our transactions in Japanese Yen has grown significantly, thus increasing our exposure to potential volatility in this currency. Fluctuations in the exchange rates of these currencies may cause us to recognize additional transaction gains or losses which could impact our results of operations. In the first three months of 2013, for example, the Japanese Yen weakened against the U.S. dollar.

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations is based in Shenzhen, China as well as our having additional operations in Japan and Canada. We are also in the process of establishing operations in Russia. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As disclosed in Item 9A of our Annual Report on Form 10-K for year ended December 31, 2012, our management identified a material weakness in our internal control over financial reporting related to the reconciliation of inventory count results to the Company’s accounting records as of December 31, 2012 primarily in our Fremont, California facility which was a former facility of Santur (a company we acquired in 2011).

In the Evaluation of Disclosure Controls and Procedures included in Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal controls over financial reporting related to annual inventory counts and the preparation and review of the consolidated statement of cash flows.

Our Chief Executive Officer and new Chief Financial Officer subsequently concluded that the additional material weaknesses described below also existed as of March 31, 2013.

•

Control Environment — We did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of our transactions and business operations, (ii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with our financial reporting requirements, which resulted in erroneous judgments regarding the proper application of GAAP and (iii) insufficient corporate involvement to identify and resolve errors in recording transactions and financial results at our non-US subsidiaries. This control environment material weakness was exacerbated by our acquisition of NeoPhotonics Semiconductor in March 2013 and contributed to the following additional material weaknesses as well as the material weaknesses described above.

•

Accounting for complex transactions — We did not maintain effective internal controls related to complex transactions, including the acquisition of NeoPhotonics Semiconductor.  Our controls over the accounting, process and procedures for the NeoPhotonics Semiconductor acquisition were not effective to provide reasonable assurance that (i) the business combination accounting identified and considered all known acquired liabilities, (ii) the business combination accounting reflected the appropriate application of GAAP and (iii) there was appropriate review of the purchase price allocation entries recorded in the consolidated financial statements.  This material weakness resulted in the restatement of our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013.

•

Preparation and review of consolidated financial statements — We did not maintain effective internal control over financial reporting related to the preparation and review of our consolidated financial statements.  Specifically, we did not execute controls related to the review of transactions and balances for proper classification in our balance sheets, statements of operations and statements of cash flows.  This material weakness resulted in the restatement and revision of our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013.

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

*If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. Since the year ended December 31, 2011, we have been required to comply with the internal control requirements of the Sarbanes-Oxley Act of 2002. In addition, we may experience difficulties in implementing effective internal controls over financial reporting as part of our integration of Santur and OCU. Santur and OCU were not subject as stand-alone entities to the internal control requirements of a U.S. public company. We could also experience unanticipated additional operating costs in implementing and managing effective internal controls over financing reporting at the former Santur and OCU facilities and operations, which could adversely affect our financial performance.

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

We have lending arrangements with several financial institutions, including a revolving credit and term loan agreement with Comerica Bank and East-West Bank in the U.S. and our subsidiaries in China have line of credit arrangements. Our U.S. revolving credit and term loan agreement requires us to maintain certain financial covenants, including a liquidity ratio and a quarterly ratio of funded debt to adjust EBITDA, and restricts our ability to take certain actions such as incurring additional debt, paying dividends, or engaging in certain transactions like mergers and acquisitions, investments and asset sales. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under our U.S. revolving credit and term loan agreement with Comerica Bank and East-West Bank are secured by substantially all of our assets other than intellectual property assets, which limits our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

We became a public reporting company in February 2011. As a public company, we incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the New York Stock Exchange, or NYSE, imposes additional requirements on public companies, including specific corporate governance practices. For example, the listing requirements of the NYSE require that we satisfy certain corporate governance requirements relating to independent directors, audit and compensation committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial additional costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

In August 2012, the U.S. Securities and Exchange Commission adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding reporting obligations for the use of conflict minerals originating in the Democratic Republic of the Congo and adjoining countries, and beginning on January 1, 2013, we became subject to these reporting obligations. In connection with these requirements, we have been contacted by several customers and suppliers regarding the new conflict mineral rules and reporting obligations and continue to work with these customers and suppliers to implement any necessary or requested compliance programs. As a result of these new rules, our results in operations may suffer for a variety of reasons, including:

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

*We are subject to environmental, health and safety laws and regulations, which could subject us to liabilities, increase our costs, or restrict our business or operations in the future.

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

The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China’s economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. Moreover, the laws, regulations and legal requirements in China, including the laws that apply to foreign-invested enterprises are relatively new and are subject to frequent changes. The interpretation and enforcement of such laws is uncertain. Any adverse changes to these laws, regulations and legal requirements, including tax laws, or their interpretation or enforcement, or the creation of new laws or regulations relating to our business, could have a material adverse effect on our business. For example, the Chinese government’s recent crackdown on alleged price fixing and bribery of local officials by multinational companies could signal a broad trend toward elevated scrutiny of foreign corporations operating in the country.

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

Chinese foreign exchange regulations require Chinese residents and corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. These regulations apply to our stockholders who are Chinese residents and may apply to any offshore acquisitions that we make in the future. Pursuant to these foreign exchange regulations, Chinese residents who make, or have previously made, direct or indirect investments in offshore companies, will be required to register those investments. In addition, any Chinese resident who is a direct or indirect stockholder of an offshore company is required to file or update the registration with the local branch of SAFE, with respect to that offshore company, including any material change involving its round-trip investment, capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment or creation of any security interest. If any Chinese stockholder fails to make the required SAFE registration or file or update the registration, subsidiaries in China of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their subsidiaries in China. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under Chinese laws for evasion of applicable foreign exchange restrictions. We cannot provide any assurances that all of our stockholders who are Chinese residents have made or obtained, or will make or obtain, any applicable registrations or approvals required by these foreign exchange regulations. The failure or inability of our stockholders in China to comply with the required registration procedures may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our Chinese subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans. Moreover, because of the uncertainties in the interpretation and implementation of these foreign exchange regulations, we cannot predict how they will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a domestic company in China, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by these foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

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

The State Administration of Taxation has issued several circulars concerning employee stock options. Under these circulars, our Chinese employees (which could include both employees in China and expatriate employees subject to individual income tax in China) who exercise stock options will be subject to individual income tax in China. Our subsidiaries in China have obligations to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. However, since there was not yet a clear regulation on how and whether Chinese employees could exercise stock options granted by overseas private companies and how Chinese employers shall withhold and pay individual taxes, the relevant tax authority verbally advised us that due to the difficulty in determining the fair market value of our shares as a private company, we did not need to withhold and pay the individual income tax for the exercises until after we completed our initial public offering in February 2011. Thus, we have not withheld or paid the individual income tax for the option exercises through the date of our initial public offering. However, we cannot be assured that the Chinese tax authorities will not act otherwise and request us to pay the individual income tax immediately and impose sanctions on us.

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

From time to time, the Chinese government has implemented requirements to increase the minimum wage for employees in China. These requirements have resulted in the past, and may result in the future, in higher employee costs for our personnel in China. Minimum wage rates generally vary by city and province within China and have historically increased as much as 20% on an annual basis. We were required to increase wages to comply with these requirements and it may be necessary for us to increase wages more than the minimum wage adjustment requires due to market conditions or additional government mandates. If labor costs in China continue to increase, our gross margins, profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with personnel costs or manufacturing in traditionally higher cost countries may be diminished. These newly introduced laws and regulations may materially increase the costs of our operations in China.

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

We are subject to the Foreign Corrupt Practice Act of 1977, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make significant sales in China. China also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents or distributors, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

As of April 30, 2013, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 54% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

NeoPhotonics Corporation

Date: April 9, 2014	By:	/S/ CLYDE RAYMOND WALLIN
Clyde Raymond Wallin
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