Form 10-Q/A
period 2013-06-30
NEOPHOTONICS CORP
filed 2014-04-09
CIK 1227025

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

Explanatory Note

NeoPhotonics Corporation (the “Company”), is filing this Amendment No. 1 (“Amendment”) to its Quarterly Report on Form 10-Q to restate and amend the Company’s previously issued and unaudited interim financial statements and related financial information as of June 30, 2013 and for the three and six months ended June 30, 2013, which was originally filed with the Securities and Exchange Commission on August 8, 2013.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2013, the Company determined that its unaudited condensed consolidated financial statements for the six months ended June 30, 2013 contained an error related to its accounting for a real estate registration tax which was incorrectly reflected as a component of the property, plant and equipment acquired as part of the purchase of NeoPhotonics Semiconductor (formerly the Optical Component Unit of LAPIS Semiconductor).  In addition, the Company has made other corrections related to the purchase of NeoPhotonics Semiconductor, classification of certain amounts and other corrections, all of which were discovered during the close of its September 30, 2013 accounting records. For further information regarding the restatement, see Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Because of the corrections described above, management re-evaluated the Company’s control environment and concluded that additional material weaknesses existed at June 30, 2013 as more fully described in Item 4 “Controls and Procedures” in this Amendment.

Consistent with the information described above, the Company has revised the following items in this Amendment:

Part I

Item 1 – Condensed Consolidated Financial Statements

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

Except to the extent described above and set forth herein, the items and other disclosures in the Form 10-Q initially filed on August 8, 2013 are unchanged and this Amendment does not reflect any events that have occurred after the initial Form 10-Q was filed. Accordingly, this Amendment should be read in conjunction with the Company’s initial Form 10-Q and the Company’s subsequent filings with the United States Securities and Exchange Commission.

In light of the restatement, readers should not rely on the Company’s previously filed financial statements as of and for the three and six month periods ended June 30, 2013.

NEOPHOTONICS CORPORATION

For the Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(In thousands, except share and per share data)	June 30, 2013 Restated and Revised, see Notes 2 and 7	December 31, 2012 Revised, see Note 2
ASSETS
Current assets:
Cash and cash equivalents	$37,558	$36,940
Short-term investments	36,874	64,301
Restricted cash	1,813	2,626
Accounts receivable, net of allowance for doubtful accounts	72,998	70,354
Inventories	58,227	43,793
Prepaid expenses and other current assets	8,863	7,630
Total current assets	216,333	225,644
Long-term investments	355	188
Property, plant and equipment, net	70,761	54,440
Other intangible assets, net	17,362	14,213
Other long-term assets	1,318	1,147
Total assets	$306,129	$295,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,894	$36,308
Notes payable	9,041	12,003
Current portion of long-term debt	8,785	5,000
Accrued and other current liabilities	20,530	19,959
Total current liabilities	82,250	73,270
Long-term debt, net of current portion	28,070	17,167
Deferred income tax liabilities	664	653
Other noncurrent liabilities	7,882	1,862
Total liabilities	118,866	92,952

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0025 par value
At June 30, 2013 and December 31, 2012: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value
At June 30, 2013: 100,000,000 shares authorized, 30,971,280 shares issued and outstanding; At December 31, 2012: 100,000,000 shares authorized, 30,546,155 shares issued and outstanding	77	76
Additional paid-in capital	443,157	438,858
Accumulated other comprehensive income	12,636	11,829
Accumulated deficit	(268,607)	(248,083)
Total stockholders’ equity	187,263	202,680
Total liabilities and stockholders’ equity	$306,129	$295,632

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2013 Restated and Revised, see Notes 2 and 7	2012	2013 Restated and Revised, see Notes 2 and 7	2012
Revenue	$74,990	$63,025	$131,053	$117,248
Cost of goods sold	59,389	47,837	103,695	90,654
Gross profit	15,601	15,188	27,358	26,594
Operating expenses:
Research and development	11,087	9,322	20,794	19,860
Sales and marketing	3,349	3,406	6,935	6,429
General and administrative	7,889	6,409	13,273	13,140
Acquisition-related transaction costs	681	312	5,191	706
Amortization of purchased intangible assets	426	321	747	675
Adjustment to fair value of contingent consideration	—	(1,303)	—	604
Total operating expenses	23,432	18,467	46,940	41,414
Loss from operations	(7,831)	(3,279)	(19,582)	(14,820)
Interest income	72	145	203	277
Interest expense	(342)	(145)	(505)	(299)
Other expense, net	(273)	—	(547)	(275)
Total interest and other expense, net	(543)	—	(849)	(297)
Loss before income taxes	(8,374)	(3,279)	(20,431)	(15,117)
Benefit (provision) for income taxes	90	(377)	(93)	(317)
Loss from continuing operations	(8,284)	(3,656)	(20,524)	(15,434)
Income from discontinued operations, net of tax (including gain on disposal of $636, net of tax, for the six months ended June 30, 2012)	—	—	—	170
Net loss	$(8,284)	$(3,656)	$(20,524)	$(15,264)
Basic and diluted net loss per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$(0.27)	$(0.13)	$(0.67)	$(0.58)
Discontinued operations	$—	$—	$—	$0.01
Net loss	$(0.27)	$(0.13)	$(0.67)	$(0.57)
Weighted average shares used to compute net loss per share attributable to NeoPhotonics Corporation common stockholders:
Basic and diluted	30,779,730	28,402,929	30,677,449	26,636,807

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013 Restated and Revised, see Notes 2 and 7	2012	2013 Restated and Revised, see Notes 2 and 7	2012
Net loss	$(8,284)	$(3,656)	$(20,524)	$(15,264)
Foreign currency translation adjustments	689	(472)	861	(347)
Unrealized gains (losses) on investments, net of tax of $0	(35)	(60)	(54)	236
Comprehensive loss	$(7,630)	$(4,188)	$(19,717)	$(15,375)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2013 Restated and Revised, see Notes 2 and 7	2012
Cash flows from operating activities
Net loss	$(20,524)	$(15,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,512	9,827
Stock-based compensation expense	2,675	2,153
Deferred taxes	(6)	387
Amortization of premiums and discounts on investments	669	386
Gain on sale of discontinued operations	—	(750)
Allowance for doubtful accounts	(144)	93
Write-down of inventories	849	2,931
Others	465	82
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,766)	(6,771)
Inventories	(1,577)	(8,081)
Prepaid expenses and other current assets	47	(1,303)
Accounts payable	2,308	3,763
Acquisition-related transaction costs	3,282	—
Accrued and other liabilities	104	733
Net cash used in operating activities	(4,106)	(11,814)

Cash flows from investing activities
Purchase of property, plant and equipment	(10,545)	(4,965)
Proceeds from disposition of property, plant and equipment	92	—
Purchase of marketable securities	(48,771)	(112,773)
Proceeds from sale of marketable securities	35,247	53,294
Proceeds from maturity of securities	40,255	29,532
Decrease in restricted cash	859	647
Acquisition, net of cash acquired	(14,979)	—
Proceeds received on sale of discontinued operations, net of tax	—	1,825
Net cash provided by (used in) investing activities	2,158	(32,440)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	39,636
Proceeds from exercise of stock options	572	188
Proceeds from issuance of stock under ESPP	1,162	923
Proceeds from bank loans	26,443	—
Repayment of bank loans	(22,360)	(2,500)
Proceeds from issuance of notes payable	9,471	12,759
Repayment of notes payable	(12,661)	(16,064)
Net cash provided by financing activities	2,627	34,942
Effect of exchange rates on cash and cash equivalents	(61)	56
Net increase (decrease) in cash and cash equivalents	618	(9,256)
Cash and cash equivalents at the beginning of the period	36,940	32,485
Cash and cash equivalents at the end of the period	$37,558	$23,229
Supplemental disclosure of noncash investing and financing activities:
Issuance of notes to the seller of acquired business	$11,130	$—

See accompanying Notes to Condensed Consolidated Financial Statements

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

Note 2. Restatement and Revision of unaudited condensed consolidated financial statements

The Company has restated and revised its June 30, 2013 unaudited condensed consolidated financial statements as described below.

The effects of the restatement and revisions on the condensed consolidated balance sheet as of June 30, 2013 are summarized in the following table:

	June 30, 2013 (In thousands, except per share data)
	Previously Reported	Corrections	Penalty Payment Derivative	Revision for Measurement Period Adjustments	Restated and Revised
ASSETS
Current assets:
Cash and cash equivalents	$37,857	$(299)	$—	$—	$37,558
Short-term investments	36,874	—	—	—	36,874
Restricted cash	1,813	—	—	—	1,813
Accounts receivable, net of allowance for doubtful accounts	72,998	—	—	—	72,998
Inventories	64,164	(15)	—	(5,922)	58,227
Prepaid expenses and other current assets	6,684	306	—	1,873	8,863
Total current assets	220,390	(8)	—	(4,049)	216,333
Long-term investments	355	—	—	—	355
Property, plant and equipment, net	65,886	2,045	—	2,830	70,761
Goodwill	2,084	(2,084)	—	—	—
Other intangible assets, net	15,926	(62)	—	1,498	17,362
Other long-term assets	3,586	(2,274)	—	6	1,318
Total assets	$308,227	$(2,383)	$—	$285	$306,129

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,115	$(221)	$—	$—	$43,894
Notes payable	9,041	—	—	—	9,041
Current portion of long-term debt	10,535	(1,750)	—	—	8,785
Accrued and other current liabilities	19,708	811	—	11	20,530
Total current liabilities	83,399	(1,160)	—	11	82,250
Long-term debt, net of current portion	26,320	1,750	—	—	28,070
Deferred income tax liabilities	664	—	—	—	664
Other noncurrent liabilities	10,030	(2,293)	138	7	7,882
Total liabilities	120,413	(1,703)	138	18	118,866

Redeemable common stock	5,000	—	(5,000)	—	—

Stockholders’ equity:
Preferred stock, $0.0025 par value	—	—	—	—	—
Common stock, $0.0025 par value	77	—	—	—	77
Additional paid-in capital	438,295	—	4,862	—	443,157
Accumulated other comprehensive income	12,521	74	—	41	12,636
Accumulated deficit	(268,079)	(754)	—	226	(268,607)
Total stockholders’ equity	182,814	(680)	4,862	267	187,263
Total liabilities, redeemable common stock and stockholders’ equity	$308,227	$(2,383)	$—	$285	$306,129

The effects of the restatement and revisions on the condensed consolidated statement of operations for the three months ended June 30, 2013 are summarized in the following table:

	Three Months Ended June 30, 2013 (In thousands, except share and per share information)
	Previously Reported	Corrections	Revision for Measurement Period Adjustments	Restated and Revised
Revenue	$74,990	$—	$—	$74,990
Cost of goods sold	59,805	1	(417)	59,389
Gross profit	15,185	(1)	417	15,601
Operating expenses:
Research and development	11,311	(245)	21	11,087
Sales and marketing	3,369	(20)	—	3,349
General and administrative	8,470	21	79	8,570
Amortization of purchased intangible assets	362	—	64	426
Total operating expenses	23,512	(244)	164	23,432

Loss from operations	(8,327)	243	253	(7,831)
Interest income	72	—	—	72
Interest expense	(342)	—	—	(342)
Other expense, net	(273)	—	—	(273)
Total interest and other expense, net	(543)	—	—	(543)

Loss before income taxes	(8,870)	243	253	(8,374)
Provision for income taxes	(662)		752	90
Net loss	$(9,532)	$243	$1,005	$(8,284)

Basic and diluted net loss per share:
Net loss	$(0.31)			$(0.27)

Weighted average shares used to compute basic and diluted net loss per share	30,779,730			30,779,730

The effects of the restatement and revision on the condensed consolidated statement of comprehensive loss for the three months ended June 30, 2013 are summarized in the following table:

	Three Months Ended June 30, 2013 (In thousands)
	Previously Reported	Corrections	Revision for Measurement Period Adjustments	Restated and Revised
Net loss	$(9,532)	$243	$1,005	$(8,284)
Foreign currency translation adjustments	587	61	41	689
Unrealized loss on investments, net of tax of $0	(35)	—	—	(35)
Comprehensive loss	$(8,980)	$304	$1,046	$(7,630)

The effects of the restatement and revision on the condensed consolidated statement of operations for the six months ended June 30, 2013 are summarized in the following table:

	Six Months Ended June 30, 2013 (In thousands, except share and per share information)
	Previously Reported	Corrections	Revision for Measurement Period Adjustments	Restated and Revised
Revenue	$131,053	$—	$—	$131,053
Cost of goods sold	104,138	(26)	(417)	103,695
Gross profit	26,915	26	417	27,358
Operating expenses:
Research and development	21,018	(245)	21	20,794
Sales and marketing	6,955	(20)	—	6,935
General and administrative	17,340	1,045	79	18,464
Amortization of purchased intangible assets	683	—	64	747
Total operating expenses	45,996	780	164	46,940

Loss from operations	(19,081)	(754)	253	(19,582)

Interest income	203	—	—	203
Interest expense	(505)	—	—	(505)
Other expense, net	(547)	—	—	(547)
Total interest and other expense, net	(849)	—	—	(849)

Loss before income taxes	(19,930)	(754)	253	(20,431)
Provision for income taxes	(66)	—	(27)	(93)
Net loss	$(19,996)	$(754)	$226	$(20,524)

Basic and diluted net loss per share:
Net loss	$(0.65)			$(0.67)

Weighted average shares used to compute basic and diluted net loss per share	30,677,449			30,677,449

The effects of the restatement and revision on the condensed consolidated statement of comprehensive loss for the six months ended June 30, 2013 are summarized in the following table:

	Six Months Ended June 30, 2013 (In thousands)
	Previously Reported	Corrections	Revision for Measurement Period Adjustments	Restated and Revised
Net loss	$(19,996)	$(754)	$226	$(20,524)
Foreign currency translation adjustments	747	73	41	861
Unrealized loss on investments, net of tax of $0	(54)	—	—	(54)
Comprehensive loss	$(19,303)	$(681)	$267	$(19,717)

The effects of the restatement and revisions on the condensed consolidated statement of cash flows for the six months ended June 30, 2013 are summarized in the following table:

	Six Months Ended June 30, 2013 (In thousands)
	Previously Reported	Corrections	Revision for Measurement Period Adjustments	Restated and Revised
Cash flows from operating activities
Net loss	$(19,996)	$(754)	$226	$(20,524)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,769	(546)	289	9,512
Stock-based compensation expense	2,675	—	—	2,675
Deferred taxes	(6)	—	—	(6)
Amortization of premiums and discounts on investments	669	—	—	669
Allowance for doubtful accounts	(144)	—	—	(144)
Write-down of inventories	831	—	18	849
Others	471	—	(6)	465
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,766)	—	—	(1,766)
Inventories	(838)	(187)	(552)	(1,577)
Prepaid expenses and other current assets	(48)	97	(2)	47
Accounts payable	4,346	(2,038)	—	2,308
Acquisition-related transaction costs	2,524	758	—	3,282
Accrued and other liabilities	(2,590)	2,667	27	104
Net cash used in operating activities	(4,103)	(3)	—	(4,106)

Cash flows from investing activities
Purchase of property, plant and equipment	(10,300)	(245)	—	(10,545)
Proceeds from disposition of property, plant and equipment	92	—	—	92
Purchase of marketable securities	(48,771)	—	—	(48,771)
Proceeds from sale of marketable securities	35,247	—	—	35,247
Proceeds from maturity of securities	40,255	—	—	40,255
Decrease in restricted cash	859	—	—	859
Acquisition, net of cash acquired	(14,928)	(51)	—	(14,979)
Net cash provided by (used in) investing activities	2,454	(296)	—	2,158

Cash flows from financing activities
Proceeds from exercise of stock options	572	—	—	572
Proceeds from issuance of stock under ESPP	1,162	—	—	1,162
Proceeds from bank loans	40,000	(13,557)	—	26,443
Repayment of bank loans	(35,917)	13,557	—	(22,360)
Proceeds from issuance of notes payable	9,471	—	—	9,471
Repayment of notes payable	(12,661)	—	—	(12,661)
Net cash provided by financing activities	2,627	—	—	2,627

Effect of exchange rates on cash and cash equivalents	(61)	—	—	(61)
Net increase (decrease) in cash and cash equivalents	917	(299)	—	618
Cash and cash equivalents at the beginning of the period	36,940	—	—	36,940
Cash and cash equivalents at the end of the period	$37,857	$(299)	$—	$37,558

Corrections

Subsequent to the initial filing of its Quarterly Report on Form 10-Q for the period ended June 30, 2013, the Company determined that its condensed consolidated financial statements as of June 30, 2013 and for the three and six months then ended contained  errors requiring restatement.  As further described below, the restatement reflects corrections related to the purchase of NeoPhotonics Semiconductor (formerly the Optical Component Unit of LAPIS Semiconductor), classification of certain amounts and other corrections.  The restatement adjustments include consideration of the related income tax effect.

Purchase Accounting Corrections

The Company has concluded that a real estate registration tax in the amount of $0.5 million was incorrectly allocated to property, plant and equipment acquired as part of the purchase of NeoPhotonics Semiconductor and should have been expensed.  Additionally, the Company identified (i) real estate acquisition tax in the amount of $0.8 million that should have been accrued as an acquisition cost in the six months ended June 30, 2013, (ii) a correction to the estimated fair value of property and equipment that increased property and equipment and reduced goodwill by $2.1 million, (iii) unrecorded liabilities related to warranty obligation adjustments that were omitted at March 31, 2013, resulting in an understatement of current liabilities of $0.1 million at June 30, 2013 and (iv) an overstatement of cost of goods sold of $0.1 million and an overstatement of research and development expenses of $0.2 million for the three and six months ended June 30, 2013. The Company also misclassified payments to Lapis of $0.9 million as cash used in operating activities rather than cash used in investing activities in the statement of cash flows for the six months ended June 30, 2013.

Classification Corrections

The Company has concluded that it incorrectly separately classified a long-term asset related to the pension obligation assumed in the purchase of NeoPhotonics Semiconductor in the amount of $2.1 million that should instead have been netted against the long-term pension liability at June 30, 2013.  Additionally, the Company (i) overstated the current portion of long-term debt by $1.8 million at June 30, 2013, (ii) misclassified $0.3 million of cash held by a service provider as cash and cash equivalents at June 30, 2013 that should have been classified as a prepaid and other asset, (iii) misclassified certain costs between cost of goods sold and operating expenses of $0.1 million and $0.3 million in the three and six months ended June 30, 2013, respectively, and (iv) misclassified $1.7 million between the change in accounts payable and the change in accrued and other liabilities within operating activities and overstated both proceeds from and repayment of bank loans by $13.6 million within financing activities in its condensed consolidated statement of cash flows for the six months ended June 30, 2013.

Other Corrections

The Company concluded that it had incorrectly recorded amounts related to an asset retirement obligation resulting in an overstatement of other long-term liabilities of $0.3 million at June 30, 2013 and had incorrectly recorded certain purchased software maintenance contracts which resulted in an overstatement of property, plant and equipment of $0.2 million at June 30, 2013.  The Company also overstated amounts payable to two vendors, resulting in an overstatement of previously reported cost of goods sold and operating expenses by $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively and understated an accrued expense, resulting in an understatement of operating expenses by $0.1 million for the three and six months ended June 30, 2013.

Penalty Payment Derivative

As further described in Note 11, the Company may be required to pay a $5.0 million penalty if it does not achieve certain performance obligations agreed to in connection with the sale of its common stock in a private placement transaction on April 27, 2012.  The penalty payment was originally classified outside of equity as redeemable common stock at December 31, 2012 and June 30, 2013 since, while the Company intends to meet its performance obligations, it determined the ability to satisfy some of the obligations may be outside of the Company’s control.  The Company has since determined that the $5.0 million penalty payment is an embedded derivative instrument, with the underlying being the performance or nonperformance of meeting its performance obligations by the deadline, and has thus classified $4.9 million of the $5.0 million to additional paid-in capital and the remaining $0.1 million, representing the estimated fair value of the penalty payment derivative, to other noncurrent liabilities at June 30, 2013 and December 31, 2012.  The effect on the Company’s balance sheet at December 31, 2012 for this matter was as follows:

	December 31, 2012
(in thousands)	Previously Reported	As Revised
Other noncurrent liabilities	$1,724	$1,862
Redeemable common stock	5,000	—
Additional paid-in capital	433,996	438,858

Revision for Purchase Price Allocation Measurement Period Adjustments

With the reissuance of the these condensed consolidated financial statements, the Company has revised its June 30, 2013 condensed consolidated balance sheet and its condensed consolidated statements for the three and six months ended June 30, 2013 from amounts previously reported to reflect measurement period adjustments  in the estimated fair value of inventory, property and equipment and other tangible and intangible assets acquired in the purchase of NeoPhotonics Semiconductor.  The changes in estimated fair value resulted from additional information obtained subsequent to the Company’s initial acquisition accounting. The Company also recorded an initial valuation allowance against the NeoPhotonics Semiconductor deferred tax assets as a measurement period adjustment in the three months ended March 31, 2013, rather than during the three months ended June 30, 2013 due to additional information received subsequent to the Company’s initial acquisition accounting.

Notes to Condensed Consolidated Financial Statements

In addition to the above adjustments, there were computational errors in deriving certain footnote amounts included within the Company’s initial Quarterly Report on Form 10-Q.  Those amounts have been corrected herein.

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

Note 5. Cash equivalents and investments and fair value disclosures

Cash equivalents and investments

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents and investments in marketable securities designated as available-for-sale (in thousands):

	As of June 30, 2013					As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$11	$—	$—	$11		$11	$—	$—	$11
Short-term investments
Money market funds	13,098	—	—	13,098		7,259	—	—	7,259
Corporate bonds	13,657	20	(3)	13,674		23,151	43	(1)	23,193
U.S. federal agencies	3,060	1	—	3,061		27,241	10	—	27,251
Foreign bonds and notes	5,245	5	(10)	5,240		4,682	14	—	4,696
Municipal obligations	1,801	—	—	1,801		1,902	—	—	1,902
Total investments in short-term investments	36,861	26	(13)	36,874		64,235	67	(1)	64,301
Total investments	$36,872	$26	$(13)	$36,885	(1)	$64,246	$67	$(1)	$64,312	(1)

(1)	Interest income receivable included in total investments balance was $0.2 million and $0.4 million at June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013 and December 31, 2012, maturities of short-term investments are as follows (in thousands):

	June 30, 2013	December 31, 2012
Less than 1 year	$33,090	$51,861
Due in 1 to 2 years	—	10,550
Due in 2 to 5 years	1,994	—
Due after 5 years	1,801	1,901
Total	$36,885	$64,312

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

Fair value disclosures

The following table sets forth the fair value of the Company’s financial assets as of the dates presented (in thousands):

	As of June 30, 2013				As of December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$13,109	$—	$—	$13,109	$7,270	$—	$—	$7,270
Marketable securities
Corporate bonds	—	13,674	—	13,674	—	23,193	—	23,193
U.S. federal agencies	—	3,061	—	3,061	—	27,251	—	27,251
Foreign bonds and notes	—	5,240	—	5,240	—	4,696	—	4,696
Municipal obligations	—	1,801	—	1,801	—	1,902	—	1,902
	$13,109	$23,776	$—	$36,885	$7,270	$57,042	$—	$64,312

Additionally, the Company’s cash and cash equivalents at June 30, 2013 and December 31, 2012 included time deposits of $6.4 million and $14.7 million, respectively, for which the fair value approximates the carrying amount using inputs classified as level 2 in the fair value hierarchy.

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

Note 6. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Loss from continuing operations	$(8,284)	$(3,656)	$(20,524)	$(15,434)
Income from discontinued operations	—	—	—	170
Net loss	$(8,284)	$(3,656)	$(20,524)	$(15,264)
Denominator:
Weighted average shares used to compute basic and diluted net income (loss) per share	30,779,730	28,402,929	30,677,449	26,636,807

Basic and diluted net income (loss) per share:
Continuing operations	$(0.27)	$(0.13)	$(0.67)	$(0.58)
Discontinued operations	$—	$—	$—	$0.01
Net loss	$(0.27)	$(0.13)	$(0.67)	$(0.57)

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

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive:

	June 30,
	2013	2012
Employee stock options	3,780,345	2,668,630
Restricted stock units	853,129	648,404
Employee stock purchase plan	245,091	269,514
Common stock warrants	4,482	4,482
	4,883,047	3,591,030

Note 7. Business Combination

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

Total consideration for NeoPhotonics Semiconductor was approximately $24.3 million, including cash of $15.0 million paid through June 30, 2013 and notes payable of $11.1 million, partially offset by a net receivable from Lapis of $1.8 million related to a working capital adjustment and certain other payments between the Company and Lapis. The cash of $15.0 million included $2.0 million that was withheld and placed into escrow to cover certain indemnity obligations from the closing date through March 29, 2014. The notes payable of $11.1 million are to be paid in three equal installments on the first, second and third anniversaries of the closing date. Each year an additional amount calculated as 1.5% per year of the unpaid balance of the notes becomes due. LAPIS retains a lien on the land and building sold until the third payment is paid. The purchase price consideration and payment of notes payable are denominated in Japanese Yen.

In connection with the acquisition, the Company incurred approximately $5.2 million in acquisition-related transaction costs in the six months ended June 30, 2013 related to investment banking, legal, accounting and other professional services and fees and transfer and acquisition taxes related to real property acquired. The acquisition costs were expensed as incurred and were included in operating expenses in the Company’s consolidated statement of operations.

The results of operations of NeoPhotonics Semiconductor and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of the acquisition. For the three and six months ended June 30, 2013, NeoPhotonics Semiconductor‘s contribution to total revenues was $11.4 million. The portion of total expenses and net loss associated with NeoPhotonics Semiconductor cannot be separately identified due to the integration with our operations.

Assets Acquired and Liabilities Assumed

The Company accounted for its acquisition of the NeoPhotonics Semiconductor assets and assumed liabilities as a business combination. NeoPhotonics Semiconductor’s tangible and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the acquisition. After consideration of the purchase accounting corrections (see Note 2), the estimated fair values of the identifiable assets acquired and liabilities assumed approximated the purchase price; therefore, no goodwill was recorded.

During the quarter ended September 30, 2013 the Company updated its initial preliminary fair value assessment and has reflected the resulting measurement period adjustments as Revisions in these condensed consolidated financial statements.  These adjustments were based on additional information received subsequent to the Company’s initial assessment that had a significant impact on a number of assumptions, including those related to inventory obsolescence, gross margin and working capital.  The adjustments, net of amortization, included a decrease in the fair value of inventory of $5.9 million and increases in the fair value of property, plant and equipment of $2.8 million and customer relationships of $1.5 million.

The following table summarizes the acquisition accounting and the tangible and intangible assets acquired as of the date of acquisition and subsequent adjustments (in thousands):

Total purchase consideration:
Cash paid through June 30, 2013	$14,979
Net receivable from Lapis	(1,851)
Notes payable	11,130
$24,258

Liabilities assumed:

Pension and retirement obligations	$6,471
Other compensation-related liabilities	1,083
Other current liabilities	1,265
$8,819

Fair value of assets acquired:
Inventory	$13,309
Other current assets	35
Land, property, plant and equipment(1)	14,433
Intangible assets acquired:
Developed technology	2,120
Customer relationships	3,180
$33,077
(1)	Includes land of $3.5 million, buildings of $3.9 million and machinery, equipment, furniture and fixtures of $7.0 million.

The approach for measuring the fair value of the assets acquired and liabilities assumed is described below:

Net Tangible Assets

NeoPhotonics Semiconductor’s tangible assets acquired and liabilities assumed as of March 29, 2013 were recorded at estimated fair value with the exception of the pension and retirement obligations. The Company estimated fair value by adjusting NeoPhotonics Semiconductor’s historical value of property, plant and equipment to an estimate of depreciated replacement cost, adjusted for economic obsolescence. The Company depreciates property, plant and equipment over estimated lives of 2 to 10 years, and records the expense to cost of goods sold and operating expense. The fair value of inventory acquired was determined using a net realizable value approach based upon the expected sales value of the inventory, less any costs to complete and selling costs along with a reasonable profit margin based on historical and expected results. The fair value of accrued liabilities approximated the amounts due under the arrangements with employees and vendors due to short maturity. Pensions and retirement obligations are recorded to the extent the projected benefit obligation exceeded the fair value of the plan assets estimated as of March 29, 2013. The projected benefit obligation is measured at the actuarial present value of all benefits attributed by the plan's benefit formula to employee service rendered before March 29, 2013.

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

Pro Forma Financial Information (unaudited)

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation and OCU for the three and six months ended June 30, 2013 and June 30, 2012 as if the acquisition had been completed at the beginning of fiscal 2012. The pro forma financial information includes adjustments to reflect one time charges and amortization of fair value adjustments in the appropriate pro forma periods as though the companies were combined as of the beginning of 2012. These adjustments include:

•

Elimination of OCU’s revenues and cost of goods sold on sales to the Company.   Revenues were reduced by $1.0 million and $1.4 million for the three months and six months ended June 30, 2012, respectively, and were reduced $1.9 million in the six months ended June 30, 2013. Cost of goods sold was reduced by $0.9 million and $1.1 million for the three and six months ended June 30, 2012, respectively, and was reduced by $1.8 million for the six months ended June 30, 2013.

•

Increase in cost of goods sold by $1.4 million and $4.0 million in the three and six months ended June 30, 2012 and decrease in cost of goods sold by $2.1 million in the three and six months ended June 30, 2013 due to a change in the value of inventory as a result of acquisition accounting.

•

Addition of $0.2 million and $0.8 million of acquisition costs in the three and six months ended June 30, 2012 and elimination of $0.7 million and $5.2 million of acquisition costs in the three and six months ended June 30, 2013.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$74,990	$78,805	$143,744	$146,342
Net loss	$(5,519)	$(2,283)	$(10,796)	$(14,321)
Basic and diluted net loss per share	$(0.18)	$(0.08)	$(0.35)	$(0.54)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented, nor does it intend to be a projection of future results.

Note 8. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Accounts receivable	$68,265	$66,338
Trade notes receivable	5,457	4,979
Allowance for doubtful accounts	(724)	(963)
	$72,998	$70,354

Inventories

Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$22,532	$20,520
Work in process	19,350	8,603
Finished goods (1)	16,345	14,670
	$58,227	$43,793

(1)	Finished goods inventory at offsite managed inventory locations was $4.4 million and $4.5 million as of June 30, 2013 and December 31, 2012, respectively.

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	June 30, 2013			December 31, 2012
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$34,456	$(24,399)	$10,057	$32,176	$(22,869)	$9,307
Customer relationships	15,083	(8,917)	6,166	11,898	(8,148)	3,750
Leasehold interest	1,386	(247)	1,139	1,355	(241)	1,114
Noncompete agreements	950	(950)	—	950	(908)	42
	$51,875	$(34,513)	$17,362	$46,379	$(32,166)	$14,213

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$772	$616	$1,200	$1,214
Operating expenses	426	321	747	675
Total	$1,198	$937	$1,947	$1,889

The estimated future amortization expense of purchased intangible assets as of June 30, 2013, is as follows (in thousands):

2013 (remaining 6 months)	$2,169
2014	4,456
2015	4,440
2016	3,694
2017	841
Thereafter	1,762
$17,362

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Employee-related	$9,935	$12,293
Other	10,595	7,666
	$20,530	$19,959

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Employee-related	$6,396	$188
Payment penalty derivative (Note 11)	138	138
Other	1,348	1,536
	$7,882	$1,862

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

The table below summarizes the movement in the warranty accrual (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$1,184	$1,215	$1,072	$1,443
Warranty accruals	408	134	434	153
Settlements and adjustments	(131)	(51)	(45)	(298)
Ending balance	$1,461	$1,298	$1,461	$1,298

Note 9. Debt

The Company records debt at its carrying amount. The Company uses a market approach to determine fair value, which results in a Level 2 fair value measurement. The following table provides the components of debt, obligations, weighted average interest rate and additional fair value information relating to the Company’s outstanding debt instruments (in thousands, except percentages):

	June 30, 2013			December 31, 2012
	Carrying Amount	Fair Value	Weighted Average Interest Rate	Carrying Amount	Fair Value	Weighted Average Interest Rate
Notes payable	$9,041	$9,041		$12,003	$12,003
Notes payable related to OCU acquisition	3,535	3,535	1.50%	—	—
Short-term debt	5,250	5,250	2.94%	5,000	4,892	2.20%
Total short-term debt	$8,785	$8,785		$5,000	$4,892
Long-term notes payable related to OCU acquisition	7,070	7,070	1.50%	0	0
Long-term debt	21,000	21,000	2.94%	17,167	16,336	2.20%
Total long-term debt	$28,070	$28,070		$17,167	$16,336

Notes payable

The Company frequently directs its banking partners to issue notes payable to its suppliers in China in exchange for accounts payable. These banks issue notes to vendors and issue payment to the vendors upon redemption. The Company owes the payable balance to the issuing bank. These notes are unsecured, noninterest bearing and are due approximately six months after issuance. As a condition of the notes payable lending arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by its subsidiaries in China.  These balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.  As of June 30, 2013, restricted cash totaled $1.8 million.

Notes payable for NeoPhotonics Semiconductor acquisition

In connection with the acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company is obligated to pay 1,050 million Japanese Yen in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by the NeoPhotonics Semiconductor. The payment is denominated in Japanese Yen. The amount presented in the table is the short-term portion of $3.5 million and the long-term portion of $7.1 million. The obligation bears interest at 1.5% per year and the real estate property is security for the loan.

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

On March 21, 2013, the Company amended and restated in its entirety Loan and Security Agreement with the same bank and added East-West Bank as a lender. The components of the available credit facilities as of June 30, 2013 are as follows:

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

In connection with the original loan and security agreement in 2007, the Company issued a warrant to Comerica Bank to purchase 4,482 shares of common stock at an exercise price of $29.00 per share. As of June 30, 2013 the warrant had not been exercised.

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

The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Obligation and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other income (expense). The change in fair value of the Penalty Payment derivative from April 27, 2012 to December 31, 2012 and to June 30, 2013 was not significant.

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

Stock options and restricted stock units

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2013:

		Stock Options		Restricted Stock Units
	Shares available for grant	Number of shares	Weighted average exercise price	Number of units	Weighted average grant date fair value
Balance at December 31, 2012	382,668	2,773,887	$5.87	924,823	$5.84
Authorized for issuance	2,569,115	—	—	—	—
Granted	(1,195,170)	1,164,130	5.20	31,040	7.16
Exercised/Converted	—	(120,697)	4.74	(54,634)	5.80
Forfeited	81,424	(36,975)	8.75	(48,100)	5.90
Balance at June 30, 2013	1,838,037	3,780,345	$5.67	853,129	$5.87

The following table summarizes information about stock options outstanding as of June 30, 2013:

	Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Vested and expected to vest	3,289,893	$5.74	6.87	$10,682
Exercisable	1,885,353	$5.74	5.39	$6,380

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

Stock appreciation units

The following table summarizes the Company’s stock appreciation unit activity during the six months ended June 30, 2013:

	Stock Appreciation Units	Weighted average exercise price
Stock appreciation units outstanding as of December 31, 2012	212,534	$7.07
Stock appreciation units granted	250,000	5.11
Stock appreciation units cancelled	(14,244)	8.28
Stock appreciation units exercised	(5,746)	4.42
Stock appreciation units outstanding as of June 30, 2013	442,544	$5.96

The following table summarizes information about stock appreciation units outstanding as of June 30, 2013:

	Stock Appreciation Units Outstanding
	Number of units	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Vested and expected to vest	337,924	$6.22	7.43	$1,033
Exercisable	173,824	$6.81	5.78	$496

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

Note 12. Stock-based compensation

Stock-based compensation expense

The Company’s total stock-based compensation expense was recorded as follows (in thousands):

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

On December 12, 2012, the Company granted 1,060,000 shares of stock options to key employees subject to an increase in the shares available to be granted which was approved by our stockholders at our Annual Meeting on June 11, 2013. These shares will vest during the term if the average closing price of the Company’s common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share and recipient remains in continuous service with the Company through such period, or fully accelerate and vest on the seventh anniversary of the grant date. The Company determined that the grant date for these performance options was June 11, 2013 for accounting purposes. The Company estimated the fair value of performance shares of $5.97 for the three months ended June 30, 2013 using a Monte Carlo simulation model on the date of grant with the assumptions discussed above. The Company recorded $28,000 of compensation expense for these options in the second quarter of 2013.

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

The Company granted 250,000 shares of stock appreciation units to key employees on June 11, 2013. These shares will vest during the term of the average closing price of the Company’s common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share and recipient remains in Continuous Service with the Company through such period, or fully accelerate and vest on the seventh anniversary of the grant date. The Company estimated the fair value of performance shares of $6.47 for the three months ended June 30, 2013 using a Monte Carlo simulation model on the date of grant with the assumptions discussed above. The Company recorded $13,000 of compensation expense for these stock appreciation units in the second quarter of 2013.

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

Note 13. Income taxes

The Company’s income tax expense for the three and six months ended June 30, 2013 is primarily related to income taxes of the Company’s non-U.S. operations. The Company recorded an income tax benefit of $0.1 million and an income tax provision of $0.1 million for the three and six months ended June 30, 2013, as compared to an income tax provision of $0.4 million and $0.3 million for the three and six months ended June 30, 2012, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Benefit (provision) for income taxes	$90	$(377)	$(93)	$(317)

The Company’s income tax benefit for the three months ended June 30, 2013, was primarily due to a decrease in the year-to-date pretax book income related to the Company’s non-US operations. The Company’s income tax expense for the six months ended June 30, 2013 and for the three and six months ended June 30, 2012 was primarily related to income taxes of the Company’s non-U.S. operations.

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

Due to historic losses in the U.S., the Company has a full valuation allowance on the U.S. federal and state deferred tax assets. The Company also maintained a full valuation allowance for the deferred tax assets of the Company’s NeoPhotonics Semiconductor subsidiary as it was determined that the deferred tax assets are not more likely than not to be realized. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

As of June 30, 2013, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2012.

Note 14. Pension

Japan Defined Benefit Plans

In connection with the Company’s acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company assumed funding responsibility for two defined benefit plans held and administered by Lapis that provide retirement benefits to its employees in Japan. Under the defined benefit plans in Japan, the Company calculates benefits based on an employee’s individual grade level, years of service and performance. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. Partially offsetting this liability is a $1.9 million receivable equal to the value of the plan assets that will be transferred by LAPIS once NeoPhotonics Semiconductor establishes its own pension plan. As of June 30, 2013 the Company recorded $8.1 million for total pension liabilities. Including the $1.9 million receivable due from LAPIS, the net pension liability was $6.2 million with anticipated outflows as follows (in thousands):

2013 (remaining 6 months)	$102
2014	401
2015	193
2016	626
2017	843
Thereafter	3,989

$6,154

The net periodic pension costs totaled $97,000 for the three month and six month periods ended June 30, 2013. Net periodic pension costs for the three month and six month periods ended June 30, 2013 included the following (in thousands):

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

Note 15. Restructuring Charges

In the first quarter of 2013, the Company exited and closed one facility at its headquarters location to align its facilities usage with its current size. As a result, the Company recorded a restructuring charge related to the facility impairment of approximately $0.3 million. As of June 30, 2013, the remaining balance of this restructuring obligation was $0.3 million, which the Company expects to pay through 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A for the period ended June 30, 2013 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q/A for the period ended June 30, 2013 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q/A for the period ended June 30, 2013 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

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

Restatement and Revision

As discussed in Notes 2 and 7 of the Notes to the Condensed Consolidated Financial Statements, we have restated and revised our previously issued condensed consolidated financial statements for the three and six months ended June 30, 2013 and our balance sheet as of December 31, 2012; accordingly, this Management's Discussion and Analysis of Financial Condition and Results of Operations has been adjusted for the effects of the restatement and revision.

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

On April 27, 2012, we issued and sold approximately 4.97 million shares of our common stock in a private placement transaction at a price of $8.00 per share for a gross amount of approximately $39.8 million. We intend to use the amount received for general corporate purposes. The shares of common stock are restricted from transfer pursuant to a lockup agreement for up to two years, at the end of which we are obligated to file one or more registration statements covering the potential resale of the shares of common stock. Because we did not timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2013  and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we are currently ineligible to file the required registration statement on Form S-3 within the original time frame and have requested an extension from the purchaser. In connection with this private placement transaction, we agreed to certain performance obligations, including establishing a wholly-owned subsidiary in the Russian Federation and making a $30.0 million investment commitment towards the Company’s Russian operations. See—Liquidity and Capital Resources, Contractual Obligations and Commitments and Note 11 to the Condensed Consolidated Financial Statements.

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

Total revenue increased by $12.0 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, representing a 19% increase. Total revenue increased by $13.8 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, representing a 12% increase. The increase in revenue was primarily attributable to revenue from our speed and agility products, including revenue from NeoPhotonics Semiconductor, which we acquired at the end of the previous quarter and which contributed to growth in as carriers increased deployment of 40 Gbps and 100 Gbps telecommunications networks, partially offset by decrease in demand for transceivers used in legacy networks at data rates at 10 Gbps and below. NeoPhotonics Semiconductor contributed approximately $11.4 million to our total revenue during the three and six months ended June 30, 2013.

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

Cost of goods sold and gross margin

Our cost of goods sold consists primarily of the cost to produce wafers and to manufacture and test our products. We have a global supplier network that we believe enables us to balance product availability, quality and cost considerations. Some of our costs of goods sold are denominated in RMB. Our manufacturing process extends from wafer fabrication through final module and subsystem assembly and test. The cost of our manufacturing, assembly and test processes includes the cost of personnel and the cost of our manufacturing equipment and facilities. Our cost of goods sold is impacted by manufacturing variances such as assembly and test yields and production volume. We typically experience lower yields and higher associated costs on new products. In general, our cost of goods sold associated with a particular product declines over time as a result of decreases in wafer costs associated with the increase in the volume of wafers produced, as well as yield improvements and assembly and test enhancements. Additionally, our cost of goods sold includes stock-based compensation, write off of excess and obsolete inventory, royalty payments, amortization of certain purchased intangible assets and acquisition-related fair value adjustments, warranty, shipping and allocated facilities costs.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Cost of goods sold	$59,389	79%	$47,837	76%	$103,695	79%	$90,654	77%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross margin	21%	24%	21%	23%

Cost of goods sold increased by $11.6 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, representing a 24% increase. Cost of goods sold increased primarily from higher sales volumes. Gross margin was 21% for the three months ended June 30, 2013, compared to 24% for the three months ended June 30, 2012. The decrease in gross margin primarily resulted from additional costs from our NeoPhotonics Semiconductor acquisition. In connection with this acquisition, we recorded $3.1 million of inventory step up equal to the excess of the fair value of the inventory over its cost at the acquisition date. During the quarter ended June 30, 2013, the amortization of inventory step up resulted in an increase to cost of goods sold of $2.1 million. Excluding this amount, gross margin percent would have been 24%.

Cost of goods sold increased by $13.0 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, representing a 14% increase. Cost of goods sold increased primarily due to higher sales volumes and the acquisition of NeoPhotonics Semiconductor. Gross margin was 21% for the six months ended June 30, 2013, compared to 23% for the six months ended June 30, 2012. The decrease in gross margin primarily resulted from the impact of our NeoPhotonics Semiconductor acquisition. In connection with this acquisition, we recorded $3.1 million of inventory step up. During the six month period ended June 30, 2013, the amortization of inventory step up resulted in an increase to cost of goods sold of $2.1 million. Excluding this amount, gross margin percent would have been 22%.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Research and development	$11,087	15%	$9,322	14%	$20,794	16%	$19,860	16%
Sales and marketing	3,349	4%	3,406	5%	6,935	5%	6,429	5%
General and administrative	7,889	10%	6,409	10%	13,273	10%	13,140	11%
Acquisition-related transaction costs	681	1%	312	1%	5,191	4%	706	1%
Amortization of purchased intangible assets	426	1%	321	1%	747	1%	675	1%
Adjustment to fair value of contingent consideration	—	0%	(1,303)	(2%)	—	0%	604	1%
Total operating expenses	$23,432	31%	$18,467	29%	$46,940	36%	$41,414	35%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased by $1.8 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, representing a 19% increase. The acquisition of NeoPhotonics Semiconductor increased our research and development costs by $1.1 million. The increase was also due to $0.6 million increase in research and development projects to support our business growth and $0.5 million increase in stock-based compensation as a result of our higher stock price, offset by $0.5 million decrease in payroll and employee-related costs due to our integration of Santur in 2012.

Research and development expense increased by $0.9 million in the six months ended June 30, 2013, compared to the six months ended June 30, 2012, representing a 5% increase. The acquisition of NeoPhotonics Semiconductor increased our research and development by $1.1 million. The increase was also due to $0.2 million increase in research and development projects to support our business growth, $0.2 million increase in consulting fees, $0.2 million increase in stock-based compensation as a result of our higher stock price, offset by $1.0 million decrease in payroll and employee-related costs due to our integration of Santur in 2012.

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

Sales and marketing expense declined slightly in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, representing a 2% decrease. The decrease reflects a $0.3 million decrease in the United States partially offset by $0.2 million increase in Japan that was primarily related to the activities of NeoPhotonics Semiconductor after its acquisition on March 29, 2013.

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

General and administrative expense increased by $1.5 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, representing a 23% increase. The acquisition of NeoPhotonics Semiconductor increased our general and administrative expenses by $1.0 million. Additional increases included $0.7 million in consulting fees and $0.4 million in IT related costs related to the NeoPhotonics Semiconductor integration, and $0.2 million increase in IT related depreciation. These were partially offset by $0.8 million decrease in accrued bonus expense.

General and administrative expense increased by $0.1 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was primarily related to our recently acquired NeoPhotonics Semiconductor business offset by lower payroll-related costs, primarily in the US.

We expect our general and administrative expense to increase in absolute terms as a result of the acquisition of NeoPhotonics Semiconductor and as we expand and grow our operations and business.

Acquisition-related transaction costs

In connection with the NeoPhotonics Semiconductor acquisition we incurred $0.7 million and $5.2 million in acquisition-related transaction costs in the three and six months ended June 30, 2013, respectively.  The costs related to investment banking, legal, accounting and other professional services and fees as well as transfer and acquisition taxes related to real property acquired.

We accounted for our acquisition of the NeoPhotonics Semiconductor assets and assumed liabilities as a business combination.  NeoPhotonics Semiconductor’s tangible and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the acquisition. Please refer to Note 7 of the Notes to the Condensed Consolidated Financial Statements.

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

Amortization of purchased intangible assets increased by $105,000 in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, representing a 33% increase. Amortization of purchased intangible assets increased by $72,000 in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, representing an 11% increase. The increase was primarily due to amortization of purchased intangible assets related to our acquisition of NeoPhotonics Semiconductor, partially offset by fully amortized assets associated with the acquisitions completed in 2005 and 2006. Please refer to note 7 of our Notes to Condensed Consolidated Financial Statements for details.

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

Total interest and other expense, net increased by $0.5 million in the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Total interest and other expense, net increased by $0.6 million in the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in both periods was primarily related to higher interest expense due to additional borrowings and foreign exchange losses due to currency fluctuations. We expect our interest income to remain relatively modest given the low yields available in the marketplace and lower investable balances. Please refer to Note 9 of our Notes to Condensed Consolidated Financial Statements for details.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Benefit (provision) for income taxes	$90	$(377)	$(93)	$(317)

Our income tax benefit for the three months ended June 30, 2013 and our income tax expense for the six months ended June 30, 2013 and the three and six months ended June 30, 2012, relates to our non-U.S. operations.

Liquidity and capital resources

We have financed our operations through issuances of investment securities and cash generated from operations and from various lending arrangements. At June 30, 2013, our cash and cash equivalents totaled $37.6 million, and our short-term investments totaled $36.9 million. Cash and cash equivalents were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

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

We assumed two defined benefit plans that provide retirement benefits to our employees in Japan in connection with our acquisition of NeoPhotonics Semiconductor on March 29, 2013. Under these defined benefit plans, we calculate benefits based on an employee’s individual grade level, years of service and performance. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. Per the terms of the Demerger Agreement with LAPIS, we have up to one year to establish a new pension plan (“New Pension Plan”) for our employees in Japan. Until the New Pension Plan is established, the value of the plan assets will remain in plans administered by LAPIS and LAPIS has an obligation to transfer the value of these assets to the New Pension Plan.

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

On March 21, 2013, we amended and restated in its entirety the Loan and Security Agreement with the same bank and added East-West Bank as a lender. The components of the available credit facilities as of June 30, 2013 are as follows:

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

The table below sets forth selected cash flow data for the periods presented:

	Six months ended June 30,
(in thousands)	2013	2012
Net cash used in operating activities	$(4,106)	$(11,814)
Net cash provided by (used in) investing activities	2,158	(32,440)
Net cash provided by financing activities	2,627	34,942
Effect of exchange rates on cash and cash equivalents	(61)	56
Net increase (decrease) in cash and cash equivalents	$618	$(9,256)

Operating activities

During the six months ended June 30, 2013, net cash used in operating activities was $4.1 million. The use of cash was primarily to fund the operating loss during this period. We incurred a net loss of $20.5 million during the six months ended June 30, 2013. This net loss incorporated non-cash charges, including depreciation and amortization of $9.5 million, stock-based compensation expenses of $2.7 million, an $0.8 million increase in inventory reserves and $0.7 million from the amortization of premiums and discounts on investments. During the six months ended June 30, 2013, cash was provided by a $3.3 million increase in accrued acquisition costs related to NeoPhotonics Semiconductor and a $2.3 million increase in accounts payable. These were partially offset by cash used to increase accounts receivable by $1.8 million and increase inventories by $1.6 million.

During the six months ended June 30, 2012, net cash used in operating activities was $11.8 million. We recognized a net loss of $15.3 million during the six months ended June 30, 2012. However, that net loss incorporated non-cash charges, including depreciation and amortization of $9.8 million, stock-based compensation expenses of $2.2 million, non-cash increases to our asset reserve accounts of $3.0 million, partially offset by $0.8 million gain on sale of Shenzhen Photon Broadband Technology Co., Ltd. (“Broadband”), a China subsidiary. During the six months ended June 30, 2012, there was an increase of $4.5 million in accounts payable and accrued and other liabilities. These amounts were partially offset by an increase of $8.1 million in the purchase of inventory to replenish our inventories in preparation for higher customer demands in future periods, and an increase of $6.8 million in accounts receivable due to increased sales during the period.

Investing activities

Our investing activities consisted primarily of purchases and sales of investments, capital expenditures and the acquisition of NeoPhotonics Semiconductor.

During the six months ended June 30, 2013, net cash provided by investing activities was $2.2 million. We received $75.5 million from the sale and maturity of investment securities which was partially offset by the purchases of $48.8 of marketable securities. In addition $15.0 million of cash was used for the acquisition of NeoPhotonics Semiconductor and $10.5 million was used for capital expenditures. Our restricted cash supporting supplier notes declined as our notes to suppliers declined.

During the six months ended June 30, 2012, net cash used in investing activities was $32.4 million, mainly due to the purchase of available-for-sale securities of $112.8 million and the purchase of capital equipment of $5.0 million, partially offset by proceeds from the sale and maturity of equity securities of $82.8 million and proceeds from the sale of Broadband of $1.8 million (net of tax).

Financing activities

Our financing activities consisted primarily of proceeds from the issuance of stock and activity associated with our various lending arrangements.

During the six months ended June 30, 2013, net cash provided from financing activities was $2.6 million. We received $26.4 million in proceeds from bank loans which was partially offset by $22.4 million repayment of bank loans. We also received $9.5 million from the issuance of notes payable which was offset by $12.7 million for the repayment of notes payable. Cash was also provided by $1.2 million through the issuance of shares under our ESPP and by $0.6 million through the exercise of stock options.

During the six months ended June 30, 2012, net cash provided by financing activities was $34.9 million. Our private placement transaction generated proceeds of $39.6 million, net of offering expenses, which was partially offset by $3.3 million for the repayment of notes payable, net of proceeds, and $2.5 million for the repayment of debt.

Contractual obligations and commitments

The following summarizes our contractual obligations as of June 30, 2013:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable (1)	$9,041	$9,041	$—	$—	$—
Short-term and long-term loan (2)	10,605	3,535	7,070	—	—
Debt obligations (3)	26,250	5,250	14,000	7,000	—
Retirement obligations (4)	6,154	102	594	1,469	3,989
Operating leases (5)	6,298	2,066	2,430	1,093	709
Purchase commitments (6)	29,298	29,298	—	—	—
Contingent consideration (7)	7,500	7,500	—	—	—
Penalty payment derivative (8)	138	—	138	—	—
Asset retirement obligations (9)	819	—	—	—	819
	96,103	56,792	24,232	9,562	5,517
Expected interest payments (10)	1,914	867	953	94	—
Total commitments	$98,017	$57,659	$25,185	$9,656	$5,517

(1)

In China, we issue notes payable to our suppliers frequently. The notes payable are generally due within six months of issuance and are non-interest bearing. The amount presented in the table represents the principal portion of the obligations.

(2)

In connection with acquisition of NeoPhotonics Semiconductor on March 29, 2013, we have 1,050 million Yen to be paid in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by the NeoPhotonics Semiconductor. The amount in the table is presented in USD.

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

In the Evaluation of Disclosure Controls and Procedures included in Amendment No.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal controls over financial reporting related to annual inventory counts and the preparation and review of the consolidated statement of cash flows.

As reported in Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our Chief Executive Officer and new Chief Financial Officer subsequently concluded that the additional material weaknesses described below also existed as of March 31, 2013.

•

Control Environment — We did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of our transactions and business operations, (ii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with the our financial reporting requirements, which resulted in erroneous judgments regarding the proper application of GAAP and (iii) insufficient corporate involvement to identify and resolve errors in recording transactions and financial results at our non-US subsidiaries. This control environment material weakness was exacerbated by our acquisition of NeoPhotonics Semiconductor in March 2013 and contributed to the following additional material weaknesses as well as the material weaknesses described above.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as described below under “Remedial Measures,” our Board of Directors, our Audit Committee and our new management team has subsequently dedicated significant efforts to improve the control environment and to remedy the material weaknesses identified herein.

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

While these steps have helped address some of the root causes of the material weaknesses noted above, they have not been sufficient to fully remediate the material weaknesses that existed as of June 30, 2013.  We intend to take the following additional steps to remediate these material weaknesses

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

We have a history of losses and we may incur additional losses in future periods. As of June 30, 2013, our accumulated deficit was $268.6 million. We also expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our manufacturing facilities and research and development operations.

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

Historically, we have generated most of our revenue from a limited number of customers. In 2012, Huawei Technologies, Alcatel-Lucent SA and Ciena Corporation accounted for 36%, 16% and 15% of our revenue, respectively and our top ten customers represented 90.2% of our total revenue. As a result, the loss of, or a significant reduction in orders from Huawei Technologies, Alcatel Lucent SA, Ciena Corporation or any of our other key customers would materially and adversely affect our revenue and results of operations. Adverse events affecting our customers could also adversely affect our revenue and results of operations (for instance, in 2009, the filing of a voluntary petition for bankruptcy protection by one of our customers, Nortel Networks Limited, prevented us from timely collection of our accounts receivable from that customer). In addition, network equipment vendors serving the communications networks industry may continue to consolidate, and we may not be able to offset any potential decline in revenue arising from consolidation of our existing customers with revenue from new customers.

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

 Additionally, manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Capacity constraints, raw materials shortages, logistics issues, labor shortages, the introduction of new product lines, rapid increases in production demands and changes in customer requirements, manufacturing facilities or processes, or those of some third party contract manufacturers and suppliers of raw materials and components have historically caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross margin on, and our production capacity for, those products. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in our experiencing lower yields, gross margin and production capacity. Our ability to maintain sufficient manufacturing yields is particularly challenging with respect to PICs due to the complexity and required precision of a large number of unique manufacturing process steps. Manufacturing yields for PICs can also suffer if contaminated materials or materials that do not meet highly precise composition requirements are inadvertently utilized. Because a large portion of our PIC manufacturing costs are fixed, PIC manufacturing yields have a substantial effect on our gross margin. Lower than expected manufacturing yields could also delay product shipments and decrease our revenue. It can be hard to cost-effectively increase our production output rapidly, and we can experience yield loss and excess material scrap, which can increase our cost of goods sold and harm our profitability. Also, if we do not have sufficient demand for our PIC-based products our cost of goods sold can increase as the fixed costs of our fabrication facilities are spread over lower production. For example, in the fourth quarter of 2012, we experienced such increased costs with one of our high speed products and one of our wafer fabrication facilities. These higher costs continued in the first two quarters of 2013 and are expected to continue through the second half of 2013 and into 2014, and could re-occur due to these or other reasons, in the future.

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

Almost all of our products are manufactured internally. However we also rely upon contract manufacturer in China, Japan and other Asia locations to produce the finished portion of a few of our products. Our reliance on contract manufacturers for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality/controls and costs. If one of our contract manufacturers is unable to meet all of our customer demand in a timely fashion, this could have a material adverse effect on the revenue from our products. If the contract manufacturer for one of our product were unable or unwilling to manufacture such products in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to our internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products would require us to reduce our supply of products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these products and cause us to forego potential revenue opportunities.

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

•

issues arising from weaknesses or deficiencies in internal controls over financial reporting for acquired businesses that were not previously subject to internal control requirements of a U.S. public company;

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

*Failure to realize the anticipated benefits from our acquisition of Santur and OCU may affect our future results of operations and financial condition.

In connection with our acquisition of Santur and OCU, we have integrated the commercial operations and personnel from these acquisition into our existing infrastructure. If there are unexpected difficulties that result from these integration actions, the anticipated benefits of the transaction may not be realized or may take longer to realize than expected. The anticipated benefits of the acquisition could be materially reduced by a number of factors, including the following:

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

•

we may experience difficulties in implementing effective internal controls over financial reporting as part of our integration actions, particularly since neither of these businesses was historically subject as a stand-alone entity to the internal control requirements of a U.S. public company;

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

In connection with our raising capital in an April 2012 private placement of common stock, we have established a wholly-owned subsidiary and company operations in the Russian Federation. The establishment of successful operations in the Russian Federation will require capital expenditure over the next two years and will be in part dependent on the cooperation of the Russian government and other third parties. If there are delays in our efforts to establish operations in the Russian Federation, the anticipated benefits of our Russian expansion may not be realized or may take longer to realize than expected. The anticipated benefits of our Russian expansion could be materially reduced by a number of factors, including the following:

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations is based in Shenzhen, China as well as our having additional operations in Japan and Canada. We also are in the process of establishing operations in Russia. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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

As reported in Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 , our Chief Executive Officer and new Chief Financial Officer subsequently concluded that the additional material weaknesses described below also existed as of March 31, 2013.

•

Control Environment — We did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of our transactions and business operations, (ii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with the our financial reporting requirements, which resulted in erroneous judgments regarding the proper application of GAAP and (iii) insufficient corporate involvement to identify and resolve errors in recording transactions and financial results at our non-US subsidiaries. This control environment material weakness was exacerbated by our acquisition of NeoPhotonics Semiconductor in March 2013 and contributed to the following additional material weaknesses as well as the material weaknesses described above.

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

We have lending arrangements with several financial institutions, including a revolving credit and term loan agreement with Comerica Bank and East-West Bank in the U.S., and our subsidiaries in China have line of credit arrangements. Our U.S. revolving credit and term loan agreement requires us to maintain certain financial covenants, including a liquidity ratio and a quarterly ratio of funded debt to adjusted EBITDA, and restricts our ability to take certain actions such as incurring additional debt, paying dividends, or engaging in certain transactions like mergers and acquisitions, investments and asset sales. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under our U.S. revolving credit and term loan agreement with Comerica Bank and East-West Bank are secured by substantially all of our assets other than intellectual property assets, which limit our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

Risks related to our operations in China

Our business operations conducted in China are critical to our success. A total of $121.2 million, or 49%, of our revenue in 2012 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our property, plant and equipment, 47% as of June 30, 2013, is located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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
Clyde Raymond Wallin
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.

3.2(2)	Amended and Restated Bylaws of NeoPhotonics Corporation.

4.1†	Specimen Common Stock Certificate of NeoPhotonics Corporation.

4.2†	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.

4.3†	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.

10.1(3)+	NeoPhotonics Corporation 2010 Equity Incentive Plan, as amended and forms of agreement thereunder.

10.2(4)+	Amended and Restated Non-Employee Director Compensation Policy of NeoPhotonics Corporation.

10.3(4)	First Lease Amendment by and between NeoPhotonics Corporation and Landlord as defined in the recitals thereto, dated May 21, 2013.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1(5)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management compensatory plan or arrangement.
†	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333- 166096), and incorporated herein by reference.
(1)	Filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on February 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-166096), filed with the SEC on November 22, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-189577), filed with the SEC on June 25, 2013 and incorporated herein by reference.
(4)	Filed as the like-numbered exhibit to our originally filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-35061) and incorporated herein by reference.
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