Form 10-Q
period 2013-09-30
NEOPHOTONICS CORP
filed 2014-04-09
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of March 31, 2014, there were 31,664,151 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(In thousands, except share and per share data)	September 30, 2013	December 31, 2012 Revised (see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$43,656	$36,940
Short-term investments	26,908	64,301
Accounts receivable, net of allowance for doubtful accounts	78,898	70,354
Inventories	63,687	43,793
Prepaid expenses and other current assets	10,285	10,256
Total current assets	223,434	225,644
Property, plant and equipment, net	70,818	54,440
Purchased intangible assets, net	16,309	14,213
Other long-term assets	1,836	1,335
Total assets	$312,397	$295,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,919	$36,308
Notes payable	7,954	12,003
Current portion of long-term debt	10,570	5,000
Accrued and other current liabilities	23,960	19,959
Total current liabilities	97,403	73,270
Long-term debt, net of current portion	26,390	17,167
Other noncurrent liabilities	8,772	2,515
Total liabilities	132,565	92,952

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0025 par value
10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0025 par value
At September 30, 2013: 100,000,000 shares authorized, 31,304,853 shares issued and outstanding; At December 31, 2012: 100,000,000 shares authorized, 30,546,155 shares issued and outstanding	78	76
Additional paid-in capital	444,552	438,858
Accumulated other comprehensive income	13,172	11,829
Accumulated deficit	(277,970)	(248,083)
Total stockholders’ equity	179,832	202,680
Total liabilities and stockholders’ equity	$312,397	$295,632

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Revenue	$76,814	$66,152	$207,867	$183,400
Cost of goods sold	58,635	45,536	162,330	136,190
Gross profit	18,179	20,616	45,537	47,210
Operating expenses:
Research and development	12,227	9,893	33,021	29,753
Sales and marketing	3,580	3,354	10,515	9,783
General and administrative	8,905	6,530	21,853	19,704
Adjustment to fair value of contingent consideration	1,026	(850)	1,026	(246)
Amortization of purchased intangible assets	381	321	1,128	996
Restructuring charges	450	-	775	-
Acquisition-related transaction costs	126	240	5,317	912
Total operating expenses	26,695	19,488	73,635	60,902
Income (loss) from operations	(8,516)	1,128	(28,098)	(13,692)
Interest income	66	147	269	424
Interest expense	(251)	(135)	(756)	(434)
Other income (expense), net	115	154	(432)	(121)
Total interest and other income (expense), net	(70)	166	(919)	(131)
Income (loss) before income taxes	(8,586)	1,294	(29,017)	(13,823)
Provision for income taxes	(777)	(571)	(870)	(888)
Income (loss) from continuing operations	(9,363)	723	(29,887)	(14,711)
Income from discontinued operations, net of tax (including gain on disposal of $636, net of tax, for the nine months ended September 30, 2012)	-	-	-	170
Net income (loss)	$(9,363)	$723	$(29,887)	$(14,541)
Basic and diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$(0.30)	$0.02	$(0.97)	$(0.53)
Discontinued operations	$-	$-	$-	$0.01
Net income (loss)	$(0.30)	$0.02	$(0.97)	$(0.52)
Weighted average shares used to compute net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Basic	31,184,958	30,215,144	30,848,478	27,838,292
Diluted	31,184,958	30,611,304	30,848,478	27,838,292

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net income (loss)	$(9,363)	$723	$(29,887)	$(14,541)
Foreign currency translation adjustments	533	(190)	1,394	(537)
Unrealized gains (losses) on investments, net of tax of $0	3	163	(51)	399
Comprehensive income (loss)	$(8,827)	$696	$(28,544)	$(14,679)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash flows from operating activities
Net loss	$(29,887)	$(14,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,863	14,302
Stock-based compensation expense	4,265	3,435
Deferred taxes	(6)	387
Write-down of inventories	1,619	3,456
Amortization of premiums and discounts on investments	859	675
Adjustment to fair value of penalty payment derivative	100	-
Gain on sale of discontinued operations	-	(750)
Allowance for doubtful accounts	(22)	178
Others	707	57
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,629)	(481)
Inventories	(7,802)	(12,686)
Prepaid expenses and other assets	(1,556)	(2,562)
Accounts payable	13,732	141
Accrued and other current liabilities	5,750	1,012
Net cash used in operating activities	(5,007)	(7,377)

Cash flows from investing activities
Purchase of property, plant and equipment	(14,346)	(8,963)
Proceeds from disposition of property, plant and equipment	92	-
Purchase of marketable securities	(57,893)	(151,871)
Proceeds from sale of marketable securities	45,247	103,839
Proceeds from maturity of securities	49,155	34,584
Decrease in restricted cash	1,037	471
Acquisitions, net of cash acquired	(13,128)	-
Proceeds received on sale of discontinued operations, net of tax	-	1,825
Net cash provided by (used in) investing activities	10,164	(20,115)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	39,636
Proceeds from exercise of stock options and issuance of stock under ESPP	2,200	1,151
Shares repurchased for tax withholdings on vesting of restricted stock units	(483)	-
Proceeds from long-term debt	26,443	-
Repayment of long-term debt	(22,360)	(3,750)
Proceeds from issuance of notes payable	14,152	19,651
Repayment of notes payable	(18,457)	(23,098)
Net cash provided by financing activities	1,495	33,590

Effect of exchange rates on cash and cash equivalents	64	(4)
Net increase in cash and cash equivalents	6,716	6,094
Cash and cash equivalents at the beginning of the period	36,940	32,485
Cash and cash equivalents at the end of the period	$43,656	$38,579

Supplemental disclosure of noncash investing and financing activities:
Issuance of notes to the seller of acquired business	$11,130	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of presentation and significant accounting policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP and include the consolidated accounts of the Company and its majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Significant estimates made by management include: the useful lives of property, plant and equipment and intangible assets as well as future cash flows to be generated by those assets; fair values of identifiable assets acquired and liabilities assumed in business combinations; allowances for doubtful accounts; valuation allowances for deferred tax assets; write off of excess and obsolete inventories and the valuations and recognition of stock-based compensation, among others. Actual results could differ from these estimates.

Revision of Prior Period Balance Sheet

As further described in Note 9, the Company may be required to pay a $5.0 million penalty if it does not achieve certain performance obligations agreed to in connection with the sale of its common stock in a private placement transaction on April 27, 2012.  The penalty payment was originally classified outside of equity as redeemable common stock at December 31, 2012 since, while the Company intends to meet its performance obligations, it determined the ability to satisfy some of the obligations may be outside of the Company’s control.  The Company has since determined that the $5.0 million penalty payment is an embedded derivative instrument, with the underlying being the performance or nonperformance of meeting its performance obligations by the deadline, and has thus classified $4.9 million of the $5.0 million to additional paid-in capital and the remaining $0.1 million, representing the estimated fair value of the penalty payment derivative, to other noncurrent liabilities at December 31, 2012.   The effect on the Company’s balance sheet at December 31, 2012 for this matter was as follows:

	December 31, 2012
(in thousands)	Previously Reported		As Revised
Other noncurrent liabilities	$2,377	(1)	$2,515	(1)
Redeemable common stock	5,000		—
Additional paid-in capital	433,996		438,858
(1)	Includes long-term deferred tax liabilities of $653 to conform to the September 30, 2013 presentation.

Summary of Significant Accounting Policies

Except as described in Note 9 “Private Sale of Common Stock”, there have been no changes in the Company’s significant accounting policies for the nine months ended September 30, 2013, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

In March 2013, the FASB issued amendments to the FASB Accounting Standard Codification, which indicates that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, or (iii) step acquisition for a foreign entity. The amendments are effective prospectively for fiscal years beginning after December 15, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued amendments to the FASB Accounting Standard Codification on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exists. This guidance is effective for reporting periods beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2. Net income (loss) per share

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations	$(9,363)	$723	$(29,887)	$(14,711)
Income from discontinued operations	-	-	-	170
Net income (loss)	$(9,363)	$723	$(29,887)	$(14,541)
Denominator:
Weighted average shares used to compute basic net income (loss) per share	31,184,958	30,215,144	30,848,478	27,838,292
Weighted average shares used to compute diluted net income (loss) per share	31,184,958	30,611,304	30,848,478	27,838,292

Basic and diluted net income (loss) per share:
Continuing operations	$(0.30)	$0.02	$(0.97)	$(0.53)
Discontinued operations	$-	$-	$-	$0.01
Net income (loss)	$(0.30)	$0.02	$(0.97)	$(0.52)

Shares of common stock subject to repurchase resulting from the early exercise of employee stock options are not considered participating securities and are therefore excluded from the basic weighted average common shares outstanding.

The Company has excluded the impact of the following outstanding stock awards from the computation of diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employee stock options	3,979,813	1,454,417	3,979,813	2,725,525
Restricted stock units	1,135,929	37	1,135,929	914,587
Employee stock purchase plan	236,423	-	236,423	269,514
Common stock warrants	4,482	4,482	4,482	4,482
	5,356,647	1,458,936	5,356,647	3,914,108

Note 3. Discontinued operations

The Company’ s condensed consolidated statement of operations for the nine months ended September 30, 2012 includes revenue of $0.6 million related to the discontinued operations of Broadband, a subsidiary in China.

Note 4. Cash equivalents and investments and fair value disclosures

Cash equivalents and investments

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents and investments in marketable securities designated as available-for-sale (in thousands):

	As of September 30, 2013					As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$11	$-	$-	$11		$11	$-	$-	$11
Short-term investments
Money market funds	12,217	-	-	12,217		7,259	-	-	7,259
Corporate bonds	7,645	14	-	7,659		23,151	43	(1)	23,193
U.S. federal agencies	-	-	-	-		27,241	10	-	27,251
Foreign bonds and notes	5,230	5	(3)	5,232		4,682	14	-	4,696
Municipal obligations	1,800	-	-	1,800		1,902	-	-	1,902
Total short-term investments	26,892	19	(3)	26,908		64,235	67	(1)	64,301
Total investments	$26,903	$19	$(3)	$26,919	(1)	$64,246	$67	$(1)	$64,312	(1)

(1)Interest income receivable included in total investment balance was $0.2 million and $0.4 million at September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, maturities of investments are as follows (in thousands):

September 30, 2013
Less than 1 year	$23,114
Due in 1 to 2 years	-
Due in 2 to 5 years	2,005
Due after 5 years	1,800
Total	$26,919

The Company may sell its marketable securities in the future to fund future operating needs. As a result, the Company recorded all of its marketable securities as short-term as of September 30, 2013 and December 31, 2012, regardless of the contractual maturity date of the securities.

Realized gains and losses on the sale of marketable securities during the three and nine months ended September 30, 2013 and 2012 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Fair value disclosures

The following table sets forth the fair value of the Company’s financial assets as of the date presented (in thousands):

	As of September 30, 2013				As of December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$12,228	$-	$-	$12,228	$7,270	$-	$-	$7,270
Marketable securities
Corporate bonds	-	7,659	-	7,659	-	23,193	-	23,193
U.S. federal agencies	-	-	-	-	-	27,251	-	27,251
Foreign bonds and notes	-	5,232	-	5,232	-	4,696	-	4,696
Municipal obligations	-	1,800	-	1,800	-	1,902	-	1,902
	$12,228	$14,691	$-	$26,919	$7,270	$57,042	$-	$64,312

Additionally, the Company’s cash and cash equivalents at September 30, 2013 and December 31, 2012 included time deposits of $6.5 million and $14.7 million, respectively, for which the fair value approximates the carrying amount using inputs classified as level 2 in the fair value hierarchy.

The following table sets forth the fair value of the Company’s financial liabilities as of the dates presented (in thousands):

	As of September 30, 2013				As of December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent consideration (Note 13)	$—	$—	$1,985	$1,985	$—	$—	$959	$959
Penalty payment derivative (Note 9)	$—	$—	$238	$238	$—	$—	$138	$138

Note 5. Business Combination

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

Total consideration for NeoPhotonics Semiconductor was approximately $24.3 million, including cash of $13.1 million and notes payable of $11.1 million. The cash of $13.1 million includes $2.0 million that was withheld and placed into escrow to cover certain indemnity obligations from the closing date through March 29, 2014. The notes payable of $11.1 million are to be paid in three equal installments on the first, second and third anniversaries of the closing date. Each year an additional amount calculated as 1.5% per year of the unpaid balance of the notes becomes due. LAPIS retains a lien on the land and building sold until the third payment is paid. The notes payable to Lapis are denominated in Japanese Yen.

In connection with the acquisition, the Company incurred approximately $5.3 million in acquisition-related transaction costs related to investment banking, legal, accounting and other professional services and transfer taxes related to real property acquired.  The acquisition costs were expensed as incurred and were included in operating expenses in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2013.

The results of operations of NeoPhotonics Semiconductor and the estimated fair values of the assets acquired and liabilities assumed have been included in the Company’s consolidated financial statements since the date of the acquisition. For the three months and nine months ended September 30, 2013, NeoPhotonics Semiconductor‘s contribution to total revenues was $14.0 million and $25.3 million, respectively. The portion of total expenses and net loss associated with NeoPhotonics Semiconductor cannot be separately identified due to the integration with the Company’s operations.

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

The following table summarizes the acquisition accounting and the tangible and intangible assets acquired as of the date of acquisition and subsequent adjustments (in thousands):

Total purchase consideration:
Cash paid	$13,128
Notes payable	11,130
$24,258
Liabilities assumed:
Pension and retirement obligations	$6,471
Other compensation-related liabilities	1,083
Other current liabilities	1,265
$8,819
Fair value of assets acquired:
Inventory	$13,309
Other current assets	35
Land, property, plant and equipment(1)	14,433
Intangible assets acquired:
Developed technology	2,120
Customer relationships	3,180
$33,077
(1)	Includes land of $3.5 million, buildings of $3.9 million and machinery, equipment, furniture and fixtures of $7.0 million.

The approach for measuring the fair value of the assets acquired and liabilities assumed is described below:

Net Tangible Assets

NeoPhotonics Semiconductor’s tangible assets acquired and liabilities assumed as of March 29, 2013 were recorded at estimated fair value. The Company estimated fair value by adjusting NeoPhotonics Semiconductor’s historical value of property, plant and equipment to an estimate of depreciated replacement cost, adjusted for economic obsolescence. The Company depreciates property, plant and equipment over estimated lives of 2 to 10 years, and records the expense to cost of goods sold and operating expense. The fair value of inventory acquired was determined using a net realizable value approach based upon the expected sales value of the inventory, less any costs to complete and selling costs along with a reasonable profit margin based on historical and expected results.

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

Pro Forma Financial Information (unaudited)

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation and NeoPhotonics Semiconductor for the three and nine months ended September 30, 2013 and 2012, as if the NeoPhotonics Semiconductor acquisition had been completed at the beginning of fiscal 2012. The pro forma financial information includes adjustments related to one time charges, amortization of fair value adjustments and elimination of NeoPhotonics Semiconductor’s revenues and cost of goods sold on sales to the Company in the appropriate pro forma periods as though the companies were combined as of the beginning of 2012. As a result of the elimination adjustments, revenues were reduced by $1.9 million for the nine months ended September 30, 2013 and were reduced by $1.5 million and $2.9 million for the three and nine months ended September 30, 2012, respectively, and cost of goods sold was reduced by $1.8 million for the nine months ended September 30, 2013 and was reduced by $1.3 million and $2.5 million in the three and nine months ended September 30, 2012, respectively. The pro forma financial information for the nine months ended September 30, 2013 also included elimination of $5.3 million in transaction costs and cost of goods sold was decreased by $1.1 million in the three months ended September 30, 2013 and was decreased by $2.9 million and increased by $4.2 million in the nine months ended September 30, 2013 and 2012, respectively, due to a change in the value of inventory as a result of acquisition accounting.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$76,814	$81,816	$220,558	$228,158
Net income (loss)	$(8,146)	$3,499	$(18,942)	$(10,822)
Basic net income (loss) per share	$(0.26)	$0.12	$(0.61)	$(0.39)
Diluted net income (loss) per share	$(0.26)	$0.11	$(0.61)	$(0.39)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented, nor does it intend to be a projection of future results.

Note 6. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Accounts receivable	$73,418	$66,338
Trade notes receivable	6,327	4,979
Allowance for doubtful accounts	(847)	(963)
	$78,898	$70,354

Inventories

Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$19,282	$20,520
Work in process	22,132	8,603
Finished goods (1)	22,273	14,670
	$63,687	$43,793
(1)	Finished goods inventory at offsite managed inventory locations were $6.0 million and $4.5 million as of September 30, 2013 and December 31, 2012, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Restricted cash	$1,641	$2,626
Prepaid expenses	3,133	2,471
Other	5,511	5,159
	$10,285	$10,256

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	September 30, 2013			December 31, 2012
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$34,517	$(25,176)	$9,341	$32,176	$(22,869)	$9,307
Customer relationships	15,147	(9,314)	5,833	11,898	(8,148)	3,750
Leasehold interest	1,391	(256)	1,135	1,355	(241)	1,114
Noncompete agreements	950	(950)	-	950	(908)	42
	$52,005	$(35,696)	$16,309	$46,379	$(32,166)	$14,213

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of goods sold	$738	$616	$1,937	$1,830
Operating expenses	381	321	1,128	996
Total	$1,119	$937	$3,065	$2,826

The estimated future amortization expense of purchased intangible assets as of September 30, 2013, is as follows (in thousands):

2013 (remaining 3 months)	$1,120
2014	4,468
2015	4,453
2016	3,706
2017	846
Thereafter	1,716
$16,309

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Employee-related accrued expenses	$10,497	$12,293
Other accrued expenses	13,463	7,666
	$23,960	$19,959

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012 Revised, see Note 1
Pension and other employee-related	$6,386	$188
Penalty payment derivative (Note 9)	238	138
Other	2,148	2,189
	$8,772	$2,515

Warranty Accrual

The Company provides warranties to cover defects in workmanship, materials and manufacturing for a period of one to two years to meet the stated functionality as agreed to in each sales arrangement. The Company accrues for estimated warranty costs based upon historical experience, and for specific items, at the time their existence is known and the amounts are estimable.

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$1,461	$1,298	$1,072	$1,443
Warranty accruals	703	98	1,137	251
Settlements and adjustments	(219)	(65)	(264)	(363)
Ending balance	$1,945	$1,331	$1,945	$1,331

Note 7. Debt

The Company records debt at its carrying amount. The Company uses a market approach to determine fair value, which results in a Level 2 fair value measurement. As of September 30, 2013 the carrying value of the Company’s debt approximated its fair value. The following table provides the components of debt and weighted average interest rates related to the Company’s outstanding debt instruments (in thousands, except percentages):

	September 30, 2013		December 31, 2012
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate
Notes payable	$7,954		$12,003
Notes payable related to NeoPhotonics Semiconductor acquisition	$3,570	1.50%	$-
Short-term debt	7,000	2.93%	5,000	2.20%
Total short-term debt	$10,570		$5,000
Long-term notes payable related to NeoPhotonics Semiconductor acquisition	$7,140	1.50%	$-
Long-term debt	19,250	2.93%	17,167	2.20%
Total long-term debt	$26,390		$17,167

Notes payable

The Company frequently directs its banking partners to issue notes payable to its suppliers in China in exchange for accounts payable. These banks issue notes to vendors and issue payment to the vendors upon redemption. The Company owes the payable balance to the issuing bank. These notes are unsecured, noninterest bearing and are due approximately six months after issuance. As a condition of the notes payable lending arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by its subsidiaries in China.  These balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.  As of September 30, 2013, restricted cash totaled $1.6 million.

Notes payable related to NeoPhotonics Semiconductor acquisition

In connection with the acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company is obligated to pay 1,050 million Japanese Yen in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by NeoPhotonics Semiconductor. The obligation bears interest at 1.5% per year and the acquired real estate property is security for the loan to Lapis.

Bank borrowings

The Company has lending arrangements with several financial institutions, including a loan and security agreement with Comerica Bank in the U.S., which has been amended several times.

●

As of December 31, 2012, $8.0 million was outstanding under the revolving line of credit agreement and $0.0 million was available for borrowing. Borrowings under this facility bear interest at a rate of LIBOR plus 2%.

●

As of December 31, 2012, no amounts were outstanding under the equipment advance line advance and all $7.0 million was available for borrowing. Borrowings under this facility would bear interest at a rate of LIBOR plus 2%.

●	As of December 31, 2012, $14.2 million was outstanding under the acquisition advance and $5.8 million was available for borrowing. The advances bear interest at a rate of LIBOR plus 2%.

On March 21, 2013, the Company amended and restated the prior loan and security agreement in its entirety. The components of the available credit facilities as of September 30, 2013 are as follows:

●

As of September 30, 2013, no amount was outstanding under the revolving line of credit agreement and all $20.0 million was available for borrowing subject to covenant requirements. Amounts are due on or before March 2016 and borrowings under this revolving line of credit include an interest rate option of      a base rate as defined in the agreement plus 1.5% or LIBOR plus 2.5%. As of September 30, 2013 the rate on the LIBOR option was 2.68%.

●

As of September 30, 2013, $26.3 million was outstanding under the term loan of the credit facility and interest is payable quarterly in arrears; the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan include an interest rate option of      a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of September 30, 2013 the rate on the LIBOR option was 2.93%.

The Company’s Credit Agreement requires the maintenance of specified financial covenants, including a liquidity ratio, restricts its ability to incur additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of its U.S. assets, other than intellectual property assets. A breach of any of these covenants in the future could have an adverse impact on availability of financial assurances. In addition, the amounts outstanding could also be subject to acceleration of maturity. If such acceleration were to occur, the Company may not have sufficient liquidity available to repay the indebtedness. As of September 30, 2013 and December 31, 2012, the Company was in compliance with the covenants contained in this agreement.

Subsequent to December 31, 2013, the Company executed a series of amendments to the Credit Agreement that modified certain covenants and extended the delivery date of the Company’s September 30, 2013 quarterly report on form 10-Q and its amended March 31, 2013 and June 30, 2013 quarterly reports on forms 10-Q/A. The amendments also increased the applicable interest margins by 0.25% per annum.  Loans under the term loan facility bear interest equal to either the LIBOR rate, plus an applicable margin equal to 3.00% per annum, or a base rate (as defined) plus an applicable margin equal to 2.00% per annum.  Loans under the revolving loan facility bear interest at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum, or a base rate (as defined) plus an applicable margin equal to 1.75% per annum.  These new interest rate options will be in effect at least until the lender’s review of the Company’s June 30, 2014 financial statements.

Note 8. Commitments and contingencies

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

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the U.S. District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and the Company, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the codefendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products. On March 23, 2010, the Company filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims asserting that Finisar has violated state and federal competition laws and violated its obligations to license on reasonable and non-discriminatory terms. On May 5, 2010, the court dismissed without prejudice all co-defendants (including the Company) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against the Company. On January 18, 2011, the Company and Finisar agreed to suspend their respective claims and not to refile the originally asserted claims against each other until at least 90 days after one or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. This tolling period expired on April 30, 2012. On May 3, 2012 the Company and Finisar agreed to further toll their respective claims until the refiling of certain of the previously asserted claims from this dispute. As a result, Finisar is permitted to bring a new lawsuit against the Company if it chooses to do so, and the Company may bring new claims against Finisar upon seven days written notice prior to filing such claims. The Company is currently unable to predict the outcome of this dispute and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of September 30, 2013, the Company does not have any material indemnification claims that were probable or reasonably possible.

Leases

The Company leases various facilities under non-cancelable operating leases.  Future minimum payments under these operating leases totaled $5.7 million as of September 30, 2013. Rent expense was $0.5 million and $1.7 million for the three and nine months ended September 30, 2013, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2012, respectively.

Note 9. Stockholders’ Equity and Equity Incentive Programs

Common Stock

As of September 30, 2013, the Company had reserved 6,132,549 common stock shares for the issuance under the Company’s stock option plans, 594,874 common stock shares for the issuance under the stock purchase plan and 4,482 common stock shares to be issued upon exercise of the outstanding warrants.

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

The estimated fair value of this derivative was $0.2 million and $0.1 million at September 30, 2013 and December 31, 2012, respectively.

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

Stock Options

The Company granted 369,900 and 1,534,030 stock options during the third quarter and first nine months of 2013, respectively, with weighted-average grant-date fair values per share of $7.78 and $5.82, respectively. The Company granted 107,770 and 251,475 stock options during the third quarter and first nine months of 2012, respectively, with weighted-average grant-date fair values per share of $5.00 and $4.90, respectively.

The fair values of option awards were estimated at each grant date using the Black-Scholes option valuation model. The Black-Scholes model requires the input of assumptions, including the expected stock-price volatility and estimated option life. The expected volatilities utilized were based on the actual volatility of similar entities due to the limited history of the trading of the Company’s common stock since the initial public offering in February 2011. The expected lives of options granted were estimated using the Company’s historical and expected future exercise behavior. The risk-free interest rates utilized were based on the U.S. Treasury yield in effect at each grant date. No dividends were assumed in estimated option values. Assumptions used in the Black-Scholes model are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Options	2013	2012	2013	2012
Weighted-average expected term (years)	6.55	6.78	6.48	6.77
Weighted-average volatility	71%	71%	72%	71%
Risk-free interest rate	1.82-1.82%	1.07-1.07%	1.08-1.82%	1.07-1.83%
Expected dividends	0%	0%	0%	0%

On December 12, 2012, the Company granted 1,060,000 shares of stock options to key employees subject to an increase in the shares available to be granted which was approved by our stockholders at our Annual Meeting on June 11, 2013. The Company determined that the grant date for these performance options was June 11, 2013 for accounting purposes. During the three months ended September 30, 2013, the Company granted an additional 110,000 shares of performance-based stock options. These shares will vest during the term if the average closing price of the Company’s common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share and the recipient remains in continuous service with the Company through such period, or fully accelerate and vest on the seventh anniversary of the grant date. The Company estimated the fair value of its performance options as $5.68 for the three months ended September 30, 2013 using a Monte Carlo simulation model on the date of grant with the assumptions discussed above. The Company recorded $0.2 million and $0.2 million of compensation expense for these options for the three months and nine months ended September 30, 2013, respectively.

As of September 30, 2013, there were 3,979,813 unexercised stock options outstanding.

Restricted Stock Units (“RSUs”)

The Company granted 606,300 and 637,340 RSUs during the third quarter and first nine months of 2013, respectively, with weighted-average grant-date fair values per share of $6.98 and $6.98, respectively. The Company granted 428,000 and 615,609 RSUs during the third quarter and first nine months of 2012, respectively, with weighted-average grant-date fair values per share of $4.96 and $5.27, respectively. As of September 30, 2013, there were 1,135,929 RSUs outstanding.

Stock appreciation units (“SAUs”)

The Company granted 25,000 and 275,000 SAUs during the third quarter and first nine months of 2013, with weighted-average grant-date fair values per share of $8.33 and $5.40, respectively. The Company did not grant SAUs during the third quarter and first nine months of 2012. As of September 30, 2013, there were 433,708 SAUs outstanding. SAUs are liability classified share-based awards which are re-measured each reporting period at fair value.

The fair values of SAUs were estimated at each grant date using the Black-Scholes option valuation model. The expected volatilities utilized were based on the actual volatility of similar entities. Vested SAUs first become exercisable upon the expiration of the lock-up period associated with the initial public offering. Therefore, the Company estimated the term of the SAUs based on an average of the weighted-average exercise period and the remaining contractual term. The risk-free interest rates utilized were based on the U.S. Treasury yield in effect at each grant date. No dividends were assumed in estimated option values. Assumptions used in the Black-Scholes model are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Appreciation Units	2013	2012	2013	2012
Weighted-average expected term (years)	1.92	3.10	2.29	3.27
Weighted-average volatility	52%	65%	57%	68%
Risk-free interest rate	0.15-0.66%	0.30-0.57%	0.14-0.66%	0.30-1.04%
Expected dividends	0%	0%	0%	0%

The Company granted 250,000 shares and 25,000 shares of stock appreciation units to key employees on June 11, 2013 and August 6, 2013, respectively. These performance shares will vest during the term of the average closing price of the Company’s common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share and the recipient remains in continuous service with the Company through such period, or fully accelerate and vest on the seventh anniversary of the grant date. The Company estimated the fair value of performance shares of $5.41 and $4.81for June 11, 2013 and August 6, 2013, respectively, for the three months ended September 30, 2013 using a Monte Carlo simulation model on the date of grant with the assumptions discussed above. The Company recorded $49,000 and $62,000 of compensation expense for these stock appreciation units for the three and nine months ended September 30, 2013, respectively.

Employee Stock Purchase Plan (“ESPP”)

Employees purchased 262,860 shares in the first nine months of 2013 for $1.2 million and 257,335 shares in the first nine months of 2012 for $0.9 million under the ESPP. The value of the ESPP consists of: (1) the 15% discount on the purchase of the stock, (2) 85% of the call option and (3) 15% of the put option. The call option and put option were valued using the Black-Scholes option pricing model. The expected volatilities utilized were based on the actual volatility of similar entities. The expected term represents the period of time from the beginning of the offering period to the purchase date. The risk-free interest rates utilized were based on the U.S. Treasury yield in effect at each grant date. No dividends were assumed in estimated option values. Assumptions used in the Black-Scholes model are presented below:

	Three months ended September 30,		Nine months ended September 30,
ESPP	2013	2012	2013	2012
Weighted-average expected term (years)	0.73	0.75	0.73	0.75
Weighted-average volatility	48%	71%	48%	71%
Risk-free interest rate	0.09-0.16%	0.04-0.15%	0.09-0.16%	0.04-0.15%
Expected dividends	0%	0%	0%	0%

Stock-based compensation expense

The Company’s stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Cost of goods sold	$471	$228	$845	$553
Research and development	417	404	1,435	1,268
Sales and marketing	253	242	835	656
General and administrative	449	408	1,150	958
	$1,590	$1,282	$4,265	$3,435

Note 10. Income taxes

The Company’s income tax expense for the three and nine months ended September 30, 2013 was primarily related to income taxes of the Company’s non-U.S. operations. The Company recorded an income tax provision of $0.8 million and $0.9 million for the three months and nine months ended September 30, 2013, as compared to an income tax provision of $0.6 million and $0.9 million for the three and nine months ended September 30, 2012, respectively.

The Company conducts its business globally and its operating income is subject to varying rates of tax in the United States, China and Japan. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. The Company expects that its income taxes will vary in relation to its profitability and the geographic distribution of its profits. Historically, the Company has experienced net losses in the United States and in the short term, expects this trend to continue. One of the Company’s subsidiaries in China generates a cash tax liability. The subsidiary has qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. The preferential rate applies to 2012-2013, and has been benefited for years 2008-2011 as well and the Company intends to reapply for the preferential rate for 2014 to 2016.

Due to historic losses in the US, the Company has a full valuation allowance on the US federal and state deferred tax assets and also has a full valuation allowance on the deferred tax assets of its NeoPhotonics Semiconductor subsidiary. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

As of September 30, 2013, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2012.

Note 11. Pension

Japan Defined Benefit Plans

We assumed two defined benefit plans that provide retirement benefits to our employees in Japan in connection with our acquisition of NeoPhotonics Semiconductor on March 29, 2013. Under the defined benefit plans in Japan, we calculate benefits based on an employee’s individual grade level, years of service and performance. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. Partially offsetting this liability is a $1.9 million receivable equal to the value of the plan assets. The Company is currently in the process of establishing a new pension plan (“New Pension Plan”) for its employees in Japan. Until the New Pension Plan is established, the value of the plan assets will remain in plans administered by LAPIS and LAPIS has an obligation to transfer the value of these assets to the New Pension Plan. The net pension liability was $6.1 million at September 30, 2013 with anticipated outflows as follows (in thousands):

2013 (remaining 3 months)	$46
2014	401
2015	194
2016	626
2017	844
Thereafter	3,991
$6,102

Net periodic pension costs for the three months and nine months periods ended September 30, 2013 included the following (in thousands):

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Service costs	$85	$173
Interest cost	20	40
Expected return on plan assets	(11)	(22)
Net periodic pension costs	$94	$191

The Company had contributed $0.3 million to the benefit plans as of September 30, 2013 and contributed an additional $0.2 million during the period from October 1, 2013 to December 31, 2013.

Note 12. Restructuring Charges

In the first quarter of 2013, the Company exited and closed one facility at its headquarters location to align its facilities usage with its current size. As a result, the Company recorded a restructuring charge in operating expenses related to the facility impairment of approximately $0.3 million. As of September 30, 2013, the remaining balance on this restructuring obligation was $0.2 million, which the Company expects to pay through 2015.

In the third quarter of 2013, the Company approved and implemented a restructuring plan to reduce its workforce and close a facility in China and to exit its contract manufacturing activities in Malaysia. The workforce reduction affected 67 employees, or approximately 3% of the Company’s total workforce, all of which were terminated prior to September 30, 2013. The Company recorded a restructuring charge of $1.1 million in the quarter ended September 30, 2013 of which $0.5 million was recorded in operating expenses with the remainder recorded in cost of goods sold.

The following table summarizes activity associated with the restructuring during the nine months ended September 30, 2013 (in thousands):

	Severance	Facilities	Contract Termination	Total
Restructuring obligations, December 31, 2012	$-	$-	$-	$-
Restructuring costs incurred in 2013	699	317	387	1,403
Cash payments	(699)	(152)	-	(851)
Non-cash settlements and other	-	71	-	71
Restructuring obligations, September 30, 2013	$-	$236	$387	$623

Note 13. Subsequent Event

Settlement with Santur

In January 2014, the Company reached a non-binding verbal understanding for the terms of a settlement agreement (“Settlement”) covering the outstanding claims in connection with its 2011 acquisition of Santur Corporation (“Santur”). The Settlement is subject to the execution of a definitive written agreement between the Company and the other parties.  Under the Settlement, a net amount of $1.9 million will be paid to the Company from the escrow account that was set up under the original merger agreement.  This amount comprises $3.9 million related to certain indemnification claims by the Company (“Indemnification Amount”) which were partially offset by $2.0 million related to additional consideration for the business acquisition that was contingent upon Santur’s gross profit performance during 2012 (“Contingent Consideration Amount”).  Prior to this Settlement, the Company had recorded $1.0 million as its estimated fair value of the Contingent Consideration Amount.  As a result of this Settlement the Company recorded an additional $1.0 million in its operating expenses for the three and nine months ended September 30, 2013 to adjust the fair value of the Contingent Consideration Amount to the full $2.0 million settlement amount, which is included in accrued and other current liabilities on its condensed consolidated balance sheets.  Because it is considered to be a contingent gain, the $3.9 million Indemnification Amount will not be recognized as other income until paid.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended September 30, 2013 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 15, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On April 27, 2012, we issued and sold approximately 4.97 million shares of our common stock in a private placement transaction at a price of $8.00 per share for a gross amount of approximately $39.8 million. We intend to use the amount received for general corporate purposes. The shares of common stock are restricted from transfer pursuant to a lockup agreement for up to two years, at the end of which we are obligated to file one or more registration statements covering the potential resale of the shares of common stock. Because we did not timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2013 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we are currently ineligible to file the required registration statement on Form S-3 within the original time frame and we have requested an extension from the purchaser. In connection with this private placement transaction, we agreed to certain performance obligations, including establishing a wholly-owned subsidiary in the Russian Federation and making a $30.0 million investment commitment towards the Company’s Russian operations. See—Liquidity and Capital Resources, Contractual Obligations and Commitments and Note 9 to the Condensed Consolidated Financial Statements.

On March 29, 2013, we acquired the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd. (“OCU”). OCU is a leading provider of lasers, drivers, and detectors for high speed 100G applications located in Japan. This acquired business is now known as NeoPhotonics Semiconductor. We believe the acquisition of NeoPhotonics Semiconductor enhances our competitive position in 100G products.

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

For the three and nine months ended September 30, 2013 compared to the same periods in 2012, we continued to experience an increase in demand for our 100Gbps products as carriers continued to accelerate deployment of high capacity optical transport networks. This trend helped revenue from our Speed and Agility products to grow on a year over year basis. We expect continued volume growth for our 100Gbps products; however, at declining prices due to the results of our annual customer negotiation and new entrants into the market.  In the third quarter of 2013, demand for our Access products declined relative to the same period in 2012 due to lower fiber-to-the-home deployments in China and North America. The market for optical communications products remains highly competitive. We expect to continue to experience competition from companies that range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We anticipate that macroeconomic conditions, including the slow recovery in the U.S., European sovereign debt issues, and a potential slowdown in the economic growth rate in China, could impact our results.

Critical accounting policies and estimates

Other than the item, “Business Combinations” below, there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2013 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K.

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

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. Revenue is recognized when title of our products passes to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in Chinese Renminbi (“RMB”), Japanese Yen (“JPY”) or U.S. dollars. For the three and nine months ended September 30, 2013, 31% and 32% of our sales were derived from our China-based subsidiaries, respectively. For the three and nine months ended September 30, 2012, 42% and 46% of our sales were derived from our China-based subsidiaries, respectively. Revenue is driven by the volume of shipments and may be impacted by pricing pressures. We have generated most of our revenue from a limited number of customers. Given the high concentration of network equipment vendors in our industry, our top ten customers represented approximately 85% and 91% of our revenue in the three months ended September 30, 2013 and 2012, respectively, and 85% and 90% of our revenue in the nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Total revenue	$76,814	$66,152	$10,662	16%	$207,867	$183,400	$24,467	13%

Total revenue increased by $10.7 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, representing a 16% increase. Total revenue increased by $24.5 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, representing a 13% increase. The increase in revenue was primarily attributable to revenue from NeoPhotonics Semiconductor, which we acquired at the end of the first quarter of 2013 and which contributed to growth in our Speed and Agility products as carriers increased deployment of 40 Gbps and 100 Gbps telecommunications networks. Revenue from our high speed products, which is primarily 100Gbps was $28.4 million or 37% of total revenue in the third quarter of 2013, an increase of 31% over the third quarter of 2012.  This increase was partially offset by a decrease in demand for our access products and other telecom products primarily as a result of decrease in demand relating to applications of below10 Gbps.

For the three months ended September 30, 2013, Huawei Technologies (23%), Alcatel-Lucent SA (17%) and Ciena Corporation (13%), each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2013, Huawei Technologies (26%), Ciena Corporation (16%), and Alcatel-Lucent SA (14%) each accounted for 10% or more of our total revenue. For the three months ended September 30, 2012, Huawei Technologies (29%), Alcatel-Lucent SA (20%), and Ciena Corporation (18%) each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2012, Huawei Technologies (35%), Alcatel-Lucent SA (16%) and Ciena Corporation (15%) each accounted for 10% or more of our total revenue. No other customers accounted for 10% or more of total revenue. We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from Huawei Technologies or any of our other key customers would materially and adversely affect our revenue and results of operations. We expect a significant portion of our sales to be denominated in foreign currencies in the future, and therefore may continue to be affected by changes in foreign exchange rates.

Cost of goods sold and gross margin

Our cost of goods sold consists primarily of the cost to produce wafers and to assemble and test our products. We have a global supplier network that we believe enables us to balance product availability, quality and cost considerations. Some of our cost of goods sold is denominated primarily in RMB. Our manufacturing process extends from wafer fabrication through final module and subsystem assembly and test. The cost of our manufacturing, assembly and test processes includes the cost of personnel and the cost of our manufacturing equipment and facilities. Our cost of goods sold is impacted by manufacturing variances such as assembly and test yields and production volume. We typically experience lower yields and higher associated costs with newer products. In general, our cost of goods sold associated with a particular product declines over time as a result of decreases in wafer costs associated with the increase in the volume of wafers produced, decreases in the costs of purchased materials associated with increases in volumes as well as yield improvements and assembly and test enhancements. Additionally, our cost of goods sold includes stock-based compensation, write off of excess and obsolete inventory, royalty payments, amortization of certain purchased intangible assets and acquisition-related fair value adjustments, warranty, shipping and allocated facilities costs.

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors, including the introduction of new products, production volumes, production volume compared to sales over time, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, revaluation of stock appreciation unit awards that are impacted by our stock price, and any write off of for excess and obsolete inventories. Our newer and more advanced products typically have higher average selling prices and often have higher gross margins. Average selling prices by product typically decline as a result of periodic negotiations with our customers and competitive pressures. We strive to increase our gross margin as we seek to manage the costs of our supply chain and increase productivity in our manufacturing processes.

	Three Months Ended September 30,
	2013		2012
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
Cost of goods sold	$58,635	76%	$45,536	69%	$13,099	29%

	Nine Months Ended September 30,
	2013		2012
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
Cost of goods sold	$162,330	78%	$136,190	74%	$26,140	19%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross margin	24%	31%	22%	26%

Cost of goods sold increased by $13.1 million and $26.1 million in the three and nine months ended September 30, 2013, respectively, compared to the corresponding 2012 periods. Gross margin for the three and nine months ended September 30, 2013 was 24% and 22%, respectively, compared to 31% and 26% for the corresponding 2012 periods. The decrease in gross margin partially resulted from costs associated with our NeoPhotonics Semiconductor acquisition. In connection with this acquisition, we recorded $3.1 million of inventory step up equal to the excess of the fair value of the inventory over its cost at the acquisition date, all of which was amortized into cost of goods sold during the nine months ended September 30, 2013.   Our gross margin for the three and nine months ended September 30, 2013 was also impacted by restructuring charges of $0.6 million and lower average selling prices resulting from increased competition and pricing pressure from our major customers.  These factors were partially offset by a $1.8 million decrease in the write-down of inventory in the nine months ended September 30, 2013 compared to the same period in 2012.

We may experience higher China manufacturing labor cost due to laws or policies that affect future labor rates or other laws and regulations in China, and our gross margins and results of operations may be adversely affected.

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

	Three Months Ended September 30,
	2013		2012
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
Research and development	$12,227	16%	$9,893	15%	$2,334	24%
Sales and marketing	3,580	5%	3,354	5%	226	7%
General and administrative	8,905	12%	6,530	10%	2,375	36%
Adjustment to fair value of contingent consideration	1,026	1%	(850)	-1%	1,876	221%
Amortization of purchased intangible assets	381	-%	321	-%	60	19%
Restructuring charges	450	1%	-	-%	450	100%
Acquisition-related transaction costs	126	-%	240	-%	(114)	-48%
Total operating expenses	$26,695	35%	$19,488	29%	$7,207	37%

	Nine Months Ended September 30,
	2013		2012
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
Research and development	$33,021	16%	$29,753	16%	$3,268	11%
Sales and marketing	10,515	5%	9,783	5%	732	7%
General and administrative	21,853	10%	19,704	11%	2,149	11%
Adjustment to fair value of contingent consideration	1,026	-%	(246)	-%	1,272	517%
Amortization of purchased intangible assets	1,128	1%	996	1%	132	13%
Restructuring charges	775	-%	-	-%	775	100%
Acquisition-related transaction costs	5,317	3%	912	-%	4,405	483%
Total operating expenses	$73,635	35%	$60,902	33%	$12,733	21%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased by $2.3 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, representing a 24% increase. The acquisition of NeoPhotonics Semiconductor increased our research and development expense by $1.3 million. The increase was also due to $1.1 million increase in research and development projects to support our business growth partially offset by a $0.1 million net decrease in compensation-related costs.

Research and development expense increased by $3.3 million in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, representing an 11% increase. The acquisition of NeoPhotonics Semiconductor increased our research and development expense by $2.6 million. The increase was also due to $1.3 million increase in research and development projects to support our business growth, partially offset by a net decrease of $0.5 million in compensation-related costs compared to the same period in 2012, which included additional costs related to the acquisition of Santur.

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

Sales and marketing expense increased by $0.2 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, representing a 7% increase which is primarily due to increases from the acquisition of NeoPhotonics Semiconductor.

Sales and marketing expense increased by $0.7 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, representing a 7% increase. The increase is largely due to the acquisition of NeoPhotonics Semiconductor which increased our sales and marketing expense by $0.3 million and expenses incurred as part of our geographic expansion into Russia.

We expect our sales and marketing expense to increase as a result of the acquisition of NeoPhotonics Semiconductor and as we grow our business, expand our marketing activities, increase the number of sales and marketing professionals and incur employee-related costs accordingly. As a percentage of total revenue, our sales and marketing expense may vary as our revenue changes over time.

General and administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance, legal, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation, facility costs and restructuring charges.

General and administrative expense increased by $2.4 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, representing a 36% increase. Costs in the newly acquired NeoPhotonics Semiconductor increased our general and administrative expenses by $1.0 million. We incurred $1.6 million in higher consulting and professional services costs, of which approximately $1.0 million was attributable to resources engaged to assist in addressing internal control issues, provide technical accounting support and fill vacant key positions on an interim basis. We expect such costs to continue to be high through the second quarter of 2014.  Additional increases included $0.2 million in IT related costs and $0.4 million in other costs to support our continued growth.  These increases were partially offset by a net $0.9 million decrease in payroll related costs primarily attributable to a decrease in accrued bonus expense.

General and administrative expense increased by $2.1 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, representing an 11% increase. Increases included $2.2 million in consulting and professional services, $1.0 million in IT related costs, costs in the newly acquired NeoPhotonics Semiconductor of $0.9 million and $0.5 million in other costs to support our continued growth. These increases were partially offset by a net decrease in payroll and related costs of $2.4 million primarily due to a decrease in accrued bonus expense.

We expect our general and administrative expense to increase in absolute terms as a result of the acquisition of NeoPhotonics Semiconductor and as we expand and grow our operations and business.

Adjustment to the fair value of contingent consideration

In January 2014, the Company reached a non-binding verbal understanding for the terms of a settlement agreement (“Settlement”) covering the outstanding claims in connection with its 2011 acquisition of Santur Corporation (“Santur”).  The Settlement is subject to the execution of a definitive written agreement between the Company and the other parties. Under the Settlement, a net amount of $1.9 million will be paid to the Company from the escrow account that was set up under the original merger agreement.  This amount comprises $3.9 million related to certain indemnification claims by the Company (“Indemnification Amount”) which were partially offset by $2.0 million related to additional consideration for the business acquisition that was contingent upon Santur’s gross profit performance during 2012 (“Contingent Consideration Amount”).  Prior to this Settlement, the Company had recorded $1.0 million as its estimated fair value of the Contingent Consideration Amount.  As a result of this Settlement the Company recorded an additional $1.0 million in its operating expenses for the three and nine months ended September 30, 2013 to adjust the fair value of the Contingent Consideration Amount to the full $2.0 million settlement amount.  Because it is considered to be a contingent gain, the $3.9 million Indemnification Amount will not be recognized as other income until paid.

Amortization of purchased intangible assets

We completed a series of business acquisitions in 2005 and 2006 and, more recently, in the fourth quarter of 2011 and in the first quarter of 2013, which included the acquisition of intangible assets. These intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology and patents and leasehold interests are included within cost of goods sold, while customer relationships and noncompete agreements are recorded within operating expenses. See Note 5 “Business Combination” and Note 6 “Balance Sheet Components” in our Notes to Condensed Consolidated Financial Statements for details.

Restructuring charges

In the first quarter of 2013, we exited and closed one facility at our headquarters location to align our facilities usage with our current size. As a result, we recorded a restructuring charge in operating expenses related to the facility impairment of approximately

$0.3 million including $0.1 million write-off of deferred rent. As of September 30, 2013, the remaining balance on this restructuring obligation was $0.2 million, which we expect to pay through 2015.

In the third quarter of 2013, we approved and implemented a restructuring plan to reduce our workforce and close a facility in China and to exit our contract manufacturing activities in Malaysia.  The workforce reduction affected 67 employees, or approximately 3% of our total workforce, all of which were terminated prior to September 30, 2013. We recorded a restructuring charge of $1.1 million in the quarter ended September 30, 2013 of which $0.5 million was recorded in operating expenses with the remainder recorded in costs of goods sold.

Acquisition-related transaction costs

In connection with the NeoPhotonics Semiconductor acquisition we incurred $0.1 million and $5.3 million in acquisition-related transaction costs in the three and nine months ended September 30, 2013, respectively.  The costs related to investment banking, legal, accounting and other professional services and fees as well as transfer and acquisition taxes related to real property acquired.

We accounted for our acquisition of the NeoPhotonics Semiconductor assets and assumed liabilities as a business combination.  NeoPhotonics Semiconductor’s tangible and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the acquisition. See Note 5 “Business Combination” in our Notes to Condensed Consolidated Financial Statements for details.

Interest and other expense, net

Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts paid for interest on our bank and other borrowings. Other income (expense), net is primarily made up of government subsidies, and foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and of our subsidiaries in Japan is the JPY.  The foreign currency transaction gains and losses of our subsidiaries in China and Japan primarily result from their transactions in U.S. dollars.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Interest income	$66	$147	$(81)	-55%	$269	$424	$(155)	-37%
Interest expense	(251)	(135)	(116)	86%	(756)	(434)	(322)	74%
Other income (expense), net	115	154	(39)	-25%	(432)	(121)	(311)	257%
Total	$(70)	$166	$(236)	-142%	$(919)	$(131)	$(788)	602%

Total interest and other expense, net, increased by $0.2 million in the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Total interest and other expense, net, increased by $0.8 million in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The change in both periods was primarily related to higher interest expense due to additional borrowings and foreign exchange changes due to currency fluctuations. We expect our interest income to remain relatively modest given the low yields available in the marketplace and lower investable balances. See Note 7 “Debt” in our Notes to Condensed Consolidated Financial Statements for more information.

Income taxes

We conduct our business globally. Therefore, our operating income is subject to varying rates of tax in the United States, China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries has qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. The preferential rate applies to 2012-2013, and has been benefited for years 2008-2011 as well and we intend to reapply for the preferential rate for 2014-2016.

	Three Months Ended September 30,		Nine Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Provision for income taxes	$777	$571	$870	$888

Our income tax expense for the three and nine months ended September 30, 2013 was primarily related to income taxes of our non-U.S. operations.

Liquidity and capital resources

We have financed our operations through issuances of investment securities and from various lending arrangements. At September 30, 2013, our cash and cash equivalents totaled $43.7 million, and our short-term investments totaled $26.9 million. Cash and cash equivalents were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

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

Frequently, we also direct our banking partners to issue notes payable to our suppliers in China in exchange for accounts payable. Our Chinese subsidiaries’ banks issue the notes to vendors and issue payment to the vendors upon redemption. We owe the payable balance to the issuing bank. The notes payable are non-interest bearing and are generally due within six months of issuance. As a condition of the notes payable lending arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid by our subsidiaries in China. These balances are classified as restricted cash and included in prepaid expenses and other current assets on our consolidated balance sheets. As of September 30, 2013, our restricted cash totaled $1.6 million.

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

—

As of December 31, 2012, $8.0 million was outstanding under the revolving line of credit agreement and $0.0 million was available for borrowing. Borrowings under this facility bear interest at a rate of LIBOR plus 2%.

—

As of December 31, 2012, no amounts were outstanding under the equipment advance line advance and all $7.0 million was available for borrowing. Borrowings under this facility would bear interest at a rate of LIBOR plus 2%.

—	As of December 31, 2012, $14.2 million was outstanding under the acquisition advance and $5.8 million was available for borrowing. The advances bear interest at a rate of LIBOR plus 2%.

On March 21, 2013, we amended and restated the prior loan and security agreement in its entirety.  The components of the available credit facilities as of September 30, 2013 are as follows:

—

As of September 30, 2013, no amount was outstanding under the revolving line of credit agreement and all $20.0 million was available for borrowing subject to covenant requirements. Amounts are due on or before March 2016 and borrowings under this revolving line of credit include an interest rate option of a base rate as defined in the agreement plus 1.5% or LIBOR plus 2.5%. As of September 30, 2013 the rate on the LIBOR option was 2.68%.

—

As of September 30, 2013, $26.3 million was outstanding under the term loan of the credit facility and interest is payable quarterly in arrears; the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan include an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of September 30, 2013 the rate on the LIBOR option was 2.93%.

Our Credit Agreement requires the maintenance of specified financial covenants, including a liquidity ratio, restricts our ability to incur additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of the Company’s U.S. assets, other than intellectual property assets. Our ability to meet the financial covenants in future periods will depend on events beyond our control, and we cannot be assured that we will meet those requirements. A breach of any of these covenants in the future could have an adverse impact on availability of financial assurances. In addition, the amounts outstanding could also be subject to acceleration of maturity if we breach a covenant. If such acceleration were to occur, we may not have sufficient liquidity available to repay the indebtedness. As of September 30, 2013 and December 31, 2012, we were in compliance with the covenants contained in this agreement.

Subsequent to December 31, 2013, we executed a series of amendments to the Credit Agreement that modified certain covenants and extended the delivery date of our September 30, 2013 Quarterly Report on Form 10-Q and our amended March 31, 2013 and June 30, 2013 Quarterly Reports on Forms 10-Q/A.  The amendments also increased the applicable interest margins by 0.25% per annum.  Loans under the term loan facility bear interest equal to either the LIBOR rate, plus an applicable margin equal to 3.00% per annum, or a base rate (as defined) plus an applicable margin equal to 2.00% per annum.  Loans under the revolving loan facility bear interest at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum, or a base rate (as defined) plus an applicable margin equal to 1.75% per annum.  These new interest rate options will be in effect at least until the lender’s review of the Company’s June 30, 2014 financial statements.

Our subsidiaries in China have short-term line of credit facilities with several banking institutions. These short-term loans have an original maturity date of one year or less as of September 30, 2013. Amounts requested by us are not guaranteed and are subject to the banks’ funds and currency availability. The short-term loan agreements do not contain financial covenants. As of September 30, 2013, we had no short-term loans outstanding.

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

The table below sets forth selected cash flow data for the periods presented:

	Nine months ended September 30,
(in thousands)	2013	2012
Net cash used in operating activities	$(5,007)	$(7,377)
Net cash provided by (used in) investing activities	10,164	(20,115)
Net cash provided by financing activities	1,495	33,590
Effect of exchange rates on cash and cash equivalents	64	(4)
Net increase in cash and cash equivalents	$6,716	$6,094

Operating activities

Cash used in operating activities consists of our net loss adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation expense, write-down of inventory and the effect of changes in working capital and other activities.

During the nine months ended September 30, 2013, net cash used in operating activities was $5.0 million which was a $2.4 million decrease from the $7.4 million used in the nine months ended September 30, 2012.  Contributing to the decrease was an increase in accounts payable due to higher inventory purchases and payment timing differences during the latter part of the 2013 period and higher accrued and other current liabilities, mainly from the newly acquired NeoPhotonics Semiconductor business.  Operating cash flows also benefited from lower growth in inventory over the nine months ended September 30, 2013 compared to the same period in 2012. These factors were partially offset by a higher net loss and an increase in accounts receivable due to higher revenue in the 2013 quarter.

Investing activities

During the nine months ended September 30, 2013, net cash provided by investing activities was $10.2 million, which was a $30.3 million change from the $20.1 million used in investing activities during the nine months ended September 30, 2012.   The change was primarily due to net sales and maturities of marketable securities, partially offset by higher purchases of property and equipment and cash used to purchase NeoPhotonics Semiconductor in the 2013 period.

Financing activities

During the nine months ended September 30, 2013, net cash provided by financing activities was $1.5 million, which was a $32.1 million decrease from the $33.6 million provided by financing activities during the nine months ended September 30, 2012.  The 2012 period benefitted from $39.6 million generated from the private placement transaction.  Also contributing to the change was $4.1 million in net proceeds from our amended Credit Agreement in the 2013 period.

Contractual obligations and commitments

The following summarizes our contractual obligations as of September 30, 2013:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable (1)	$7,954	$7,954	$-	$-	$-
Short-term and long-term loan (2)	10,710	3,570	7,140	-	-
Debt obligations (3)	26,250	7,000	14,000	5,250	-
Retirement obligations (4)	6,102	46	595	1,470	3,991
Operating leases (5)	5,747	1,851	2,305	1,010	581
Purchase commitments (6)	31,780	31,780	-	-	-
Penalty payment derivative (7)	238	-	238	-	-
Asset retirement obligations (8)	832	-	-	-	832
	89,613	52,201	24,278	7,730	5,404
Expected interest payments (9)	1,651	792	808	51	-
Total commitments	$91,264	$52,993	$25,086	$7,781	$5,404
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

(4)

In connection with our acquisition of NeoPhotonics Semiconductor on March 29, 2013, we assumed two defined benefit plans that provide retirement benefits to the NeoPhotonics Semiconductor employees in Japan. The net pension liability was $6.1 million as of September 30, 2013.

(5)	We have entered into various non-cancelable operating lease agreements for our offices in China, U.S. and Japan.
(6)	We are obligated to make payments under various arrangements with suppliers for the procurement of goods and services.
(7)	See “Private placement transaction” below and Note 9 to the condensed consolidated financial statements.
(8)

We have an asset retirement obligation of $0.7 million associated with our facility lease in California, which expires in October 2019. This obligation is included in other noncurrent liabilities in the condensed consolidated balance sheet as of September 30, 2013. We also have a $0.1 million asset retirement obligation in Japan.

(9)	We calculate the expected interest payments based on our outstanding notes payable, loan and debt obligations at prevailing interest rates as of September 30, 2013.

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

Off-balance sheet arrangements

During the three and nine months ended September 30, 2013, we did not have any significant off-balance sheet arrangements.

Recent accounting pronouncements

See Note 1 “Basis of presentation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements on this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

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

We started to invest our excess cash in short-term and long-term marketable securities in 2011 to take advantage of higher yields generated by these investments. As of September 30, 2013, the gross unrealized gains or losses on our investments classified as available-for-sale were primarily due to increases or decreases in the fair value of the marketable securities as a result of changes in market interest rates. We have determined that the gross unrealized gains or losses on the available-for-sale securities at September 30, 2013 are temporary in nature. We may sell these marketable securities investments in the future to fund future operating needs. As a result, we recorded all our marketable securities in short-term investments as of September 30, 2013, regardless of the contractual maturity date of the securities.

We are exposed to market risk due to the possibility of changing interest rates associated with certain outstanding balances under our debt instruments. As of September 30, 2013, we did not have outstanding debt in China. As of September 30, 2013 and 2012, our U.S. debt was based on floating rates of interest and is subject to fluctuations in interest rates. As of September 30, 2013 and 2012, we had not hedged our interest rate risk.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A substantial portion of our business is conducted through our subsidiaries in China whose functional currency is the RMB. To the extent that transactions by our subsidiaries in China are denominated in currencies other than RMB, we bear the risk that fluctuations in the exchange rates of the RMB in relation to other currencies could decrease our revenue and increase our costs and expenses. During the three months ended September 30, 2013 and 2012, we recognized foreign currency transaction gains/(losses) of $0.1 million and $(0.1) million, respectively. During the nine months ended September 30, 2013 and 2012, we recognized foreign currency transaction gain/(losses) of $0.6 million and $(0.1) million, respectively. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. While we generate a significant portion of our revenue in RMB, a significant portion of our operating expenses are in U.S. dollars. Therefore depreciation in RMB against the U.S. dollar would negatively impact our revenue upon translation to the U.S. dollars but the impact on operating expenses would be less. For example, for the three and nine months ended September 30, 2013, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $2.2 million and $6.1 million decrease in our revenue, respectively, and a $0.1 million and 0.1 million decrease in our net loss, respectively. Comparatively, for the three and nine months ended September 30, 2012, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $2.5 million and $7.6 million decrease in our revenue, respectively, and a $0.3 million and $0.5 million decrease in our net income, respectively.

In connection with the NeoPhotonics Semiconductor acquisition in the first quarter of 2013, we recorded a note payable of $11.1 million. The payment is denominated in Japanese Yen. Any currency fluctuations may impact our results of operations in the period a payment is made.  Following the NeoPhotonics Semiconductor acquisition the number and volume of our transactions in Japanese Yen has grown which increases our exposure to potential volatility in this currency.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting.

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

As reported in Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our Chief Executive Officer and new Chief Financial Officer subsequently concluded that the following additional material weaknesses also existed as of March 31, 2013:

•

Control Environment — We did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of the our transactions and business operations, (ii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with the our financial reporting requirements, which resulted in erroneous judgments regarding the proper application of GAAP and (iii) insufficient corporate involvement to identify and resolve errors in recording transactions and financial results at our non-US subsidiaries. This control environment material weakness was exacerbated by our acquisition of NeoPhotonics Semiconductor in March 2013 and contributed to the following additional material weaknesses as well as the material weaknesses described above.

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

•

Preparation and review of consolidated financial statements — We did not maintain effective internal control over financial reporting related to the preparation and review of our consolidated financial statements.  Specifically, we did not execute controls related to the review of transactions and balances for proper classification in our balance sheet, statement of operations and statement of cash flows.  This material weakness resulted in the restatement of our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013.

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

While these steps have helped address some of the root causes of the material weaknesses noted above, they have not been sufficient to fully remediate the material weaknesses that existed as of September 30, 2013.  We intend to take the following additional steps to remediate these material weaknesses:

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

Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the periods covered thereby in all material respects.  To address the material weaknesses in our internal control over financial reporting, we also performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the U.S. District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and us, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the codefendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products. On March 23, 2010, we filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims asserting that Finisar has violated state and federal competition laws and violated our obligations to license on reasonable and non-discriminatory terms. On May 5, 2010, the court dismissed without prejudice all co-defendants (including us) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against us. On January 18, 2011, we and Finisar agreed to suspend our respective claims and not to refile the originally asserted claims against each other until at least 90 days after one or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. This tolling period expired on April 30, 2012. On May 3, 2012 we and Finisar agreed to further toll our respective claims until the refiling of certain of the previously asserted claims from this dispute. As a result, Finisar is permitted to bring a new lawsuit against us if it chooses to do so, and we may bring new claims against Finisar upon seven days written notice prior to filing such claims.

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

We have a history of losses and we may incur additional losses in future periods. As of September 30, 2013, our accumulated deficit was $278.0 million. We also expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our manufacturing facilities and research and development operations.

We have entered into lending arrangements that provide for some of the capital necessary to develop our business further and these lending arrangements contain various restrictions and financial covenants, including a covenant not to exceed a maximum ratio of funded debt to adjusted EBITDA on a quarterly basis. Significant additional losses in future periods could cause us to breach these covenants. A breach of any of these covenants or a failure to pay interest or indebtedness when due under any of these lending arrangements, could result in a variety of material adverse consequences.

Customer demand is difficult to accurately forecast and, as a result, we may be unable to optimally match production with customer demand, which could adversely affect our business and financial results.

We make planning and spending decisions, including determining the levels of business that we will seek and accept, production schedules, and inventory levels, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, necessitate higher or more restrictive procurement commitments, increase our manufacturing yield loss and scrapping of excess materials, and reduce our gross margin. We may not have sufficient capacity at any given time to meet the volume demands of our customers, or one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Conversely, a downturn in the markets in which our customers compete can cause, and in the past have caused, our customers to significantly reduce or delay the amount of products ordered from us or to cancel existing orders, leading to lower utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand due to market downturns or other reasons would have a material adverse effect on our gross margin, operating income and cash flow. For example, in the fourth quarter of 2012, we experienced an increase in manufacturing costs for one of our high speed products and separately, lower utilization of one of our water fabrication facilities, which adversely affected our gross margin in the fourth quarter of 2012 and first three quarters of 2013. We expect these impacts to continue through the remainder of 2013 and for 2014, which is expected to adversely affect our gross margins.

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

*We are dependent on Huawei Technologies, Alcatel-Lucent SA, Ciena and our other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In the nine months ended September 30, 2013, Huawei Technologies, Alcatel-Lucent SA and Ciena Corporation accounted for 26%, 14% and 16% of our revenue, respectively.  In fiscal year 2012, Huawei Technologies, Alcatel-Lucent SA and Ciena Corporation accounted for 36%, 16% and 15% of our revenue, respectively and our top ten customers represented 90.2% of our total revenue. As a result, the loss of, or a significant reduction in orders from Huawei Technologies, Alcatel-Lucent SA, Ciena Corporation or any of our other key customers would materially and adversely affect our revenue and results of operations. Adverse events affecting our customers could also adversely affect our revenue and results of operations (for instance, in 2009, the filing of a voluntary petition for bankruptcy protection by one of our customers, Nortel Networks Limited, prevented us from timely collection of our accounts receivable from that customer). In addition, network equipment vendors serving the communications networks industry may continue to consolidate, and we may not be able to offset any potential decline in revenue arising from consolidation of our existing customers with revenue from new customers.

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

The communications networks industry is highly competitive. Our competitors range from large, international companies offering a wide range of products to smaller companies specializing in niche markets. In addition, we believe that a number of companies have developed or are developing planar light wave, indium phosphide, or MEMS-based PIC devices and other products that compete directly with our products. Current and potential competitors may have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us in specific product lines or as a whole.

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

In particular we have developed new technologies and products that we believe are key components in our customers’ systems for 4 100Gbps data transmission. The emergence of technologies and products from our competitors and their success in competing against our technologies and products for 100Gbps data transmission could render our existing products uncompetitive from a pricing standpoint, obsolete or otherwise unmarketable.

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

Additionally, manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Capacity constraints, raw materials shortages, logistics issues, labor shortages, the introduction of new product lines, rapid increases in production demands and changes in customer requirements, manufacturing facilities or processes, or those of some third party contract manufacturers and suppliers of raw materials and components have historically caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross margin on, and our production capacity for, those products. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in our experiencing lower yields, gross margin and production capacity. Our ability to maintain sufficient manufacturing yields is particularly challenging with respect to PICs due to the complexity and required precision of a large number of unique manufacturing process steps. Manufacturing yields for PICs can also suffer if contaminated materials or materials that do not meet highly precise composition requirements are inadvertently utilized. Because a large portion of our PIC manufacturing costs are fixed, PIC manufacturing yields have a substantial effect on our gross margin. Lower than expected manufacturing yields could also delay product shipments and decrease our revenue. It can be hard to cost-effectively increase our production output rapidly, and we can experience yield loss and excess material scrap, which can increase our cost of goods sold and harm our profitability. Also, if we do not have sufficient demand for our PIC-based products our cost of goods sold can increase as the fixed costs of our fabrication facilities are spread over lower production. For example, in the fourth quarter of 2012, we experienced such increased costs with one of our high speed products and one of our wafer fabrication facilities. These higher costs continued in 2013 and are expected to continue through 2014, and could re-occur due to these or other reasons, in the future.

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

Almost all of our products are manufactured internally. However we also rely upon contract manufacturers in China, Japan and other Asia locations to produce the finished portion of a few of our products. Our reliance on a contract manufacturer for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality/controls and costs. If one of our contract manufacturers is unable to meet all of our customer demand in a timely fashion, this could have a material adverse effect on the revenue from our products. If the contract manufacturer for one of our product were unable or unwilling to manufacture such product in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to our internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products would require us to reduce our supply of products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these products and cause us to forego potential revenue opportunities.

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

Product development delays may result from numerous factors, including:

—	changing product specifications and customer requirements;
—	unanticipated engineering complexities;
—	difficulties in reallocating engineering resources and overcoming resource limitations; and
—	changing market or competitive product requirements.

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

Participants in the markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors. In addition, from time to time, we have been notified that we may be infringing certain patents or other intellectual property rights of others. Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. In addition, there can be no assurance that third parties will not assert infringement claims against us. While we believe that our products do not infringe in any material respect upon intellectual property rights of other parties and/or meritorious defense would exist with respect to any assertions to the contrary, we cannot be certain that our products would not be found infringing the intellectual property rights of others. Intellectual property claims against us could invalidate our proprietary rights and force us to do one or more of the following:

—	obtain from a third party claiming infringement a license to sell or use the relevant technology, which may not be available on reasonable terms, or at all;
—	stop manufacturing, selling, incorporating or using our products that use the challenged intellectual property;
—	pay substantial monetary damages; or
—	expend significant resources to redesign the products that use the technology and to develop non-infringing technology.

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

—

difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

—	difficulties in realizing our expectations for the financial performance of the target company;
—	difficulties in supporting and transitioning customers, if any, of the target company;
—	difficulties in managing and integrating different cultures with respect to our international acquisitions;
—	dependence or reliance on subcontractors or suppliers to the acquired company that may not have been fully qualified or evaluated for their position in supplying the acquired company previously;
—	diversion of financial and management resources from existing operations;
—	the incurrence of debt to provide capital for any cash-based acquisitions;
—

the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

—	risks of entering new markets in which we have limited or no experience;
—	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;
—	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products;
—	exposure to environmental liabilities that have not yet been discovered associated with acquired businesses’ facilities;
—	expenses, distractions and actual or threatened claims or litigation resulting from acquisitions, whether or not they are completed;
—	inability to generate sufficient revenue to offset increased expenses association with any acquisition;
—

issues arising from weaknesses or deficiencies in internal controls over financial reporting for acquired businesses that were not previously subject to internal control requirements of a U.S. public company;

—	in the event of international acquisitions, risks associated with accounting and business practices that are different from applicable U.S. practices and requirements; and
—	dilutive effect on our stock as a result of any equity-based acquisitions.

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

In connection with our acquisitions of Santur and OCU, we have integrated the commercial operations and personnel into our existing infrastructure. If there are unexpected difficulties in our integration of these acquired businesses, the anticipated benefits of the transaction may not be realized or may take longer to realize than expected. The anticipated benefits of the acquisition could be materially reduced by a number of factors, including the following:

—	the future revenue and gross margins of the acquired products may be materially different from those we originally anticipated;
—	we could incur material unanticipated expenses;
—	acquired products may not achieve the performance levels or specifications required by our customers;
—	claims or lawsuits may arise from the acquisition transaction or from their previous business operations;
—	we may experience difficulties in managing inventory and other operational processes in facilities that we acquire or lease as a result of the acquisitions;
—

we may experience difficulties in implementing effective internal controls over financial reporting as part of our integration actions, particularly since neither of these businesses were historically subject as a stand-alone entity to the internal control requirements of a U.S. public company;

—	potential growth, expected financial results, perceived synergies and anticipated opportunities may not be realized through the ongoing integration actions;
—	we may face competition from existing customers as well as new competitors;
—	some existing customers of OCU may view our larger company as a competitor, and therefore may reduce or end their purchases of OCU products for competitive reasons;
—	Japanese customers of OCU, who had previously been buying from OCU as a Japanese supplier, could choose to find another Japanese supplier rather than buying products from a U.S.-headquartered company;
—

a potential decline in revenues could occur from OCU’s legacy products for network applications that are declining within our customer base (such as OCU’s gallium arsenide integrated circuits for 10G network applications)

—

we could have difficulty implementing and maintaining financial reporting requirements for OCU’s previous business operations, which have not previously been previously audited nor subject to the internal compliance structure of a U.S. public company;

—	we could have difficulty implementing our existing management, production and accounting software and programs for OCU’s previous business operations;
—	we could incur additional costs associated with known and unknown environmental contamination of the real estate acquired from OCU; and
—	we could incur costs associated with new export or compliance issues associated with OCU products.

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

In connection with our raising capital in an April 2012 private placement of common stock, we have established a wholly-owned subsidiary and company operations in the Russian Federation. The establishment of successful operations in the Russian Federation will require capital expenditure over the next two years, and will be in part dependent on the cooperation of the Russian government and other third parties. If there are delays in our efforts to establish operations in the Russian Federation, the anticipated benefits of our Russian expansion may not be realized or may take longer to realize than expected. The anticipated benefits of our Russian expansion could be materially reduced by a number of factors, including the following:

—	the future revenue and gross margins of products produced in the Russian Federation may be materially different from those we originally anticipated;
—	we could incur material unanticipated expenses; and
—	we could have difficulty managing a business in the Russian Federation, where we did not previously have a material business presence.

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

Our planned Russian expansion could also be delayed or adversely affected by direct or indirect events arising out of the recent crisis in Ukraine.  For instance, any trade restrictions or economic sanctions that may be imposed by the United States or other countries as a consequence of Russia’s recent or future involvement in Ukraine could harm our business in the Russian Federation.  Furthermore, we could be adversely affected by any actions taken by Russia in response to U.S. or international sanctions, such as restrictions place by Russia on U.S. companies doing business in Russia.

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations is based in Shenzhen and Dongguan, China as well as our having additional operations in Japan and Canada. We are also in the process of establishing operations in Russia. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

—	difficulties in staffing, managing and supporting operations in more than one country;
—	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
—	fewer legal protections for intellectual property in foreign jurisdictions;

—	compliance with local regulations;
—	foreign and U.S. taxation issues and international trade barriers;
—	general economic and political conditions in the markets in which we operate;
—	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;
—	fluctuations in foreign economies;
—	fluctuations in the value of foreign currencies and interest rates;
—	trade and travel restrictions;
—	outbreaks of avian flu, Severe Acute Respiratory Syndrome, or SARS, H1N1 swine flu or other contagious disease;
—	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future;
—	difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act; and
—	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

Negative developments in any of these areas in China, Japan, Russia or other countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business. In addition, although we maintain an anti-corruption compliance program throughout our company, violations of our compliance program may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business.

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

*We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

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

As reported in Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our Chief Executive Officer and new Chief Financial Officer subsequently concluded that the following additional material weaknesses also existed as of March 31, 2013:

●

Control Environment — We did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of the our transactions and business operations, (ii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with the our financial reporting requirements, which resulted in erroneous judgments regarding the proper application of GAAP and (iii) insufficient corporate involvement to identify and resolve errors in recording transactions and financial results at our non-US subsidiaries. This control environment material weakness was exacerbated by our acquisition of NeoPhotonics Semiconductor in March 2013 and contributed to the following additional material weaknesses as well as the material weaknesses described above.

●

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

●

Preparation and review of consolidated financial statements — We did not maintain effective internal control over financial reporting related to the preparation and review of our consolidated financial statements.  Specifically, we did not execute controls related to the review of transactions and balances for proper classification in our balance sheet, statement of operations and statement of cash flows.  This material weakness resulted in the restatement of our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013.

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

As of December 31, 2012, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $205.3 million and $144.9 million, respectively. As these net operating losses have not been utilized, a portion began to expire in 2012 and will continue to expire further in the current and future years. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized.

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

In August 2012, the U.S. Securities and Exchange Commission adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding reporting obligations for the use of conflict minerals originating in the Democratic Republic of the Congo and adjoining countries, and beginning on January 1, 2013, we became subject to these reporting obligations. In connection with these requirements, we have been contacted by several customers and suppliers regarding the new conflict mineral rules and reporting obligations and continue to work with these customers and suppliers to implement any necessary or requested compliance programs. As a result of these new rules, our results in operations may suffer for a variety of reasons, including:

—	difficulty in obtaining supplies that are conflict-free;
—	shipping delays or the cancellation of orders for our products;
—	costs associated with the implementation of the conflict minerals reporting obligations; and
—	reputational damage in the event that we determine our products do incorporate conflict minerals or cannot be verified as not incorporating conflict minerals.

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

We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. We operate in an industry, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:

—	invest in our research and development efforts, including by hiring additional technical and other personnel;
—	expand our operating or manufacturing infrastructure;
—	acquire complementary businesses, products, services or technologies; or
—	otherwise pursue our strategic plans and respond to competitive pressures.

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

Risks related to our operations in China

Our business operations conducted in China are critical to our success. A total of $121.2 million, or 49%, of our revenue in 2012 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our property, plant and equipment, 46% as of September 30, 2013, is located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has experienced higher costs due to increased wages. We were required to pay additional employee benefits taxes beginning in late 2010 and were subject to increases in the minimum wage for hourly workers in 2011, 2012 and 2013. We expect that we will be subject to further increases in personnel costs and taxes in the future due to market conditions and/or government mandates. If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

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

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

—	fluctuations in demand for our products;
—	the timing, size and product mix of sales of our products;
—	changes in our pricing and sales policies or the pricing and sales policies of our competitors;
—	our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner and that meet customer requirements;
—	quality control or yield problems in our manufacturing operations;
—	our ability to timely obtain adequate quantities of the components used in our products;
—	length and variability of the sales cycles of our products;
—	unanticipated increases in costs or expenses; and
—	fluctuations in foreign currency exchange rates.

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

*Our failure to comply with conditions required for our common stock to be listed on the NYSE could result in delisting of our common stock from the NYSE and have a significant negative effect on the value and liquidity of our securities as well as other matters.

As a result of our failure to timely file this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 (the “Quarterly Report”), we were not in full compliance with the NYSE Listed Company Manual, Section 802.01E, which required us to file our Quarterly Report on or before November 12, 2013 (the “Filing Due Date”). We expect to have cured this deficiency by filing this Quarterly Report. We are required to comply with the NYSE Listed Company Manual as a condition for our common stock to continue to be listed on the NYSE.  If we are unable to comply with such conditions, then our shares of common stock are subject to delisting from the NYSE.

If our common stock is delisted from the NYSE, such securities may be traded over-the-counter on the “pink sheets.”   The alternative market, however, is generally considered to be less efficient than, and not as broad as, the NYSE.   Accordingly, delisting of our common stock from the NYSE could have a significant negative effect on the value and liquidity of our securities. In addition, the delisting of such stock could adversely affect our ability to raise capital on terms acceptable to us or at all.   In addition, delisting of our common stock may preclude us from using exemptions from certain state and federal securities regulations.

*Our failure to prepare and file timely our periodic reports with the SEC may make it more difficult for us to access the public markets to raise debt or equity capital.

We did not file this Quarterly Report within the time frame required by the SEC.  As a result of our failure to file this Quarterly Report by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Exchange Act), we are not eligible to file a Form S-3 registration statement to conduct public offerings until our filings with the SEC have been timely made for a full year.  Our ineligibility to use Form S-3 during this time period may have a negative impact on our ability to quickly access the public capital markets because we would be required to file a long-form registration statement and wait for the SEC to declare such registration statement effective. This may limit our ability to access the public markets to raise debt or equity capital.  Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business.

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

As of December 31, 2013, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 59% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

—	providing for a classified board of directors with staggered, three-year terms;
—	not providing for cumulative voting in the election of directors;
—	authorizing our board of directors to issue, without stockholder approval, preferred stock rights senior to those of common stock;
—	prohibiting stockholder action by written consent;
—	limiting the persons who may call special meetings of stockholders; and
—	requiring advance notification of stockholder nominations and proposals.

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

NeoPhotonics Corporation
Date:	April 9, 2014	By:	/S/ CLYDE RAYMOND WALLIN
Clyde Raymond Wallin
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.

3.2(2)	Amended and Restated Bylaws of NeoPhotonics Corporation.

4.1†	Specimen Common Stock Certificate of NeoPhotonics Corporation.

4.2†	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.

4.3†	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.

10.1+	Consulting Agreement by and between FLG Partners, LLC and NeoPhotonics Corporation, dated August 29, 2013.

10.2+	Transition Agreement with James D. Fay, dated August 29, 2013.

10.3+	2013 Executive Officer Bonus Program.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+	Management compensatory plan or arrangement.
†	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333- 166096), and incorporated herein by reference.
(1)	Filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35061), filed with the SEC on February 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-166096), filed with the SEC on November 22, 2010, and incorporated herein by reference.
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