Form 10-K
period 2013-12-31
NEOPHOTONICS CORP
filed 2014-06-04
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting Company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2013, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2013 (based upon the closing sale price of the Registrant’s common stock on the New York Stock Exchange), was approximately $178,623,115. This calculation excludes 10,415,286 shares held by directors, executive officers and stockholders affiliated with our directors and executive officers.

As of May 27, 2014, the Registrant had 31,780,761 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

NEOPHOTONICS CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

PART I

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

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

BUSINESS

Overview

We are a leading designer and manufacturer of photonic integrated circuits (PIC) -based optoelectronic modules and subsystems for bandwidth-intensive, high-speed communications networks.

Our products are designed to enable cost-effective, high-speed data transmission and efficient allocation of bandwidth over communications networks. We have a portfolio of over 40 product families, including products that enable data transmission at 10 gigabits per second, or Gbps, to 100Gbps and above, including for high speed coherent networks, agility products such as drop modules for use in ROADM, or reconfigurable add/drop multiplexer, nodes and tunable lasers that are used to dynamically allocate bandwidth to adjust for traffic patterns, and access products that provide high-bandwidth connections to more devices and people over fixed and wireless networks.

Our PIC technology utilizes proprietary design elements that provide optical functionality on a silicon or III-V compound semiconductor chip and includes active PIC design elements including lasers, modulators and photodiodes. Our PIC devices can integrate many more functional elements than discretely packaged components, enabling increased functionality in a small form factor while reducing packaging and interconnection costs, increasing reliability and reducing power requirements. In addition, the cost advantages of PIC-based components are similar to the economics of semiconductor wafer mass manufacturing, where the marginal cost of producing an incremental chip is much less than that of a discrete component.

We have research and development and wafer fabrication facilities in San Jose and Fremont, California and in Tokyo, Japan which coordinate with our research and development and manufacturing facilities in Shenzhen and Wuhan, China, and Ottawa, Canada. We utilize proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing capabilities. We sell our products to the leading network equipment vendors globally.

We were incorporated in the State of Delaware in October 1996 as NanoGram Corporation, and we changed our name to NeoPhotonics Corporation in 2002. Our principal offices are located at 2911 Zanker Road, San Jose, CA 95134, USA and our telephone number is +1 (408) 232-9200. Our website address is www.neophotonics.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

In October 2011, we acquired Santur Corporation, or Santur, a designer and manufacturer of optical indium phosphide (InP)-based PIC products and in March 2013, we acquired the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd. (OCU) in Japan, a leading provider of lasers, drivers, and detectors for high speed 100Gbps applications. OCU is now known as NeoPhotonics Semiconductor.

In the first quarter of 2012, we completed the sale of a component of our business, Shenzhen Photon Broadband Technology Co., Ltd., or Broadband, a subsidiary in China. We sold Broadband because the nature of Broadband’s business, the development and sale of hybrid fiber coaxial subsystems for cable television transmission, was different than our core technology and strategy.

Our solutions

We offer a broad portfolio of products that are critical in enabling speed, agility and access across communications networks. The key benefits of our solutions include:

—

Enabling high speed 100Gbps and above communications network implementation through large scale integration. Our products are designed to simplify communications network deployments by delivering high levels of functional integration through our PIC solutions, which combine multiple discrete elements onto integrated semiconductor chips. Our PIC-based approach is designed to enable us to deliver the increased performance necessary for data transmission at 100Gbps, while also being designed to enhance reliability, reduce cost and increase density.

—

Enabling service providers and datacenter operators to cost-effectively deploy and rapidly scale high-bandwidth capacity networks. Our solutions are designed to be compatible with existing network architectures and enable incremental system upgrades, enabling service providers to rapidly and efficiently scale network capacity and cost-effectively deploy enhanced services over existing optical fiber infrastructure.

—

Simplifying communications networks implementation through large scale integration. Our products are designed to simplify communications networks deployments by delivering high levels of functional integration through our PIC solutions, which combine multiple discrete elements on integrated semiconductor chips. Our PIC-based approach is designed to enable us to deliver the increased performance necessary for data transmission at 100Gbps and above, while also being designed to reduce cost, physical size and power requirements.

—

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

—

Satisfying our customers’ quality and volume requirements. We believe we are one of the highest volume PIC manufacturers in the world and have the ability to grow our capacity to meet customer demand. Our Tokyo, Japan, Silicon Valley (San Jose and Fremont), California and China-based manufacturing facilities utilize semiconductor manufacturing techniques, such as statistical process control and wafer scale fabrication, which are designed to produce our products in high volume at nanoscale tolerances with high yields.

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

Photonic integrated circuits (PICs). We have developed a set of proprietary design elements that provide optical functionality on silicon and other integrated compound semiconductor chips including indium phosphide, or InP, gallium arsenide, or GaAs, and silicon germanium, or SiGe, for drivers and related high-speed electronic optical control functions. We utilize micron and sub-micron scale structures of multiple precision-doped silica planar waveguides and InP waveguides to fabricate functional elements such as integrated optical filters, switches and variable attenuators. By increasing the level of material doping in our planar waveguides, or by using different materials such as InP, we decrease the size of our functional elements, thereby creating a path for larger scale integration of multiple elements in the same chip area. We integrate these functional design elements into optical circuits to achieve a desired functionality and specification that is incorporated in our products.

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

Products

We have a broad portfolio of over 40 product families, including high-speed products that enable data transmission at rates of 10Gbps to 100Gbps and above, agility products such as drop modules for use in ROADM nodes that dynamically allocate bandwidth to adjust for volatile traffic patterns, and access products that provide high-bandwidth connections to more devices and people over fixed and wireless networks. Our products can be categorized into groups including High Speed, Agility, Access and Other Telecom.

High Speed

High Speed refers to the ability to transmit data at high data rates. A key limitation of network capacity is the amount of data that can be transmitted through a single wavelength on a fiber from one point to another. To address this limitation, we have a portfolio of products enabling data transmission at speeds of 10Gbps, 40Gbps, 100Gbps and above.

Product Category	Product Description
100Gbps Products

Products that enable the transmission of data at speeds of 100Gbps. Products for coherent transmission include integrated coherent receivers (ICR), coherent mixers, integrated coherent transmitters (ICT) and narrow linewidth tunable lasers (NLW-TL). Transceiver products include 100Gbps CFP, CFP2 and CFP4 modules.

DWDM Tunable Lasers

DWDM tunable lasers that offer up to 96 channels at 20mW or 35mW and are tunable over the C or L bands. Tunable laser products include narrow line width tunable lasers (NLW-TL) and integrated tunable laser assemblies (ITLA), which are designed to be used in 40Gbps and 100Gbps coherent systems.

TLMZ

Tunable Laser Mach Zehnder (TLMZ) modulator devices combine a DWDM tunable laser with a 10G modulator to constitute a tunable Transmitter Optical Sub-Assembly (T-TOSA) for 10G transponder applications.

High Speed Transceivers	Transmits data into or receives data from optical fiber and includes SFP+ and XFP modules for 10Gbps, and CFP, CFP-2 and CFP4 modules for 40Gbps and 100Gbps, with transmission distances up to 80 km.

EML Lasers and Drivers	Externally modulated lasers (EML) and laser drivers generate specific wavelengths of light at data rates of 10 Gbps, 25 Gbps or 40 Gbps.

APDs and TIAs	Avalanche photodiodes (APD) and transimpedance (TIA) amplifiers for use in OC-192 and above applications.

Agility

Agility refers to the tunability and re-configurability of products to support efficient bandwidth allocation for growing and changing traffic patterns over communications networks. We provide a portfolio of products that enable network agility.

Product Category	Product Description
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

Access

Access refers to the ability to provide high-bandwidth connections to more devices and people over fixed and wireless networks. We offer a portfolio of products for wireless backhaul applications, fiber-to-the-home networks and point to point networks, shown below.

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

Athermal AWGs and Splitters

Products for outdoor use connecting up to 64 end users to a single optical fiber which include splitters with split ratios ranging from 1x4 to 2x64 and AWGs for use in WDM-PON systems. These products do not require active compensation for temperature changes.

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

Customers

We focus on a global customer base of network equipment vendors and their affiliates that we refer to as our Tier 1 customers. These customers include:

— ADVA AG Optical Networking Ltd. — Alcatel-Lucent SA — Ciena Corporation — Cisco Systems, Inc. — Coriant Gmbh & Co. KG	— ECI Telecom Ltd. — FiberHome Technologies Group — Fujitsu Limited — Huawei Technologies Co., Ltd. — Juniper Networks, Inc.	— Mitsubishi Electric Corporation — NEC Corporation — Telefonaktiebolaget LM Ericsson — ZTE Corporation

We also sell our products to numerous other customers globally.

In 2013, 2012 and 2011, our ten largest customers accounted for 86%, 90% and 91% of our total revenue, respectively. For the year ended December 31, 2013, Huawei Technologies Co., Ltd., or Huawei Technologies, Ciena Corporation, and Alcatel-Lucent SA accounted for 27%, 16% and 14% of our total revenue, respectively. For the year ended December 31, 2012, Huawei Technologies, Ciena Corporation and Alcatel-Lucent SA accounted for 36%, 15% and 16% of our total revenue, respectively. For the year ended December 31, 2011, Huawei Technologies accounted for 51% of our total revenue. No other customers accounted for 10% or more of our total revenue in any year presented. We focus on increasing our penetration of our Tier 1 customers by adding design wins across our product families.

Sales and marketing

We operate a sales model that focuses on alignment with our customers through coordination of our sales, product application engineering and manufacturing teams. Our sales and marketing organizations support our strategy of increasing product penetration with our Tier 1 customers while also serving our broader customer base. Our sales cycles typically require a significant amount of time and a substantial expenditure of resources before we can realize revenue from the sale of products. The length of our sales cycle, from initial request to design win, is typically 6 to 12 months for an existing product and 12 to 18 months or longer for a new product.

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

Research and development

We have product development and product sustaining engineering teams in Silicon Valley (San Jose and Fremont, California), Tokyo, Japan, and Shenzhen and Wuhan, China. In our Silicon Valley and Tokyo facilities we conduct PIC research, development and product roadmap definitions. In our Shenzhen facilities, we conduct new product development, manufacturing and process engineering, quality control, continuous improvement and cost reduction relating to product manufacturing, assembly and test. In our Wuhan, China and Ottawa, Canada facilities we conduct new product development. We have invested and expect to continue to invest significant time and capital into our research and development operations. Research and development expenses were $45.9 million, $38.3 million and $30.9 million in 2013, 2012 and 2011, respectively.

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

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights and trade secret laws. We have filed applications for patents to protect certain of our intellectual property in the U.S. and in other countries, including Australia, Canada, Japan, Korea, Hong Kong, China, The Russian Federation, India, Taiwan and several European Union countries. As of December 31, 2013, we had 535 issued patents, expiring between 2014 and 2032, covering various aspects of our technologies. We believe our patents and other intellectual property rights have value, but we do not consider any single patent to be essential to our business. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and through the use of appropriate confidentiality agreements.

Because our U.S. and Japan patents do not afford any intellectual property protection in China, where we have substantial operations, we also seek to secure, to the extent possible, intellectual property protections in China. While we have issued patents and pending patent applications in China, portions of our intellectual property portfolio are not yet protected by patents in China. Moreover, the level of protection afforded by patent and other laws in China may not be comparable to that afforded in the U.S. or in Japan. See “Risk factors—Risks related to our business—If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operation could be materially harmed.”

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

Manufacturing, assembly and test

We have manufacturing operations in the U.S., Japan and China. Our wafer fabrication operations are located in our San Jose and Fremont, California facilities, as well as in our Japan facilities, and include chip design, clean room fabrication, integration and related facilities for PICs. Our manufacturing, assembly and test operations are located in our Shenzhen and Dongguan, China facilities, and in Silicon Valley, California and include clean room fabrication, general manufacturing and assembly and test operations utilizing production expertise and cost-effective volume capabilities. Our operations in Shenzhen have primary responsibility for assembly and test of our PIC-based products, in addition to small scale assembly and test of PIC-based products in Silicon Valley, California. Our operations in Dongguan focus on high volume transceiver products. We have quality control processes and quality management methods in our internal manufacturing operations. Certain of our products are designed and qualified to meet applicable Telcordia Technologies, Inc., TÜV SÜD America Inc. and Underwriters Laboratories Inc. standards. Our manufacturing facilities in Shenzhen are third-party certified to TL 9000, ISO 9001, ISO 14001 and OHSAS 18000 standards and our facilities in Tokyo, Japan, and San Jose and Fremont, California are certified to ISO 9001 standards. We also use contract manufacturers from time to time for the production of some of our products. In 2013, a substantial portion of our tunable lasers were manufactured at Venture Electronic Systems in Penang, Malaysia. Since January 2014, these products have been manufactured in our Shenzhen, China facility. We also use contract manufacturers in Japan, China and other Asia locations for the backend manufacturing of our certain products.

We use suppliers from the U.S., China, Japan and other locations. Although there are multiple sources for most of the component parts of our products, some components are sourced from single or, in some cases, limited sources. For example, various types of adhesives are sourced from various manufacturers which presently are sole sources for these particular adhesives. We typically do not have written agreements with the majority of these component manufacturers to guarantee the supply of the key components used in our products.

Backlog

Sales of our products generally are made pursuant to purchase orders, often with short lead times. These purchase orders are typically made without deposits and may be subject to revision or cancellation. The quantities actually purchased by our customers, as well as the shipment schedules, are frequently revised to reflect changes in our customers’ needs and in our supply of products.

In 2013, we had more customers using vendor managed inventory (“VMI”) compared to 2012. VMI is product which we manufacture at a customer’s request, then ship to its facility or a designated contract manufacturer for the customer, to be held until it is used by the customer. We maintain title to vendor managed inventory until the customer uses the inventory. At that time the customer takes title to the products, it reports the consumption to us and we recognize the revenue for the product sale. The increased use of VMI by our customers may increase the possibility of changes to our backlog since customers may consume VMI more quickly or more slowly than we had planned.

Because of the possibility of changes in delivery or acceptance schedules, cancellations, modifications or price reductions with limited or no penalties and the increasing use by customers of VMI, we do not believe that backlog is a firm or reliable indicator of our future revenue and do not rely on backlog to manage our business or evaluate our performance. Changes in the amount of our backlog do not necessarily reflect a corresponding change in the level of actual or potential sales.

Financial Information by Geographic Region

For information regarding our revenue and long-lived assets by geographic region, see Note 17 to the Consolidated Financial Statements. For risks relating to our operations see “Item 1A. Risk Factors” and particularly the risks under the caption “Risks related to our operations in China” and the risk factors “Our future results of operations may be subject to volatility as a result of exposure to fluctuations in foreign exchange rates, primarily the Chinese Renminbi (RMB) and Japanese Yen (JPY) exchange rates”, “We face a variety of risks associated with international sales and operations, which if not adequately managed could adversely affect our business and financial results” and “We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets”.

Competition

The market for optical communications systems is highly competitive. While no single company competes against us in all of our product areas, our competitors range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We believe the principal competitive factors in this market are:

—	ability to provide leading edge technologies for high speed communications;
—	ability to design and manufacture high quality, reliable products, including customized solutions;
—	breadth of product solutions;
—	price to performance characteristics;
—	financial stability;
—	ability to quickly and consistently produce in high volume and high quality;
—	ability to meet customers’ specific requirements;
—	ability to meet customer lead time demands; and
—	depth of relationships with and proximity to key customers globally.

We believe we compete favorably with respect to these factors. We believe our principal competitors include Accelink Technologies Co., Ltd., Avago Technologies Limited, Emcore Corporation, Finisar Corporation, JDS Uniphase Corporation, NTT Electronics Corporation, Source Photonics, Inc., Oclaro, Inc., and Sumitomo Electric Device Innovations, Inc.

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

We also face competition from some of our customers, including Huawei Technologies, who evaluate our capabilities against the merits of manufacturing products internally. These customers may have the ability to manufacture competitive products at a lower cost than we would charge as a result of their higher levels of integration. As a result, these customers may purchase less of our products and there would be additional pressure to lower our selling prices which, accordingly, would negatively impact our revenue and gross margin.

Employees

As of December 31, 2013, we had 2,094 employees and non-employee contractors, of which 291 were based in our corporate headquarters in California, 1,678 were based in China, 8 were based in Canada, 2 were based in Malaysia, 112 were based in Japan and 3 were based in Russia.

None of our U.S. employees are represented by a labor union. Chinese law allows that all employees be members of a union that is overseen by the People’s Republic of China. The majority of the employees in our Japanese subsidiaries are also members of a union. We have never experienced employment-related work stoppages and we consider our employee relations to be good.

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

Additionally, increasing efforts to control emissions of greenhouse gases, or GHG, may also impact us. For example, our semiconductor manufacturing operations in California use perfluorocarbons, which are classified as a high global warming potential greenhouse gas. Under California’s recently enacted Global Warming Solutions Act, we designed and installed additional pollution control equipment at our San Jose, California, manufacturing plant to reduce our perfluorocarbon emissions beginning in 2012. As of December 31, 2012 and continuing through December 31, 2013, our San Jose and Fremont, California, manufacturing facilities were in compliance with the Global Warming Solutions Act. In the U.S., the Environmental Protection Agency has announced a finding relating to GHG emissions that may result in promulgation of federal GHG air quality standards. The U.S. Congress has considered various options, including a cap and trade system which would impose a limit and a price on GHG emissions and establish a market for trading GHG credits. China has recently agreed to join the Copenhagen Climate Accord, a voluntary (and non-binding) GHG agreement. Globally, negotiations for a treaty to succeed the 1997 Kyoto Protocol Treaty are ongoing, and it is not yet known whether (or on what terms) agreement will be reached on a successor treaty. Additional restrictions, limits, taxes, or other controls on GHG emissions could significantly increase our operating costs and, while it is not possible to estimate the specific impact any final GHG regulations will have on our operations, there can be no assurance that these measures will not have significant additional impact on us. In addition, some of our operations might be affected by the physical impacts of climate change. For example, some of our facilities are located in coastal areas that might be vulnerable to changes in sea level.

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

We have a history of losses and we may incur additional losses in future periods. As of December 31, 2013, our accumulated deficit was $282.4 million. We also expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our manufacturing facilities and research and development operations.

Customer demand is difficult to accurately forecast and, as a result, we may be unable to optimally match production with customer demand, which could adversely affect our business and financial results.

We make planning and spending decisions, including determining the levels of business that we will seek and accept, production schedules, and inventory levels, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, necessitate higher or more restrictive procurement commitments, increase our manufacturing yield loss and scrapping of excess materials, and reduce our gross margin. We may not have sufficient capacity at any given time to meet the volume demands of our customers, or one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Conversely, a downturn in the markets in which our customers compete can cause, and in the past have caused, our customers to significantly reduce or delay the amount of products ordered from us or to cancel existing orders, leading to lower utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand due to market downturns or other reasons would have a material adverse effect on our gross margin, operating income and cash flow. For example, in the fourth quarter of 2012, we experienced an increase in manufacturing costs for one of our high speed products and separately, lower utilization of one of our water fabrication facilities, which adversely affected our gross margin in the fourth quarter of 2012 and each quarter of 2013.

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

We are dependent on Huawei Technologies, Alcatel-Lucent SA, Ciena and our other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In 2013, Huawei Technologies, Alcatel-Lucent SA and Ciena Corporation accounted for 27%, 14% and 16% of our revenue, respectively, and our top ten customers represented 86% of our total revenue. In the year 2012, Huawei Technologies, Alcatel-Lucent SA and Ciena Corporation accounted for 36%, 16% and 15% of our revenue, respectively and our top ten customers represented 90% of our total revenue. As a result, the loss of, or a significant reduction in orders from Huawei Technologies, Alcatel-Lucent SA, Ciena Corporation or any of our other key customers would materially and adversely affect our revenue and results of operations. Adverse events affecting our customers could also adversely affect our revenue and results of operations.

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

The communications networks industry is highly competitive. Our competitors range from large, international companies offering a wide range of products to smaller companies specializing in niche markets. In addition, we believe that a number of companies have developed or are developing planar light wave, indium phosphide, high speed drivers or MEMS-based PIC devices and other products that compete directly with our products. Current and potential competitors may have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us in specific product lines or as a whole.

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

Additionally, manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Capacity constraints, raw materials shortages, logistics issues, labor shortages, the introduction of new product lines, rapid increases in production demands and changes in customer requirements, manufacturing facilities or processes, or those of some third party contract manufacturers and suppliers of raw materials and components have historically caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross margin on, and our production capacity for, those products. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in our experiencing lower yields, gross margin and production capacity. Our ability to maintain sufficient manufacturing yields is particularly challenging with respect to PICs due to the complexity and required precision of a large number of unique manufacturing process steps. Manufacturing yields for PICs can also suffer if contaminated materials or materials that do not meet highly precise composition requirements are inadvertently utilized. Because a large portion of our PIC manufacturing costs are fixed, PIC manufacturing yields have a substantial effect on our gross margin. Lower than expected manufacturing yields could also delay product shipments and decrease our revenue. It can be hard to cost-effectively increase our production output rapidly, and we can experience yield loss and excess material scrap, which can increase our cost of goods sold and harm our profitability. Also, if we do not have sufficient demand for our PIC-based products our cost of goods sold can increase as the fixed costs of our fabrication facilities are spread over lower production. For example, in the fourth quarter of 2012 and in 2013, we experienced such increased costs with one of our high speed products and one of our wafer fabrication facilities. These higher costs are expected to continue through 2014, and could re-occur due to these or other reasons, in the future.

We are subject to the cyclical nature of the markets in which we compete and any future downturn may reduce demand for our products and revenue.

The markets in which we compete are tied to the aggregate capital expenditures of telecommunications service providers as they build out and upgrade their network infrastructure. These markets are highly cyclical and characterized by constant and rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, including recently to varying degrees in China, the U.S. and Europe, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles—for both manufacturers’ and their customers’ products—or in response to over or under purchasing of inventory by our customers relative to ultimate carrier demand, and with declining general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

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

Our future success as a provider of modules and subsystems to leading network equipment vendors depends on their continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including cloud services, mobile video and data services, wireless 4G/LTE services, HD and 3D entertainment services, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless network-attached devices, including smartphones, laptops, netbooks, tablet computers, PCs, e-readers, televisions and gaming devices that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high-speed communications networks and the ability of network equipment vendors to meet this demand. Growth in demand for communications networks is limited by several factors, including an evolving regulatory environment and uncertainty regarding long-term sustainable business models. We cannot be certain that demand for bandwidth-intensive content will continue to grow in the future. If expectations for growth of communications networks and bandwidth consumption are not realized and investment in communications networks does not grow as anticipated, our business could be harmed.

We depend upon outside contract manufacturers for a portion of the manufacturing process for some of our products. Our operations and revenue related to these products could be adversely affected if we encounter problems with this contract manufacturer.

Almost all of our products are manufactured internally. However we also rely upon contract manufacturers in China, Japan and other Asia locations to provide back-end manufacturing and produce the finished portion of a few of our products. Our reliance on a contract manufacturer for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality/controls and costs. If one of our contract manufacturers is unable to meet all of our customer demand in a timely fashion, this could have a material adverse effect on the revenue from our products. If the contract manufacturer for one of our product were unable or unwilling to manufacture such product in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to our internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products would require us to reduce our supply of products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these products and cause us to forego potential revenue opportunities.

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

Our success and ability to implement our business strategy depends upon the continued contributions of our senior management team and others, including senior management in foreign subsidiaries and our technical and operations employees in all locations. Our future success depends, in part, on our ability to attract and retain key personnel, including our senior management and others, and on the continued contributions of members of our senior management team and key technical and operations personnel, each of whom would be difficult to replace. The loss of services of members of our senior management team or key personnel or the inability to continue to attract and retain qualified personnel could have a material adverse effect on our business. Competition for highly skilled technical and operations people where we operate is extremely intense, and we continue to face challenges identifying, hiring and retaining qualified personnel in many areas of our business. If we fail to retain our senior management and other key personnel or if we fail to attract additional qualified personnel, our business could suffer.

The communications networks industry has long product development cycles requiring us to incur product development costs without assurances of an acceptable investment return.

The communications networks industry is highly capital-intensive. Large volumes of equipment and support structures are installed with considerable expenditures of funds and other resources, and long investment return period expectations. At the component supplier level, these cycles create considerable, typically multi-year, gaps between the commencement of new product development and volume purchases. Accordingly, we and our competitors often incur significant research and development and sales and marketing costs for products that, initially, will be purchased by our customers long after much of the cost is incurred and, in some cases, may never be purchased due to changes in industry or customer requirements in the interim.

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

Policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation, unauthorized use or other infringement of our intellectual property rights. Further, we may not be able to effectively protect our intellectual property rights from misappropriation or other infringement in foreign countries where we have not applied for patent protections, and where effective patent, trademark, trade secret and other intellectual property laws may be unavailable, or may not protect our proprietary rights as fully as U.S. or Japan law. Particularly, our U.S. patents do not afford any intellectual property protection in China, Japan, Canada or other Asia locations where we have company operations, or in Russia, where we intend to expand operations. We seek to secure, to the extent possible, comparable intellectual property protections in China and other areas in which we operate. However, while we have issued patents and pending patent applications in China, portions of our intellectual property portfolio are not yet protected by patents in China. Moreover, the level of protection afforded by patent and other laws in countries such as China and Russia may not be comparable to that afforded in the U.S. or Japan.

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

As part of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary businesses, products, services or technologies that we believe could accelerate our ability to compete in our existing markets or allow us to enter new markets. Any of these transactions could be material to our financial condition and results of operations. For instance, in October 2011, we completed the acquisition of Santur Corporation, a designer and manufacturer of InP-based PIC products, and in March 2013 we completed the acquisition of the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd., now known as NeoPhotonics Semiconductor. If we fail to properly evaluate or integrate acquisitions, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

Acquisitions involve numerous risks, any of which could harm our business, including:

—

difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

—	difficulties in realizing our expectations for the financial performance of the target company;
—	difficulties in supporting and transitioning customers, if any, of the target company;
—	difficulties in managing and integrating different cultures with respect to our international acquisitions;
—	dependence or reliance on subcontractors or suppliers to the acquired company that may not have been fully qualified or evaluated for their position in supplying the acquired company previously;
—	diversion of management time and potential business disruption;
—	the incurrence of debt to provide capital for any cash-based acquisitions;
—

the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

—	risks of entering new markets in which we have limited or no experience;
—	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

—	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products;
—	exposure to environmental liabilities that have not yet been discovered associated with acquired businesses’ facilities;
—	expenses, distractions and actual or threatened claims or litigation resulting from acquisitions, whether or not they are completed;
—	unexpected capital expenditure requirements
—	inability to generate sufficient revenue to offset increased expenses association with any acquisition;
—

issues arising from weaknesses or deficiencies in internal controls over financial reporting for acquired businesses that were not previously subject to internal control requirements of a U.S. public company;

—	in the event of international acquisitions, risks associated with accounting and business practices that are different from applicable U.S. practices and requirements;
—	dilutive effect on our stock as a result of any equity-based acquisitions;
—	incurring potential writeoffs, contingent liabilities and amortization expense; and,
—	opportunity costs of committing capital to such acquisitions.

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

Failure to realize the anticipated benefits from our acquisition of Santur and NeoPhotonics Semiconductor may affect our future results of operations and financial condition.

In connection with our acquisitions of Santur and NeoPhotonics Semiconductor, we have integrated the commercial operations and personnel into our existing infrastructure. If there are unexpected difficulties in our integration of these acquired businesses, the anticipated benefits of the transaction may not be realized or may take longer to realize than expected. The anticipated benefits of the acquisition could be materially reduced by a number of factors, including the following:

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
—

some existing customers of NeoPhotonics Semiconductor may view our larger company as a competitor, and therefore may reduce or end their purchases of NeoPhotonics Semiconductor products for competitive reasons;

—

Japanese customers of NeoPhotonics Semiconductor, who had previously been buying from OCU as a Japanese supplier, could choose to find another Japanese supplier rather than buying products from a U.S.-headquartered company;

—

a potential decline in revenues could occur from NeoPhotonics Semiconductor’s legacy products for network applications that are declining within our customer base (such as NeoPhotonics Semiconductor’s gallium arsenide integrated circuits for 10G network applications)

—

we could have difficulty implementing and maintaining financial reporting requirements for NeoPhotonics Semiconductor’s previous business operations, which have not previously been previously audited nor subject to the internal compliance structure of a U.S. public company;

—	we could have difficulty implementing our existing management, production and accounting software and programs for NeoPhotonics Semiconductor’s previous business operations;
—	we could incur additional costs associated with known and unknown environmental contamination of the real estate acquired from NeoPhotonics Semiconductor; and
—	we could incur costs associated with new export or compliance issues associated with NeoPhotonics Semiconductor products.

The occurrence of any or all of these events may have an adverse effect on our business and results of operations.

Natural disasters, terrorist attacks or other catastrophic events could harm our operations and our financial results.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters and wafer fabrication facility in Silicon Valley, California and our Tokyo, Japan facility are located near major earthquake fault lines, and our manufacturing facilities are located in Shenzhen and Dongguan, China, areas that are susceptible to typhoons. Further, a terrorist attack, including one aimed at energy or communications infrastructure suppliers, could hinder or delay the development and sale of our products. In the event that an earthquake, tsunami, typhoon, terrorist attack or other natural or man-made catastrophe were to destroy any part of our facilities, destroy or disrupt vital infrastructure systems or interrupt our operations or the facilities or operations of our suppliers or customers for any extended period of time, our business, financial condition and results of operations would be materially and adversely affected. We are not insured against many natural disasters, including earthquakes.

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

In connection with our raising capital in an April 2012 private placement of common stock, we have established a wholly-owned subsidiary and company operations in the Russian Federation. The establishment of successful operations in the Russian Federation will require capital expenditure in 2014 and 2015, and will be in part dependent on the cooperation of the Russian government and other third parties. If there are delays in our efforts to establish operations in the Russian Federation, the anticipated benefits of our Russian expansion may not be realized or may take longer to realize than expected. The anticipated benefits of our Russian expansion could be materially reduced by a number of factors, including the following:

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

We are exposed to foreign exchange risks. Foreign currency fluctuations may adversely affect our revenue and our costs and expenses, and hence our results of operations. A substantial portion of our business is conducted through our subsidiaries based in China, whose functional currency is the RMB and Japan, whose functional currency is the JPY. The value of the RMB against the U.S. dollar and other currencies and the value of the JPY against the U.S. dollar and other currencies fluctuate and are affected by, among other things, changes in political and economic conditions.

The People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals. Since July 21, 2005, the RMB has no longer been pegged solely to the value of the U.S. dollar. Instead, the RMB is now pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 1.0% each day (which may further widen in the future). This change in policy has resulted in approximately 36% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2013. In the long term, the RMB may appreciate or depreciate significantly in value against the U.S. dollar, depending upon the fluctuation of the basket of currencies against which it is currently valued, or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the RMB against the U.S. dollar.

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statements of operations. To the extent that transactions by our subsidiaries in China and Japan are denominated in currencies other than the RMB and JPY, we bear the risk that fluctuations in the exchange rates of the RMB and JPY in relation to other currencies could decrease our revenue or increase our costs and expenses, therefore having an adverse effect on our future results of operations.

While we generate a significant portion of our revenue in RMB and JPY, a majority of our operating expenses are in U.S. dollars. Therefore depreciation in RMB or JPY against the U.S. dollar would negatively impact our revenue upon translation to U.S. dollars but the impact on operating expenses would be less. For example, for the year ended December 31, 2013, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $7.8 million decrease in our revenue and a $0.2 million increase in our net loss and a 10% depreciation in JPY would have resulted in a $0.8 million decrease in our revenue and a $0.03 million increase in our net loss.

We also transact in other currencies that have had historical volatility, including Russian Rubles. Fluctuations in the exchange rates of these currencies may cause us to recognize additional transaction gains or losses which could impact our results of operations.

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

The following material weaknesses in our internal control over financial reporting were identified during 2013 and had not been remediated at December 31, 2013 :

—

Control Environment — We did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of our transactions and business operations, (ii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with our financial reporting requirements, which resulted in erroneous judgments regarding the proper application of GAAP and (iii) insufficient corporate involvement to identify and resolve errors in recording transactions and financial results at our non-US subsidiaries. This control environment material weakness was exacerbated by our acquisition of NeoPhotonics Semiconductor in March 2013 and contributed to the following additional material weaknesses.

—

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

—

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

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. Since the year ended December 31, 2011, we have been required to comply with the internal control requirements of the Sarbanes-Oxley Act of 2002. In addition, we may experience difficulties in implementing effective internal controls over financial reporting as part of our integration of NeoPhotonics Semiconductor. NeoPhotonics Semiconductor was not subject as a stand-alone entity to the internal control requirements of a U.S. public company. We could also experience unanticipated additional operating costs in implementing and managing effective internal controls over financing reporting at the NeoPhotonics Semiconductor facilities and operations, which could adversely affect our financial performance.

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

We may be subject to disruptions or failures in information technology systems and network infrastructures that could have a material adverse effect on our business and financial condition.

We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. A disruption, infiltration or failure of our information technology systems as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. Any of these events could harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.

Covenants in our credit facilities may limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic or industry conditions.

We have lending arrangements with several financial institutions, including a revolving credit and term loan agreement with Comerica Bank and East-West Bank in the U.S. Our U.S. revolving credit and term loan agreement requires us to maintain certain financial covenants, including a liquidity ratio and a quarterly ratio of funded debt to adjusted EBITDA, and restricts our ability to take certain actions such as incurring additional debt, paying dividends, or engaging in certain transactions like mergers and acquisitions, investments and asset sales.  On May 19, 2014 we executed an amendment to the credit agreement that waived testing of certain covenants for compliance,  including the debt to EBITDA covenant, provided that we maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access.  We intend to work with the bank to restructure the credit agreement, including the covenant requirements.  In the absence of a restructured agreement, we believe we will have difficulty complying with the existing debt to EBITDA covenant for at least the next twelve months.

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

As of December 31, 2013, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $238.0 million and $155.6 million, respectively. As these net operating losses have not been utilized, a portion will begin to expire in 2014 and will continue to expire further in the current and future years. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized and increases in future tax liabilities.

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

Our Japan operations are subject to local environmental laws and regulations, and our failure to fully comply with all applicable environmental laws and regulations could negatively affect our operations and our future results.

Following our acquisition of NeoPhotonics Semiconductor, we now own and operate a semiconductor facility in Japan which is subject to local environmental laws and regulations, including the Japanese Environmental Quality Standards (“JEQS”) and the Water Pollution Control Law (“Water Law”), which includes provisions for periodic monitoring of groundwater quality. The JEQS provides guidelines for specified substances in groundwater, primarily including metals and volatile organic compounds, include some that are either used in our operations or have been used in our facilities in prior years. In addition, the Soil Contamination Countermeasures Law includes regulatory standards for many of the same substances regulated under the Water Law, some that are either used in our operations or have been used in our facilities in prior years. Should any of these regulated materials be detected in local water or soil, we could be subject to local law remedies, which could affect our ability to operate or could negatively affect our results of operations.

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

Risks related to our operations in China

Our business operations conducted in China are critical to our success. A total of $122.4 million, or 43%, of our revenue in 2013 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our property, plant and equipment, 48% as of December 31, 2013, is located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

Adverse changes in economic and political policies in China, or Chinese laws or regulations could have a material adverse effect on business conditions and the overall economic growth of China, which could adversely affect our business.

The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China’s economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. Moreover, the laws, regulations and legal requirements in China, including the laws that apply to foreign-invested enterprises are relatively new and are subject to frequent changes. The interpretation and enforcement of such laws is uncertain. Any adverse changes to these laws, regulations and legal requirements, including tax laws, or their interpretation or enforcement, or the creation of new laws or regulations relating to our business, could have a material adverse effect on our business. For example, the Chinese government’s recent crackdown on alleged price fixing and bribery of local officials by multinational companies could signal a broad trend toward elevated scrutiny of foreign corporations operating in the country.

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

Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our subsidiaries in China may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Currently, we have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential rate applied to 2013, 2012 and 2011. We realized benefits from this 10% reduction in tax rate of $0.2 million, $0.9 million and $0.5 million for 2013, 2012 and 2011, respectively. We intend to renew the preferential rate for 2014. In order to retain the preferential rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

Our subsidiaries in China may be subject to restrictions on dividend payments, on making other payments to us or any other affiliated company, and on borrowing or allocating tax losses among our subsidiaries.

Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital, as well as to allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. As of December 31, 2013, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. The statutory common reserves are not distributable as cash dividends except in the event of liquidation. In addition, current Chinese regulations prohibit inter-company borrowings or allocation of tax losses among subsidiaries in China. Further, if our subsidiaries in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Accordingly, we may not be able to move our capital easily, which could harm our business.

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

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rules establish procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise. We may seek to expand our business in part by acquiring complementary businesses. Complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

Chinese companies have historically not adopted a western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. Most of our middle management staff and some of our top management staff in China are not educated and trained in the western system, and we may have difficulty hiring new employees in China with experience and expertise relating to accounting principles generally accepted in the U.S. and U.S. public-company reporting requirements. As a result of these factors, we may experience difficulty in maintaining management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. public-company reporting requirements. We may, in turn, experience difficulties in maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. This may result in material weaknesses in our internal controls which could impact the reliability of our consolidated financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act. Any such material weaknesses or lack of compliance with SEC rules and regulations could result in restatements of our historical consolidated financial statements, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded. This could lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a material adverse effect on our reputation and business.

See also the risk factor “If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.”

Our consolidated affiliated entities in China are audited by auditors who are not inspected by the Public Company Accounting Oversight Board and, as such, you are deprived of the benefits of such inspection.

Publicly traded companies in the United States are audited by independent registered public accounting firms registered with the U.S. Public Company Accounting Oversight Board, or the PCAOB, and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because the auditors of our consolidated affiliated entities in China are located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, such auditors are not currently inspected by the PCAOB. On May 24, 2013, the PCAOB announced that it had entered into a memorandum of understanding on enforcement cooperation with the China Securities Regulatory Commission and the Ministry of Finance of China that establishes a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations in the United States and China. However, direct PCAOB inspections of independent registered accounting firms in China are still not permitted by Chinese authorities.

Inspections of auditing firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating our Chinese auditor’s audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

Proceedings instituted by the SEC against five China-based accounting firms could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act.

In December 2012, the SEC instituted proceedings under Rule 102(e)(1)(iii) of the SEC’s Rules of Practice against five China-based accounting firms, including the China affiliate of our independent registered public accounting firm, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ work papers related to their audits of certain China-based companies that are publicly traded in the United States. On January 23, 2014, the administrative law judge presiding over the proceedings issued an initial decision denying the ability of the China affiliates of four accounting firms, including the China affiliate of our independent registered public accounting firm, to practice before the SEC for six months. This initial decision is subject to appeal. While we cannot predict the final outcome of the SEC’s proceedings, if the China affiliate of our independent registered public accounting firm were denied, temporarily or permanently, the ability to practice before the SEC, and we are unable to find timely another registered public accounting firm in China which can audit the financial statements of our consolidated affiliated entities in China, our current independent registered public accounting firm may not be able to issue a report on our financial statements and our financial statements could be determined to not be in compliance with the requirements for financial statements of public companies with a class of securities registered under the Exchange Act. Such a determination could ultimately lead to the delisting of our common stock from the NYSE, which event would effectively terminate the trading market for our common stock, and to the SEC’s revoking the registration of our common stock pursuant to Section 12(j) of the Exchange Act, in which event broker-dealers thereafter would be prohibited from effecting transactions in, or inducing the purchase or sale of, our common stock.

The turnover of direct labor in manufacturing industries in China is high, which could adversely affect our production, shipments, and results of operations.

Employee turnover of direct labor in the manufacturing sector in China is typically high and retention of such personnel is a challenge to companies located in or with operations in China. Although direct labor cost does not represent a high proportion of our overall manufacturing costs, direct labor is required for the manufacture of our products. If our direct labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our direct labor turnover rates, then our results of operations could be adversely affected.

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

We are subject to the Foreign Corrupt Practice Act of 1977, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make significant sales in China. China also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents or distributors, even though they may not always be subject to our control. Although we have implemented policies and procedures to discourage these practices by our employees, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Our failure to comply with conditions required for our common stock to be listed on the NYSE could result in delisting of our common stock from the NYSE and have a significant negative effect on the value and liquidity of our securities as well as other matters.

As a result of our failure to timely file this Annual Report on Form 10-K as well as our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, we are not in full compliance with the NYSE Listed Company Manual, Section 802.01E. We believe we will cure this deficiency by our filing this Annual Report and our expected filing of the Quarterly Report. We are required to comply with the NYSE Listed Company Manual as a condition for our common stock to continue to be listed on the NYSE. If we are unable to comply with such conditions, then our shares of common stock are subject to delisting from the NYSE.

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

Our failure to prepare and file timely our periodic reports with the SEC may make it more difficult for us to access the public markets to raise debt or equity capital.

We did not file our Annual Report within the time frame required by the SEC. As a result of our failure to file this Annual Report by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Exchange Act), we are not eligible to file a Form S-3 registration statement to conduct public offerings until our filings with the SEC have been timely made for a full year. Our ineligibility to use Form S-3 during this time period may have a negative impact on our ability to quickly access the public capital markets because we would be required to file a long-form registration statement and wait for the SEC to declare such registration statement effective. This may limit our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business.

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

As of December 31, 2013, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 55% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

Our properties consist primarily of owned and leased office and manufacturing facilities. Our corporate headquarters are located in San Jose, California and our manufacturing facilities are primarily located in Shenzhen and Dongguan, China. The following schedule presents the approximate square footage of our facilities as of December 31, 2013:

Location	Square Feet	Commitment and Use
San Jose, California (1)	63,526	Leased; 2 buildings used for corporate headquarters offices and wafer fabrication.
Fremont, California	73,175	Leased; 2 buildings used for wafer fabrication and research and development.
Shenzhen, China (2)	236,715	Owned; 1 building and 1 floor of a building. Used for manufacturing, research and development, and sales and marketing.
Shenzhen, China	81,580	Leased; 3 buildings used for staff dormitory.
Dongguan, China	93,517	Leased; 2 buildings used for manufacturing and staff dormitory.
Tokyo, Japan	13,351	Owned; 1 building used for manufacturing, research and development and marketing.

(1)	One building, 24,212 square feet has been sub-leased until October 2015.
(2)	The owned floor of the building in Shenzhen, representing 23,361 square feet, was leased to a tenant effective February 2014.

In addition, we lease a number of smaller offices for warehouse, manufacturing, research and other functions.

ITEM 3.	LEGAL PROCEEDINGS

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

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the U.S. District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and us, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the co-defendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products. On March 23, 2010, we filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims asserting that Finisar has violated state and federal competition laws and violated its obligations to license on reasonable and non-discriminatory terms. On May 5, 2010, the court dismissed without prejudice all co-defendants (including us) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against us. On January 18, 2011, we and Finisar agreed to suspend their respective claims and not to refile the originally asserted claims against each other until at least 90 days after one or more specified events occur resulting in the partial or complete resolution of litigation involving the same Finisar patents between Oplink Communications, Inc. and Finisar. This tolling period expired on April 30, 2012. On May 3, 2012 we and Finisar agreed to further toll their respective claims until the refiling of certain of the previously asserted claims from this dispute. As a result, Finisar is permitted to bring a new lawsuit against us if it chooses to do so, and we may bring new claims against Finisar upon seven days written notice prior to filing such claims.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of May 27 , 2014, there were approximately 160 holders of record of our common stock (not including beneficial holders of our common stock holder in street names). We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, consent from our existing credit facility lender in the U.S., and other factors our board of directors may deem relevant.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	Low	High
Fiscal Year 2013:
First Quarter	$4.79	$6.09
Second Quarter	$4.75	$8.81
Third Quarter	$6.20	$9.77
Fourth Quarter	$5.31	$7.98
Fiscal Year 2012:
First Quarter	$4.50	$6.38
Second Quarter	$3.92	$5.50
Third Quarter	$4.67	$6.08
Fourth Quarter	$4.90	$5.99

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

	NeoPhotonics	S&P 500	NASDAQ Telecom
02/02/11	$100	$100	$100
12/31/11	$35	$96	$83
12/31/12	$43	$109	$84
12/31/13	$53	$142	$105

For equity compensation plan information refer to Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

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

We derived the consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

In the fourth quarter of 2011, we initiated a plan to sell a component of our business, Shenzhen Photon Broadband Technology Co., Ltd. (Broadband), a subsidiary in China. In January 2012, we entered into a purchase agreement with a third party to dispose of our 100% equity interest in Broadband for a total cash consideration of RMB 13.0 million ($2.1 million), and the transaction closed in March 2012. As such, the net assets of Broadband were classified as held-for-sale in our consolidated balance sheets and the results of operations associated with Broadband were presented as discontinued operations in our consolidated statements of operations for all periods presented through 2012.

	Years ended December 31,
Consolidated Statement of Operations Data:	2013 (2)	2012	2011 (1)	2010	2009
	(in thousands, except per share data)
Revenue	$282,242	$245,423	$201,029	$177,679	$145,286
Cost of goods sold	217,069	184,163	150,944	123,373	106,833
Gross profit	65,173	61,260	50,085	54,306	38,453
Operating expenses (3)	98,846	78,167	78,551	47,812	41,222
Income (loss) from operations	(33,673)	(16,907)	(28,466)	6,494	(2,769)
Interest and other income (expense), net (4)	538	599	14,231	(533)	(593)
Provision for income taxes	(1,204)	(1,364)	(1,155)	(2,289)	(1,465)
Income (loss) from continuing operations	$(34,339)	$(17,672)	$(15,390)	$3,672	$(4,827)
Basic and diluted net income (loss) per share from continuing operations attributable to NeoPhotonics Corporation common stockholders: (5)	$(1.11)	$(0.62)	$(1.45)	$—	$(2.60)

	Years ended December 31,
Consolidated Balance Sheet Data:	2013	2012	2011	2010	2009
	(in thousands)
Cash and cash equivalents	$57,101	$36,940	$32,321	$24,659	$41,781
Short-term investments	17,916	64,301	54,063	—	—
Working capital (6)	124,298	152,374	124,199	44,129	44,167
Total assets	302,227	295,632	277,049	172,495	162,248
Long-term debt (including current portion)	34,475	22,167	27,166	8,836	8,147
Redeemable convertible preferred stock (7)	—	—	—	211,541	205,450
Common stock and additional paid-in capital (7)(8)	447,546	438,934	392,854	93,354	91,899
Total equity (deficit)	176,811	202,680	173,654	(109,638)	(119,582)

(1)	We acquired Santur on October 12, 2011 and its results of operations are included from the date of acquisition.

(2)	We acquired NeoPhotonics Semiconductor on March 29, 2013 and its results of operations are included from the date of acquisition.
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

(5)	See Note 6 to the Consolidated Financial Statements for a description of our calculation of net income (loss) per share.
(6)	Working capital is defined as total current assets less total current liabilities.
(7)

In connection with the closing of our initial public offering in February 2011, all of the shares of Series 1, Series 2, Series 3 and Series X preferred stock outstanding automatically converted into shares of common stock.

(8)

The December 31, 2012 balance reflects a revision related to the accounting for a $5.0 million penalty payment in connection with the sale of common stock in a private placement transaction in April, 2012. See Note 1 to the Consolidated Financial Statements.

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

We have research and development and wafer fabrication facilities in San Jose and Fremont, California and in Tokyo, Japan which coordinate with our research and development and manufacturing facilities in Shenzhen and Wuhan, China and Ottawa, Canada. We utilize proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing capabilities. We sell our products to the leading network equipment vendors globally, including ADVA AG Optical Networking Ltd., Alcatel-Lucent SA, Ciena Corporation, Cisco Systems, Inc., Coriant Gmbh & Co. KG (formerly Nokia Siemens Networks B.V.), ECI Telecom Ltd., FiberHome Technologies Group, Fujitsu Limited, Huawei Technologies, Juniper Networks, Inc., Mitsubishi Electric Corporation, NEC Corporation, Telefonaktiebolaget LM Ericsson and ZTE Corporation. We refer to these companies as our Tier 1 customers.

In October 2011, we acquired Santur, a designer and manufacturer of Indium Phosphide (InP) based PIC products. The acquisition of Santur enhances the Company’s position in PIC-based modules and subsystems for high speed networks.

In January 2012, we entered into a purchase agreement with a third party to divest our 100% equity interest in Shenzhen Photon Broadband Technology Co., Ltd. (Broadband) for a total cash consideration of RMB 13.0 million ($2.1 million), and the transaction closed in March 2012. The results of operations associated with Broadband are presented as discontinued operations in our consolidated statements of operations in 2011 and 2012. Unless otherwise indicated, all discussions relate to our continuing operations.

On April 27, 2012, we issued and sold approximately 4.97 million shares of our common stock in a private placement transaction at a price of $8.00 per share for a gross proceeds amount of approximately $39.8 million. We intend to use the amount received for general corporate purposes. The shares of common stock are restricted from transfer pursuant to a lockup agreement for up to two years, at the end of which we are obligated to file one or more registration statements covering the potential resale of the shares of common stock. Because we did not timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2013 and this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we are currently ineligible to file the required registration statement on Form S-3 within the original time frame and we have requested an extension from the purchaser. In connection with this private placement transaction, we agreed to certain performance obligations, including establishing a wholly-owned subsidiary in the Russian Federation and making a $30.0 million investment commitment towards our Russian operations. See—Liquidity and Capital Resources, Contractual Obligations and Commitments and Note 14 to the Consolidated Financial Statements.

On March 29, 2013, we acquired the semiconductor optical components business unit of LAPIS Semiconductor Co., Ltd., now known as NeoPhotonics Semiconductor. NeoPhotonics Semiconductor is a leading provider of lasers, drivers, and detectors for high speed 100Gbps applications and is located in Tokyo, Japan.

In 2013, our revenue growth of 15% over the prior-year was driven primarily by demand for our 100Gbps speed products, as carriers continued to accelerate deployment of high capacity optical transport networks and by our acquisition of NeoPhotonics Semiconductor, many of whose products are 100Gbps. We operated a sales model that focused on direct alignment with our customers through coordination of our sales, product engineering and manufacturing teams. Our sales and marketing organizations supported our strategy of increasing product penetration with our Tier 1 customers while also serving our broader customer base. We used a direct sales force in the U.S., China, Canada, Israel, Japan, Russia and the European Union. These individuals worked with our product engineers, and product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs. We also engaged independent commissioned representatives worldwide to extend our global reach.

We expect continued volume growth for our 100Gbps products; however at declining prices due to the results of our annual customer negotiations and new entrants into the market.  We expect to continue experiencing competition from companies that range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We anticipate macroeconomic conditions, including the slow recovery in the U.S., European sovereign debt issues, and concerns relating to inflation in China, could impact our results.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and cash flow, and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, stock-based compensation expense, impairment analysis of goodwill and long-lived assets, valuation of inventory, purchased intangibles, warranty liabilities and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

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

We recognize revenue when the product is shipped and title has transferred to the buyer. We bear all costs and risks of loss or damage to the goods up to that point. On most orders, our terms of sale provide that title passes to the buyer upon shipment by us. In certain cases, our terms of sale may provide that title passes to the buyer upon delivery of the goods to the buyer. Revenue related to the sale of consignment inventory at customer vendor managed locations is not recognized until the product is pulled from inventory stock by customers. Payments made to third-party sales representatives are recorded to sales and marketing expense and not a reduction of revenue as the sales agent services they provide have an identifiable benefit and are made at similar rates of other sales agent service providers. Shipping and handling costs are included in the cost of goods sold. We present revenue net of sales taxes and any similar assessments.

Stock-based compensation expense

We grant stock options, stock purchase rights, stock appreciation units and restricted stock units to employees, directors and consultants. The stock-based awards are accounted for at fair value as of the measurement date. For stock options and restricted stock units, the measurement date is the grant date and for stock purchase rights the measurement date is the first day of the offering period. Stock appreciation units are subject to re-measurement each reporting period.

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

We generally account for stock-based compensation using the Black-Scholes-Merton option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the option-pricing models change, our stock-based compensation expense could change on our consolidated financial statements.

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

Valuation of inventories

We record inventories at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventories in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs which would be charged to cost of goods sold. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles. Write-downs of excess and obsolete inventory are charged to cost of goods sold. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, it will result in lower costs and higher gross margin for those products. Any write-downs would have an adverse impact on our gross margin. During the years ended December 31, 2013, 2012 and 2011, we recorded excess and obsolete inventory charges of $3.2 million, $3.1 million and $0.6 million, respectively.

Warranty liabilities

We provide warranties to cover defects in workmanship, materials and manufacturing of our products for a period of one to two years to meet stated functionality specifications. From time to time, we have agreed, and may agree, to warranty provisions providing for extended terms or with a greater scope. We test products against specified functionality requirements prior to delivery, but we nevertheless from time to time experience claims under our warranty guarantees. We accrue for estimated warranty costs under those guarantees based upon historical experience, and for specific items at the time their existence is known and the amounts are determinable. We charge a provision for estimated future costs related to warranty activities to cost of goods sold based upon historical product failure rates and historical costs incurred in correcting product failures. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin and profitability would be adversely affected. We recorded warranty expense of $1.5 million, $0.1 million and $0.4 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

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

Results of operations

The following table presents certain Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2013	2012	2011
Revenue	100%	100%	100%
Gross profit	23%	25%	25%
Operating expenses	35%	32%	39%
Loss from operations	(12)%	(7)%	(14)%
Interest and other income (expense), net	—%	—%	7%
Loss before income taxes	(12)%	(7)%	(7)%
Net loss	(12)%	(7)%	(7)%

Revenue

(in thousands, except percentages)	2013	% Change 2012 to 2013	2012	% Change 2011 to 2012	2011
Total revenue	$282,242	15%	$245,423	22%	$201,029

We sell substantially all of our products to original equipment manufacturers, or OEMs. We recognize revenue upon delivery of our products to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in Chinese Renminbi (“RMB”), Japanese Yen (“JPY”) and U.S. dollars. Revenue is driven by the volume of shipments and may be impacted by pricing pressures. We have generated most of our revenue from a limited number of customers. Given the high concentration of network equipment vendors in our industry, our top ten customers represented 86%, 90% and 91% of our revenue in 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, Huawei Technologies, Ciena Corporation and Alcatel-Lucent SA accounted for 27%, 16% and 14% of our revenue, respectively. For the year ended December 2012, Huawei Technologies, Ciena Corporation and Alcatel-Lucent SA accounted for 36%, 15% and 16% of our total revenue, respectively. For the year ended December 31, 2011, Huawei accounted for 51% of our total revenue. No other customers accounted for 10% or more of our total revenue in any year presented. For the year ended December 31, 2013, 2012 and 2011, our sales from our China-based subsidiaries, the majority of which were denominated in RMB were 31%, 49% and 64%, respectively.

Total revenue increased by $36.8 million in 2013 compared to 2012, representing a 15% increase. This increase was primarily attributable to a $44.9 million increase in revenue from our high speed 100Gbps and 40Gbps products, including a significant contribution from the newly acquired NeoPhotonics Semiconductor in Japan, partially offset by a decrease in revenue contribution from our legacy products. In 2013, high speed products were up 69% over 2012, while our Access products were down 13% from 2012.

Total revenue increased by $44.4 million in 2012 compared to 2011, representing a 22% increase. This increase in revenue was primarily attributable to growth in our high speed 100Gbps and 40Gbps products which generally have higher average selling prices as compared to more mature products. Our high speed 100Gbps products grew more than 300% from 2011 to 2012. On a global basis, in 2012 we experienced greater revenue growth from Western customers compared to customers located in China, while in 2011 the increase in revenue was primarily realized in China and to a lesser extent in the U.S.

In 2014, we expect continued growth in revenue from our 100Gbps products. We also expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in orders from our largest customers, including Alcatel-Lucent, Ciena and Huawei Technologies, or any of our other key customers would materially affect our revenue and results of operations. We expect a significant portion of our sales to continue to be denominated in RMB, and, to a lesser extent, in JPY and therefore may be affected by changes in foreign exchange rates.

Cost of goods sold and gross profit

(in thousands, except percentages)	2013	% Change 2012 to 2013	2012	% Change 2011 to 2012	2011
Cost of goods sold	$217,069	18%	$184,163	22%	$150,944

	2013		2012		2011
Gross margin	23%		25%		25%

Our cost of goods sold consists primarily of the cost to produce wafers and to manufacture and test our products. Additionally, our cost of goods sold includes stock-based compensation, write-downs of excess and obsolete inventory, royalty payments, amortization of certain purchased intangible assets, depreciation, acquisition-related fair value adjustments, restructuring cost, warranty, shipping and allocated facilities and IT costs.

Gross margin decreased to 23% in 2013 compared to 25% in both 2012 and 2011. The decrease in gross margin partially resulted from costs associated with our NeoPhotonics Semiconductor acquisition, including $2.9 million fair value of the inventory over its cost at the acquisition date recognized during the period, as well as a $1.4 million increase in our warranty provision primarily due to higher warranty-related costs in the US and China and a $0.3 million warranty accrual release in 2012 related to Santur. Our 2013 gross margin was also impacted by restructuring charges of $0.7 million and lower average selling prices resulting from increased competition and pricing pressure from our major customers.

We expect that our gross profit is likely to continue to fluctuate due to a variety of factors, including the introduction of new products, production volume, production volume compared to sales over time, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, revaluation of stock appreciation unit awards that are impacted by our stock price, write-downs of excess and obsolete inventories and warranty costs. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate, particularly in the quarters in which the negotiations occurred. We strive to increase our gross margin through management of the costs of our supply chain and productivity in our manufacturing processes.

Operating expenses

(in thousands, except percentages)	2013	% Change 2012 to 2013	2012	% Change 2011 to 2012	2011
Research and development	$45,853	20%	$38,288	24%	$30,855
Sales and marketing	14,242	8%	13,241	13%	11,686
General and administrative	30,012	23%	24,361	16%	20,911
Acquisition-related transaction costs	5,406	274%	1,447	46%	989
Amortization of purchase intangible assets	1,532	16%	1,316	32%	994
Adjustment to fair value of contingent consideration	1,026	285%	(554)	57%	(1,287)
Goodwill impairment charges	—	—%	—	(100)%	13,106
Restructuring charges	775	1040%	68	(95)%	1,297
Total operating expenses	$98,846	26%	$78,167	—%	$78,551

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased by $7.6 million in 2013 compared to 2012, representing a 20% increase. The acquisition of NeoPhotonics Semiconductor increased our research and development expense by $3.7 million. Other increases in 2013 included $2.9 million for research and development projects to support our business growth, $1.4 million for labor and facilities expenses related to manufacturing support of research and development activities, $0.5 million in higher compensation-related costs, partially offset by a $1.0 million decrease related to additional retention-related compensation costs in 2012 related to the acquisition of Santur.

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

We believe that investments in research and development are important to help meet our strategic objectives. In 2014, we plan to continue to invest in certain research and development activities including new products that will further enhance our competitive position. As a percentage of total revenue, our research and development expense may vary as our investment levels and revenue change over time.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs and services and facility costs.

Sales and marketing expense increased by $1.0 million in 2013 compared to 2012, representing an 8% increase which was primarily due to increases from the acquisition of NeoPhotonics Semiconductor and higher variable compensation costs.

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

General and administrative

General and administrative expense consists of personnel costs, including stock-based compensation, for our finance, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

General and administrative expense increased by $5.7 million in 2013 compared to 2012, representing a 23% increase. Consulting and professional fees increased by $3.6 million primarily related to resources to assist us in the process of remediating weaknesses in our controls over financial reporting, to provide technical accounting support and to fill key vacant positions on an interim basis as well as costs related to the restatement of our Quarterly Report on forms 10-Q for the quarters ended March 31 and June 30, 2013. Additional increases included $1.4 million in higher software license and other IT-related expenses, costs from the newly acquired NeoPhotonics Semiconductor of $1.3 million, $0.5 million in higher audit-related fees, $0.6 million in loss on disposal of fixed assets, $1.2 million in higher stock-based compensation, payroll and related costs and $0.5 million in other costs to support our continued growth. These increases were partially offset by a $3.3 million decrease in bonus expense and a $0.4 million decrease in depreciation expense.

General and administrative expense increased by $3.5 million in 2012 compared to 2011, representing a 16% increase. This was primarily due to a $1.3 million increase in depreciation expenses as a result of the acquisition of Santur, a $1.6 million increase in compensation and employee-related costs, and a $1.0 million increase in accounting system upgrades.

We expect the higher consulting and professional fees to continue through the first half of 2014 and to then decrease in the second half of 2014 with completion of the filing of our 2013 Quarterly Reports, including restatements, and this Annual Report on Form 10-K. As a percentage of total revenue, our general and administrative expense may vary as our revenue changes over time.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology and patents and leasehold interests are included within cost of goods sold, while customer relationships and noncompete agreements are recorded within operating expenses.

Amortization of purchased intangible assets increased by $0.2 million in 2013 compared to 2012, representing a 16% increase and was due to intangible assets from our NeoPhotonics Semiconductor in 2013.

Amortization of purchased intangible assets increased by $0.3 million in 2012 compared to 2011, representing a 32% increase and was due to assets acquired from Santur in the fourth quarter of 2011.

Adjustment to the fair value of contingent consideration

In May 2014, we entered into a settlement agreement covering the outstanding claims in connection with our 2011 acquisition of Santur. Under the terms of the settlement agreement, a net amount of $1.9 million was paid to us from the escrow account that was set up under the original merger agreement, which comprises $3.9 million related to certain indemnification claims by us (“Indemnification Amount”) which were partially offset by $2.0 million related to additional consideration for the business acquisition that was contingent upon Santur’s gross profit performance during 2012 (“Contingent Consideration Amount”). Prior to this settlement, we had recorded $1.0 million as our estimated fair value of the Contingent Consideration Amount. As a result of this settlement, we recorded an additional $1.0 million in our operating expenses in 2013 to adjust the fair value of the Contingent Consideration Amount to the full $2.0 million settlement amount. Because it is considered to be a contingent gain, the $3.9 million Indemnification Amount will not be recognized until the quarter ended June 30, 2014.

Goodwill impairment charge

Due to the decrease in our market capitalization as of the end of the fourth quarter of 2011, and based on our assessment, we determined that the indicators of impairment existed and that the carrying value of our goodwill may not be recoverable. As a result, we recognized a goodwill impairment charge of $13.1 million, representing the entire balance of our goodwill.

Restructuring charges

During 2013, we exited and closed one facility at our headquarters location to align our facilities usage with its current size. Additionally, we approved and implemented a restructuring action in which we reduced our workforce and closed a facility in China and exited our contract manufacturing activities in Malaysia. We recorded a restructuring charge of $1.5 million during 2013 related to these actions, of which $0.8 million was recorded in operating expenses with the remainder recorded in cost of goods sold.

In 2011, we implemented a restructuring plan to effect cost-cutting measures, primarily in research and development. We made additional reductions as a result of redundancy in positions due to the acquisition of Santur in October 2011. As a result, we recorded a restructuring charge of $1.3 million for severance and benefit costs in 2011 and an additional $68,000 related to this restructuring during 2012. As of December 31, 2012, all of this restructuring expense was paid.

Interest and other income (expense), net

(in thousands, except percentages)	2013	% Change 2012 to 2013	2012	% Change 2011 to 2012	2011
Interest and other income (expense), net	$538	(10)%	$599	(96)%	$14,231

Interest and other income (expense), net consists of interest income, interest expense and other income (expense). Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts incurred for interest on our outstanding debt. Other income (expense) also includes government subsidies and foreign currency transaction gains and losses. The functional currency of our subsidiaries in China and Japan is the RMB and the JPY, respectively.

Interest and other income (expense), net, decreased by 10% in 2013 compared to 2012. The decrease is primarily due to a $0.4 million increase in interest expense related to higher long-term debt in 2013 and a $0.2 million decrease in interest income, which was partially offset by a $0.6 million increase in other income. Included in other income was a $0.9 million net foreign exchange gain in 2013 which was a $1.1 million increase from a $0.2 million foreign exchange loss in 2012.

Interest and other income (expense), net decreased by $13.6 million in 2012 compared to 2011, representing a 96% decrease. The decrease was primarily due to a gain of $13.8 million from the sale of an investment in an unconsolidated investee in 2011.

Income taxes

	Years ended December 31,
(in thousands, except percentages)	2013	2012	2011
Provision for income taxes	$(1,204)	$(1,364)	$(1,155)
Effective tax rate	(4)%	(8)%	(8)%

In 2013, 2012 and 2011, our income tax provision was primarily related to the operating profit realized in our foreign subsidiaries, despite a consolidated loss before income taxes. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries has qualified for a preferential 15% tax rate available for high technology enterprises. The preferential rate applied to 2013, 2012 and 2011. We realized benefits from this 10% reduction in tax rate of $0.2 million, $0.9 million and $0.5 million for 2013, 2012 and 2011, respectively. We intend to apply for renewal of the preferential rate for 2014. In order to retain the preferential rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

The effective tax rate in 2013 of 4% was 4% lower than the 8% effective rate in 2012 and 2011, primarily due to a higher U.S. loss relative to our earnings in foreign subsidiaries.

Liquidity and capital resources

At December 31, 2013, we had working capital of $124.3 million and total cash, cash equivalents and short-term investments of $75.0 million of which 31% was held in accounts by our subsidiaries in China and 20% was held in accounts by our subsidiaries in Japan.

Approximately $6.5 million of our accumulated deficit at December 31, 2013 was subject to restriction due to the fact that our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. This restricted amount is not distributable as cash dividends except in the event of liquidation.

We have a bank credit agreement with Comerica Bank as the lead bank.  As of December 31, 2013 this credit agreement included the following:

—

A revolving credit facility under which there was no amount outstanding and $20.0 million available for borrowing at December 31, 2013, subject to covenant requirements. There was $8.0 million outstanding under this line at December 31, 2012. Amounts borrowed are due on or before March 2016 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.5% or LIBOR plus 2.5%. As of December 31, 2013 the rate on the LIBOR option was 2.67%.

—

A term loan facility under which $24.5 million was outstanding at December 31, 2013. Interest is payable quarterly in arrears and the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of December 31, 2013 the rate on the LIBOR option was 2.92%.

Our credit agreement requires the maintenance of specified financial covenants, including a debt to EBITDA ratio and liquidity ratios.  The agreement also restricts our ability to incur additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of our U.S. assets, other than intellectual property assets. We were not in compliance with the debt to EBITDA covenant at December 31, 2013 and obtained a waiver from the bank with respect to such noncompliance.

We executed a series of amendments to the credit agreement through April 2014 that modified certain covenants and extended the delivery date of certain of our Quarterly Reports on Form 10-Q and this Annual Report on Form 10-K. The amendments also increased the applicable interest margins by 0.25% per annum. As amended, loans under the term loan facility bear interest equal to either the LIBOR rate, plus an applicable margin equal to 3.00% per annum, or a base rate (as defined) plus an applicable margin equal to 2.00% per annum. Loans under the revolving loan facility bear interest at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum, or a base rate (as defined) plus an applicable margin equal to 1.75% per annum. These new interest rate options will be in effect at least until the lender’s review of our June 30, 2014 financial statements.

On May 19, 2014 we executed an amendment to the credit agreement that waived testing of certain covenants for compliance,  including the debt to EBITDA covenant, provided that we maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access.  We intend to work with the bank to restructure the credit agreement, including the covenant requirements.  In the absence of a restructured agreement, we believe we may need to continue to maintain the compensating balances at least through the end of 2014.   As of May 19, 2014, the amount of our cash and short-term investments in these compensating balance accounts was $21.1 million.

At December 31, 2013 our subsidiaries in China had two short-term line of credit facilities with banking institutions. Amounts requested by us were not guaranteed and were subject to the banks’ funds and currency availability. As of December 31, 2013, we had no short-term loans outstanding under these facilities.  As of June 3, 2014, both credit facilities had expired and were in the process of being renewed.

We also issue notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. These balances are classified as restricted cash on our consolidated balance sheets. As of December 31, 2013, our restricted cash totaled $2.1 million.  In May 2014, one of our subsidiaries in China issued a 90-day bank acceptance draft of approximately $8.0 million to another of our subsidiaries that required a compensating balance of approximately $2.4 million.  This bank acceptance draft can be sold for cash at a discount prior to its expiration.

On May 23, 2014, one of our subsidiaries in China borrowed CNY 50 million ($8.0 million) under a working capital loan agreement with a bank.  The loan bears interest at 7% per annum.  Interest is payable monthly and the principle is due on November 23, 2014.

From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months. Historically, we have collected on the notes receivable in full at the time of maturity.

We believe that our existing cash, cash equivalents and cash flows from our operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months, even with the compensating balance requirement discussed above. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to increase our manufacturing capacity and our foreign operations, the continuing market acceptance of our products and acquisitions of businesses and technology. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Private placement transaction

In connection with the 2012 private placement transaction (see—Business Overview), we agreed to certain performance obligations including establishing a wholly-owned subsidiary in Russia and making a $30.0 million investment commitment (the ‘Investment Obligation’) towards our Russian operations. The Investment Obligation can be partially satisfied by cash and/or stock investment inside or outside of Russia and/or by way of non-cash asset transfers, including but not limited to capital equipment, small tools, intellectual property, and other intangibles. A minimum of $15.0 million of the Investment Obligation is required to be satisfied by making capital expenditure investments and we expect that the remaining $15.0 million will be satisfied through cash and non-cash general working capital and research and development expenditures and commitments. All of the amount for general working capital can be spent either inside or outside of Russia. However, at least 80% of the amount expended for research and development must be spent inside Russia. General working capital can include cash or stock acquisition of technology and other businesses or portions thereof to be owned by the Russian subsidiary. Our current plan is to substantially meet the $15.0 million capital expenditure portion of the Investment Obligation by transferring non-cash assets from other entities within the consolidated Company to the Russian subsidiary, subject to the purchaser’s approval as required in the rights agreement. We expect that the remaining $15.0 million will be satisfied through some combination of working capital and research and development spending, which may include technology or other acquisitions acquired by cash or stock through March 2015. The exact timing and composition of those expenditures has not yet been determined.

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

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Year ended December 31,
(in thousands)	2013	2012	2011
Net cash provided by (used in) operating activities	$4,511	$(8,790)	$(12,510)
Net cash provided by (used in) investing activities	13,304	(20,999)	(83,863)
Net cash provided by financing activities	2,515	34,064	102,635
Effect of exchange rates on cash and cash equivalents	(169)	180	758
Net increase in cash and cash equivalents	$20,161	$4,455	$7,020

Operating activities

In 2013, net cash provided by operating activities was $4.5 million, which was a $13.3 million increase over the $8.8 million cash used in operating activities in 2012. Contributing to the increase was a decrease in accounts receivable, particularly in China where days sales outstanding declined and revenue was lower at the end of 2013 compared to the end of 2012. Additionally, operating cash flow benefitted from an increase in accounts payable primarily due to higher inventory purchases in China near the end of 2013 and higher accrued and other current liabilities, partially offset by a higher net loss in 2013.

In 2012, net cash used in operating activities was $8.8 million. During the year ended December 31, 2012, we recognized a net loss of $17.5 million, which incorporated non-cash charges, including depreciation and amortization of $18.7 million, stock-based compensation expenses of $4.8 million and write-down of inventories of $3.1 million. These amounts were partially offset by the purchase of inventory of $11.8 million, a reduction of accounts payable of $3.0 million and a reduction of accrued and other liabilities of $1.0 million.

In 2011, net cash used in operating activities was $12.5 million. During the year ended December 31, 2011, we recognized a net loss of $14.8 million, which incorporated non-cash charges, including goodwill impairment charges of $13.1 million, depreciation and amortization of $12.9 million and stock-based compensation expenses of $3.2 million. These amounts were partially offset by the gain on sale of our investment in an unconsolidated investee of $13.9 million, the purchase of inventory of $8.5 million to replenish our inventories in preparation for higher customer demand in future periods, and changes in accrued and other liabilities.

Investing activities

In 2013, net cash provided by investing activities was $13.3 million, which was a $34.3 million increase from the $21.0 million used in investing activities in 2012. The increase was due to $56.0 million in higher net proceeds from the sale and maturity of marketable securities, partially offset by $13.1 million cash used to purchase NeoPhotonics Semiconductor and $6.8 million in higher purchases of property and equipment in 2013.

In 2012, net cash used in investing activities was $21.0 million. During 2012, we used $155.9 million of cash for the purchase of equity securities and $12.7 million for capital equipment, which was offset by $145.2 million of cash received for the sale and maturity of equity securities. We also received $1.8 million from the sale of our former Broadband subsidiary.

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

Financing activities

Net cash provided by financing activities was $2.5 million and $34.1 million in 2013 and 2012, respectively. In 2012, the major factor was $39.6 million generated from the private placement transaction. Additionally, 2013 cash from financing activities benefitted from $7.4 million in lower net payments of bank loans and notes payable and $1.3 million in higher proceeds from the exercise of stock options and stock issued under the ESPP.

In 2012, net cash provided by financing activities was $34.1 million. Our private placement transaction generated proceeds of $39.6 million, net of offering expenses. We also received $2.1 million of proceeds from the purchase of common stock under the ESPP and the exercise of employee stock options. In addition, we received $26.0 million of proceeds from the issuance of notes payable, offset by $28.6 million of repayment of notes payable and $5.0 million of repayment of bank existing bank loans.

In 2011, net cash provided by financing activities was $102.6 million. In February 2011, we completed our initial public offering, which generated proceeds of $86.4 million, net of offering expenses. We received cash proceeds of $28.0 million from our newly amended lending arrangement, drawn by us in connection with our acquisition of Santur, which was partially offset by $14.2 million of cash used for the repayment of existing bank loans. In addition, we received $1.2 million of proceeds from the issuance of notes payable, net of repayment. We also received $0.9 million of proceeds from purchase of our equity securities pursuant to our ESPP.

Contractual obligations and commitments

The following summarizes our contractual obligations as of December 31, 2013:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable (1)	$9,738	$9,738	$—	$—	$—
Acquisition-related note payable (2)	9,975	3,325	6,650	—	—
Bank borrowings (3)	24,500	7,000	14,000	3,500	—
Retirement obligations (4)	5,882	200	710	1,139	3,833
Operating leases (5)	5,310	1,756	2,087	1,020	447
Purchase commitments (6)	40,000	40,000	—	—	—
Contingent consideration (7)	1,985	1,985	—	—	—
Penalty payment derivative (8)	239	—	239	—	—
Asset retirement obligations (9)	837	—	—	—	837
	98,466	64,004	23,686	5,659	5,117
Expected interest payments (10)	1,415	720	674	21	—
Total commitments	$99,881	$64,724	$24,360	$5,680	$5,117
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

(3)

We have a credit agreement led by Comerica Bank in the U.S., which has been amended by our lender several times as business conditions require. The amount presented in the table represents the principal portion of the obligations. Interest is paid monthly over the term of the debt arrangement.

(4)

In connection with our acquisition of NeoPhotonics Semiconductor on March 29, 2013, we assumed two defined benefit plans that provide retirement benefits to the NeoPhotonics Semiconductor employees in Japan. The net pension liability was $5.9 million as of December 31, 2013.

(5)	We have entered into various non-cancelable operating lease agreements for our offices in China, U.S. and Japan.
(6)

This is an estimate of the amount outstanding under open purchase orders for the purchase of inventory and other goods at December 31, 2013.  Certain of these open purchase orders may be cancellable without penalty.

(7)	Contingent consideration is related to our acquisition of Santur.
(8)	See “Private placement transaction” below and Note 14 to the Consolidated Financial Statements.
(9)

We have an asset retirement obligation of $0.7 million associated with our facility lease in California which is included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2013. We also have a $0.1 million asset retirement obligation in Japan.

(10)	We calculate the expected interest payments based on our outstanding notes payable, loan and debt obligations at prevailing interest rates as of December 31, 2013.

Uncertain Tax Positions

As of December 31, 2013, the liability for uncertain tax positions was $0.2 million. We cannot conclude on the timing of cash payments associated with our uncertain tax positions.

Private placement transaction

In connection with our April 2012 common stock private placement transaction, we agreed to certain performance obligations including establishing a wholly-owned subsidiary in Russia and making a $30.0 million investment (the “Investment Obligation”) towards our Russian operations. The Investment Obligation can be partially satisfied by cash and/or stock investment inside or outside of Russia and/or by way of non-cash asset transfers, including but not limited to capital equipment, small tools, intellectual property, and other intangibles. A minimum of $15.0 million of the Investment Obligation is required to be satisfied by making capital expenditure investments and we expect that the remaining $15.0 million will be satisfied through cash and non-cash general working capital and research and development expenditures and commitments. All of the amount for general working capital can be spent either inside or outside of Russia. However, at least 80% of the amount expended for research and development must be spent inside Russia. General working capital can include cash or stock acquisition of other businesses or portions thereof to be owned by the Russian subsidiary.

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

Off-balance sheet arrangements

During the years ended December 31, 2013, and 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent accounting pronouncements

In February 2013, the Financial Accounting Standard Board (“FASB”) issued amendments to the FASB Accounting Standard Codification to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments require new disclosures for items reclassified out of accumulated other comprehensive income (“AOCI”), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. As this guidance only requires expanded disclosures, the adoption of this guidance did not have a material effect on our consolidated financial statements.

In March 2013, the FASB issued amendments to the FASB Accounting Standard Codification, which indicates that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, or (iii) step acquisition for a foreign entity. The amendments were effective prospectively for fiscal years beginning after December 15, 2013. Early adoption is permitted. The adoption of this guidance did not have an impact on our consolidated financial statements.

In July 2013, the FASB issued amendments to the FASB Accounting Standard Codification on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective for reporting periods beginning after December 15, 2013. The adoption of this guidance did not have an impact on our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  We are in the process of evaluating the impact of adoption on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, corporate notes and bonds and money market funds meeting certain criteria. These securities are classified as available-for-sale which are recorded on the balance sheet at fair value. We have determined that the gross unrealized gains or losses on the available-for-sale securities at December 31, 2013 are temporary in nature. We may sell these marketable securities investments in the future to fund future operating needs. As a result, we recorded all our marketable securities in short-term investments as of December 31, 2013, regardless of the contractual maturity date of the securities.

As of December 31, 2013 we had $24.5 million outstanding under our U.S. credit facilities, which was subject to fluctuations in interest rates. For the year ended December 31, 2013, a hypothetical 10% increase in the interest rate could result in approximately $71,000 of additional annual interest expense. The hypothetical assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statements of operations. A large portion of our business is conducted through our subsidiaries in China, whose functional currency is the RMB and, to a lesser extent in 2013, Japan, whose functional currency is the JPY. To the extent that transactions by these subsidiaries are in currencies other than their functional currencies, we bear the risk that fluctuations in the exchange rates of the RMB and JPY in relation to other currencies could decrease our revenue and increase our costs and expenses. During the year ended December 31, 2013, we recognized foreign currency transaction gains of $0.9 million. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB or JPY may materially and adversely affect our results of operations upon translation of these subsidiaries’ financial statements into U.S. dollars. While we generate a significant portion of our revenue in RMB and JPY, a majority of our operating expenses are in U.S. dollars. Therefore depreciation in RMB or JPY against the U.S. dollar would negatively impact our revenue upon translation to U.S. dollars but the impact on operating expenses would be less. For example, for the year ended December 31, 2013, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $7.8 million decrease in our revenue and a $0.2 million increase in our net loss and a 10% depreciation in JPY would have resulted in a $0.8 million decrease in our revenue and a $0.03 million increase in our net loss.

In connection with the NeoPhotonics Semiconductor acquisition in March 2013, we recorded a note payable of $11.1 million. The payment is denominated in Japanese Yen. Any currency fluctuations may impact our results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoPhotonics Corporation

San Jose, CA

We have audited the accompanying consolidated balance sheet of NeoPhotonics Corporation and subsidiaries (the "Company") as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2013 consolidated financial statements present fairly, in all material respects, the financial position of NeoPhotonics Corporation and subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 3, 2014 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

San Jose, CA

June 3, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NeoPhotonics Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2012 and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity and cash flows for each of two years in the period ended December 31, 2012 present fairly, in all material respects, the financial position of NeoPhotonics Corporation and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

San Jose, California

March 15, 2013, except for the effects of the revision discussed in Note 1 to the consolidated financial statements, as to which the date is May 30, 2014

NEOPHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2013	2012 Revised, see Note 1
ASSETS
Current assets:
Cash and cash equivalents	$57,101	$36,940
Short-term investments	17,916	64,301
Restricted cash	2,138	2,626
Accounts receivable, net of allowance for doubtful accounts of $531 and $963 at December 31, 2013 and 2012, respectively	64,533	70,354
Inventories	64,908	43,793
Prepaid expenses and other current assets	9,977	7,630
Total current assets	216,573	225,644
Property, plant and equipment, net	68,851	54,440
Purchased intangible assets, net	15,005	14,213
Other long-term assets	1,798	1,335
Total assets	$302,227	$295,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,569	$36,308
Notes payable	9,738	12,003
Current portion of long-term debt	10,325	5,000
Accrued and other current liabilities	23,643	19,959
Total current liabilities	92,275	73,270
Long-term debt, net of current portion	24,150	17,167
Deferred income tax liabilities	1,004	653
Other noncurrent liabilities	7,987	1,862
Total liabilities	125,416	92,952
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000,000 shares authorized
At December 31, 2013, 31,571,584 shares issued and outstanding; At December 31, 2012, 30,546,155 shares issued and outstanding	79	76
Additional paid-in capital	447,467	438,858
Accumulated other comprehensive income	11,687	11,829
Accumulated deficit	(282,422)	(248,083)
Total stockholders’ equity	176,811	202,680
Total liabilities and stockholders’ equity	$302,227	$295,632

See accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In thousands, except share and per share data)	2013	2012	2011
Revenue	$282,242	$245,423	$201,029
Cost of goods sold	217,069	184,163	150,944
Gross profit	65,173	61,260	50,085
Operating expenses:
Research and development	45,853	38,288	30,855
Sales and marketing	14,242	13,241	11,686
General and administrative	30,012	24,361	20,911
Acquisition-related transaction costs	5,406	1,447	989
Amortization of purchased intangible assets	1,532	1,316	994
Adjustment to fair value of contingent consideration	1,026	(554)	(1,287)
Goodwill impairment charges	—	—	13,106
Restructuring charges	775	68	1,297
Total operating expenses	98,846	78,167	78,551
Loss from operations	(33,673)	(16,907)	(28,466)
Interest income	348	592	407
Interest expense	(996)	(568)	(422)
Other income (expense), net	1,186	575	14,246
Total interest and other income (expense), net	538	599	14,231
Loss before income taxes	(33,135)	(16,308)	(14,235)
Provision for income taxes	(1,204)	(1,364)	(1,155)
Loss from continuing operations	(34,339)	(17,672)	(15,390)
Income from discontinued operations, net of tax	—	142	636
Net loss	(34,339)	(17,530)	(14,754)
Deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	—	—	(17,049)
Accretion of redeemable convertible preferred stock	—	—	(7)
Net loss attributable to NeoPhotonics Corporation common stockholders	$(34,339)	$(17,530)	$(31,810)
Basic and diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$(1.11)	$(0.62)	$(1.45)
Discontinued operations	$—	$—	$0.03
Net loss	$(1.11)	$(0.62)	$(1.42)
Basic and diluted weighted average shares used to compute net loss per share attributable to NeoPhotonics Corporation common stockholders	31,000,325	28,529,849	22,359,802
See accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)	2013	2012	2011
Net loss	$(34,339)	$(17,530)	$(14,754)
Other comprehensive income (loss)
Foreign currency translation adjustments (net of zero tax)	41	101	3,265
Unrealized gains (losses) on available-for-sale securities (net of zero tax)	(65)	375	(307)
Defined benefit pension plans adjustment (net of tax of $73)	(118)	—	—
Unrealized gain on equity investment (net of zero tax)	—	—	8,291
Less: Reclassification adjustment for gain on sale of equity investment included in net income (net of zero tax)	—	—	(12,703)
Total other comprehensive income (loss)	(142)	476	(1,454)
Comprehensive loss	$(34,481)	$(17,054)	$(16,208)

See accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Redeemable convertible preferred stock		Common stock
(In thousands, except share data)	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balances at December 31, 2010	6,658,010	$211,541	1,955,280	$5	$93,349	$12,807	$(215,799)	$(109,638)
Comprehensive loss						(1,454)	(14,754)	(16,208)
Accretion of preferred stock to redemption value	—	7	—	—	(7)	—	—	(7)
Deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	—	17,049	—	—	(17,049)	—	—	(17,049)
Issuance of common stock upon initial public offering at $11.00 per share, net of issuance costs of $4,263	—	—	8,625,000	22	83,949	—	—	83,971
Conversion of preferred stock into shares of common stock	(6,658,010)	(228,597)	14,038,489	35	228,562	—	—	228,597
Issuance of common stock upon exercise of stock options	—	—	79,144	—	340	—	—	340
Repurchase of common stock	—	—	(51)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	164,723	—	863	—	—	863
Vesting of early exercised stock options	—	—	—	—	19	—	—	19
Stock-based compensation expense	—	—	—	—	2,766	—	—	2,766
Balances at December 31, 2011	—	—	24,862,585	62	392,792	11,353	(230,553)	173,654
Comprehensive loss	—	—	—	—	—	476	(17,530)	(17,054)
Initial public offering cost adjustment	—	—	—	—	63	—	—	63
Issuance of common stock for investment (revised, see Note 1)	—	—	4,972,905	12	39,389	—	—	39,401
Issuance of common stock upon exercise of stock options	—	—	190,554	1	101	—	—	102
Issuance of common stock under employee stock purchase plan	—	—	520,111	1	1,865	—	—	1,866
Stock-based compensation expense	—	—	—	—	4,648	—	—	4,648
Balances at December 31, 2012	—	—	30,546,155	76	438,858	11,829	(248,083)	202,680
Comprehensive loss	—	—	—	—	—	(142)	(34,339)	(34,481)
Issuance of common stock upon exercise of stock options	—	—	260,604	1	1,212	—	—	1,213
Issuance of common stock under employee stock purchase plan	—	—	487,856	2	2,155	—	—	2,157
Issuance of common stock for vested restricted stock units	—	—	276,969	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	—	—	(565)	—	—	(565)
Stock-based compensation expense	—	—	—	—	5,807	—	—	5,807
Balances at December 31, 2013	—	$—	31,571,584	$79	$447,467	$11,687	$(282,422)	$176,811

See accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2013	2012	2011
Cash flows from operating activities
Net loss	$(34,339)	$(17,530)	$(14,754)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,381	18,716	12,931
Goodwill impairment charges	—	—	13,106
Stock-based compensation expense	5,736	4,777	3,156
Deferred taxes	(469)	221	(452)
Investment-related amortization and accrued interest	1,003	585	345
Loss on disposal of property and equipment	710	152	224
Adjustment to fair value of contingent consideration	1,026	(554)	(1,287)
Adjustment to fair value of penalty payment derivative	101	—	—
Gain on sale of an unconsolidated investee, net of direct cost	—	—	(13,867)
Gain on discontinued operations	—	(750)	—
Allowance for doubtful accounts	(253)	312	535
Write-down of inventories	3,207	3,132	680
Others	(667)	—	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,234	(1,802)	(2,750)
Inventories	(10,458)	(11,828)	(8,508)
Prepaid expenses and other assets	(1,795)	(199)	1,795
Accounts payable	7,712	(2,992)	(452)
Accrued and other liabilities	5,382	(1,030)	(3,212)
Net cash provided by (used in) operating activities	4,511	(8,790)	(12,510)
Cash flows from investing activities
Purchase of property, plant and equipment	(19,566)	(12,738)	(11,677)
Proceeds from disposition of property, plant and equipment	92	—	—
Purchase of marketable securities	(58,860)	(155,887)	(172,972)
Proceeds from sale of marketable securities	53,847	104,258	113,909
Proceeds from maturity of securities	50,358	40,935	4,623
Decrease (increase) in restricted cash	561	608	(48)
Acquisitions, net of cash acquired	(13,128)	—	(38,986)
Proceeds received on sale of discontinued operations, net of tax	—	1,825	—
Proceeds from sale of an unconsolidated investee	—	—	21,288
Net cash provided by (used in) investing activities	13,304	(20,999)	(83,863)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of issuance costs	—	—	86,412
Proceeds from issuance of common stock, net of issuance costs	—	39,636	—
Proceeds from exercise of stock options and issuance of stock under ESPP	3,370	2,070	1,204
Tax withholding on restricted stock units	(565)	—	—
Proceeds from bank loans	26,443	—	28,000
Repayment of bank loans	(24,110)	(5,000)	(14,214)
Proceeds from issuance of notes payable	19,543	25,959	29,390
Repayment of notes payable	(22,166)	(28,601)	(28,157)
Net cash provided by financing activities	2,515	34,064	102,635
Effect of exchange rates on cash and cash equivalents	(169)	180	758
Net increase in cash and cash equivalents	20,161	4,455	7,020
Cash and cash equivalents at the beginning of the period	36,940	32,485	25,465
Cash and cash equivalents at the end of the period	$57,101	$36,940	$32,485
Supplemental disclosure of cash flow information:
Cash paid for interest	$837	$571	$368
Cash paid for income taxes	1,013	531	1,532
Supplemental disclosure of noncash investing and financing activities:
Changes in accounts payable and accrued liabilities related to property and equipment purchases	(1,397)	2,551	986
Issuance of notes to the seller of acquired business	11,130	—	—
Accretion of redeemable convertible preferred stock	—	—	7
Conversion of preferred stock to common stock upon IPO	—	—	228,597

See accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and basis of presentation

Business and organization

NeoPhotonics Corporation and its subsidiaries (NeoPhotonics or the Company) is a leading designer and manufacturer of PIC-based modules and subsystems for bandwidth-intensive, high-speed communications networks.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors.  For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S. and world economies, the highly cyclical nature of the industries the Company serves; the loss of any of a small number of its larger customers; ability to obtain additional financing; inability to meet certain debt covenants; failure to successfully integrate completed acquisitions; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.

Revision of Prior Period Balance Sheet

As further described in Note 14, the Company may be required to pay a $5.0 million penalty if it does not achieve certain performance obligations agreed to in connection with the sale of its common stock in a private placement transaction in April 2012. The penalty payment was originally classified outside of equity as redeemable common stock at December 31, 2012 since, while the Company intends to meet its performance obligations, it determined the ability to satisfy some of the obligations may be outside of the Company’s control. The Company has since determined that the $5.0 million penalty payment is an embedded derivative instrument, with the underlying being the performance or nonperformance of meeting its performance obligations by the deadline, and has revised to correctly classify $4.9 million of the $5.0 million to additional paid-in capital and the remaining $0.1 million, representing the estimated fair value of the penalty payment derivative, to other noncurrent liabilities at December 31, 2012.  The Company has assessed the impact of the correction on the 2012 interim and annual consolidated balance sheets and has concluded that the correction is not material to the previously reported consolidated balance sheets.   The effect on the Company’s balance sheet at December 31, 2012 for this matter was as follows:

	December 31, 2012
(in thousands)	Previously Reported	As Revised
Other noncurrent liabilities	$1,724	$1,862
Redeemable common stock	5,000	—
Additional paid-in capital	433,996	438,858

Discontinued operations

In January 2012, the Company entered into a purchase agreement with a third party to divest its 100% equity interest in Shenzhen Photon Broadband Technology Co., Ltd. (Broadband), a subsidiary in China, for a total cash consideration of RMB 13.0 million ($2.1 million), and the transaction closed in March 2012. As such, the results of operations associated with Broadband are presented as discontinued operations in the Company’s consolidated statements of operations for 2011 and 2012. Unless otherwise indicated, all discussions herein relate to the Company’s continuing operations.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade accounts receivable. The Company’s investment policy requires cash and cash equivalents to be placed with high-credit quality institutions and limits on the amount of credit risk from any one issuer. The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends.

For the year ended December 2013, three customers accounted for 27%, 16% and 14% of the Company’s total revenue. For the year ended December 31, 2012, three customers accounted for 36%, 16% and 15% of the Company’s total revenue. For the year ended December 31, 2011, a single customer accounted for 51% of the Company’s total revenue. No other customers accounted for 10% or more of total revenue in any year presented.

As of December 31, 2013, two customers accounted for 14% and 10% for the Company’s total accounts receivable and as of December 31, 2012, two customers accounted for 42% and 16% of the Company’s total accounts receivable. No other customers accounted for 10% or more of total accounts receivable as of December 31, 2013 or 2012.

Restricted cash

As a condition of the notes payable lending arrangements of the Company’s subsidiaries in China, these subsidiaries are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the notes payable are paid. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash on the Company’s consolidated balance sheets. As of December 31, 2013 and 2012, the amount of restricted cash was $2.1 million and $2.6 million, respectively.

Cash, cash equivalents and investments

Highly liquid investments with a maturity of 90 days or less at the date of purchase are considered cash equivalents. Cash and cash equivalents consist primarily of bank deposits.  The Company’s policy is to classify money market accounts as short-term investments other than minor amounts included in cash equivalents for administrative purposes.

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

Unrealized gains and losses, net of tax, are included in accumulated other comprehensive income as a separate component of stockholders’ equity on the consolidated balance sheets. The amortization of premiums and discounts on the investments, and realized gains and losses on available-for-sale securities are included in other income (expense), net in the consolidated statements of operations. The Company uses the specific-identification method to determine cost in calculating realized gains and losses upon sale of its marketable securities.

Marketable securities are reported at fair value and are classified as available-for-sale investments in our current assets because they represent investments of cash available for current operations.

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

For marketable securities measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.

Accounts receivable

Accounts receivable include trade receivables and notes receivable from customers. The Company receives notes receivable in exchange for accounts receivable from certain customers in China that are secured by the customer’s affiliated financial institution. The notes are generally due within 6 months.

An allowance for doubtful accounts is calculated based on the aging of the Company’s trade receivables, historical experience, and management judgment. The Company writes off trade receivables against the allowance when management determines a balance is uncollectible and no longer actively pursues collection of the receivable.

Inventories

Inventories consist of on-hand raw materials, work-in-progress inventories and finished goods. Raw materials and work-in-process inventories are stored mainly on the Company’s premises. Finished goods are stored on the Company’s premises as well as on consignment at certain customer sites.

Inventories are stated at the lower of standard cost, which approximates actual cost determined on the weighted average basis, or market value. Inventories are recorded using the first-in, first-out method. The Company routinely evaluates quantities and values of inventories in light of current market conditions and market trends, and records a write-down for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of inventory could differ from forecasted demand. The Company also regularly reviews the cost of inventories against their estimated market value and records a lower of cost or market write-down for inventories that have a cost in excess of estimated market value, resulting in a new cost basis for the related inventories which is not reversed.

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

Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and acquired patents and developed technology; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Goodwill

Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company will first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting operating unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under Accounting Standards Update (ASU) No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the Financial Accounting Standards Board (FASB). If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further steps are required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. The Company recognized a goodwill impairment charge of $13.1 million in 2011 and did not have any goodwill on its consolidated balance sheets at December 31, 2013 or 2012.

Long-lived assets

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Machinery and equipment	2-7 years
Furniture, fixtures and office equipment	3-5 years
Software	5-7 years
Leasehold improvements	life of the asset or lease term, if shorter

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

Revenue is recognized when the product is shipped and title has transferred to the buyer. The Company bears all costs and risks of loss or damage to the goods up to that point. On most orders, the Company’s shipment terms provide that title passes to the buyer upon shipment by the Company. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer. Revenue related to the sale of consignment inventory at customer vendor managed locations is not recognized until the product is pulled from inventory stock by customers. Shipping and handling costs are included in the cost of goods sold. The Company presents revenue net of sales taxes and any similar assessments.

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

Stock-based compensation

The Company grants stock options, stock purchase rights, stock appreciation units and restricted stock units to employees, consultants and directors. The stock-based awards are accounted for at fair value.

The Company generally determines the fair value of stock options on the date of grant utilizing the Black-Scholes-Merton option-pricing model. The fair value of the options is recognized over the period during which an employee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis.

Stock purchase rights are accounted for at fair value, utilizing the Black-Scholes-Merton option-pricing model. The expense for each purchase period is recognized on a straight-line basis over the requisite service period, from the beginning of the offering period through the respective purchase date.

The Company records an expense (credit) and an equal adjustment to the liability for stock appreciation units equal to the fair value of the vested portion of the awards as of each period end. Each reporting period thereafter, compensation expense will be recorded, based on the remaining service period and the then fair value of the award until vesting of the award is completed. After vesting is completed, the Company will continue to re-measure the fair value of the liability until the award is exercised or expires, with changes in the fair value of the liability recorded in the consolidated statements of operations.

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

Foreign currency

Generally the functional currency of the Company’s international subsidiaries is the local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Net gains (losses) resulting from foreign exchange transactions were $0.9 million, ($0.2) million, and ($0.1) million for the years ended December 31, 2013, 2012, and 2011, respectively. These gains and losses were recorded as other income (expense), net in our consolidated statements of operations.

Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders

The Company applies the two-class method for calculating and presenting net income (loss) per share attributable to NeoPhotonics Corporation common stockholders. Under the two-class method, net income (loss) is allocated between common shares and other participating securities based on their participating rights. Participating securities are defined as securities that participate in dividends with common shares according to a predetermined formula. Basic net income (loss) per share attributable to NeoPhotonics Corporation common stockholders is calculated by dividing net income (loss) attributable to NeoPhotonics Corporation common stockholders by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders is calculated by dividing net income (loss) attributable to NeoPhotonics Corporation common stockholders and income allocable to participating securities to the extent it is dilutive, by the weighted average number of common shares and potential dilutive common share equivalents outstanding during the period if the effect is dilutive.

Recent accounting pronouncements

In February 2013, the FASB issued amendments to the FASB Accounting Standard Codification to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments require new disclosures for items reclassified out of accumulated other comprehensive income (“AOCI”), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. As this guidance only requires expanded disclosures, the adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued amendments to the FASB Accounting Standard Codification, which indicates that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, or (iii) step acquisition for a foreign entity. The amendments were effective prospectively for fiscal years beginning after December 15, 2013. Early adoption is permitted. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued amendments to the FASB Accounting Standard Codification on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance was effective for reporting periods beginning after December 15, 2013. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

3. Discontinued Operations

The Company entered into a purchase agreement to dispose of its 100% equity interest in Shenzhen Photon Broadband Technology Co., Ltd. (“Broadband”), a subsidiary in China, for total cash consideration of RMB 13.0 million ($2.1 million). The transaction closed on March 13, 2012. The Company recognized a gain of $0.6 million on the sale of Broadband, representing the difference between the consideration received and the net assets transferred to the buyer, net of tax, which was included in its consolidated statement of operations in 2012.

The results of operations associated with Broadband are presented as discontinued operations in the Company’s consolidated statements of operations for the years ended December 31, 2012 and 2011. Revenue and the components of net income related to the discontinued operations were as follows (in thousands):

	2012	2011
Revenue	$590	$5,085
Income from discontinued operations before income taxes	$256	$318
Benefit from (provision for) income taxes	(114)	318
Net income from discontinued operations	$142	$636

4. Cash, cash equivalents and short-term investments

The following table summarizes the Company’s unrealized gains and losses related to the cash, cash equivalents and investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2013				As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$11	$—	$—	$11	$11	$—	$—	$11
Short-term investments
Money market funds	4,577	—	—	4,577	7,259	—	—	7,259
Corporate bonds	6,708	3	(5)	6,706	23,151	43	(1)	23,193
U.S. federal agencies	—	—	—	—	27,241	10	—	27,251
Foreign bonds and notes	4,827	5	—	4,832	4,682	14	—	4,696
Variable rate demand notes	1,801	—	—	1,801	1,902	—	—	1,902
Total short-term investments	17,913	8	(5)	17,916	64,235	67	(1)	64,301
Total	$17,924	$8	$(5)	$17,927	$64,246	$67	$(1)	$64,312

Realized gains and losses on the sale of marketable securities during the years ended December 31, 2013 and 2012 were immaterial. Variable rate demand notes (VRDNs) are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as short-term investments, the put option allows the VRDNs to be liquidated at par on a seven day settlement basis.

The following table summarizes the estimated fair value of the short-term investments in marketable securities designated as available-for-sale and classified by the contractual maturity date of the security as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Less than 1 year	$14,118	$51,861
Due in 1 to 2 years	2,008	10,550
Due in 2 to 5 years	—	—
Due after 5 years	1,801	1,901
Total	$17,927	$64,312

There were no securities in a continuous loss position for 12 months or longer as of December 31, 2013 or 2012.

Other investments

In the second quarter of 2011, the Company sold all of its shares in Ignis, a Norwegian company, for gross proceeds of $21.3 million and recognized a gain of $13.8 million. The gain was included in other income (expense), net in the Company’s consolidated statement of operations for the year ended December 31, 2011.

5. Fair value measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2013				As of December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and short-term investments:
Money market funds	$4,588	$—	$—	$4,588	$7,270	$—	$—	$7,270
Corporate bonds	—	6,706	—	6,706	—	23,193	—	23,193
U.S. federal agencies	—	—	—	—	—	27,251	—	27,251
Foreign bonds and notes	—	4,832	—	4,832	—	4,696	—	4,696
Variable rate demand notes	—	1,801	—	1,801	—	1,902	—	1,902
Mutual funds held in Rabbi Trust	442	—	—	442	188	—	—	188

Additionally, the Company’s cash equivalents at December 31, 2013 and 2012 included time deposits of $6.5 million and $14.7 million, respectively, for which the fair value approximates the carrying amount using inputs classified as level 2 in the fair value hierarchy.

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at December 31, 2013. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its consolidated balance sheets at December 31, 2013 and 2012.

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2013				As of December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent consideration (Note 13)	$—	$—	$1,985	$1,985	$—	$—	$959	$959
Penalty payment derivative (Note 14)	$—	$—	$239	$239	$—	$—	$138	$138

There were no transfers between levels of the fair value hierarchy during either 2013 or 2012.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company’s assets, including intangible assets and goodwill are re-measured at fair value if impairment is indicated.

During 2011, the Company recorded a goodwill impairment charge of $13.1 million (See Note 8). This fair value measurement was calculated using unobservable inputs, using both the income and market approach, which are classified as Level 3 within the fair value hierarchy. Inputs for the income approach included the amount and timing of future cash flows based on the Company’s operational budgets, strategic plans, terminal growth rates assumptions and other estimates. The primary input for the market approach included market multiples for guideline companies that operate in a similar business environment.

Assets and Liabilities Not Measured at Fair Value

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term nature and liquidity of these financial instruments.

The fair values of the Company’s long-term debt have been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of liabilities with a similar maturity and discounting the cash flows at that rate which it considers to be a level 2 fair value measurement. The fair values do not necessarily give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.

The fair value of the Company’s variable rate bank borrowings was not materially different than its carrying value at December 31, 2013 as the interest rates approximated rates currently available to the Company and was approximately $21.2 million (carrying value of $22.2 million) at December 31, 2012. The fair value of the Company’s acquisition-related debt was approximately $10.0 million (carrying value of $9.975 million) at December 31, 2013.

6. Net income (loss) per share attributable to NeoPhotonics Corporation common stockholders

The following table sets forth the computation of the basic and diluted loss per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except share and per share amounts):

	Years ended December 31,
	2013	2012	2011
Numerator:
Loss from continuing operations	$(34,339)	$(17,672)	$(15,390)
Less: Accretion of redeemable convertible preferred stock	—	—	(7)
Less: deemed dividend on beneficial conversion of Series X redeemable convertible preferred stock	—	—	(17,049)
Loss from continuing operations attributable to NeoPhotonics Corporation common stockholders	(34,339)	(17,672)	(32,446)
Income from discontinued operations	—	142	636
Loss attributable to NeoPhotonics Corporation common stockholders	$(34,339)	$(17,530)	$(31,810)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share attributable to NeoPhotonics Corporation common stockholders	31,000,325	28,529,849	22,359,802
Basic and diluted net loss per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$(1.11)	$(0.62)	$(1.45)
Discontinued operations	$—	$—	$0.03
Net income (loss)	$(1.11)	$(0.62)	$(1.42)

The Company has excluded the impact of outstanding employee stock options, restricted stock units, common stock warrants and shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive. The shares potentially issuable for each of these outstanding awards at December 31, 2013, 2012 and 2011 were as follows:

	December 31,
	2013	2012	2011
Employee stock options	4,103,454	2,773,887	2,631,524
Restricted stock units	1,169,649	924,823	517,445
Employee stock purchase plan	403,329	475,592	505,324
Common stock warrants	4,482	4,482	4,482
	5,680,914	4,178,784	3,658,775

7. Business Combinations

Acquisition of NeoPhotonics Semiconductor

On March 29, 2013 (the “closing date”) the Company acquired certain assets and assumed certain liabilities related to the semiconductor Optical Components Business Unit (the “OCU”) of LAPIS Semiconductor Co., Ltd., a wholly owned subsidiary of Rohm Co., Ltd (“LAPIS”) of Japan with the intention of operating the OCU as an ongoing business. The business is now known as NeoPhotonics Semiconductor. NeoPhotonics Semiconductor is a leader in high speed semiconductor and high speed laser and photodetector devices for communications networks. The Company believes the acquisition will expand the Company’s solutions for high speed telecom and datacom applications and strengthen the Company’s customer base in Japan.

Total consideration for NeoPhotonics Semiconductor was approximately $24.3 million, including cash of $13.1 million and notes payable of $11.1 million. The cash of $13.1 million includes $2.0 million that was withheld and placed into escrow to cover certain indemnity obligations. The notes payable of $11.1 million are to be paid in three equal installments on the first, second and third anniversaries of the closing date. Each year an additional amount calculated as 1.5% per year of the unpaid balance of the notes becomes due. LAPIS retains a lien on the land and building sold until the third payment is paid. The notes payable to LAPIS are denominated in Japanese Yen.

In connection with the acquisition, the Company incurred approximately $5.4 million in acquisition-related costs related to investment banking, legal, accounting and other professional services and transfer taxes related to real property acquired. The acquisition costs were expensed as incurred and are included in operating expenses in the Company’s 2013 consolidated statement of operations.

The results of operations of NeoPhotonics Semiconductor and the estimated fair values of the assets acquired and liabilities assumed have been included in the Company’s consolidated financial statements since the date of the acquisition. For the year ended December 31, 2013, NeoPhotonics Semiconductor‘s contribution to total revenues was $40.4 million. The portion of total expenses and net loss associated with NeoPhotonics Semiconductor cannot be separately identified due to the integration with the Company’s operations.

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

Total purchase consideration:
Cash paid	$13,128
Notes payable	11,130
$24,258
Liabilities assumed:
Pension and retirement obligations	$6,471
Other compensation-related liabilities	1,083
Other current liabilities	1,265
$8,819
Fair value of assets acquired:
Inventory	$13,309
Other current assets	35
Land, property, plant and equipment	14,433
Intangible assets acquired:
Developed technology	2,120
Customer relationships	3,180
$33,077

The approach for measuring the fair value of the assets acquired and liabilities assumed is described below:

Net Tangible Assets

NeoPhotonics Semiconductor’s tangible assets acquired and liabilities assumed as of March 29, 2013 were recorded at estimated fair value. The Company estimated fair value by adjusting NeoPhotonics Semiconductor’s historical value of property, plant and equipment to an estimate of depreciated replacement cost, adjusted for economic obsolescence. The Company depreciates property, plant and equipment over estimated lives of 2 to 20 years, and records the expense to cost of goods sold and operating expense. The fair value of inventory acquired was determined using a net realizable value approach based upon the expected sales value of the inventory, less any costs to complete and selling costs along with a reasonable profit margin based on historical and expected results.

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

The weighted average amortization period for the total intangible assets acquired is 5.4 years.

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation and NeoPhotonics Semiconductor for the years ended December 31, 2013 and 2012 as if the NeoPhotonics Semiconductor acquisition had been completed at the beginning of 2012. The pro forma financial information includes adjustments related to one time charges, amortization of fair value adjustments and elimination of NeoPhotonics Semiconductor’s revenues and cost of goods sold from its sales to the Company prior to the acquisition. As a result of the elimination adjustments, revenues were reduced by $1.9 million and $4.4 million for 2013 and 2012, respectively, and cost of goods sold was reduced by $1.8 million and $3.9 million for 2013 and 2012, respectively. The pro forma financial information for 2013 also included elimination of $5.4 million in transaction costs and cost of goods sold was decreased by $3.2 million and increased by $4.3 million for 2013 and 2012, respectively, due to a change in the value of inventory as a result of acquisition accounting.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Year ended December 31,
	2013	2012
Revenue	$294,933	$305,286
Net loss	$(23,340)	$(11,014)
Basic and diluted net loss per share	$(0.75)	$(0.39)

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented, nor does it intend to be a projection of future results.

Acquisition of Santur

In 2011, the Company acquired Santur, a leading designer and manufacturer of Indium Phosphide (InP)-based PIC products, for total cash consideration of $44.4 million, including $6.0 million that was withheld and placed into escrow to cover certain indemnity obligations. In addition, the sellers were entitled to receive up to $7.5 million based on Santur’s quarterly gross profit during 2012 (see Note 13).

The Company accounted for its acquisition of Santur as a business combination. Santur’s tangible and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the acquisition. The excess purchase price over the value of the net assets acquired was recorded as goodwill. The following table summarizes the purchase accounting and the net tangible assets acquired as of the date of acquisition (in thousands):

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

The adjustments to measure the assets acquired and liabilities assumed at fair value are described below:

Net Tangible Assets

Santur’s tangible assets acquired and liabilities assumed as of October 12, 2011 were recorded at estimated fair value. The Company increased Santur’s historical value of fixed assets by $5.8 million to adjust the fixed assets to an amount equivalent to the fair market value. The fair value of fixed assets acquired was determined using several approaches depending on the nature of the fixed asset including a market approach and cost approach if market data was not available. The Company also increased Santur’s cost of inventory by $0.2 million. The fair value of inventory acquired was determined using an income approach based upon the expected sales value of the inventory, less direct costs associated with the sale of the inventory and an allocation of profit margins between the buyer and seller.

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

In-process research and development represents four Santur research and development projects that had not reached technological feasibility as of the closing date of the acquisition. Acquired in-process research and development was recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts. The fair value of in-process research and development, similar to developed technology intangibles acquired, was determined using an income approach called the multi-period excess-earnings approach, with the additional inclusion of estimated costs required to complete the projects. These projects were completed in 2012. The Company amortizes the assets over an average estimated life of 5 years and amortization expense is recorded to cost of goods sold.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the assembled workforce, the ability to generate new products and services as a combined company and expected synergistic benefits of the transaction. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or, more frequently if certain indicators are present.

Santur’s results of operations from October 12, 2011 through December 31, 2011 were included in the Company’s consolidated statement of operations for the year ended December 31, 2011. During the year ended December 31, 2011, Santur contributed $5.8 million of revenue and $13.8 million of operating loss, which included the impact from purchase accounting related adjustments, such as the amortization of purchased intangibles, amortization of acquisition related fixed asset and inventory step-up, adjustment to the fair value of contingent consideration, retention expense, and acquisition related costs. The following table presents pro forma results of operations of the Company and Santur, as if the companies had been combined as of the beginning of 2011. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place on January 1, 2011, or of future results. Pro-forma results include: (i) amortization of intangible assets related to the acquisition, (ii) depreciation expense associated with the fair value adjustment to Santur’s property, plant and equipment, (iii) stock-based compensation expense, and (iv) interest income (expense) associated with Santur’s debt eliminated in connection with the acquisition. The pro forma information for the year ended December 31, 2011 is as follows (in thousands, except per share amounts):

Total revenues	$236,449
Net loss	(29,352)
Net loss attributable to NeoPhotonics Corporation	(29,352)
Net loss attributable to NeoPhotonics Corporation common stockholders	(46,408)
Basic and diluted net loss per share attributable to NeoPhotonics Corporation common stockholders	(2.08)

8. Goodwill and purchased intangible assets

Goodwill

In the fourth quarter of 2011, the Company recognized a goodwill impairment charge of $13.1 million. As a result, the Company does not have any goodwill on its consolidated balance sheets as of December 31, 2013 or 2012.

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

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$34,524	$(25,931)	$8,593	$32,176	$(22,869)	$9,307
Customer relationships	15,004	(9,732)	5,272	11,898	(8,148)	3,750
Leasehold interest	1,406	(266)	1,140	1,355	(241)	1,114
Non-compete agreements	950	(950)	—	950	(908)	42
	$51,884	$(36,879)	$15,005	$46,379	$(32,166)	$14,213

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

	Years ended December 31,
	2013	2012	2011
Cost of goods sold	$2,543	$2,472	$598
Operating expenses	1,532	1,316	994
Total	$4,075	$3,788	$1,592

The estimated future amortization expense of purchased intangible assets as of December 31, 2013, is as follows (in thousands):

2014	$4,402
2015	4,386
2016	3,640
2017	793
2018	580
Thereafter	1,204
$15,005

9. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2013	2012
Accounts receivable	$57,010	$66,338
Trade notes receivable	8,054	4,979
Allowance for doubtful accounts	(531)	(963)
	$64,533	$70,354

The table below summarizes the movement in the Company’s allowance for doubtful accounts (in thousands):

Balance at December 31, 2010	$(1,582)
Provision for bad debt	(196)
Write-offs, net of recoveries	1,272
Balance at December 31, 2011	(506)
Provision for bad debt	(457)
Write-offs, net of recoveries	—
Balance at December 31, 2012	(963)
Provision for bad debt	253
Write-offs, net of recoveries	179
Balance at December 31, 2013	$(531)

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$26,379	$19,038
Work in process	14,341	8,940
Finished goods	24,188	15,815
	$64,908	$43,793

Included in finished goods was $5.4 million and $4.5 million of inventory at customer vendor managed inventory locations at December 31, 2013 and 2012, respectively.

Property, plant and equipment, net

Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2013	2012
Land	$3,167	$—
Buildings	23,194	16,484
Machinery and equipment	104,287	92,139
Furniture, fixtures, software and office equipment	11,441	8,300
Leasehold improvements	7,837	4,373
	149,926	121,296
Less: Accumulated depreciation	(81,075)	(66,856)
	$68,851	$54,440

Depreciation expense was $16.3 million, $12.4 million and $10.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Employee-related	$12,297	$12,293
Other	11,346	7,666
	$23,643	$19,959

Accrued warranty

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Years ended December 31,
	2013	2012	2011
Beginning balance	$1,072	$1,443	$299
Warranty accruals	1,514	385	393
Assumed warranty from acquisitions	135	—	999
Settlements and adjustments	(984)	(756)	(248)
Ending balance	$1,737	$1,072	$1,443	(1)

(1)

Included within the ending balance is an accrual of $0.3 million relating to a specific part, for which the liability was assumed as part of the acquisition of Santur. The Company did not experience any claims for this product after October 2011 and it believed warranty claims were remote. Therefore, the Company released this obligation in the fourth quarter of 2012.

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Pension and other employee-related	$6,206	$188
Penalty payment derivative	239	138
Other	1,542	1,536
	$7,987	$1,862

10. Restructuring

During 2013, the Company exited and closed one facility at its headquarters location to align its facilities usage with its current size. Additionally, the Company approved and implemented a restructuring action to reduce its workforce and close a facility in China and to exit its contract manufacturing activities in Malaysia. The Company recorded a restructuring charge of $1.5 million during 2013 related to these actions, of which $0.8 million was recorded in operating expenses with the remainder recorded in cost of goods sold. The remaining balance related to facilities will be paid through 2015.

The following table summarizes activity associated with the restructuring during the year ended December 31, 2013 (in thousands):

	Severance	Facilities	Contract Termination	Total
Restructuring obligations, December 31, 2012	$—	$—	$—	$—
Restructuring costs incurred in 2013	699	318	457	1,474
Cash payments	(699)	(178)	(391)	(1,268)
Non-cash settlements and other	—	71	—	71
Restructuring obligations, December 31, 2013	$—	$211	$66	$277

During the fourth quarter of 2011, the Company approved and implemented a restructuring plan, which resulted in the involuntary termination of 37 employees in the U.S. and 43 employees in China. The reduction in workforce was primarily related to cost-cutting measures in research and development. In addition, the Company made reductions in the areas of sales, marketing and administrative functions as a result of redundancy in positions due to the acquisition of Santur in October 2011. The Company recorded a restructuring charge of $1.3 million for severance and benefit costs in 2011. As of December 31, 2012 all of the restructuring expense had been paid.

11. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s notes payable and long-term debt (in thousands, except percentages):

	December 31, 2013		December 31, 2012
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate
Notes payable	$9,738	—	$12,003	—
Long-term debt:
Acquisition-related	$9,975	1.50%	$—	—
Bank borrowings	24,500	2.92%	22,167	2.20%
	34,475		22,167
Less: current portion of long-term debt	(10,325)		(5,000)
Total long-term debt, net of current portion	$24,150		$17,167

Notes payable

The Company frequently issues notes payable to its suppliers in China in exchange for accounts payable. These notes are supported by noninterest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. These balances are classified as restricted cash on the Company’s consolidated balance sheets. As of December 31, 2013 and 2012, restricted cash totaled $2.1 million and $2.6 million, respectively. In May 2014, one of the Company’s subsidiaries in China issued a 90-day bank acceptance draft of approximately $8.0 million to another of the Company’s subsidiaries that required a compensating balance of approximately $2.4 million.  This bank acceptance draft can be sold for cash at a discount prior to its expiration.

At December 31, 2013, the Company’s subsidiaries in China had two short-term line of credit facilities with banking institutions. Amounts requested by the Company were not guaranteed and were subject to the banks’ funds and currency availability. The Company had no amount outstanding under these facilities at December 31, 2013 or 2012. As of June 3, 2014, both credit facilities had expired and were in the process of being renewed.

Acquisition-related

In connection with the acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company is obligated to pay 1,050 million Japanese Yen in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by NeoPhotonics Semiconductor. The obligation bears interest at 1.5% per year and the acquired real estate property is security for the loan from LAPIS.

Bank borrowings

The Company has a credit agreement with Comerica Bank in the U.S., which has been amended several times. In March 2013, the Company amended and restated its credit agreement in its entirety. The components of the available credit facilities are as follows:

—

A revolving credit facility under which there was nothing outstanding and $20.0 million available for borrowing at December 31, 2013, subject to covenant requirements. There was $8.0 million outstanding under this line at December 31, 2012. Amounts borrowed are due on or before March 2016 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.5% or LIBOR plus 2.5%. As of December 31, 2013 the rate on the LIBOR option was 2.67%.

—

A term loan facility of $28.0 million, under which $24.5 million was outstanding at December 31, 2013. Interest is payable quarterly in arrears and the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of December 31, 2013 the rate on the LIBOR option was 2.92%

Additionally, as of December 31, 2012, there was $14.2 million outstanding under an acquisition advance facility under the previous agreement, which bore interest at a rate of LIBOR plus 2%.

In connection with the credit agreement, the Company issued a warrant to the lender to purchase 4,482 shares of common stock at an exercise price of $29.00 per share. As of December 31, 2013, the warrant had not been exercised.

The Company’s credit agreement requires the maintenance of specified financial covenants, including a debt to EBITDA ratio and liquidity ratios.  The agreement also restricts the Company’s ability to incur additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of its U.S. assets, other than intellectual property assets. The Company was not in compliance with the debt to EBITDA covenant at December 31, 2013 and obtained a waiver from the bank with respect to such noncompliance.

The Company executed a series of amendments to its credit agreement through April 2014 that modified certain covenants and extended the delivery date of certain of its Quarterly Reports on Form 10-Q and this Annual Report on Form 10-K. The amendments also increased the applicable interest margins by 0.25% per annum. Loans under the term loan facility bear interest equal to either the LIBOR rate, plus an applicable margin equal to 3.00% per annum, or a base rate (as defined) plus an applicable margin equal to 2.00% per annum. Loans under the revolving loan facility bear interest at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum, or a base rate (as defined) plus an applicable margin equal to 1.75% per annum. These new interest rate options will be in effect at least until the lender’s review of the Company’s June 30, 2014 financial statements.

On May 19, 2014 the Company executed an amendment to the credit agreement that waived testing of certain covenants for compliance, including the debt to EBITDA covenant, provided that the Company maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access.  The Company intends to work with the bank in the coming months to restructure the credit agreement, including the covenant requirements.  In the absence of a restructured agreement, the Company believes it will need to continue to maintain the compensating balances at least through the end of 2014. As of May 19, 2014, the amount of the Company’s cash and short-term investments in these compensating balance accounts was $21.1 million.

At December 31, 2013, maturities of long-term debt were as follows (in thousands):

2014	$10,325
2015	10,325
2016	10,325
2017	3,500
$34,475

On May 23, 2014, one of the Company’s subsidiaries in China borrowed CNY 50 million (approximately $8.0 million) under a working capital loan agreement with a bank.  The loan bears interest at 7% per annum.  Interest is payable monthly and the principle is due on November 23, 2014.

12. Japan defined benefit pension plans

In connection with its acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company assumed responsibility for two defined benefit plans that provide retirement benefits to its NeoPhotonics Semiconductor employees in Japan: the Retirement Allowance Plan (“RAP”) and the Defined Benefit Corporate Pension Plan (“DBCPP”). The RAP is an unfunded plan administered by the Company.  The benefits are calculated based on the accumulation of points, years of service and mode of exit.  Lump sum benefits are provided upon retirement or upon certain instances of termination.  The DBCPP is a funded defined benefit plan sponsored by LAPIS in which the Company has participated.  The benefits are calculated based on the accumulation of points, interest and years of service.  Lump sum or annuity benefits are provided upon retirement or upon certain instances of termination.

The DBCPP plan assets are currently held by LAPIS.  Effective February 28, 2014, the DBCPP was converted to a defined contribution plan (“DCP”).  LAPIS will transfer approximately $2.0 million into the newly formed DCP which is the allowable amount that can be transferred according to the Japanese regulations.   This $2.0 million is the amount reflected as the plan assets at December 31, 2013 in the table below.  Additionally, LAPIS will pay the Company approximately $0.3 million in connection with the conversion of the plan, which the Company has included in prepaid expenses and other current assets at December 31, 2013.  The net unfunded projected benefit obligation amount in the DBCPP at the date of conversion will be transferred to the RAP.

The funded status of these plans for the period from March 29, 2013 to December 31, 2013 was as follows (in thousands):

	RAP	DBCPP
Change in projected benefit obligation:
Projected benefit obligation, March 29, 2013	$5,795	$2,706
Service cost	175	78
Interest cost	39	18
Benefits paid	(140)	—
Actuarial (gain)/loss	177	(14)
Currency translation adjustment	(600)	(280)
Projected benefit obligation, end of period	$5,446	$2,508
Change in plan assets:
Plan assets at fair value, March 29, 2013	$—	$2,037
Employer contributions	—	585
Actual return on plan assets	—	(304)
Currency translation adjustment	—	(246)
Plan assets at calculated amount, end of period	$—	$2,072
Amounts recognized in consolidated balance sheets:
Accrued and other current liabilities	$115	$—
Other noncurrent liabilities	$5,331	$436
Amount recognized in accumulated other comprehensive loss:
Defined benefit pension plans adjustment	$177	$319
Accumulated benefit obligation, end of period	$4,929	$2,508

Net periodic pension cost associated with these plans for the period from March 29, 2013 to December 31, 2013 included the following components (in thousands):

	RAP	DBCPP
Service cost	$175	$78
Interest cost	39	18
Expected return on plan assets	—	(30)
Net periodic pension costs	$214	$66

The projected and accumulated benefit obligations for the plans were calculated as of December 31, 2013 using the following assumptions:

	RAP	DBCPP
Discount rate	0.7%	1.6%
Expected return on plan assets	—%	1.7%
Salary increase rate	4.5%	1.2%

The expected return on plan assets was based on the historical return on assets similar to those held in the LAPIS plan.

Estimated future benefit payments under the plans are as follows (in thousands):

	RAP	DBCPP
2014	$115	$85
2015	126	12
2016	553	19
2017	433	30
2018	634	43
2019 - 2023	2,456	414
	$4,317	$603

The Company contributed approximately $15,000 to the DBCPP from January 1, 2014 to February 28, 2014.  Because the DBCPP transitioned to the DCP on that date, no further contributions to the DBCPP are required.

In addition to the conversion of the DBCPP to the DCP, the Company made certain changes to the RAP benefit formula and will transfer the net unfunded projected benefit obligation amount from the DBCPP to the RAP at the date of conversion.  As a result of these changes, the Company expects to record a curtailment gain of approximately $0.1 million in the quarter ended March 31, 2014.

13. Commitments and contingencies

Leases

The Company leases various facilities under non-cancelable operating leases. As of December 31, 2013, the future minimum commitments under all operating leases are as follows (in thousands):

Years ending December 31,
2014	$1,756
2015	1,343
2016	744
2017	500
2018	520
Thereafter	447
$5,310

The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the Company’s operating leases was $2.2 million, $2.3 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Litigation

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and if the Company believes it is more likely than not that the case will be ruled against us. If a legal claim for which the Company did not accrue is resolved against us, the Company would record the expense in the period in which the ruling was made. The Company currently does not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on its financial condition and operating results.

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

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of December 31, 2013, the Company does not have any material indemnification claims that were probable or reasonably possible.

Purchase obligations

The Company has open purchase orders with its suppliers for the purchase of inventory and other items in the ordinary course of its business. As of December 31, 2013, the Company’s estimate of outstanding amounts under these purchase orders was approximately $40.0 million, primarily expected to be purchased within the next 12 months.

Settlement with Santur

In May 2014, the Company entered into a settlement agreement covering the outstanding claims in connection with its 2011 acquisition of Santur. Under the terms of the settlement agreement, a net amount of $1.9 million was paid to the Company from the escrow account that was set up under the original merger agreement. This amount comprises $3.9 million related to certain indemnification claims by the Company (“Indemnification Amount”) which were partially offset by $2.0 million related to additional consideration for the business acquisition that was contingent upon Santur’s gross profit performance during 2012 (“Contingent Consideration Amount”). Prior to this Settlement, the Company had recorded $1.0 million as its estimated fair value of the Contingent Consideration Amount. As a result of this settlement, the Company recorded an additional $1.0 million in its operating expenses for the year ended December 31, 2013 to adjust the fair value of the Contingent Consideration Amount to the full $2.0 million settlement amount. Because it is considered to be a contingent gain, the $3.9 million Indemnification Amount will not be recognized until the quarter ended June 30, 2014.

The fair value of the Contingent Consideration Amount was originally measured at the date of acquisition in 2011 and was re-measured each reporting period with any changes in the fair value recognized as a gain or loss in the consolidated statements of operations. The Contingent Consideration Amount was valued with level three inputs. Prior to the settlement, the fair value of this liability was estimated using the expected cash flow approach with inputs being probability-weighted revenue and gross margin projections and a discount rate based on a weighted-average cost of capital. As of December 31, 2013, 2012 and 2011, the fair value of the contingent consideration was $2.0 million, $1.0 million and $1.5 million, respectively.

14. Stockholders’ Equity

Common stock

As of December 31, 2013, the Company had reserved the following shares of authorized but unissued common stock:

Stock option plans	6,069,781
Stock purchase plans	369,878
Warrants	4,482
6,444,141

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

In connection with this private placement transaction, the Company agreed to certain performance obligations including establishing a wholly-owned subsidiary in Russia and making a $30.0 million investment commitment (the ‘Investment Obligation’) towards the Company’s Russian operations. The Investment Obligation can be partially satisfied by investment outside of the Russian Federation and/or by way of non-cash asset transfers, including but not limited to capital equipment, small tools, intellectual property, and other intangibles. A minimum of $15.0 million of the Investment Obligation is required to be satisfied by making capital expenditures and the remaining $15.0 million can be satisfied through general working capital and research and development expenditures. All of the amount for general working capital can be spent either inside or outside of Russia. However, at least 80% of the amount expended for research and development expenditure must be spent inside Russia. General working capital can include acquisition of other businesses or portions thereof to be owned by the Russian subsidiary.

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

The Company has accounted for the $5.0 million Penalty Payment as an embedded derivative instrument, with the underlying being the performance or nonperformance of meeting the Investment Obligation by the extended deadline of March 31, 2015 and has classified $4.9 million of the $5.0 million as additional paid-in capital and the remaining $0.1 million, representing the estimated fair value of the Penalty Payment derivative, in other noncurrent liabilities.

The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Obligation and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other income (expense). The estimated fair value of this derivative was $0.2 million and $0.1 million at December 31, 2013 and 2012, respectively.

Accumulated Other Comprehensive Income

Comprehensive loss consists of two components, net loss and other comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under GAAP are recorded as an element of stockholders’ equity and are excluded from net income or loss. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities classified as available-for-sale and certain pension adjustments.

The following table shows the components of accumulated other comprehensive income, net of taxes, as of December 31, 2013, 2012 and 2011 (in thousands):

	December 31,
	2013	2012	2011
Foreign currency translation adjustments	$11,802	$11,761	$11,660
Unrealized gains/losses on available-for-sale securities	3	68	(307)
Defined benefit pension plan adjustment	(118)	—	—
	$11,687	$11,829	$11,353

Accumulated Deficit

Approximately $6.5 million of the Company’s accumulated deficit at December 31, 2013 was subject to restriction due to the fact that its subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

15. Stock-based compensation

Equity incentive programs

2004 Stock Option Plan

In March 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) for the benefit of its eligible employees, consultants and independent directors. In February 2011, in connection with the closing of the Company’s initial public offering and execution of the associated underwriting agreement, shares authorized for issuance under the 2004 Plan were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of December 31, 2013, options to purchase 1,517,048 shares were outstanding under the 2004 Plan and no shares were available for future grant.

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

The Company re-measures the fair value (based on the market price of the Company’s common stock at the relevant period end) of all vested and outstanding stock appreciation units and adjusts compensation expense and corresponding liability accordingly. The Company also recognizes compensation expense for additional vested stock appreciation units. As of December 31, 2013, 160,397 stock appreciation units were outstanding. The Company does not intend to grant additional stock appreciation units under the 2007 Plan.

2010 Equity Incentive Plan

In April 2010, the Company adopted its 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan will terminate on April 13, 2020, unless sooner terminated by the board of directors.

The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Additionally, the 2010 Plan provides for the grant of performance-based cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

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

Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2010 Plan was 865,420 shares. Then, the number of shares of the Company’s common stock reserved for issuance under the 2010 Plan automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2010 Plan is 8,000,000 shares. As of December 31, 2013, stock options to purchase and restricted stock units to convert to a total of 3,358,169 shares of common stock were outstanding under the 2010 Plan and 507,435 shares were reserved for future issuance.

2010 Employee Stock Purchase Plan

In February 2011, the Company adopted its 2010 Employee Stock Purchase Plan (the “2010 ESPP”). The 2010 ESPP was implemented through a series of offerings of purchase rights to eligible U.S. employees. The offering period is for 12 months beginning November 16th of each year, with two purchase dates on May 15th and November 15th.   Due to the delay in filing this Annual Report on Form 10-K, in May 2014 the Compensation Committee of the Company’s Board of Directors (the Committee) rescheduled the May 15 purchase date under the current offering period to the date that is three business days after the later of (i) the filing of this Annual Report and (ii) the Company’s general public release of its revenues for the first quarter of 2014.  Additionally, the Committee waived the existing purchase limits for the upcoming purchase date only, creating a modification of the purchase price formula for the current offering period.

The 2010 ESPP initially authorized the issuance of 342,568 shares of the Company’s common stock pursuant to purchase rights granted to employees or to employees of designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lesser of (1) 3.5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 600,000 shares of common stock or (3) such lesser number of shares of common stock as determined by the Company’s board of directors. As of December 31, 2013, the Company had 369,878 shares reserved for future issuance. The Company issued 487,856 shares during the year ended December 31, 2013.

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

The number of shares reserved for issuance under the 2011 Plan is 750,000 shares. The exercise price of awards shall be not less than 100% of the fair market value of the Company’s common stock on the date of grant. Each stock appreciation right grant will be denominated in shares of common stock equivalents. Options and stock appreciation rights have a maximum term of ten years measured from the date of grant, subject to earlier termination following the individual’s cessation of service with the Company. As of December 31, 2013, stock options to purchase a total of 397,886 shares of common stock were outstanding under the 2011 Plan and 317,472 shares were reserved for future issuance.

Determining Fair Value

The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Years ended December 31,
Stock options	2013	2012	2011
Weighted-average expected term (years)	6.49	6.77	6.69
Weighted-average volatility	74%	72%	71%
Risk-free interest rate	1.08% – 1.86%	0.99% – 2.70%	1.62% – 2.92%
Expected dividends	— %	— %	— %
Stock appreciation units
Weighted-average expected term (years)	1.90	2.88	3.91
Weighted-average volatility	58%	68%	74%
Risk-free interest rate	0.10% – 0.63%	0.21% – 0.63%	0.36% – 2.42%
Expected dividends	— %	— %	— %
ESPP
Weighted-average expected term (years)	0.73	0.75	0.71
Weighted-average volatility	48%	60%	68%
Risk-free interest rate	0.09% – 0.16%	0.04% – 0.16%	0.04% – 0.23%
Expected dividends	— %	— %	— %

Expected term. The expected term for stock options was estimated using the Company’s historical exercise behavior and expected future exercise behavior. Vested stock appreciation units first became exercisable upon the expiration of the lock-up period associated with the initial public offering. Therefore, the Company estimated the term of the award based on an average of the weighted-average exercise period and the remaining contractual term. The expected term for the ESPP represents the period of time from the beginning of the offering period to the purchase date.

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

Risk-free interest rate. The risk-free rate that the Company uses in the Black-Scholes-Merton option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected dividends. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense recognized for the years ended December 31, 2013, 2012 and 2011 (in thousands)

	Years ended December 31,
	2013	2012	2011
Cost of goods sold	$924	$800	$503
Research and development	2,060	1,744	1,033
Sales and marketing	1,167	934	647
General and administrative	1,585	1,299	925
	$5,736	$4,777	$3,108

Stock Option and Restricted Stock Unit Activity

The following table summarizes the Company’s stock option and restricted stock unit, or RSU, activity during the year ended December 31, 2013:

		Stock Options		Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	382,668	2,773,887	$5.87	924,823	$5.84
Authorized for issuance	2,569,115	—	$—	—	$—
Granted	(2,420,870)	1,732,130	$5.92	688,740	$6.96
Exercised/Converted	—	(260,604)	$4.65	(345,359)	$8.26
Forfeited	265,765	(141,959)	$7.35	(98,555)	$6.13
Balance at December 31, 2013	796,678	4,103,454	$5.92	1,169,649	$6.42

The following table summarizes information about stock options outstanding as of December 31, 2013:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	3,729,782	$5.94	6.68	$5,824
Exercisable	1,935,519	$5.88	4.93	$3,618

The fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was $1.1 million, $2.1 million and $1.0 million, respectively. The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2013 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2013. The intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was $0.7 million, $0.1 million and $0.4 million, respectively.

The weighted-average fair value of options granted was $4.65, $3.33 and $4.15 per share for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there was $7.9 million of unrecognized stock-based compensation expense for stock options that will be recognized over the remaining weighted-average period of 4.4 years.

Included in 2013 grants in the table above are 1.2 million shares of market-based stock options granted to key employees. These options will vest if the average closing price of the Company’s common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share and the recipients remain in continuous service with the Company through such period, or fully accelerate and vest in December 2019. The Company estimated the fair value of its market-based options as $4.11-$5.97 for 2013 using a Monte Carlo simulation model with the assumptions discussed above. The Company recorded $0.4 million of compensation expense for these options in 2013.

The following table summarizes information about RSUs outstanding as of December 31, 2013:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	1,102,383	$6.42	1.25	$7,783

The fair value of RSUs vested during the years ended December 31, 2013, 2012 and 2011 was $2.1 million, $1.1 million and $0.0, respectively. The intrinsic value of RSUs vested and expected to vest as of December 31, 2013 is calculated based on the fair value of the Company’s common stock as of December 31, 2013. The intrinsic value of RSUs converted during the years ended December 31, 2013, 2012 and 2011, was $2.9 million, $0.8 million and $0.0 respectively.

The weighted-average fair value of RSUs granted was $6.96 and $5.27 per share for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, the Company had $5.5 million of unrecognized stock-based compensation expense for RSUs that will be recognized over the remaining weighted-average period of 2.0 years.

The majority of the Company’s RSUs that were converted during the years ended December 31, 2013 and 2012 were net share settled. No RSUs were settled in the year ended December 31, 2011. Upon each settlement date, RSUs were withheld to cover the required withholding tax and the remaining amounts were delivered to the recipient as shares of the Company’s common stock. In 2013 and 2012, the Company withheld 68,390 and 28,229 shares, respectively, which represented the employees’ minimum statutory obligation for income and other employment taxes and remitted cash of $0.6 million and $0.1 million, respectively, to the appropriate tax authorities.

Stock Appreciation Unit Activity

The following table summarizes the Company’s stock appreciation unit activity during the year ended December 31, 2013:

	Stock Appreciation Units	Weighted- Average Exercise Price
Stock appreciation units outstanding as of December 31, 2012	212,534	$7.07
Stock appreciation units granted	275,000	$5.40
Stock appreciation units exercised	(29,263)	$4.36
Stock appreciation units cancelled	(37,874)	$7.45
Stock appreciation units outstanding as of December 31, 2013	420,397	$6.13

The fair value of stock appreciation units vested during the year ended December 31, 2013, 2012 and 2011 was $0.1 million, $0.3 million and $0.1 million, respectively. The intrinsic value of stock appreciation units is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2013. The cash paid for stock appreciation units exercised during the years ended December 31, 2013, 2012 and 2011, was $0.1 million, $0.02 million and $0.02 million, respectively.

Stock appreciation units are re-measured each period at fair value. Due to the contingent nature of the awards prior to the initial public offering, the Company had not recorded any compensation expense associated with these awards. Therefore, in February 2011, the Company recognized compensation expense representing the number of vested stock appreciation units at that date, multiplied by the fair value of the award. Subsequently, the Company recognizes a charge (credit) for any changes in the fair value of the vested awards.

As of December 31, 2013 and 2012, the liability for settlement of stock appreciation units was $0.5 million and $0.4 million, respectively, and was included in accrued and other current liabilities on the consolidated balance sheet. Based on the fair value of the stock appreciation units as of December 31, 2013, the Company has $0.9 million of unrecognized stock-based compensation expense for stock appreciation units that will be recognized over the remaining weighted-average period of 4.0 years.

Included in 2013 grants in the table above are 0.3 million shares of market-based stock appreciation units granted to key employees. These market-based units will vest if the average closing price of the Company’s common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share and the recipient remains in continuous service with the Company through such period, or will fully accelerate and vest in December 2019. The Company estimated the fair value of these market-based units as $4.64 - $5.17 for December 31, 2013 using a Monte Carlo simulation model with the assumptions discussed above. The Company recorded $0.2 million of compensation expense for these stock appreciation units in 2013.

Employee Stock Purchase Plan

As of December 31, 2013, there was $0.7 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2014.

16. Income taxes

The provision for income taxes is based upon the income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
U.S. operations	$(39,618)	$(25,599)	$(20,712)
Non-U.S. operations	6,483	9,291	6,477
	$(33,135)	$(16,308)	$(14,235)

The components of the provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current
Federal	$7	$(103)	$(257)
State	(11)	—	—
Foreign	(1,658)	(1,119)	(1,350)
	(1,662)	(1,222)	(1,607)
Deferred
Federal	—	—	—
State	—	—	—
Foreign	458	(142)	452
Total provision for income taxes from continuing operations	(1,204)	(1,364)	(1,155)
Benefit from (provision for) income taxes from discontinued operations	—	(114)	318
Total provision	$(1,204)	$(1,478)	$(837)

The provision for income taxes differs from the amount obtained by applying the U.S. federal statutory tax rate as follows (in thousands, except percentages):

	Years Ended December 31,
	2013	2012	2011
Federal statutory rate	35%	34%	34%
Tax at federal statutory rate	$11,597	$5,599	$4,840
State taxes, net of federal benefit	1,058	967	397
Nondeductible expenses	(260)	96	138
Stock-based compensation	(385)	(529)	(511)
Change in valuation allowance	(13,042)	(7,308)	(811)
Research and development	1,077	—	485
Foreign rate differences	(2,129)	(656)	3,555
Earn out adjustment not taxable	(359)	132	438
Foreign income inclusion	—	—	(5,140)
Change in prior year deferred balances	1,756	826	—
Acquisition-related costs	(391)	(491)	(4,585)
Other	(126)	—	39
	$(1,204)	$(1,364)	$(1,155)

Deferred income tax assets and liabilities comprise the following (in thousands):

	December 31,
	2013	2012
Deferred Tax Assets
Net operating loss carryforwards	$79,944	$69,969
Federal and state credits	9,357	7,747
Reserves, accruals and other	6,091	5,498
Fixed assets and intangibles	3,874	902
Total deferred tax assets	99,266	84,116
Valuation allowance	(91,045)	(78,003)
Total deferred tax assets, net of valuation allowance	8,221	6,113
Deferred tax liabilities
Acquired intangibles	(6,910)	(5,362)
Net deferred tax assets	$1,311	$751
Reported as:
Current deferred tax assets, included within prepaid expenses and other current assets	$2,315	$1,333
Long-term deferred tax assets, included within other long-term assets	—	71
Deferred income tax liabilities	(1,004)	(653)
Net deferred tax assets	$1,311	$751

The net valuation allowance increased by $13.0 million, $6.5 million and $15.1 million during the years ended December 31, 2013 2012 and 2011, respectively. The Company did not record a valuation allowance against deferred tax assets in foreign jurisdictions as it believes they were realizable on a more likely than not basis as of December 31, 2013. As of December 31, 2013, the Company had federal and state net operating loss, or NOL, carryforwards of $238.0 million and $155.6 million, respectively. Federal NOL carryforwards start to expire in 2018 and a portion of the state NOL carryforwards will start to expire in 2014. At December 31, 2013, the Company also had federal and state research credit carryovers of $5.1 million and $11.2 million, respectively. The federal credits will begin to expire in 2018 and the state credit can be carried forward indefinitely. Utilization of NOL carryforwards and credits may be subject to substantial annual limitation due to federal and state ownership limitation. The annual limitation may result in the expiration of NOL and tax credit carryforwards before utilization. The deferred tax assets listed above do not include NOL carryforwards that are expected to expire unutilized as a result of existing ownership changes.

As of December 31, 2013, the Company’s undistributed earnings of foreign subsidiaries were $26.2 million.  Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividend or otherwise, the Company would be subject to U.S. income taxes (subject to adjustment for foreign tax credits). Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable and the amounts are expected to be immaterial.

Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposed a single uniform income tax rate of 25% on all China enterprises, including foreign invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, the Company’s China subsidiaries may be subject to the uniform income tax rate of 25% unless they are able to qualify for preferential status. Currently, they have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The Company realized benefits from the reduced tax rate of $0.2 million ($0.01 per share), $0.9 million ($0.03 per share) and $0.5 million ($0.02 per share) in the years ended December 31, 2013, 2012 and 2011, respectively. The Company intends to apply to renew the preferential rate of 15% for 2014. In order to retain the preferential rate, the Company must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. The Company believes it will continue to meet the requirements.

At December 31, 2013, the Company’s gross unrecognized tax benefits were approximately $16.5 million, of which $0.2 million would impact the effective tax rate if recognized. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company does not believe that the amount of unrecognized tax benefits will change significantly in the next twelve months. There were no interest or penalties related to unrecognized tax benefits. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2010	$5,101
Gross increases for tax positions of prior years	119
Gross increases for tax positions of current year	3,994
Balance at December 31, 2011	9,214
Gross increases for tax positions of prior years	70
Releases for tax positions of prior years	(26)
Gross increases for tax positions of current year	2,735
Balance at December 31, 2012	11,993
Gross increases for tax positions of prior years	155
Gross increases for tax positions of current year	4,361
Reductions resulting from lapse of applicable statute of limitations	(57)
Balance at December 31, 2013	$16,452

The Company’s material tax jurisdictions are the United States federal, California, Japan and China. As a result of NOL carryforwards, substantially all of the Company’s tax years remain open to US federal and state tax examination. All of Japan’s tax years remain open for Japanese tax examination and tax years for 2008 and forward remain open for Chinese tax examination.

17. Segment and geographic information

The Company operates in one reportable segment. The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company’s operations as a whole and reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources.

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the ship to location of the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia. Long-lived assets in the table below comprise only property, plant and equipment (in thousands):

	Years ended December 31,
	2013	2012	2011
Revenue:
China	$122,387	$121,236	$129,390
United States	45,036	66,007	31,180
Japan	25,451	14,771	15,085
Rest of world	89,368	43,409	25,374
Total consolidated revenue	$282,242	$245,423	$201,029

	As of December 31,
	2013	2012
Long-lived assets:
China	$32,993	$31,922
United States	20,150	21,706
Japan	15,690	812
Rest of world	18	—
Total long-lived assets	$68,851	$54,440

18. Selected Quarterly Financial Data (unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2013 and 2012.

Year ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share data)
Net revenues	$56,063	$74,990	$76,814	$74,375
Gross profit	11,757	15,601	18,179	19,636
Net loss	(12,240)	(8,284)	(9,363)	(4,452)
Basic and diluted net loss per share	$(0.40)	$(0.27)	$(0.30)	$(0.14)
Weighted averages shares used to compute basic and diluted net loss per share	30,574,032	30,779,730	31,184,958	31,450,916

Year ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share data)
Net revenues	$54,223	$63,025	$66,152	$62,023
Gross profit	11,406	15,188	20,616	14,050
Income ( loss) from continuing operations	(11,778)	(3,656)	723	(2,961)
Income (loss) from discontinued operations	170	—	—	(28)
Net income (loss)	(11,608)	(3,656)	723	(2,989)
Basic and diluted net income (loss) per share:
Continuing operations	$(0.47)	$(0.13)	$0.02	$(0.10)
Discontinued operations	$0.01	$—	$—	$—
Net income (loss)	$(0.46)	$(0.13)	$0.02	$(0.10)
Weighted averages shares used to compute basic net income (loss) per share	24,870,684	28,402,929	30,215,144	30,414,735
Weighted averages shares used to compute diluted net income (loss) per share	24,870,684	28,402,929	30,611,304	30,414,735

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting.

Remediation of Prior Material Weakness

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, because our annual inventory count procedures were not properly executed as the receiving/inspection areas of our facilities in Fremont and San Jose, California were not subjected to our annual physical inventory counts so that the inventory at these locations would be properly validated for existence. Specifically, our internal controls over annual inventory counts did not operate effectively to provide reasonable assurance that all inventory count results were reconciled to our accounting records. While this control deficiency did not result in any misstatements, it could have resulted in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

During the year ended December 31, 2013, we implemented the following changes in our internal control over financial reporting that contributed to the remediation of this material weakness:

—	Enhanced our written instructions for the physical inventory counts;
—	Implemented an inventory control and physical inventory count training program, and
—	Increased the frequency of inventory cycle and physical counts at our Fremont and San Jose, California facilities.

We have evaluated and tested the effectiveness of these controls as of December 31, 2013 and determined that our previously reported material weakness has been remediated.

Material Weaknesses Identified in 2013

The following material weaknesses in our internal control over financial reporting were identified during 2013 and had not been remediated at December 31, 2013:

—

Control Environment — We did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of our transactions and business operations, (ii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with our financial reporting requirements, which resulted in erroneous judgments regarding the proper application of GAAP and (iii) insufficient corporate involvement to identify and resolve errors in recording transactions and financial results at our non-US subsidiaries. This control environment material weakness was exacerbated by our acquisition of NeoPhotonics Semiconductor in March 2013 and contributed to the following additional material weaknesses.

—

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

—

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

Remedial Measures

Our management continued significant efforts in 2013 to establish a framework to improve internal controls over financial reporting. We committed considerable resources to the design, implementation, documentation, and testing of our internal controls. Additional efforts were required to remediate and re-test certain internal control deficiencies. Our management believes that these efforts have improved our internal control over financial reporting. With the oversight of senior management and our audit committee, we have taken steps and plan to take additional measures to remediate the underlying causes of the material weaknesses described above. Our management, Audit Committee and Board of Directors have taken the following steps as part of our ongoing remediation efforts to address these material weaknesses:

—	Hired a new Chief Financial Officer;
—	Hired a new World-Wide Corporate Controller;
—	Hired a World-Wide Operations Controller;
—	Implemented enhanced communication and monitoring processes and the appropriate documentation of such to ensure the Audit Committee’s effectiveness in executing its oversight responsibilities;
—	Engaged an external team of experienced senior finance and accounting consultants to review and analyze our consolidated financial statement close and reporting processes, and
—	Designed and implemented an inventory control and annual physical count training program for relevant personnel specifically focusing on material located in the income/receiving areas.

While these steps have helped address some of the root causes of the material weaknesses noted above, they have not been sufficient to fully remediate the material weaknesses that existed as of December 31, 2013. We intend to take the following additional steps to remediate these material weaknesses:

—	Add additional key positions to the finance team;
—

Increase management oversight by expanding our disclosure process to include all senior managers with responsibility for responding to issues raised during the financial reporting process and enhanced required certifications from all executive management;

—

Improve the documentation, communication and periodic review of our accounting policies throughout our domestic and international locations for consistency and application with generally accepted accounting principles, and

—	Enhance the training and education for our world-wide finance and accounting personnel.

Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the periods covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting, we also performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.

While management is dedicated to improving our internal controls over financial reporting, the nature and significance of the outstanding material weaknesses may prevent successful remediation of all material weaknesses during 2014.

Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on the results of our assessment, using the criteria in Internal Control – Integrated Framework, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 because of the material weaknesses described above. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2013 excluded the internal control over financial reporting at NeoPhotonics Semiconductor, which constituted 19% of total assets and 14% of total revenue shipments in our consolidated financial statements as of and for the year ended December 31, 2013.  We acquired NeoPhotonics Semiconductor on March 29, 2013 and had not completed our evaluation of the internal controls of the acquired business as of December 31, 2013.  This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting in the year of acquisition.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below.

Changes in Internal Control Over Financial Reporting

Other than the changes described above under “Remediation of Prior Material Weakness” and “Remedial Measures”, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NeoPhotonics Corporation

San Jose, CA

We have audited NeoPhotonics Corporation and subsidiaries (the "Company's") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at NeoPhotonics Semiconductor, acquired on March 29, 2013, as the Company is in the process of evaluating the internal controls of the acquired business.  NeoPhotonics Semiconductor represents approximately 19% of the total consolidated assets and approximately 14% of the total consolidated revenue shipments of the Company as of and for the fiscal year ended December 31, 2013.  Accordingly, our audit did not include the internal control over financial reporting at NeoPhotonics Semiconductor.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: an ineffective control environment, ineffective controls over the accounting for complex transactions, and ineffective controls over the preparation and review of the consolidated financial statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and our report dated June 3, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, CA

June 3, 2014

ITEM 9B.	OTHER INFORMATION

Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of directors

Our board of directors is divided into three classes designated as Class I, Class II and Class III, with each class having a three-year term.

The following table sets forth the names, ages and positions of our directors as of May 31, 2014:

Name	Age	Position
Timothy S. Jenks	59	President, Chief Executive Officer, Director and Chairman of the Board of Directors
Charles J. Abbe (2)(3)	73	Lead Independent Director
Dmitry Akhanov (1)	38	Director
Bandel L. Carano (1)	52	Director
Allan Kwan (2)	55	Director
Rajiv Ramaswami	48	Director
Michael J. Sophie (2)	56	Director
Lee Sen Ting (3)	71	Director

(1)	Member of the Nominating and Corporate Governance Committee.
(2)	Member of the Audit Committee.
(3)	Member of the compensation committee.

There are no familial relationships among our directors and executive officers.

The following is a brief biography of each member of our board of directors with each biography including information regarding the experiences, qualifications, attributes or skills of each current board member.

Class I directors whose terms expire at the 2014 Annual Meeting of Stockholders

Timothy S. Jenks has served as our President and Chief Executive Officer and as a member of our board of directors since April 1998. From November 2002 until August 2005, Mr. Jenks also served as Chief Executive Officer of NanoGram Corporation, a nanomaterials applications company that we spun out, and served on its board of directors until July 2010 when it was acquired by Teijin Corporation. From November 2002 until March 2003, Mr. Jenks served as Chief Executive Officer and director of NanoGram Devices Corporation, a medical device battery company that we spun out and that was acquired by Greatbatch, Inc. in 2004. From 1985 until 1998, Mr. Jenks served in positions of increasing responsibility at Raychem Corporation, a California-based materials engineering company which was acquired by Tyco International Ltd. in 1998, including General Manager of its Wire & Cable Division in the USA and then in the United Kingdom, and Vice President and General Manager of its electrical products division in Munich, Germany. From March 2010 until June 2011, Mr. Jenks served as a director of Ignis ASA, an optical technology company in Norway that was acquired by Finisar Corporation in 2011. Mr. Jenks is a former naval officer, and holds a master of business administration degree from the Stanford Graduate School of Business, a Master of Science degree in nuclear engineering from the Massachusetts Institute of Technology and a Bachelor of Science degree in mechanical engineering and marine engineering from the U.S. Naval Academy. Mr. Jenks brings to our board of directors demonstrated leadership and management ability at senior levels; years of experience in engineered components industries and leadership in engineering and manufacturing business operations around the world. He also brings continuity to our board and deep historic knowledge of our company through his tenure as Chief Executive Officer.

Dmitry Akhanov has served as a member of our board of directors since July 2013. Since December 2010, Mr. Akhanov has been the President and Chief Executive Officer of Rusnano USA, Inc., a U.S. subsidiary of Open Joint Stock Company (“Rusnano”), a Russian state instrument dedicated to fostering the growth of the nanotechnology industry in Russia. Previously, from October 2007 through August 2008 Mr. Akhanov was the Head of the Russian Federal Energy Agency, which was responsible for the implementation of national energy policy and management of state-owned energy assets (oil & gas, coal and electricity industries). As the head of the Strategy Department of RAO “UES”, from June 2002 through October 2007 Mr. Akhanov was actively involved in developing and implementing strategy for the restructuring of the electricity sector of Russia, and forming a new industry structure and electricity market model. In conjunction with this, Mr. Akhanov also implemented a number of corporate projects for the separation, merger and acquisition of major energy companies in Russia. Mr. Akhanov has extensive experience in strategic planning, corporate finance and investor relations. Mr. Akhanov brings to our board of directors valuable experience in doing business in the Russian Federation and managing complex technology projects, as well as dealing with cross-border business operations. Mr.

Akhanov holds a Bachelor's Degree in economics and law and a Master's Degree in economics from the Peoples' Friendship University in Russia.

Class II directors whose terms expire at the 2015 Annual Meeting of Stockholders

Charles J. Abbe has served as a member of our board of directors since October 2012. Mr. Abbe served as president and chief operating officer and as director of JDS Uniphase Corporation from February 2000 until his retirement in June 2001. He was employed previously as president, chief executive officer and director at Optical Coating Laboratory, Inc. from 1998 until the company merged with JDS Uniphase in February 2000, and as vice president and general manager of its principal operating division from 1996 to 1998. From 1990 to 1996, he served in several positions of increasing responsibility, including senior vice president, electronics sector, at Raychem Corporation. Mr. Abbe practiced business consulting with McKinsey & Company from 1971 to 1989. Mr. Abbe holds both a Master of Science degree and a Bachelor of Science degree in chemical engineering from Cornell University and a master of business administration degree from Stanford University. Mr. Abbe is also a director of CoSine Communications, Inc. His experience enables him to provide our board of directors with important strategic counsel and guidance.

Bandel L. Carano has served as a member of our board of directors since March 2004. Since 1987, Mr. Carano has been a General Partner of Oak Investment Partners, a venture capital firm he joined in 1985. Mr. Carano is also a director of Airspan Networks Inc. and Kratos Defense and Security Solutions, Inc. In addition, Mr. Carano has previously invested in and served on the board of directors of public companies including Tele Atlas BV, Synopsys, Inc., FiberTower Corporation, Virata, Inc. and Polycom, Inc. Mr. Carano also serves on the Investment Advisory Board of the Stanford Engineering Venture Fund. Mr. Carano holds both a Master of Science degree and a Bachelor of Science degree in electrical engineering from Stanford University. As a venture capitalist, Mr. Carano has been involved with numerous technology companies in the telecommunications, wireless, rich media and semiconductor industries including 2Wire, Inc., Avici Systems, Qtera Corporation, Sentient Networks, Inc. and Wellfleet Communications, among others. Mr. Carano’s years of venture capital investing, his experience as a director of various public companies and his insights in building these businesses provide valuable perspective to the board of directors.

Michael J. Sophie has been a member of our board of directors since November 2006, and was our Lead Independent Director from February 2011 through June 2013. Mr. Sophie has served as a director of Pericom Semiconductor Corporation since August 2008. Mr. Sophie also served as interim President and Chief Executive Officer of Proxim Wireless Corporation, a provider of wireless broadband technologies, from October 2010 to January 2011. Since May 2006, Mr. Sophie has served on the boards of several private companies and provided advisory services. From October 2007 to December 2007, Mr. Sophie served on the board of directors of Marvell Technology Group, a provider of storage, communications and consumer silicon solutions. From March 2003 to January 2007, Mr. Sophie served on the board of directors of McDATA Corporation Ltd., a provider of storage networking solutions. He was previously employed at UTStarcom Inc., a global seller of telecommunications hardware and software products, serving as its Chief Financial Officer from August 1999 through August 2005, and as Chief Operating Officer from June 2005 through May 2006. Previously, Mr. Sophie held executive positions at P-Com, Inc., a developer of network access systems, from August 1993 to August 1999, including Vice President of Finance, Chief Financial Officer and Group President. From 1989 through 1993, Mr. Sophie was Vice President of Finance at Loral Fairchild Corp., a unit of Loral, a defense electronics and communications company. He holds a Bachelor of Science degree from California State University, Chico and a master of business administration degree from the University of Santa Clara. On May 1, 2008, the Securities and Exchange Commission issued an order in which UTStarcom, its then Chief Executive Officer, and Mr. Sophie, its former Chief Financial Officer, were ordered to cease and desist from causing or committing violations of federal securities laws described in the order. These laws require filing accurate periodic reports with the Securities and Exchange Commission, making and keeping accurate books and records, devising and maintaining adequate internal accounting controls, and accurately providing the officer’s certification that must accompany a publicly traded company’s periodic reports. The order stated that the two individuals failed to implement and maintain adequate internal controls and falsely certified that UTStarcom’s financial statements and books and records were accurate, as more fully set forth in the order. Mr. Sophie agreed to pay a civil fine of $75,000 and consented to the order without admitting or denying the findings (other than Securities and Exchange Commission jurisdiction). The order did not prevent Mr. Sophie from serving as an officer or director of a publicly traded company. Mr. Sophie brings to our board of directors valuable capabilities in financial understanding, business perspective and U.S.-China cross border experience. Mr. Sophie provides an important role in keeping our board of directors current with audit issues, collaborating with our independent registered public accounting firm and management team and providing guidance and advice on our financial position.

Class III directors whose terms expire at the 2016 Annual Meeting of Stockholders

Allan Kwan has served as a member of our board of directors since November 2008. Since April 2007, Mr. Kwan has been a Venture Partner of Oak Investment Partners, a venture capital firm. From May 2007 to May 2008, Mr. Kwan served on the board of directors of Linktone Ltd., a China-based wireless content and applications provider. From July 2001 until April 2007, Mr. Kwan served first as Managing Director of North Asia, then as Vice President International of Yahoo! Inc. Mr. Kwan previously served as Chairman and Chief Executive Officer of Asia.com, a provider of web services, and in various senior executive positions at Motorola and Nortel. Mr. Kwan holds a bachelor of applied science degree in mechanical engineering from the University of British Columbia in Canada, a master of business administration degree from the Wharton School, University of Pennsylvania, and a Master of Arts degree in international studies from the University of Pennsylvania. Mr. Kwan’s leadership experience in senior management and corporate development positions in North America and China, as well as his operating experience in wireline and wireless telecommunications businesses, brings significant industry expertise, cross border expertise and an important global perspective to the board of directors.

Lee Sen Ting has served as a member of our board of directors since October 2007. Since May 2009, Mr. Ting has served as a General Partner of two venture capital funds affiliated with W.R. Hambrecht + Co., LLC. From 2003 through April 2009, Mr. Ting served as a Managing Director at W.R. Hambrecht + Co., LLC, a financial services firm. From October 2000 to March 2002, Mr. Ting served as an Advisory Director to W.R. Hambrecht + Co. LLC. From July 1965 to August 2000, Mr. Ting served in various roles at Hewlett-Packard Company, most recently as Corporate Vice President and a Managing Director. Mr. Ting is also a director of the Lenovo Group, a Chinese hardware manufacturer. Mr. Ting holds a Bachelor of Science degree in electrical engineering from Oregon State University and is a graduate of the Stanford Executive Program. Mr. Ting has more than 40 years of experience in management and banking positions in the United States and internationally. His lengthy operating experience at Hewlett Packard provided him with extensive knowledge about operating in multiple Asian countries as well as dealing with cross-border management issues. This extensive background and international perspective provides valuable insights to our board of directors.

Rajiv Ramaswami has served as a member of our board of directors since March 2014. Dr. Ramaswami serves as executive vice president and general manager of the Infrastructure & Networking Group of Broadcom Corporation, a semiconductor corporation. Previously he was Vice President and General Manager of the Cloud Services and Switching Technology Group at Cisco Systems, Inc., where he also served as Vice President and General Manager for a variety of business units in Optical, Switching and Storage Networking. Prior to joining Cisco, he served in various technical and leadership positions at Xros, Tellabs and IBM's T.J. Watson Research Center. Dr. Ramaswami holds both a Master of Science degree and a Ph.D. degree in Electrical Engineering from the University of California, Berkeley and a B. Tech. degree from the Indian Institute of Technology in Madras. Mr. Ramaswami’s technical expertise and background in engineering contribute to our board of directors’ understanding and consideration of opportunities involving our company and the markets we serve.

Executive officers

The following table sets forth the names, ages and positions of our executive officers as of May 31, 2014:

Name	Age	Position
Timothy S. Jenks	59	President, Chief Executive Officer, Director and Chairman of the Board of Directors
Clyde Raymond Wallin	61	Senior Vice President and Chief Financial Officer
Benjamin L. Sitler	59	Senior Vice President of Global Sales and Product Management
Dr. Chi Yue (“Raymond”) Cheung	46	Senior Vice President and Chief Operating Officer
Dr. G. Ferris Lipscomb	62	Vice President of Marketing
Dr. Wupen Yuen	44	Senior Vice President of Product and Technology Development

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no familial relationships among our directors and executive officers. The biographical information of Timothy S. Jenks, our President and Chief Executive Officer, can be found above under the section entitled “Class I directors.” Set forth below is biographical information, including the experiences, qualifications, attributes and skills of our other executive officers.

Clyde Raymond Wallin has served as our Senior Vice President and Chief Financial Officer since December 2013. Mr. Wallin served as Vice President Finance and Chief Financial Officer at Micrel, Inc. from January 2009 until October 2013 and was additionally Vice President of Human Resources at Micrel from January 2010 until October 2013. Mr. Wallin has more than 30 years of experience in the high technology industry. From 2000 to 2009 he served in several Chief Financial Officer roles including iWatt, Kendin Communications, and at Sipex Corporation where he also served as its Treasurer, Secretary and Principal Accounting Officer. Mr. Wallin previously held senior financial management positions with Cirrus Logic. He holds an M.B.A. in Finance from the University of Chicago and a Bachelors of Science in Economics with Honors from the University of Oregon.

Benjamin L. Sitler has served as our Senior Vice President of Global Sales and Product Management since February 2013, and previously served as our Vice President of Global Sales from July 2007 to January 2013 and prior to that as our Vice President of Tunable Products from November 2006 to July 2007. From June 2003 until November 2006, Mr. Sitler served as President and Chief Executive Officer of Paxera Corporation, a provider of tunable lasers, which was acquired by us in November 2006. From December 2002 until May 2003, Mr. Sitler served as Vice President of Business Development of JCP Photonics, Inc., a tunable fiber laser company. From November 1999 until September 2002, Mr. Sitler served as Vice President of Worldwide Sales of Lightwave Microsystems Corporation, a communications equipment company that was acquired by us in 2003. From 1984 until 1999, Mr. Sitler served in a variety of positions for Raychem Corporation. Mr. Sitler is a former naval officer, and holds a master of business administration degree from the Anderson School of Business at the University of California, Los Angeles and a Bachelor of Science degree in mechanical engineering from the U.S. Naval Academy.

Raymond Cheung, Ph.D. has served as our Senior Vice President and Chief Operating Officer since October 2012 and is an employee of NeoPhotonics (China) Co., Ltd. Previously, he served as our Vice President and Chief Operating Officer from November 2008 to October 2012 and prior to that as our Vice President of Product Engineering from June 2007 to August 2007. From April 2004 until May 2007, Dr. Cheung served as Director of SAE Magnetics (HK) Ltd., a hard disc drive design and manufacturing company, and was responsible for manufacturing operations in Dongguan, China. Dr. Cheung has also held various senior technical, operations and management positions with Hong Kong Applied Science & Technology Research Institute and Philips Semiconductor. Dr. Cheung holds a doctorate degree in materials and mechanics from Cambridge University (UK) and a bachelor of engineering degree in mechanical engineering from King’s College London (UK).

G. Ferris Lipscomb, Ph.D. has served as our Vice President of Marketing since November 2002. From January 1999 until October 2002, Dr. Lipscomb served as Vice President of Marketing of Lightwave Microsystems Corporation, which was acquired by us in 2003. From January 1993 until December 1998, Dr. Lipscomb served in various positions including as General Manager and Executive Vice President at Akzo Nobel Electronic Products, Inc., a division of a multinational materials company. From September 1983 until December 1993, Dr. Lipscomb served in various positions including Chief Scientist for Photonics and Lightwave Technology in the Research and Development Division of Lockheed Missiles & Space Company. From September 1981 until August 1983, Dr. Lipscomb served on the Technical Staff of the TRW Technology Research Center. Dr. Lipscomb holds a doctorate degree in solid state physics from the University of Pennsylvania and a Bachelor of Science degree from the University of North Carolina, Chapel Hill.

Wupen Yuen, Ph.D. has served as our Senior Vice President of Product and Technology Development since October 2012, and previously served as our Vice President of Product Development and Engineering from September 2006 to October 2012 and prior to that as our Director of Business Development since joining us in January 2005. From August 2002 until December 2004, Dr. Yuen served as Chief Technology Officer of Bandwidth9, Inc., a telecommunications tunable laser company. Dr. Yuen was Chief Technology Officer of Bandwidth9 when it filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 2004. Dr. Yuen holds a doctorate degree in electrical engineering and a master of science in electrical engineering from Stanford University and a bachelor of science in electrical engineering from National Taiwan University.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than ten percent beneficial owners of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers and greater than ten percent stockholders are required by the rules and regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of these reports furnished to us and written representations from such directors, executive officers and stockholders with respect to the period from January 1, 2013 through December 31, 2013, we are not aware of any required Section 16(a) reports that were not filed on a timely basis.

Code of business conduct and ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at http://IR.neophotonics.com. We intend to disclose future amendments to the code of business conduct and ethics, or any waivers of its requirements, on our website to the extent permitted by the applicable rules and exchange requirements. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K.

Audit Committee

The members of our Audit Committee are Messrs. Sophie, Abbe and Kwan. Mr. Ting also served on the committee until our 2013 Annual Meeting of Stockholders.  Our board of directors has determined that Messrs. Abbe and Sophie are each an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules. Mr. Sophie also serves as the chairman of our Audit Committee. Our board of directors has considered the independence and other characteristics of each member of our Audit Committee and has determined that each of Messrs. Sophie, Abbe and Kwan are “independent directors” as defined under the rules of the New York Stock Exchange. In determining a director’s independence, our board of directors considered whether any director has a material relationship with us that could compromise the director’s ability to exercise independent judgment in carrying out his responsibilities.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation discussion and analysis

This Compensation Discussion and Analysis discusses the principles underlying our executive compensation program and the policies and practices that contributed to our executive compensation actions and decisions for 2013, and the most important factors relevant to an analysis of these policies and practices.  It also provides qualitative information regarding the manner and context in which compensation was paid and awarded to and earned by our executive officers and places in perspective the data presented in the compensation tables and accompanying narrative below.

This Compensation Discussion and Analysis provides information about the material components of our executive compensation program for the following executive officers, to whom we refer collectively in this discussion as the “named executive officers”:

—	Timothy S. Jenks, our President and Chief Executive Officer (our “CEO”);
—	Clyde R. Wallin, our Senior Vice President and Chief Financial Officer;
—	Benjamin L. Sitler, our Senior Vice President of Sales and Business Units;
—	Dr. Raymond Cheung, our Senior Vice President and Chief Operating Officer;
—	Dr. Wupen Yuen, our Senior Vice President of Product and Technology Development;
—	James D. Fay, our former Senior Vice President and Chief Financial Officer; and
—	Cal R. Hoagland, our former interim Chief Financial Officer.

2013 Management Changes

On August 26, 2013, Mr. Fay notified us of his intention to resign his position with the Company to accept a position with another company.  Mr. Fay remained an employee of the Company until November 11, 2013, at which time his employment terminated and he became a consultant to the Company through March 15, 2014.

On August 29, 2013, Mr. Hoagland was retained as our interim Chief Financial Officer and principal financial and accounting officer.  Mr. Hoagland officially assumed this position on September 18, 2013.  Mr. Hoagland’s services were provided through FLG Partners, LLC, where Mr. Hoagland is a partner.

On December 23, 2013, Mr. Wallin was appointed our Senior Vice President and Chief Executive Officer effective on that date, succeeding Mr. Hoagland.  Mr. Hoagland continues to provide services to us assisting with the transition and various other financial and accounting matters through the filing of our Annual Report on Form 10-K for 2013.

Executive Summary

2013 Business Highlights

We are a designer and manufacturer of photonic integrated circuit (“PIC”)-based modules and subsystems for bandwidth-intensive, high-speed communications networks.

In 2013, we produced the following financial and operational results:

—	annual revenues of $282.2 million, compared to $245.4 million in 2012, which represented year-over-year growth of 15.4%; and
—	A diluted loss per share of $1.11 for 2013, compared to $0.62 for 2012.
—

in March 2013, we acquired the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd. (OCU) in Japan, a leading provider of lasers, drivers, and detectors for high speed 100Gbps applications.

—	During 1Q and 2Q of 2013 we opened in a new factory in Dongguan, China and ramped its production level.
—	During 2Q of 2013 we opened a new office in Moscow, Russia.

2013 Executive Compensation Highlights

Consistent with our business results and our competitive marketplace for talent, our compensation committee took the following actions with respect to the 2013 compensation of the named executive officers:

—	adjusted base salaries by amounts ranging from 3% to 11.1%, including an increase of 11.1% for our CEO;
—

with respect to annual cash bonuses, our actual performance is assessed against internal performance targets – based on such assessment in 2012, we awarded annual cash bonuses at 52% of the target variable bonus level; and

—	granted equity awards in the form of stock options and restricted stock units that link their interests with those of our stockholders.

 Executive Compensation Policies and Practices

We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices.  Our compensation committee evaluates our executive compensation program on an ongoing basis to ensure that it is consistent with the Company’s short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent.  The following policies and practices were in effect during 2013:

—	Independent Compensation Committee. Our compensation committee is comprised solely of independent directors.
—

Independent Compensation Committee Advisor.  Our compensation committee engaged its own compensation consultant to assist with its 2013 compensation reviews.  This consultant performed no consulting or other services for the Company.

—

Annual Executive Compensation Review.  Our compensation committee conducts an annual review and approval of our compensation strategy, including a review of our compensation peer group used for comparative purposes and a review of our compensation-related risk profile to ensure that our compensation-related risks are not reasonably likely to have a material adverse effect on the Company.

—

Executive Compensation Policies and Practices.  Our compensation philosophy and related corporate governance policies and practices are complemented by several specific compensation practices that are designed to align our executive compensation with long-term stockholder interests, including the following:

—

Compensation At-Risk.  Our executive compensation program is designed so that a significant portion of compensation is “at risk” based on corporate performance, as well as equity-based to align the interests of our executive officers and stockholders.

—

No Retirement Plans.  We do not currently offer, nor do we have plans to provide, pension arrangements, retirement plans or nonqualified deferred compensation plans or arrangements to our senior executive officers;

—	Limited Perquisites. We provide only limited perquisites or other personal benefits to our executive officers;
—	No Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any perquisites or other personal benefits;
—

No Special Health or Welfare Benefits.  Our executive officers participate in broad-based company-sponsored health and welfare benefits programs on the same basis as our other full-time, salaried employees;

—	No Post-Employment Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any post-employment payments or benefits;
—

“Double-Trigger” Change-in-Control Arrangements.  All change-in-control payments and benefits are based on a “double-trigger” arrangement (that is, they require both a change-in-control of the Company plus a qualifying termination of employment before payments and benefits are paid);

—	Multi-Year Vesting Requirements. The equity awards granted to our executive officers vest or are earned over multi-year periods, consistent with current market practice and our retention objectives;
—	Stock Ownership Guidelines. We require our Chief Executive Officer to maintain a minimum level of ownership in our common stock; and
—	Hedging Prohibited. We prohibit our executive officers and other employees from hedging or engaging in other inherently speculative transactions with respect to their holdings of Company securities.

Recent Stockholder Advisory Vote on Executive Compensation

At our 2011 Annual Meeting of Stockholders, we conducted a stockholder advisory vote on the compensation of the named executive officers (commonly known as a “Say-on-Pay” vote).  Our stockholders approved the compensation of the named executive officers with approximately 17,787,489 of the votes cast in favor of the proposal.

We believe that the outcome of the Say-on-Pay vote reflects our stockholders’ support of our compensation approach, specifically our efforts to attract, retain and motivate the named executive officers.  Accordingly, we have made no significant design changes to our executive compensation program that were the result of the 2011 Say-on-Pay vote.

We value the opinions of our stockholders and will continue to consider the outcome of future Say-on-Pay votes, as well as feedback received throughout the year, when making compensation decisions for our executive officers, including the named executive officers.  Accordingly, following our 2014 Annual Meeting of Stockholders, the next stockholder advisory vote on the compensation of the named executive officers will take place in 2017.

Based on the results of a separate stockholder advisory vote on the frequency of future shareholder advisory votes regarding the compensation of the named executive officers (commonly known as a “Say-When-on-Pay” vote) conducted at our 2011 Annual Meeting of Stockholders, our Board of Directors determined that we will hold our Say-on-Pay votes on a triennial basis.

Compensation Philosophy and Objectives

Our executive compensation program is comprised of four primary components—base salary, an annual cash bonus opportunity, long-term incentive compensation in the form of equity awards and post-employment compensation arrangements.  We also provide our executive officers with the same health and welfare benefits that are available to all salaried employees in the country in which they reside.

Our executive compensation program is designed to achieve the following objectives:

—	provide total compensation packages that attract, motivate, reward and retain exceptional executive-level talent;
—	establish a direct and meaningful link between corporate, individual and team performance and the compensation payable in respect of such performance;
—	provide strong incentives for our executive officers create stockholder value; and
—	align the financial interests of our executive officers with those of our stockholders.

While our compensation committee (or our Board of Directors, as applicable) reviews the total compensation package for each of our executive officers, including each of the named executive officers, in connection with the decisions it makes each year regarding each individual compensation component, generally the amount of any one compensation component is determined independent of the amount of any other component.  Our compensation committee performs at least an annual review of our executive officers’ overall compensation opportunities to determine whether they meet our compensation objectives.

Compensation-Setting Process

Role of our Compensation Committee

Our compensation committee oversees our executive compensation program in relation to our competitive marketplace for talent (including our executive compensation policies and practices), approves the compensation of our executive officers and administers our various employee stock plans.  Specifically, our compensation committee is responsible for:

—

reviewing and approving the compensation and other terms of employment of our executive officers, including the named executive officers, and other senior members of management, and reviewing and approving corporate performance goals and objectives relevant to such compensation; and

—	administering our stock option plans, stock purchase plans, compensation plans and similar programs, including the adoption, amendment and termination of such plans.

Our compensation committee approved target annual cash bonus opportunities for 2013 performance in March 2013, adjusted base salary levels for certain of our executive officers in October 2013, and determined bonus payments based on 2013 performance for our executive officers in May 2014.  Our compensation committee may, at its discretion and in accordance with the philosophy of making all information available to our Board of Directors, present executive compensation matters to the entire Board of Directors for their review and approval.

In the course of its deliberations, in any given year, our compensation committee may review and consider materials such as our financial reports and projections, operational data, tax and accounting information regarding potential compensation, executive stock ownership information, analyses of historical executive compensation levels and current company-wide compensation levels and the recommendations of our CEO.

Role of our Management

For our executive officers other than our CEO, our compensation committee (or the non-employee members of our Board of Directors, as applicable) solicits and considers the performance evaluations and compensation recommendations submitted by our CEO.  In the case of our CEO, our compensation committee (or the non-employee members of our Board of Directors, as applicable) evaluates his performance and determines whether to make any adjustments to his compensation.

Our Human Resources and Finance departments work with our CEO to propose for the consideration and approval of our compensation committee the design of our executive compensation program, to recommend changes to existing compensation components, to recommend financial and other performance measures and related target levels to be achieved under our incentive compensation plans, to prepare analyses of financial data and other briefing materials and, ultimately, to implement the decisions of our compensation committee (or our Board of Directors, as applicable).

No executive officer, including no Named Executive Officer, was present or participated directly in the final determinations or deliberations of our compensation committee (or our Board of Directors, as applicable) regarding the amount or component of his or her own 2013 compensation package.

Role of our Compensation Consultant

For 2013, our compensation committee engaged Compensia, a national compensation consulting firm, to assist it in its deliberations on the compensation payable to our executive officers, including the named executive officers.  Our compensation committee may also consider input from Compensia on the compensation payable to non-executive members of our Board of Directors.

The nature and scope of services of Compensia’s services in 2013 included the following:

—	developing a compensation peer group for use in conducting an analysis of our executive compensation program;
—

providing an executive compensation market analysis for our compensation committee regarding cash compensation and annual equity award levels based on the compensation peer group and supplemented with broader market survey data of other publicly-traded technology companies;

—	providing advice regarding best practices and market trends in executive compensation;
—	assisting with the design of our equity compensation program, and other executive compensation arrangements, as needed;
—	preparing for and attending meetings of our compensation committee, as requested by the Committee Chair; and
—	working with our management and Human Resource personnel to obtain any information needed about us to provide its services.

Compensia did not provide any services to the Company’s management in 2013.  The Company pays the cost for Compensia’s services.  In April 2014, our compensation committee reviewed the independence of Compensia pursuant to the criteria set forth in Exchange Act Rule 10C-1 and the applicable listing standards of The New York Stock Exchange.  Our compensation committee determined that the work of Compensia did not give rise to any conflict of interest.

Competitive Positioning

Our compensation committee’s objective of maintaining an executive compensation program that is competitive includes a balance between retaining our executive officers and maintaining a reasonable and responsible cost structure.  Our compensation committee does not establish a specific target percentile for the target total direct compensation opportunities of our executive officers, including the named executive officers (that is, we do not engage in “benchmarking” as that term is commonly used).  When setting the amount of each compensation component for our executive officers, our compensation committee (or our Board of Directors, as applicable) considers a number of factors, the importance of any one of which may vary in any given year, including:

—	corporate and/or individual performance, as we believe this encourages our executive officers to focus on achieving our business objectives;

—	the need to motivate our executive officers to address particular business challenges that are unique within any given year;
—

the experiences and individual knowledge of the members of our compensation committee (or our Board of Directors, as applicable) regarding compensation of similarly-situated executives at other companies (with reference to third party surveys), as we believe this approach helps us to compete in hiring and retaining the best possible talent while at the same time maintaining a reasonable and responsible cost structure;

—	internal pay parity of the compensation paid to one executive officer as compared to another, as we believe this contributes to retention and a spirit of teamwork among our executive officers;
—

the performance of each individual executive officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function, work as part of a team and reflect our core values;

—	the potential dilutive effect on our stockholders generally from equity awards granted to our executive officers;
—	common pay practices and local economic conditions in foreign countries where an executive officer may work;
—	broader economic conditions, to ensure that our pay strategies are effective yet responsible, particularly in the face of any unanticipated consequences of the broader economy on our business;
—

individual negotiations with our executive officers, particularly in connection with their initial compensation package, as these individuals may be leaving meaningful compensation opportunities at their prior employer to work for us, as well as negotiations upon their departure, as we recognize the benefit to our stockholders of smooth transitions; and

—	Recommendations provided by our CEO for his direct reports.

These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for our executive officers, including the named executive officers.  For 2013, no single factor above was determinative in setting pay levels, nor was the impact of any factor on the determination of pay levels quantifiable.

For purposes of comparing our executive compensation against the competitive market, our compensation committee uses a compensation peer group of 15 technology companies, which was developed by Compensia.  The companies in the compensation peer group were selected on the basis of their similarity to us in size (as determined by revenue and market capitalization), business strategy and industry.  Our compensation committee reviews the compensation peer group in years when it requests a peer assessment of executive compensation and makes adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the group.

In 2013, our compensation committee reviewed the compensation peer group in connection with the commissioning of an executive compensation market analysis.  Following that review, our compensation committee modified the compensation peer group by removing ANADIGICS, Inc., AXT, Inc., Inphi Corporation, Mindspeed Technologies, Inc., MRV Communications, Inc. and Vitesse Semiconductor Corporation.  Our compensation committee removed these companies because they no longer satisfied one or both of the financial criteria that we use for determining comparability.  The seven companies added to the compensation peer group were determined to be comparable with respect to their revenue, market capitalization and general business model.

The compensation peer group for 2013 consisted of the following companies:

Anaren, Inc.	Comtech Communications, Inc.	GSI Group, Inc.
Aviat Networks, Inc.	Digi International, Inc.	Hutchinson Technology, Inc.
Bel Fuse, Inc.	EMCORE Corporation	Integrated Silicon Solutions, Inc.
CalAmp Corporation	Entropic Communications, Inc.	Oclaro, Inc.
Calix, Inc.	Extreme Networks, Inc.	Oplink Communications, Inc.

At the time the compensation peer group was finalized, we ranked at the 35th percentile in terms of revenue and at the 35th percentile in terms of market capitalization.

To analyze the compensation practices of the companies in the compensation peer group, Compensia gathered data from public filings of the peer companies.  This data, supplemented with broader survey data of compensation for technology companies of similar revenue size, (referencing Compensia’s proprietary survey of April 2013 for companies with revenue of $200 million to $500 million, median $312 million, plus their national executive compensation survey) was then used by our compensation committee as a reference point to assess our current compensation levels in the course of its deliberations on compensation design and levels.

Compensation Components

Our executive compensation program has four primary components—base salary, annual cash bonus opportunities, long-term incentive compensation in the form of equity awards and post-employment compensation arrangements.  We also provide our executive officers with the same health and welfare benefits that are available to all salaried employees in the country in which they reside.  The following table summarizes the factors which were material to the decisions of our compensation committee in 2013 and the reasons such compensation component is provided.

Compensation Component	Objectives	Material Factors Considered
Base salary	-Attract and retain experienced executive officers

-Board members’ experience and knowledge

-Historical negotiations and base salary levels

-Broader market conditions

-Compensation paid at other publicly-traded technology companies based on competitive market data

Annual cash bonus opportunity

-Retain exceptional talent

-Motivate executive officers to achieve corporate objectives

-Link corporate and individual performance with compensation paid

-Provide incentives to promote our growth and create stockholder value

-Align the financial interests of the executive officers with those of our stockholders

-Board members’ experience and knowledge

-Level of achievement of corporate objectives, particularly in light of broader market conditions

-Subjective review of each executive officer’s overall individual performance

-Internal pay equity

-Broader market conditions

-Balance sheet and expected future cash flows

Long-term incentive compensation

-Retain exceptional talent

-Motivate executive officers to achieve corporate objectives

-Link corporate and individual performance with compensation paid

-Provide incentives to promote our growth and create stockholder value

-Align the financial interests of the executive officers with those of our stockholders

-Board members’ experience and knowledge

-Level of achievement of corporate objectives, particularly in light of broader market conditions

-Internal pay equity

-The potential dilutive effect on our stockholders

-Compensation paid at other publicly-traded technology companies based on competitive market data

Post-employment compensation

-Retain exceptional talent

-Motivate executive officers to achieve corporate objectives, which may in any given year include completion of a strategic transaction

-Align the financial interests of the executive officers with those of our stockholders—that is, the completion of a desired transaction without regard to executive’s own compensation/job security

-Board members’ experience and knowledge -Internal pay equity -Historical individual negotiations with executive officers

Base Salary

In September 2013, our compensation committee reviewed the base salaries of our executive officers, including the named executive officers.  As part of this review, our compensation committee considered information from Compensia’s regarding the expected range for annual base salary increases in 2013 and 2014.  After considering the competitive market data provided by Compensia, as well as the collective knowledge and experience of its members on compensating individuals in positions held by the executives at other companies, and additional factors such as volatility in our industry, our need to retain our key executive officers, and changes in the local economies in which we operate, our compensation committee approved increases to the annual base salaries of our named executive officers, effective September 1, 2013, as follows:

Named Executive Officer	Prior Base Salary	New Base Salary	Percentage Change
Timothy S. Jenks	$360,000	$400,000	11.1%
Benjamin L. Sitler	$250,000 (1)	$265,000	6%
Dr. Raymond Cheung	$330,974 (2)	$340,000	3%
Dr. Wupen Yuen	$260,000	$275,000	5.8%
(1)

In January 2013, our compensation committee reviewed the base salary of Mr. Sitler in connection with his promotion to the position of Senior Vice President of Global Sales and Product Management.  At that time, our compensation committee approved an increase in his annual base salary from $231,424 to $250,000, an increase of 8.0%, effective February 1, 2013.

(2)	Dr. Cheung’s base salary is calculated in U.S. dollars at the applicable exchange rate. Dr. Cheung’s actual base salary was paid in RMB, the legal currency of the People’s Republic of China.

In connection with his retention as our interim Chief Financial Officer, we entered into a consulting agreement with FLG Partners, LLC. for the provision of Mr. Hoagland’s services.  Pursuant to this agreement, we agreed to pay FLG Partners, LLC. at the rate of $375 per hour for Mr. Hoagland’s services.  In March 2014, this ongoing rate was reduced to $325 per hour.

In connection with his appointment as our Senior Vice President and Chief Financial Officer, we negotiated the base salary of Mr. Wallin as discussed in more detail below.

The base salaries of the named executive officers during 2013 are set forth in the 2013 Summary Compensation Table below.

Annual Cash Bonuses

Each year, we seek to motivate our executive officers, including the named executive officers, to successfully execute our annual financial and operational objectives through an annual cash bonus plan.  In designing this plan, our CEO works with our compensation committee to develop appropriate performance measures and related target levels, which are then reviewed and approved by our Board of Directors.  The performance measures and related payout levels are determined based on management’s business forecast both at the corporate and business unit levels, as reviewed and approved by our Board of Directors.

In January 2013, our management proposed an annual cash bonus plan for 2013 (the “2013 Bonus Plan”) to our compensation committee for its review and approval.  During the first half of 2013, our compensation committee considered and refined the terms and conditions of the 2013 Bonus Plan, which was subsequently approved in July 2013.

Target Annual Cash Bonus Opportunities

In July 2013, our compensation committee established the target annual cash bonus opportunities for the named executive officers as follows:

Named Executive Officers	Target Annual Cash Bonus Opportunity (expressed as a percentage of base salary)	Target Annual Cash Bonus Opportunity ($) (1)
Timothy S. Jenks	75%	$300,000
James D. Fay	45%	$135,000
Benjamin L. Sitler	40%	$106,000
Dr. Raymond Cheung (1)	40%	$136,000
Dr. Wupen Yuen	40%	$110,000
(1)

The target annual cash bonus opportunity was calculated in U.S. dollars at the applicable exchange rate. Dr. Cheung’s actual annual cash bonus payment, if any, was to be paid in RMB, the legal currency of the People’s Republic of China.

These target annual cash bonus opportunities were determined by our compensation committee based on its members’ collective knowledge and experiences, the recommendations of our CEO (except with respect to his own target annual cash bonus opportunity) and considerations for internal pay equity—that is, while our compensation committee generally believes compensation for the named executive officers should increase with their level of responsibility, it also recognized that achievement of the corporate goals underlying the 2013 Bonus Plan would require a team effort among management, and, therefore, the target annual cash bonus opportunities should fall within a narrow range, with the largest percentage awarded to our CEO in light of his overall responsibility for the successful execution of our annual operating plan.

In connection with his appointment as our Senior Vice President and Chief Financial Officer, we approved a target annual cash bonus opportunity for Mr. Wallin as discussed in more detail below.

Performance Measures

Our compensation committee structured the 2013 Bonus Plan so that a pool for the payment of bonuses would be funded throughout the year based on our compensation committee’s assessment of overall corporate performance as measured by the following financial performance measures:

—	Our U.S. GAAP revenue for 2013 as compared to 2012;
—	Our U.S. non-GAAP gross margin for 2013 as evaluated on a successive comparative quarterly basis for growth;
—	Our U.S. non-GAAP net income (loss) for 2013 as evaluated on a successive comparative quarterly basis for growth; and
—	Our U.S. GAAP revenue growth from new products for 2013 as compared to 2012.

In computing these non-GAAP financial measures and U.S. non-GAAP income (loss), we exclude certain items included under GAAP, including stock-based compensation expense (credit), share of loss of an unconsolidated investee, gain on sale of shares of an unconsolidated investee, restructuring expenses, business acquisition-related costs and expenses including the amortization of purchased intangible assets, amortization of fair value adjustments to fixed assets and inventory, fair value adjustments to contingent consideration, acquisition-related costs, goodwill impairment charge and the related tax effects.  In computing adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), we also exclude interest income and expense, provision for income taxes and depreciation expense.

Our compensation committee selected these financial performance measures because it believed they were the best indicators of our ability to successfully execute our annual operating plan and factors critical to improving our competitive position and increasing the value of our common stock.  Our compensation committee believed these objectives therefore best aligned the financial interests of the named executive officers with those of the stockholders.

In addition, our compensation committee established weightings and target performance levels for each of the corporate performance measures.  The measures were weighted as follows: 10% on revenue, 40% on non-GAAP gross margin, 30% on non-GAAP income from operations and 20% on new product revenue.

For each measure, our compensation committee established threshold, target and maximum payment levels contingent on our actual performance of 2013.  Although expressed as potential payment outcomes, the target levels for each measure were merely non-binding guidelines to be used by our compensation committee as one factor in determining the actual bonuses payments, if any, to be made to the named executive officers.  In approving the 2013 Bonus Plan, our compensation committee did not assign a specific dollar payment amount to any of the financial performance measures or to its assessment of individual performance achievements.  Instead, as in prior years our compensation committee intended to award actual bonus payments for 2013 based upon the subjective judgment of its members as to the appropriate bonus amounts after assessing:

—	Our actual corporate performance as compared against the threshold, target and maximum levels for each of the financial performance measures;
—	An evaluation of whether each Named Executive Officer had performed his duties and responsibilities in a satisfactory manner; and
—	Our overall budget (that is, the appropriate level of bonuses to pay after consideration of the broader economic conditions and our balance sheet and expected cash flows).

2013 Bonus Awards

On May 23, 2014, our compensation committee approved annual cash bonus payments to the named executive officers for 2013 performance as follows:

Named Executive Officer	2013 Cash Bonus to be Paid in 2014
Mr. Timothy S. Jenks	$136,000
Mr. Clyde R. Wallin (1)	$ -
Mr. Benjamin L. Sitler	$ 48,000
Dr. Raymond Cheung (2)	$ 70,000
Dr. Wupen Yuen	$ 55,000
(1)	Mr. Wallin did not participate in the 2013 Bonus Plan.
(2)

Dr. Cheung’s annual cash bonus payment is calculated in U.S. dollars at the applicable exchange rate. Dr. Cheung’s actual annual cash bonus payment is to be paid in RMB, the legal currency of the People’s Republic of China.

In making its decisions in March 2014 on the annual cash bonus payments earned by the named executive officers for 2013, our compensation committee considered our actual performance results against the target levels established under the 2013 Bonus Plan as well as:

—	the performance review for each named executive officers conducted by our CEO (other than for himself);
—	our compensation committee’s evaluation of our CEO’s performance; and
—

our compensation committee’s evaluation of the propriety of the total amount of the bonus payment in light of our balance sheet, expected cash flows and broader economic considerations, notwithstanding our actual performance results and the material role that each Named Executive Officer played in achieving these results.

Our compensation committee did not apply any specific weighting or formula for these factors, but considered them as a whole. In evaluating each Named Executive Officer’s individual performance, our compensation committee considered the following:

—

Mr. Jenks. His leadership and vision for the Company, continued organic growth, and the substantial efforts devoted in 2013 toward the successful acquisition and integration of the semiconductor optical components business unit (“OCU”) of LAPIS Semiconductor Co. Ltd. into our company.

—	Mr. Sitler. His performance in generating revenue, in managing customer relationships and in the development and management of our product lines and our global commercial organization.
—

Dr. Cheung.  His performance in managing production and in developing our manufacturing and quality organizations, as well as his key role in our continuing growth including new product scaling, and the substantial efforts devoted in 2013 toward the successful integration of OCU into our company.

—

Dr. Yuen.  His performance in delivering new products and product design wins, in establishing and building research and development capabilities in China and Japan, and the substantial efforts devoted in 2013 toward the acquisition and successful integration of OCU into our company.

The cash bonus amounts paid to the named executive officers for 2013 are set forth in the 2013 Summary Compensation Table below.

Long-Term Incentive Compensation

We use equity awards in the form of options to purchase shares of our common stock and service-based restricted stock unit awards to ensure that our executive officers, including the named executive officers, have a continuing stake in our long-term success.  We structure our long-term incentive compensation in the form of equity awards because we believe that if our executive officers own shares of our common stock with values that are significant to them, they will have an incentive to act to maximize longer-term stockholder value instead of short-term gain.  We also believe that equity awards are an integral component of our efforts to attract exceptional executive officers, senior management and employees.

We believe that properly structured long-term incentive compensation arrangements work to align the long-term interests of stockholders and employees by creating a strong, direct link between employee compensation and stock price appreciation.  Specifically, because we grant stock options with an exercise price equal to the fair market value of our common stock on the date of grant, these options will have value to our executive officers only if the fair market value of our common stock increases after the date of grant and through the date of vesting.  Our service-based restricted stock unit awards will increase or decrease in value to the same extent as our common stock.  Our compensation committee recognizes that full value awards, such as restricted stock unit awards, have a greater intrinsic value to employees than stock options and, therefore, may have an increased retention effect.  Stock options may provide even greater motivation than full value awards to drive stockholder return, however, which is why our compensation committee also grants such equity awards.

Typically, the restricted stock unit awards granted to our executive officers, including the named executive officers, vest based on the executive officer’s continued service over a 36-month period following the date of grant, with one-third of the shares of our common stock covered by such awards vesting on each anniversary of the date of grant.  Similarly, options to purchase shares of our common stock granted to our executive officers, including the named executive officers, vest based on the executive officer’s continued service over a 48-month period following the date of grant, with 25% of the shares of our common stock subject to the options vesting on the first anniversary of the date of grant and the remaining shares vesting monthly over the subsequent 36 months.  Our compensation committee believes that these vesting schedules enable us to achieve our retention objectives for our executive officers.

In determining the size of the equity awards granted in 2013 to the named executive officers and the mix of stock options and restricted stock unit awards, our compensation committee made its decisions based primarily on its members’ experience and knowledge, equity compensation data provided by Compensia, internal pay equity (that is, generally similar award sizes as among our executive officers, with larger awards to our CEO in light of his responsibilities), our performance (that is, the progress as of the date of grant toward the achievement of the financial measures described above under the discussion of the 2013 Bonus Plan) and the potential dilutive effect on our stockholders.  These factors were considered as a whole, without any specific weighting or formula.

In September 2013, our compensation committee approved the grant of the following equity awards to the named executive officers:

Named Executive Officer	Number of Shares Subject to Option Grants	Number of Shares Subject to Restricted Stock Unit Awards
Mr. Timothy S. Jenks	50,000	34,500
Mr. Benjamin L. Sitler	20,000	15,000
Dr. Raymond Cheung	25,000	17,500
Dr. Wupen Yuen	25,000	17,500

In connection with his appointment as our Senior Vice President and Chief Financial Officer, we granted equity awards to Mr. Wallin as discussed in more detail below.

The equity awards granted to the named executive officers in 2013 are set forth in the 2013 Summary Compensation Table and the 2013 Grants of Plan-Based Awards Table below.

Health and Welfare Benefits

We provide the following benefits to our executive officers, including the named executive officers, based in the United States, on the same terms and conditions as provided to all other eligible employees:

—	Health, dental, and vision insurance;
—	Basic life insurance;
—	Medical and dependent care flexible spending accounts;
—	Short-term and long-term disability, accidental death and dismemberment insurance; and
—	A Section 401(k) defined contribution plan.

 We believe these benefits are consistent with benefits provided by other companies based on the experiences and individual knowledge of the members of our compensation committee regarding the compensation of similarly situated executives at other companies and help us to attract and retain high quality executives.  In addition, Dr. Cheung’s annual compensation includes RMB 62,498 ($10,098 based on an average exchange rate of RMB 6.1891 per U.S. dollar in 2013) to cover the cost of family health insurance premiums in China.

Perquisites and Other Personal Benefits

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program.  Consequently, we provide only limited perquisites or other personal benefits to our executive officers, including the named executive officers.  In considering potential perquisites, our compensation committee reviews the cost to us as compared to the perceived value of providing such benefits.

In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment, motivation, or retention purposes.  All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by our compensation committee.

Employment Arrangements with Mr. Wallin

On December 23, 2013, we entered into an employment offer letter with Mr. Wallin, appointing him as our Senior Vice President and Chief Financial Officer, effective December 23, 2013.  Mr. Wallin’s offer letter provides that he will be employed “at will,” and will receive the following compensation:

—	An annual base salary of $285,000;
—

A target annual cash bonus opportunity equal to 40% of his base salary, with any actual bonus payment to be based on the achievement of one or more corporate and individual performance objectives, as established by our compensation committee;

—

An option to purchase 75,000 shares of our common stock, with such shares to vest over four years with 25% of the shares subject to the option vesting after one year of continuous service and 1/48th of the shares subject to the option vesting monthly thereafter, subject to Mr. Wallin’s continued employment with us through each vesting date;

—

An option to purchase 75,000 shares of our common stock, with such shares subject to vest on December 12, 2019, subject to accelerated vesting if, during the term of the option, the average closing price of our common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share (as adjusted for stock splits, recombinations and the like); and

—

A restricted stock unit award covering 25,000 shares of our common stock, with such award to vest ratably on an annual basis over the three-year period following the date of grant, subject to Mr. Wallin’s continued employment with us through each vesting date.

At the time of joining the Company, Mr. Wallin also entered into a severance rights agreement with us.  Pursuant to this agreement, if his employment is terminated by us without cause or by him for good reason, subject to his execution of a binding release of claims, Mr. Wallin will be eligible to receive the following payments and benefits:

—	a lump sum severance payment in an amount equal to 12 months of his annual base salary;
—	paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 12 months following the termination of employment; and
—

the vesting of all of Mr. Wallin’s outstanding and unvested equity awards (and the rate of lapsing of any repurchase rights applicable to the shares of our common stock received under such awards) will accelerate as to the number of shares that would have vested subject to continued service over the 18-month period following the termination of employment.

This agreement also provides that if his employment is terminated by us without cause or by him for good reason within 12 months after a change in control of the Company and subject to his execution of a binding release of claims, Mr. Wallin will be eligible to receive the following payments and benefits:

—	a lump sum severance payment in an amount equal to 12 months of his annual base salary and 100% of his target annual cash bonus opportunity;
—	paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 12 months following the termination of employment; and
—

the vesting of all of Mr. Wallin’s outstanding and unvested equity awards (and the rate of lapsing of any repurchase rights applicable to the shares of our common stock received under such awards) will accelerate as to the number of shares that would have vested subject to continued service over the 18-month period following the termination of employment.

Finally, the agreement provides that, in the event of a change in control of the Company in which the acquirer does not assume his outstanding and unvested equity awards, the vesting of all of Mr. Wallin’s outstanding and unvested equity awards (and the rate of lapsing of any repurchase rights applicable to the shares of our common stock received under such awards) will accelerate as to the number of shares that would have vested subject to continued service over the 18-month period following the closing of the change in control transaction.

Post-Employment Compensation Arrangements

The employment of our CEO and Messrs. Wallin and Sitler and Dr. Yuen is “at will.”  Dr. Cheung’s employment is for a fixed term through June 30, 2016, as a result of local labor laws in China.

Each of our CEO and Messrs. Wallin and Sitler, Drs. Cheung and Yuen is eligible to receive severance payments and benefits in the event of certain involuntary terminations of employment under the terms of their respective severance agreements.  These agreements (and the payments and benefits offered under each such agreement) reflect the negotiations of each of the applicable named executive officers as well as a desire to have internal parity among the named executive officers with respect to their potential severance arrangements.  We consider these severance arrangements to be critical to attracting and retaining high caliber executives.

In addition, we believe that providing certain payments and benefits and partial vesting acceleration of outstanding and unvested equity awards in the event of a termination of employment in connection with a change in control of the Company, if structured appropriately, serve to minimize the distractions to an executive officer and reduce the risk that a Named Executive Officer terminates his employment with us before an acquisition is consummated.  For these reasons, in April 2012, we entered into new or amended severance agreements with our CEO, Mr.  Fay and Drs. Yuen and Cheung to modify or to provide for enhanced change in control payments and benefits.  We believe that these arrangements allow the named executive officers to focus on continuing normal business operations and, in the case of change in control payments and benefits, on the success of a potential business combination, rather than being distracted by how business decisions that may be in the best interest of our stockholders will impact each Named Executive Officer’s own financial security.  That is, we believe that these arrangements help ensure stability among the named executive officers, and will help enable the named executive officers to maintain a balanced perspective in making overall business decisions during periods of uncertainty.

Employee Stock Plans

Under the terms of our employee stock plans and agreements with our executive officers, including the named executive officers, the vesting of outstanding and unvested options to purchase shares of our common stock and restricted stock unit awards covering shares of our common stock is partially accelerated in the event of certain material corporate transactions, as well as in the event of certain involuntary terminations of employment following certain material corporate transactions.

We believe these accelerated vesting provisions are appropriate in light of the collective knowledge and experiences of the members of our compensation committee on compensating individuals in the positions held by our executive officers at other companies (without reference to any specific compensation peer group or any specific benchmark level of compensation), and, therefore, allow us to attract and retain high quality executives, and, in the case of accelerated vesting upon a change in control of the Company, the accelerated vesting allows our executive officers to focus on closing a transaction that may be in the best interest of our stockholders even though the transaction may otherwise result in a termination of their employment and, absent such accelerated vesting, a forfeiture of their unvested equity awards.

Severance Arrangement for Mr. Fay

On August 26, 2013, Mr. Fay notified us of his intention to resign his position with the Company.  On August 29, 2013, we entered into a transition agreement with Mr. Fay, which ended November 11, 2013.  In connection with this agreement, we agreed that (i) Mr. Fay would continue to receive his base salary at its then-current rate, (ii) his outstanding and unvested equity awards would continue to vest through this transition period and (iii) he would continue to be eligible to participate in our employee benefit plans pursuant to the terms of those plans.

Upon the termination of his employment, Mr. Fay became a consultant to the Company through March 15, 2014.  In consideration of these services and his execution of a binding release of claims in favor of the Company, we agreed to compensate Mr. Fay at a rate of $250 per hour for his consulting services.  His consulting services ended March 15, 2014.

For a detailed description of these arrangements with the named executive officers, see “Management—Potential Payments Upon Termination or Change in Control” below.

Other Compensation Policies

CEO Stock Ownership Guidelines

As part of our overall corporate governance policies, and to align the interests of our Chief Executive Officer with the interests of our stockholders, our Board of Directors believes that our Chief Executive Officer should have a significant financial stake in the Company.  Accordingly, in April 2013, our Board of Directors adopted a policy that our Chief Executive Officer should own shares of our common stock with a value equal to or exceeding his or her then-current annual base salary.  Pursuant to this policy, our Chief Executive Officer should attain this ownership level within two years from (i) April 25, 2013 for Mr. Jenks (our current CEO) or (ii) the date of becoming our Chief Executive Officer for any successor in this position.  Our Board of Directors may evaluate, in its discretion, whether this requirement should be waived in the case of a Chief Executive Officer, who, because of his or her personal circumstances, would incur a hardship by complying with this requirement. As of March 31, 2014, Mr. Jenks’ beneficial ownership in the Company currently exceeds his annual salary.

We encourage our executive officers, including the other named executive officers, to hold a significant equity interest in the Company, but have not set specific ownership guidelines for these individuals.

Hedging Prohibition Policy

We have adopted a policy that prohibits our executive officers, including the named executive officers, other members of management, and the non-employee members of our Board of Directors from engaging in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to our securities.  We adopted this policy as a matter of good corporate governance and because, by not allowing these individuals to engage in such transactions, they are subject to the full risks of ownership of their unvested equity awards.  As a result, their equity compensation is strongly correlated to stock price performance over the vesting period.

Equity Award Grant Policy

It is our policy not to purposely accelerate or delay the public release of material information in consideration of a pending equity grant to allow the recipient to benefit from a more favorable stock price.

Compensation Recovery Policy

At this time, we do not have a formal policy regarding the adjustment or recovery of awards or payments if the relevant performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of the award or payment.  We intend to adopt a general compensation recovery (“clawback”) policy covering our annual and long-term incentive award plans and arrangements once the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Act.

Tax and Accounting Considerations

Deductibility of Compensation

Section 162(m) of the Code generally disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to the chief executive officer and each of the three other most highly-compensated executive officers (other than the chief financial officer) in any taxable year.  In addition to certain rules that exempt pre-existing arrangements approved prior to our initial public offering from the limits of Section 162(m), generally remuneration in excess of $1 million may only be deducted if it is “performance-based compensation” within the meaning of the Code.  In this regard, the compensation income realized upon the exercise of stock options granted under a stockholder-approved stock option plan generally will be deductible so long as the options are granted by a committee whose members are non-employee directors and certain other conditions are satisfied.

Our compensation committee believes that, in establishing the cash and equity incentive compensation plans and arrangements for our executive officers, the potential deductibility of the compensation payable under those plans and arrangements should be only one of a number of relevant factors taken into consideration, and not the sole governing factor.  For that reason, our compensation committee may deem it appropriate to provide one or more executive officer with the opportunity to earn incentive compensation, whether through cash incentive awards tied to our financial performance or equity incentive awards tied to the executive officer’s continued service, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Code.

Our compensation committee believes it is important to maintain cash and equity incentive compensation at the requisite level to attract and retain the individuals essential to our financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

Nonqualified Deferred Compensation

Our compensation committee takes into account whether components of the compensation for our executive officers will be adversely impacted by the penalty tax imposed by Section 409A of the Code, and aims to structure these components to be compliant with or exempt from Section 409A to avoid such potential adverse tax consequences.

“Golden Parachute” Payments

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control of the company that exceeds certain prescribed limits, and that we, or a successor, may forfeit a deduction on the amounts subject to this additional tax.  We did not provide any executive officer, including any Named Executive Officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G or 4999 during 2013 and we have not agreed and are not otherwise obligated to provide any Named Executive Officer with such a “gross-up” or other reimbursement.

Accounting for Stock-Based Compensation

We follow Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“ASC Topic 718”) for our stock-based compensation awards.  ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options, based on the grant date “fair value” of these awards.  This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from their awards.  ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that an executive officer is required to render service in exchange for the option or other award.

Compensation committee report

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management.  Based on our compensation committee’s review of, and the discussions with management with respect to, the Compensation Discussion and Analysis, our compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

From the members of our compensation committee:
Lee Sen Ting, Chairman
Charles J. Abbe

Compensation risk assessment

From time to time, our board of directors and our compensation committee review the potential risks associated with the structure and design of our various compensation plans.  In 2013, our Board of Directors and our compensation committee undertook a comprehensive review of the material compensation plans and arrangements for all employees and determined that none of its compensation policies and practices is reasonably likely to have a material adverse effect on the Company.  Overall, our Board of Directors believes that our compensation programs generally contain a balance of fixed and variable features, as well as complementary metrics and reasonable goals, all of which operate to mitigate risk and reduce the likelihood of employees engaging in excessive risk-taking behavior with respect to the compensation-related aspects of their jobs.  In addition, the material compensation plans and arrangements operate within the corporate governance and review structure that serves and supports our risk mitigation practices.

Summary compensation table

The following table provides information for the years ended December 31, 2013, 2012 and 2011 regarding the compensation of our principal executive officer, principal financial officer, and each of our three other most highly compensated persons serving as executive officers, or our named executive officers, for 2013.

Name and principal position	Year	Salary		Bonus (1)		Option awards (2)	Stock awards (2)	All Other Compensation		Total
Timothy S. Jenks	2013	$373,333		$136,000		$844,520	$260,130	$1,500	(3)	$1,615,483
President and Chief Executive Officer	2012	360,000		240,000		47,051	47,616	1,000	(4)	695,667
	2011	337,920		55,550		167,339	168,000	—		728,809

Clyde R. Wallin	2013	7,673		—		370,178	171,500	—		549,351
Senior Vice President and Chief Financial Officer

Cal R. Hoagland	2013	—		—		—	—	331,219	(5)	331,219
Interim Chief Financial Officer

James D. Fay	2013	259,167		—		447,750	—	7,767	(6)	714,684
Former Senior Vice President and Chief Financial Officer	2012	300,000		150,000		32,449	32,736	1,000	(4)	516,185
								—
	2011	291,840		46,992		83,669	84,000			506,501

Dr. Raymond Cheung	2013	333,983	(7)	70,000	(8)	123,760	131,950	10,098	(9)	669,791
Senior Vice President and Chief Operating Officer	2012	307,054	(7)	118,829	(8)	32,449	32,736	8,556	(9)	499,624
	2011	290,110	(7)	41,033	(8)	83,669	84,000	7,564	(9)	506,376

Dr. Wupen Yuen	2013	265,000		55,000		571,510	131,950	2,667	(10)	1,026,127
Senior Vice President of Product and Technology Development	2012	260,000		125,000		32,449	32,736	2,000	(11)	452,185
	2011	240,000		37,160		83,669	84,000	1,000	(12)	445,829

Benjamin L. Sitler	2013	253,452		48,000		546,758	113,100	2,667	(10)	963,977
Senior Vice President of Global Sales and Product Management	2012	231,424		100,000		32,449	32,736	2,000	(11)	398,609
	2011	231,424		33,911		69,725	70,000	1,000	(12)	406,060

(1)

The amounts in this column are performance-based cash bonuses in respect of performance for the years ended December 31, 2013, 2012 and 2011, but were actually paid/are to be paid in the following calendar year. See the discussion under “Compensation Discussion and Analysis—Compensation of our named executive officers—Performance-based cash bonuses.”

(2)

Amount reflects the aggregate grant date fair value of the awards granted, calculated in accordance with applicable accounting guidance for share based payment transactions. The valuation assumptions used in determining such amounts are described in Note 15 to the consolidated financial statements contained herein in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value realized by the named executive officers.

(3)	Represents $1,500 paid for 401k plan matching in 2013.
(4)	Represents $1,000 paid for 401k plan matching in 2012.
(5)	Represents payments during 2013 to FLG Partners, LLC for Mr. Hoagland’s services. Mr. Hoagland is a partner with FLG Partners, LLC.
(6)	Represents $1,500 paid for 401k plan matching and $916.67 paid in lieu of health insurance premiums in 2013 while an employee, and $5,350 incurred during 2013 for consulting services.
(7)

Dr. Cheung’s salary in 2011, 2012 and 2013 was RMB 1,863,893, RMB 1,938,001 and RMB 2,080,000, respectively. Conversion to U.S. dollars is based on an average exchange rate of RMB 6.4248, RMB 6.3116 and RMB 6.1891 per U.S. dollar in 2011, 2012 and 2013, respectively.

(8)

Dr. Cheung’s bonus in 2011, 2012 and 2013 was RMB 285,508, RMB 750,000 and RMB 433,237, respectively. Conversion to U.S. dollars is based on an average exchange rate of RMB 6.4248 in 2011, RMB 6.3116 in 2012 and RMB 6.1891 in 2013.

(9)

Represents family health insurance premiums. The premiums were RMB 48,600, RMB 54,000, RMB 62,498 in 2011, 2012 and 2013, respectively. Conversion to U.S. dollars is based on an average exchange rate of RMB 6.4248, RMB 6.3116 and RMB 6.1891 per U.S. dollar in 2011, 2012 and 2013, respectively.

(10)	Represents $1,167 paid in lieu of health insurance premiums during 2013 and $1,500 paid for 401K plan matching in 2013.
(11)	Includes $1,000 paid in lieu of health insurance premiums and $1,000 paid for 401k plan matching in 2012.
(12)	Represents $1,000 paid in lieu of health insurance premiums in 2011.

Grants of plan-based awards

The following table provides information regarding grants of plan-based awards to each of our named executive officers during the year ended December 31, 2013. We do not consider our bonus opportunities, which are purely discretionary, to be non-equity incentive plan compensation.

Name	Grant date	All other option awards: number of securities underlying options	All other stock awards: number of shares	Exercise or base price of options or stock appreciation rights awards ($ per share)	Grant date fair value of stock awards, options and stock appreciation rights ($)(1)(2)
Timothy S. Jenks	9/18/2013	50,000		7.54	247,520
	9/18/2013		34,500		260,130

Clyde R. Wallin	12/23/2013			6.86	353,250
	12/23/2013	75,000		6.86	370,178
	12/23/2013		25,000		171,500

Cal R. Hoagland	—	—	—	—	—

James D. Fay	—	—	—	—	—

Benjamin L. Sitler	9/18/2013	20,000		7.54	99,008
	9/18/2013		15,000		113,100

Dr. Raymond Cheung	9/18/2013	25,000		7.54	123,760
	9/18/2013		17,500		131,950

Dr. Wupen Yuen	9/18/2013	25,000		7.54	123,760
	9/18/2013		17,500		131,950

(1)

Options were granted with an exercise price equal to 100% of the fair market value on the date of grant, which was determined by reference to the closing sales price of our common stock on the grant date.

(2)

In accordance with Securities and Exchange Commission rules, this column represents the aggregate grant date fair value of each equity award, calculated in accordance with applicable accounting guidance for stock-based payment transactions. For each stock award, the grant date fair value is calculated using the closing price of our common stock on the grant date. The valuation assumptions used in determining such amounts are described in Note 15 to the consolidated financial statements contained herein in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013. These amounts do not reflect the actual economic value realized by the named executive officers.

The material terms of the named executive officers’ annual compensation, including base salaries, bonus opportunities, equity awards and potential severance benefits are described in greater detail below under the section titled “Employment agreements.” The explanations of the amounts of compensation awarded in 2013, including how each individual element of compensation was determined, are set forth in the section titled “Compensation Discussion and Analysis.” As discussed in greater detail in “Compensation Discussion and Analysis,” the number of stock option awards and restricted stock units granted is determined by our board of directors based on a number of subjective factors. Typically, restricted stock units granted to our named executive officers vest over 36 months with 1/3rd of the shares vesting on each anniversary of the date of grant and stock option grants to our named executive officers vest over 48 months with 25% of the options vesting on the first anniversary of the date of grant and the remainder vesting monthly over the next 36 months, and in each case subject to continued employment (except as such vesting may be partially accelerated upon certain material corporate transactions or involuntary terminations of employment). The stock option grants and the restricted stock unit grants were made under our 2010 Equity Incentive Plan. We did not pay dividends on our common stock during 2013.

Outstanding equity awards at December 31, 2013

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2013. All vesting is generally contingent upon continued employment with us, except as such vesting may be partially accelerated upon certain material corporate transactions or involuntary terminations of employment.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercise- able(1)		Number of securities underlying unexercised options unexercis- able(1)		Option exercise price(2) ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested
Timothy S. Jenks	—		50,000	(5)	7.54	09/17/2023	34,500	(4)	243,570
	—		100,000	(3)	5.11	12/11/2022	—		—
	5,135	(6)	9,365	(6)	4.96	07/30/2022	6,400	(4)	45,184
	21,000	(7)	15,000	(7)	7.00	08/01/2021	8,000	(8)	56,480
	13,499	(9)	4,501	(9)	7.50	12/12/2020	—		—
	16,530	(10)	269	(10)	12.00	01/26/2020	—		—
	31,999		—		4.25	05/27/2019	—		—
	51,286		—		4.25	11/03/2018	—		—
	1,286		—		4.25	05/14/2018	—		—
	188,529		—		4.25	05/15/2017	—		—
	8,826		—		4.65	07/06/2015	—		—
	79,999		—		3.75	05/10/2014	—		—

Clyde R. Wallin	—		75,000	(11)	6.86	12/22/2023	25,000	(3)	176,500
	—		75,000	(12)	6.86	12/22/2023	—		—

Cal R. Hoagland	—		—		—	—	—		—

James D. Fay	—		75,000	(3)	5.11	12/11/2022	—		—
	3,541	(6)	6,459	(6)	4.96	07/30/2022	4,000	(4)	31,064
	10,500	(7)	7,500	(7)	7.00	08/01/2021	4,400	(8)	28,240
	11,999	(9)	4,001	(9)	7.50	12/12/2020	—		—
	13,786	(10)	214	(10)	12.00	01/26/2020	—		—
	23,999		—		4.25	05/27/2019	—		—
	10,000		—		4.25	02/25/2019	—		—

Benjamin L. Sitler	—		20,000	(5)	7.54	09/17/2023	15,000	(4)	105,900
	—		75,000	(3)	5.11	12/11/2022	—		—
	3,541	(6)	6,459	(6)	4.96	07/30/2022	4,400	(4)	31,064
	8,750	(7)	6,250	(7)	7.00	08/01/2021	3,333	(8)	23,531
	8,999	(9)	3,001	(9)	7.50	12/12/2020	—		—
	8,225	(10)	175	(10)	12.00	01/26/2020	—		—
	23,999		—		4.25	05/27/2019	—		—
	16,594		—		4.25	11/03/2018	—		—
	595		—		4.25	05/14/2018	—		—
	4,000		—		4.25	10/23/2017	—		—
	33,400		—		4.25	07/29/2017	—		—

Dr. Raymond Cheung	—		25,000	(5)	7.54	09/17/2023	17,500	(4)	123,550
	—		75,000	(3)	5.11	12/11/2022	—		—
	3,541	(6)	6,459	(6)	4.96	07/30/2022	4,400	(4)	31,064
	10,500	(7)	7,500	(7)	7.00	08/01/2021	4,000	(8)	28,240
	9,000	(9)	3,000	(9)	7.50	12/12/2020	—		—
	11,750	(10)	250	(10)	12.00	01/26/2020	—		—
	24,000		—		4.25	05/27/2019	—		—
	20,000		—		4.25	11/03/2018	—		—
	20,000		—		4.25	07/23/2017	—		—

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercise- able(1)		Number of securities underlying unexercised options unexercis- able(1)		Option exercise price(2) ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested
Dr. Wupen Yuen	—		25,000	(5)	7.54	09/17/2023	17,500	(4)	123,550
	—		75,000	(3)	5.11	12/11/2022	—		—
	3,541	(6)	6,459	(6)	4.96	07/30/2022	4,400	(4)	31,064
	10,500	(7)	7,500	(7)	7.00	08/01/2021	4,000	(8)	28,240
	9,000	(9)	3,000	(9)	7.50	12/12/2020	—		—
	10,966	(10)	234	(10)	12.00	01/26/2020	—		—
	23,999		—		4.25	05/27/2019	—		—
	16,403		—		4.25	11/03/2018	—		—
	403		—		4.25	05/14/2018	—		—
	8,000		—		4.25	10/23/2017	—		—
	22,000		—		4.25	05/15/2017	—		—
	3,400		—		4.65	07/06/2015	—		—
	600		—		3.75	05/16/2015	—		—
	5,000		—		3.75	01/18/2015	—		—

(1)	Unless otherwise noted, shares subject to the stock option are vested in full.
(2)

Our common stock was not publicly traded prior to our initial public offering in February 2011, and the exercise price of the awards granted prior to our initial public offering was determined by our board of directors on the grant date based on its determination of the fair market value of our common stock on such grant date. The exercise price of the awards granted after our initial public offering in February 2011 was determined by reference to the closing sales price of our common stock on the grant date.

(3)

The shares subject to the stock option will vest on the seventh anniversary of the date of grant, subject to accelerated vesting if, during the term of the option, the average closing price of our common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share (as adjusted for stock splits, recombinations and the like).

(4)	The restricted stock units subject to the award vest over a three year period, with 1/3 of the shares subject to the award vesting annually on each anniversary of the vesting commencement date.
(5)

The shares subject to the stock option vest over a four year period, with 1/4th of the shares subject to the stock option vesting on September 18, 2014, and the remainder vesting in 36 equal monthly installments thereafter.

(6)

The shares subject to the stock option vest over a four year period, with 1/4th of the shares subject to the stock option vesting on July 31, 2013, and the remainder vesting in 36 equal monthly installments thereafter.

(7)

The shares subject to the stock option vest over a four year period, with 1/4th of the shares subject to the stock option vesting on August 2, 2012, and the remainder vesting in 36 equal monthly installments thereafter.

(8)	The restricted stock units subject to the award vest in 36 monthly installments over a three year period.
(9)

The shares subject to the stock option vest over a four year period, with 1/4th of the shares subject to the stock option vesting on December 1, 2011, and the remainder vesting in 36 equal monthly installments thereafter. This option may be exercised prior to vesting, subject to our right to repurchase any shares that fail to vest prior to a termination of service in accordance with this vesting schedule.

(10)

The shares subject to the stock option vest over a four year period, with half of the shares subject to the stock option vesting on January 27, 2012, and the remainder vesting in 24 equal monthly installments thereafter. This option may be exercised prior to vesting, subject to our right to repurchase any shares that fail to vest prior to a termination of service in accordance with this vesting schedule.

(11)

The shares subject to the stock option will vest on December 12, 2019, subject to accelerated vesting if, during the term of the option, the average closing price of the Company’s common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share (as adjusted for stock splits, recombinations and the like).

(12)

The shares subject to the stock option vest over a four year period, with 1/4th of the shares subject to the stock option vesting on December 23, 2014, and the remainder vesting in 36 equal monthly installments thereafter.

Option exercises and stock vested during fiscal 2013

The following table shows information regarding option exercises and the vesting of restricted stock held by our named executive officers during 2013.

	Stock Options		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)

Timothy S. Jenks	—	—	11,200	$98,336
Clyde R. Wallin	—	—	—	—
Cal R. Hoagland	—	—	—	—
James D. Fay	20,000	$82,381	6,200	54,436
Benjamin L. Sitler	—	—	5,533	48,580
Dr. Raymond Cheung	—	—	6,200	54,436
Dr. Wupen Yuen	—	—	6,200	54,436

(1)

The value realized on vesting equals the closing price per share of our common stock as reported on the New York Stock Exchange on the vesting date multiplied by the gross number of shares acquired on vesting.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment agreements

Definitions. Except as otherwise expressly set forth below, for purposes of the current severance rights agreements entered into with our named executive officers, the following definitions apply:

“Cause” means the occurrence of any of the following events: (i) any act of personal dishonesty taken by the named executive officer in connection with his responsibilities as an employee and intended to result in substantial personal enrichment of the named executive officer; (ii) the conviction of a felony; (iii) a willful act by the named executive officer that constitutes gross misconduct and which materially injures us; and (iv) following delivery to the named executive officer of a written demand for performance from us, which describes the basis for our belief that the named executive officer has not substantially performed his duties, continued violations by him of his obligations to us that are demonstrably willful and deliberate on the named executive officer’s part.

“Change in Control” means the occurrence of any of the following events: (i) any person becomes the beneficial owner, directly or indirectly, of our securities representing 50% or more of the total voting power represented by our then-outstanding voting securities; (ii) the consummation of the sale or disposition of all or substantially all of our assets; (iii) the consummation of a merger or consolidation with any other entity, other than a merger or consolidation that would result in our voting securities outstanding immediately prior thereto continuing to represent at least 60% of the total voting power represented by our voting securities or the voting securities of such surviving entity (or its parent) outstanding immediately after such merger or consolidation; or (iv) certain changes affecting the majority of the directors of our board of directors.

“Disability” means that the named executive officer has been unable to perform his duties as the result of his incapacity due to physical or mental illness, and such inability, at least 26 weeks after its commencement, is determined to be total and permanent by a physician selected by us or our insurers and acceptable to the named executive officer or his legal representative.

“Good Reason” means the named executive officer’s voluntary resignation from all positions he holds with us, effective within 90 days after the occurrence of: (i) a material reduction or other material adverse change in the named executive officer’s job duties, responsibilities, authority or requirements, including the removal of such job duties, responsibilities, authority or requirements; (ii) any material reduction of the named executive officer’s annual base compensation; (iii) our requiring the named executive officer to move his primary work location to a location that increases his one-way commute by more than 50 miles from our then-current location; or (iv) our failure to obtain the assumption, in all material respects, of the severance rights agreement by any of our successors; provided that the named executive officer must provide written notice to us of the existence of one of these conditions within 60 days after its initial existence, and we must be provided with a period of 30 days during which we may cure the circumstances giving rise to the condition, in which case no Good Reason will exist.

“Involuntary Termination” means (i) any termination of the named executive officer’s employment by us without Cause (other than by reason of death or Disability) or (ii) the named executive officer’s resignation for Good Reason.

Timothy S. Jenks. On March 30, 2010, we entered into an employment letter agreement with Mr. Jenks. Prior to the execution of this letter agreement, we had not entered into a binding offer letter with Mr. Jenks. Pursuant to this letter agreement, Mr. Jenks continues to serve, on an at-will basis, as our Chairman, Chief Executive Officer and President. This employment letter agreement provides for an annual base salary of $320,000 per year, subject to periodic review and adjustment. The letter also indicates Mr. Jenks’ general eligibility for annual variable pay based on our performance, our stock awards and long-term incentives.

Effective as of April 30, 2012, we entered into an amendment to the amended and restated severance rights agreement with Mr. Jenks, which amends and restates the prior severance rights agreement with Mr. Jenks dated as of April 13, 2010. The amended and restated agreement provides that upon an Involuntary Termination of Mr. Jenks’ employment, subject to his execution of a binding release of claims, Mr. Jenks would receive the following severance benefits: (1) a lump sum severance payment equal to (A) 24 months of his base salary and (B) 100% of his target bonus for the year of termination; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 24 months following termination of employment; and (3) the vesting of all of Mr. Jenks’ outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

The agreement also provides that upon an Involuntary Termination of Mr. Jenks’ employment within 12 months following a Change in Control and subject to his execution of a binding release of claims, Mr. Jenks would receive the following severance benefits: (1) a lump sum severance payment equal to (A) 24 months of his base salary and (B) 200% of his target bonus for the year of termination; and (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 24 months following termination of employment. In addition, the agreement provides that upon an Involuntary Termination of Mr. Jenks’ employment within 12 months following a Change in Control, and subject to his execution of a binding release of claims, the vesting of all of Mr. Jenks’ outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate in full.

Finally, the agreement provides for a supplemental cash payment, in addition to any death benefits payable under our life insurance policies, in the event that Mr. Jenks’ employment terminates due to his death while he is outside of his country of residence (for any reason), if necessary to provide for total death benefits equal to two times his then-current annual base salary.

Clyde R. Wallin.  In December 2013, we entered into an offer letter with Mr. Wallin to serve as our Senior Vice President and Chief Financial Officer, on an at-will basis. The offer letter provides for an initial annual base salary of $285,000 per year, subject to periodic review and adjustment. The letter also indicates Mr. Wallin’s general eligibility for annual variable pay based on our performance, stock awards and long term incentives. The letter also refers to the fact that we would enter into a severance rights agreement with Mr. Wallin.

We entered into a severance rights agreement with Mr. Wallin on January 6, 2014. The severance rights agreement provides for the payment of severance benefits to Mr. Wallin in the event of the termination of his employment as described below.

Involuntary termination generally. Under the severance rights agreement, if Mr. Wallin’s employment terminates as a result of Involuntary Termination, and provided that Mr. Wallin provides a valid and effective release of all employment related claims, Mr. Wallin would receive the following severance benefits: (1) a lump sum severance payment equal to  12 months of his base salary; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 12 months following termination of employment; and (3) the vesting of all of Mr. Wallin’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

Involuntary termination following a change in control. Under the severance rights agreement, if Mr. Wallin’s employment terminates as a result of Involuntary Termination on or within 12 months following a Change in Control, and provided that Mr. Wallin provides a valid and effective release of all employment related claims, Mr. Wallin would receive the following severance benefits: (1) a lump sum severance payment equal to (A) 12 months of his base salary and (B) 100% of his target bonus for the year of termination; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 12 months following termination of employment; and (3) the vesting of all of Mr. Wallin’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

Finally, the agreement provides for a supplemental cash payment, in addition to any death benefits payable under our life insurance policies, in the event that Mr. Wallin’s employment terminates due to his death while he is outside of his country of residence (for any reason), if necessary to provide for total death benefits equal to two times his then-current annual base salary.

Cal R. Hoagland. We have not entered into a binding employment offer letter or a severance rights agreement with Mr. Hoagland, who served as our interim Chief Financial Officer from September 2013 to December 2013.

James D. Fay. In April 2007, we entered into an offer letter with Mr. Fay to serve as our Vice President of Legal Affairs and General Counsel, on an at-will basis. Mr. Fay subsequently became our Senior Vice President and Chief Financial Officer. The offer letter provided for an initial annual base salary of $240,000 per year, subject to periodic review and adjustment. The letter also indicated Mr. Fay’s general eligibility for annual variable pay based on our performance, stock awards and long term incentives. The letter also referred to the fact that we would enter into a severance rights agreement with Mr. Fay. Effective as of April 13, 2010, we entered into the amended and restated severance rights agreement with Mr. Fay, which amended and restated the prior severance rights agreement with Mr. Fay dated as of December 18, 2008. On April 30, 2012, we entered into an additional amendment to our severance rights agreement with Mr. Fay.

On August 29, 2013, we entered into a transition agreement with Mr. Fay, pursuant to which Mr. Fay remained as our Chief Financial Officer through September 17, 2013 and as an employee through November 11, 2013, upon which date his agreement terminated. At termination of Mr. Fay’s employment, Mr. Fay became a consultant of ours and remained a consultant through March 15, 2014.

Mr. Fay’s severance rights terminated agreement, as amended, provided that upon an Involuntary Termination of Mr. Fay’s employment, subject to his execution of a binding release of claims, Mr. Fay would receive the following severance benefits: (1) a lump sum severance payment equal to (A) 24 months of his base salary and (B) 100% of his target bonus for the year of termination; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 24 months following termination of employment; and (3) the vesting of all of Mr. Fay’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

The terminated agreement also provided that upon an Involuntary Termination of Mr. Fay’s employment within 12 months following a Change in Control and subject to his execution of a binding release of claims, Mr. Fay would receive the following severance benefits: (1) a lump sum severance payment equal to (A) 24 months of his base salary and (B) 200% of his target bonus for the year of termination; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 24 months following termination of employment; and (3) the vesting of all of Mr. Fay’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service over the 36 month period following termination.

The terminated agreement also provided that in the event of a Change in Control in which the acquirer does not assume Mr. Fay’s outstanding and unvested equity awards, the vesting of all of Mr. Fay’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would accelerate as to the number of shares that would have vested subject to continued service with the Company over the 18 month period following the closing of the Change in Control transaction.

Finally, the terminated agreement provided for a supplemental cash payment, in addition to any death benefits payable under our life insurance policies, in the event that Mr. Fay’s employment terminated due to his death while he was outside of his country of residence (for any reason), if necessary to provide for total death benefits equal to two times his then-current annual base salary.

Benjamin L. Sitler. We currently have not entered into a binding employment offer letter with Mr. Sitler. Mr. Sitler’s original offer letter with us expired at the end of 2007. Mr. Sitler’s employment with us is on an at-will basis.

We entered into a severance rights agreement with Mr. Sitler on April 14, 2010. The severance rights agreement provides for the payment of severance benefits to Mr. Sitler in the event of the termination of his employment as described below. We had not entered into a prior severance rights agreement with Mr. Sitler.

Involuntary termination generally. Under the severance rights agreement, if Mr. Sitler’s employment terminates as a result of Involuntary Termination, and provided that Mr. Sitler provides a valid and effective release of all employment related claims, Mr. Sitler will receive the following severance benefits: (i) continuation of his base salary for up to six months (or until such earlier date as he commences new employment) and (ii) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first six months following termination of employment.

Involuntary termination following a change in control. Under the severance rights agreement, if Mr. Sitler’s employment terminates as a result of Involuntary Termination on or within 12 months following a Change in Control, and provided that Mr. Sitler provides a valid and effective release of all employment related claims, Mr. Sitler will receive the following severance benefits: (i) Mr. Sitler’s base salary at the time of termination on our normal payroll schedule until the earlier of (A) 12 months following termination and (B) the date Mr. Sitler commences new employment; (ii) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first six months following termination of employment; (iii) a lump sum payment equal to 100% of Mr. Sitler’s target bonus amount for the year of termination; and (iv) the vesting of Mr. Sitler’s outstanding equity awards in accordance with the terms of the applicable stock plan under which they were granted.

Dr. Raymond Cheung. On August 14, 2007, consistent with local labor laws in China, we entered into a fixed-term labor contract with Dr. Cheung which expired on June 30, 2012 and effective as of July 1, 2012, we entered into a new fixed-term labor contract with Dr. Cheung which is set to expire on June 30, 2016, unless terminated prior to such date upon any of the following: (i) Dr. Cheung reaches retirement; (ii) Dr. Cheung dies or has been pronounced dead or missing by a Chinese court; (iii) our bankruptcy; (iv) the revocation of our business license, termination of our business, or our dissolution; or (v) as required by law. Upon the ordinary course expiration of the term of employment, if Dr. Cheung is still employed by us, the labor contract will remain valid until the labor contract is renewed or until either party rescinds the employment relationship.

On April 30, 2012, we entered into a new severance rights agreement with Dr. Cheung. The agreement provides that upon an Involuntary Termination of Dr. Cheung’s employment, subject to his execution of a binding release of claims, Dr. Cheung would receive the following severance benefits: (1) the greater of (A) a lump sum severance payment equal to 24 months of his base salary or (B) cash severance benefits payable to Dr. Cheung under applicable laws and regulations where Dr. Cheung provides services to the Company; (2) reimbursement of health insurance premiums for him and his eligible dependents for up to the first 24 months following termination of employment; and (3) the vesting of all of Dr. Cheung’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

The agreement also provides that upon an Involuntary Termination of Dr. Cheung’s employment on or within 12 months following a Change in Control and subject to his execution of a binding release of claims, Dr. Cheung would receive the following severance benefits: (1) the greater of (A) a lump sum severance payment equal to (x) 24 months of his base salary and (y) 200% of his target bonus for the year of termination or (B) cash severance benefits payable to Dr. Cheung under applicable laws and regulations where Dr. Cheung provides services to the Company; (2) reimbursement of health insurance premiums for him and his eligible dependents for up to the first 24 months following termination of employment; and (3) the vesting of all of Dr. Cheung’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service over the 24 months period following termination.

The agreement also provides that in the event of a Change in Control in which the acquirer does not assume Dr. Cheung’s outstanding and unvested equity awards, the vesting of all of Dr. Cheung’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service with the Company over the 18 month period following the closing of the Change in Control transaction.

Finally, the agreement provides for a supplemental cash payment, in addition to any death benefits payable under the Company’s life insurance policies, in the event that Dr. Cheung’s employment terminates due to his death while he is outside of his country of residence (for any reason), if necessary to provide for total death benefits equal to two times his then-current annual base salary.

Dr. Wupen Yuen. In January 2005, we entered into an offer letter with Dr. Yuen to serve as our Director of Business Development on an at-will basis. The offer letter provides for an initial annual base salary of $165,000 per year, subject to periodic review and adjustment. Effective as of April 30, 2012, we entered into an amended and restated severance rights agreement with Dr. Yuen, which amends and restated the prior severance rights agreement with Dr. Yuen dated as of December 24, 2008, as amended April 13, 2010. The amended and restated agreement provides that upon an Involuntary Termination of Dr. Yuen’s employment, subject to his execution of a binding release of claims, Dr. Yuen would receive the following severance benefits: (1) a lump sum severance payment equal to 24 months of his base salary; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 24 months following termination of employment and (3) the vesting of all of Dr. Yuen’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

The agreement also provides that upon an Involuntary Termination of Dr. Yuen’s employment within 12 months following a Change in Control and subject to his execution of a binding release of claims, Dr. Yuen would receive the following severance benefits: (1) a lump sum severance payment equal to (A)  to 24 months of his base salary and (B) 200% of his target bonus for the year of termination; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 24 months following termination of employment; and (3) the vesting of all of Dr. Yuen’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service over the 24 month period following termination.

The agreement also provides that in the event of a Change in Control in which the acquirer does not assume Dr. Yuen’s outstanding and unvested equity awards, the vesting of all of Dr. Yuen’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service over the 18 month period following the closing of the Change in Control transaction.

Finally, the agreement provides for a supplemental cash payment, in addition to any death benefits payable under our life insurance policies, in the event that Dr. Yuen’s employment terminates due to his death while he is outside of his country of residence (for any reason), if necessary to provide for total death benefits equal to two times his then-current annual base salary.

Potential payments upon termination or change in control

The section below describes the payments that we would have made to our named executive officers in connection with certain terminations of employment and/or certain corporate transactions like a Change in Control, if such events had occurred on December 31, 2013. For further information, see the section entitled “Executive Compensation—Employment agreements.”

Potential payments upon involuntary termination, not in connection with a change in control.

Timothy S. Jenks. Under the severance rights agreement in effect on December 31, 2013, upon an Involuntary Termination and subject to his execution of a binding release of claims, Mr. Jenks would have received the following severance benefits: (1) a lump sum severance payment equal to (A) 24 months of his base salary and (B) 100% of his target bonus for the year of termination; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 24 months following termination of employment; and (3) the vesting of all of Mr. Jenks’ outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would have accelerated as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

Clyde R. Wallin. Under the severance rights agreement with Mr. Wallin that was signed on January 6, 2014, if such agreement had been in effect on December 31, 2013, upon an Involuntary Termination and subject to his execution of a binding release of claims, Mr. Wallin would have received the following severance benefits: (1) a lump sum severance payment equal to 12 months of his base salary and (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 12 months following termination of employment; and (3) the vesting of all of Mr. Wallin’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would have accelerated as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

Cal R. Hoagland. We have not entered into a binding employment offer letter or a severance rights agreement with Mr. Hoagland, who served as our interim Chief Financial Officer from September 2013 to December 2013.

James D. Fay. The severance rights agreement with Mr. Fay terminated with his employment on November 11, 2013.

Benjamin L. Sitler. Under the severance rights agreement in effect on December 31, 2013, upon an Involuntary Termination and subject to his execution of a binding release of claims, Mr. Sitler would have received the following severance benefits: (i) six months of his base salary (paid over time for six months or, if earlier, until he commences new employment), and (ii) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first six months following termination of employment.

Dr. Raymond Cheung. Under the severance rights agreement in effect on December 31, 2013, upon an Involuntary Termination and subject to his execution of a binding release of claims, Dr. Cheung would have received the following severance benefits: (1) the greater of (A) a lump sum severance payment equal to 24 months of his base salary or (B) cash severance benefits payable to Dr. Cheung under applicable laws and regulations where Dr. Cheung provides services to the Company; (2) reimbursement of health insurance premiums for him and his eligible dependents for up to the first 24 months following termination of employment; and (3) the vesting of all of Dr. Cheung’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would have accelerated as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

Dr. Wupen Yuen. Under the severance rights agreement in effect on December 31, 2013, upon an Involuntary Termination and subject to his execution of a binding release of claims, Dr. Yuen would have received the following severance benefits: (1) a lump sum severance payment equal to 24 months of his base salary; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 24 months following termination of employment and (3) the vesting of all of Dr. Yuen’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would have accelerated as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

Potential payments upon a change in control, stock awards not assumed.

Pursuant to our 2004 Stock Option Plan and our 2010 Equity Incentive Plan, in the event that there had been a change in control (as defined in the 2004 Stock Option Plan and the 2010 Equity Incentive Plan in a manner that is generally consistent with the definition set forth above) on December 31, 2013, and if the surviving or acquiring corporation had elected not assume or substitute for outstanding options (or assume the repurchase rights held in respect of shares purchased under such options, as applicable), the vesting of outstanding options held by each of our named executive officers on such date would have accelerated (and the repurchase rights with respect to the shares issued upon exercise of such options would have lapsed) as to that number of shares that would otherwise have vested and become exercisable as of December 31, 2013, that is, the date that is 12 months after the date of the change in control.

Potential payments upon a change in control concurrent with an involuntary termination of employment.

Pursuant to our 2004 Stock Option Plan and our 2010 Equity Incentive Plan, in the event that there had been a change in control (as defined in the 2004 Stock Option Plan and the 2010 Equity Incentive Plan in a manner that is generally consistent with the definition set forth above) on December 31, 2013, and if the surviving or acquiring corporation had elected to assume or substitute for outstanding options (and assume the repurchase rights held in respect of shares purchased under such options, as applicable), and if the employment of any of our named executive officers would have terminated on such date as a result of an Involuntary Termination, the vesting of outstanding options would have accelerated (and the repurchase rights with respect to the shares issued upon exercise of such options would have lapsed) as to an additional number of shares equal to the number of shares that would otherwise have vested and become exercisable as of December 31, 2013, that is, the date that is 12 months after the date of the change in control.

Timothy S. Jenks. Under the severance rights agreement that was in effect on December 31, 2013, upon an Involuntary Termination of Mr. Jenks’ employment or as a result of a successor failing to assume our obligations under the severance rights agreement, in either case within 12 months following a Change in Control and subject to his execution of a binding release of claims, Mr. Jenks would receive the following severance benefits: (1) a lump sum severance payment equal to (A) 24 months of his base salary and (B) 200% of his target bonus for the year of termination; and (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 24 months following termination of employment. In addition, the vesting of all of Mr. Jenks’ outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would have accelerated in full.

Clyde R. Wallin. Mr. Wallin signed his severance rights agreement on January 6, 2014. Under the severance rights agreement, upon an Involuntary Termination of Mr. Wallin’s employment or as a result of a successor failing to assume our obligations under the severance rights agreement, in either case within 12 months following a Change in Control and subject to his execution of a binding release of claims, Mr. Wallin would receive the following severance benefits: (1) a lump sum severance payment equal to (A) 12 months of his base salary; and (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 12 months following termination of employment. In addition, the vesting of all of Mr. Wallin’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would have accelerated to the number of shares that would have vested subject to continued service over the 18 month period following termination.

Cal R. Hoagland. We have not entered into a binding employment offer letter or a severance rights agreement with Mr. Hoagland, who served as our interim Chief Financial Officer from September 2013 to December 2013.

James D. Fay. The severance rights agreement with Mr. Fay terminated with his employment on November 11, 2013.

Benjamin L. Sitler. Under the severance rights agreement in effect on December 31, 2013, upon an Involuntary Termination of Mr. Sitler’s employment or as a result of a successor failing to assume our obligations under the severance rights agreement, in either case within 12 months following a Change in Control and subject to his execution of a binding release of claims, Mr. Sitler would have received severance benefits equal to 12 months base salary (paid over time over 12 months, or, if earlier, or until he commences new employment), paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first six months following termination of employment, payment of his entire target bonus amount for the year of his termination, and the vesting of all of Mr. Sitler’s outstanding equity awards that would have vested subject to continuous service over the 12 month period following termination.

Dr. Raymond Cheung. Under the severance rights agreement in effect on December 31, 2013, upon an Involuntary Termination of Dr. Cheung’s employment or as a result of a successor failing to assume our obligations under the severance rights agreement, in either case within 12 months following a Change in Control, and subject to his execution of a binding release of claims, Dr. Cheung would have received the following severance benefits: (1) a lump sum severance payment equal to  (A)  24 months of his base salary and (B) 200% of his target bonus for the year of termination;  (2) reimbursement of health insurance premiums for him and his eligible dependents for up to the first 24 months following termination of employment; and (3) the vesting of all of Dr. Cheung’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would have accelerated as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

Dr. Wupen Yuen. Under the severance rights agreement in effect on December 31, 2013, upon an Involuntary Termination of Dr. Yuen’s employment or as a result of a successor failing to assume our obligations under the severance rights agreement, in either case within 12 months following a Change in Control and subject to his execution of a binding release of claims, Dr. Yuen would have received the following severance benefits: (1) a lump sum severance payment equal to (A) to 24 months of his base salary and (B) 200% of his target bonus for the year of termination; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 24 months following termination of employment; and (3) the vesting of all of Dr. Yuen’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would have accelerated as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

Potential payments upon termination or change in control

The following table shows the amounts each of our named executive officers would receive in the event of his termination and/or upon a change in control, assuming the event took place on December 31, 2013, the last business day of our most recently completed fiscal year. All severance benefits are contingent upon the individual’s execution of a general release of all claims.

Named executive officer	Termination or change in control event (1)	Salary ($)		Bonus ($)		Benefits ($)		Equity acceleration ($) (2)	All other compensation ($)	Total ($)
Timothy S. Jenks	• Involuntary termination	800,000	(3)	300,000	(4)	48,429	(5)	12,228	—	1,160,657
	• Change in control—awards assumed and involuntary termination (6)	800,000	(3)	600,000	(7)	48,429	(5)	215,567	—	1,663,996
	• Change in control—awards not assumed and involuntary termination (8)	800,000	(3)	600,000	(7)	48,429	(5)	215,567	—	1,663,996
	• Change in control—awards not assumed and employment continues (9)	—		—		—		8,153	—	8,153

Clyde R. Wallin	• Involuntary termination	285,000	(10)	—		7,683	(11)	5,625	—	298,308
	• Change in control—awards assumed and involuntary termination (6)	285,000	(10)	—		7,683	(11)	5,625	—	298,308
	• Change in control—awards not assumed and involuntary termination (8)	285,000	(10)	—		7,683	(11)	5,625	—	298,308
	• Change in control—awards not assumed and employment continues (9)	—		—		—		3,750	—	3,750

Named executive officer	Termination or change in control event (1)	Salary ($)		Bonus ($)		Benefits ($)		Equity acceleration ($) (2)	All other compensation ($)	Total ($)
Cal R. Hoagland (12)	• Involuntary termination	—		—		—		—	—	—
	• Change in control—awards assumed and involuntary termination	—		—		—		—	—	—
	• Change in control—awards not assumed and involuntary termination	—		—		—		—	—	—
	• Change in control—awards not assumed and employment continues	—		—		—		—	—	—

James D. Fay (13)	• Involuntary termination	—		—		—		—	—	—
	• Change in control—awards assumed and involuntary termination	—		—		—		—	—	—
	• Change in control—awards not assumed and involuntary termination	—		—		—		—	—	—
	• Change in control—awards not assumed and employment continues	—		—		—		—	—	—

Benjamin L. Sitler	• Involuntary termination	132,500	(14)	—		1,000	(15)	—	—	133,500
	• Change in control—awards assumed and involuntary termination (6)	265,000	(16)	106,000	(4)	1,000	(15)	5,475	—	377,475
	• Change in control—awards not assumed and involuntary termination (8)	265,000	(16)	106,000	(4)	1,000	(15)	5,475	—	377,475
	• Change in control—awards not assumed and employment continues (9)	—		—		—		5,475	—	5,475

Dr. Raymond Cheung	• Involuntary termination	676,000	(3)	—		17,705	(5)	8,280	—	701,985
	• Change in control—awards assumed and involuntary termination (6)	676,000	(3)	270,400	(7)	17,705	(5)	10,950	—	975,055
	• Change in control—awards not assumed and involuntary termination (8)	676,000	(3)	270,400	(7)	17,705	(5)	8,280	—	972,385
	• Change in control—awards not assumed and employment continues (9)	—		—		—		5,250	—	5,250

Named executive officer	Termination or change in control event (1)	Salary ($)		Bonus ($)		Benefits ($)		Equity acceleration ($) (2)	All other compensation ($)	Total ($)

Dr. Wupen Yuen	• Involuntary termination	550,000	(3)	—		2,000	(5)	8,280	—	560,280
	• Change in control—awards assumed and involuntary termination (6)	550,000	(3)	220,000	(7)	2,000	(5)	10,950	—	782,950
	• Change in control—awards not assumed and involuntary termination (8)	550,000	(3)	220,000	(7)	2,000	(5)	8,280	—	780,280
	• Change in control—awards not assumed and employment continues (9)	—		—		—		5,520	—	5,520

(1)	No compensation is payable where there is a change in control, awards are assumed and employment continues.
(2)

The value realized is the gain that our named executive officers would receive, calculated as the difference between the closing price per share of our common stock on December 31, 2013 of $5.74, and the exercise price of the named executive officers’ unvested options or awards subject to acceleration upon or following a change in control event.

(3)	Represents 24 months base salary calculated at a rate in effect on December 31, 2013.
(4)	Represents 100% of target bonus for such named executive officer for 2013.
(5)	Represents 24 months of continued health insurance coverage for such named executive officer at the applicable benefit rate for 2013.
(6)

Represents benefits received by such named executive officer upon a change in control in which the surviving or acquiring entity elects to assume or substitute outstanding options or awards concurrent with an involuntary termination of employment of such named executive officer.

(7)	Represents 200% of target bonus for such named executive officer for 2013.
(8)

Represents benefits received by such named executive officer upon a change in control in which the surviving or acquiring corporation elected not to assume or substitute outstanding options or awards concurrent with an involuntary termination of employment of such named executive officer.

(9)

Represents benefits received by such named executive officer upon a change in control in which the surviving or acquiring corporation elected not to assume or substitute outstanding options or awards and such named executive officer’s employment continues.

(10)	Represents 12 months base salary calculated at a rate in effect on December 31, 2013.
(11)	Represents 12 months of continued health insurance coverage for such named executive officer at the applicable benefit rate for 2013.
(12)

Cal R. Hoagland role as Interim Chief Financial Officer ended upon the hire of Clyde R. Wallin in December 2013. Additionally, we did not enter into an offer letter or severance agreement with Mr. Hoagland.

(13)	James D. Fay voluntarily terminated his employment, effective as of November 11, 2013.
(14)

Represents six months base salary calculated at the rate in effect on December 31, 2013 to be paid on our normal payroll schedule, and assumes such named executive officer does not begin new employment during the period in which such named executive receive such payments.

(15)	Represents six months of continued health insurance coverage for such named executive officer at the applicable benefit rate for 2013.
(16)

Represents 12 months base salary calculated at the rate in effect on December 31, 2013 to be paid on our normal payroll schedule, and assumes such named executive officer does not begin new employment during the period in which such named executive receive such payments.

Director Compensation

Since April 2011, we have provided the following compensation package for our non-employee directors.

Annual retainer	36,000
Additional retainer Audit Committee chair	24,000
Additional retainer Audit Committee member	12,000
Additional retainer compensation committee chair	9,000
Additional retainer compensation committee member	6,000
Additional retainer Nominating and Corporate Governance Committee chair	9,000
Additional retainer Nominating and Corporate Governance Committee member	6,000
Additional payment for lead director per regular meeting	1,000
Additional payment for technical advisory board per regular meeting	2,500	(1)

(1)	If meeting requires one day or more of travel, then amount paid will be $5,000.

Equity Compensation Prior to April 2013. Prior to April 2013, our non-employee director compensation policy provided that upon election to our board of directors, each non-employee director would receive an initial option grant to purchase that number of shares of our common stock equal to (1) $100,000 divided by (2) the fair market value of a share of our common stock on the date of such grant, which would vest ratably over 48 months. Each year following the initial option grant on the date of each annual stockholders’ meeting, each such non-employee director would receive a grant of an option to purchase that number of shares of our common stock equal to (1) $50,000 divided by (2) the fair market value of a share of our common stock on the date of such grant, which would vest ratably over 24 months. Each of these option grants would have an exercise price equal to the fair market value of our common stock on the date of grant.

Current Equity Compensation. In April 2013, our board of directors and compensation committee changed our non-employee director compensation policy to eliminate the initial option grant for a non-employee director joining the board. In addition, the annual equity award was changed to provide that on the date of each annual stockholders’ meeting, each non-employee director will receive (A) a grant of an option to purchase that number of shares of our common stock equal to (1) $25,000 divided by (2) the fair market value of a share of our common stock on the date of such grant, which shall vest ratably over 12 months and (B) a grant of restricted stock units covering that number of shares of our common stock equal to (1) $25,000 divided by (2) the fair market value of a share of our common stock on the date of such grant, which shall vest on the 12 month anniversary of the date of grant. Each of the option grants shall have an exercise price equal to the fair market value of our common stock on the date of grant.

Director compensation table

The following table sets forth information regarding fees paid to our non-employee directors for their service on our board of directors during the year ended December 31, 2013.

	Fees earned or paid in cash	Option awards(1)	Stock awards(1)	Total
Charles J. Abbe	$52,500	$15,333	$24,998	$92,831
Dmitry Akhanov	19,500	—	—	19,500
Bandel Carano	45,000	15,333	—	60,333
Allan Kwan	48,000	15,333	24,998	88,331
Björn Olsson(2)	50,500	15,333	24,998	90,831
Sergey Polikarpov(3)	18,000	—	—	18,000
Mike Sophie	64,000	15,333	24,998	104,331
Lee Sen Ting	51,000	15,333	24,998	91,331

(1)

Amounts reflect the grant date fair value of stock options and stock awards granted in 2013 calculated in accordance with applicable accounting guidance for share-based payment transactions. The valuation assumptions used in determining such amounts are described in Note 15 to the consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(2)	On October 16, 2013, Mr. Olsson passed away.
(3)	On July 9, 2013, Mr. Polikarpov resigned as our director.

As of December 31, 2013, our non-employee directors held outstanding stock options and stock awards as follows:

Name	Stock options	Stock awards
Charles J. Abbe	20,511	3,090
Dmitry Akhanov	—	—
Bandel L. Carano	27,206	—
Allan Kwan	31,206	3,090
Rajiv Ramaswami	4,760	—
Michael J. Sophie	34,206	3,090
Lee Sen Ting	32,206	3,090

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity compensation plan information

The following table provides information as of December 31, 2013 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options(1) (b)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	4,862,597	$5.93	2,339,088	(3)
Equity compensation plans not approved by security holders(4)	397,886	5.80	317,472

(1)

Consists solely of outstanding options as there is no weighted average exercise price for outstanding restricted stock units (restricted stock units may be exercised for no consideration). Our common stock was not publicly traded prior to our initial public offering in February 2011, and the exercise price of the options granted prior to our initial public offering was determined by our board of directors on the grant date based on its determination of the fair market value of our common stock on such grant date.

(2)	Consists of our 2004 Stock Option Plan, our 2010 Plan and our 2010 Employee Stock Purchase Plan.
(3)

As of the consummation of our initial public offering in February 2011, no additional options may be granted under our 2004 Stock Option Plan. However, all outstanding options continue to be governed by their existing terms. Our 2010 Plan became effective upon the consummation of our initial public offering in February 2011, and the number of shares of our common stock reserved for issuance under the 2010 Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by our board of directors. Pursuant to the evergreen provision contained therein, in January 2013 an additional 1,069,115 shares of our common stock were added to the 2010 Plan. Our 2010 Employee Stock Purchase Plan became effective upon the consummation of our initial public offering in February 2011 and the number of shares of our common stock reserved for issuance under the 2010 Employee Stock Purchase Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lesser of (a) 3.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (b) 600,000 shares of our common stock or (c) such lesser number of shares of common stock as determined by our board of directors. Pursuant to the evergreen provision contained therein, in January 2013 an additional 600,000 shares of our common stock were added to the 2010 Employee Stock Purchase Plan.

(4)	Consists solely of our 2011 Inducement Award Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2014 by:

—	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
—	each of our named executive officers as set forth in the Summary Compensation Table in this Annual Report;
—	each of our directors; and
—	all executive officers and directors as a group.

The percentage ownership information shown in the table below is based upon 31,664,151 shares of common stock outstanding as of March 31, 2014.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of shares to persons who possess sole or shared voting or investment power with respect to such shares. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options and warrants held by the respective person or group which may be exercised or converted within 60 days after March 31, 2014. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person or entity, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed, except for those jointly owned with that person’s spouse. Unless otherwise indicated below, the address of each person listed on the table is c/o NeoPhotonics Corporation, 2911 Zanker Road, San Jose, California 95134 USA.

	Beneficial ownership
Name and address of beneficial owner	Total shares of common stock	Percent
5% Stockholders:
Funds affiliated with Oak Investment Partners (1) 525 University Avenue, Suite 1300, Palo Alto, CA 94301	5,295,473	16.7%
Open Joint Stock Company “RUSNANO”(2) Prospect 60-letiya Oktyabrya 10a, 117036, Moscow, Russian Federation	4,972,905	15.7
Funds affiliated with Masters Capital Management, LLC(3) 3060 Peachtree Road, Suite 1425, Atlanta, GA 95134	1,840,000	5.8
Austin W. Marxe, David M. Greenhouse and Adam C. Stettner 527 Madison Avenue, Suite 2600, New York, NY 10022	1,691,354	5.3
Funds affiliated with Draper Fisher Jurvetson (4) 2882 Sand Hill Road, Suite 150, Menlo Park, CA 94025	1,648,080	5.2
Royce & Associates LLC 745 Fifth Avenue, New York, NY 10151	1,617,250	5.1

Named executive officers and directors:
Timothy S. Jenks (5)	496,026	1.5
Clyde R. Wallin	—		*
Cal R. Hoagland	—		*
James D. Fay (6)	94,485		*
Benjamin L. Sitler (7)	161,340		*
Dr. Raymond Cheung (8)	104,750		*
Dr. Wupen Yuen (9)	137,626		*
Charles J. Abbe (8)	9,727		*
Dmitry Akhanov (10)	—		*
Bandel L. Carano (11)	5,321,787	16.8
Allan Kwan (12)	30,314		*
Rajiv Ramaswami(8)	4,742		*
Michael J. Sophie (8)	33,314		*
Lee Sen Ting (8)	31,314		*
All executive officers and directors as a group (14 people) (13)	6,425,425	20.3%

*	Represents less than 1%.
(1)

Includes 1,632,526 shares beneficially owned by Oak Investment Partners IX, Limited Partnership (“Oak IX”); 17,393 shares beneficially owned by Oak IX Affiliates Fund, Limited Partnership (“Oak IX Affiliates”); 39,179 shares beneficially owned by Oak IX Affiliates Fund - A, Limited Partnership (“Oak IX Affiliates-A”); 3,476,447 shares beneficially owned by Oak Investment Partners X, Limited Partnership (“Oak X”); 55,812 shares beneficially owned by Oak X Affiliates Fund, Limited Partnership (“Oak X Affiliates”); and 101,323 shares beneficially owned by Oak Investment Partners XI, Limited Partnership (“Oak XI”).  Each of these entities has sole voting and investment power with respect to the shares they beneficially own. Oak Associates IX, LLC is the general partner of Oak IX, Oak IX Affiliates, LLC is the general partner of each of Oak IX Affiliates and Oak IX Affiliates-A, Oak Associates X, LLC is the general partner of Oak X, Oak X Affiliates, LLC is the general partner of Oak X Affiliates, and Oak Associates XI, LLC is the general partner of Oak XI. As the general partner, these entities have shared voting and investment power over the shares held by the entity for which they are the general partner. Each of Bandel L. Carano (one of our directors), Gerald R. Gallagher, Edward F. Glassmeyer, Fredric W. Harman and Ann H. Lamont are managing members of each of the general partners described above, and are each deemed to have shared voting and investment power over the shares held by the various funds, and therefore the entire 5,295,473 shares.

(2)

Rusnano is an open joint stock company organized under the laws of the Russian Federation. The supervisory board of Rusnano has sole voting and investment power with respect to the shares beneficially owned by Rusnano. The Russian Federation owns 100% of Rusnano. Dmitry Akhanov, a member of our board of directors, has been the President and Chief Executive Officer of Rusnano USA, Inc., a U.S. subsidiary of Rusnano, but he disclaims beneficial ownership of these shares.

(3)	The investing and voting power of the shares held by Masters Capital Management, LLC are held jointly with Michael Masters.

(4)

Includes 1,567,305 shares of common stock held by Draper Fisher Jurvetson Fund VII, L.P., 42,322 shares of common stock held by Draper Associates, L.P. and 22,847 shares of common stock held by Draper Fisher Jurvetson Partners VII, LLC. Timothy C. Draper, John H.N. Fisher and Steven T. Jurvetson are Managing Directors of the general partner entities of Draper Fisher Jurvetson Fund VII, L.P. and also Managing Members of Draper Fisher Jurvetson Partners VII, LLC, that directly hold shares and as such, they may be deemed to have voting and investment power with respect to such shares. The investing and voting power of the shares held by Draper Associates, L.P. is controlled by its General Partner, Draper Associates, Inc. which is controlled by its President and majority shareholder, Timothy C. Draper. Timothy C. Draper and John H.N. Fisher are Managing Members of Draper Fisher Partners, LLC, that directly holds shares and as such, they may be deemed to have voting and investment power with respect to such shares. These individuals disclaim beneficial ownership with respect to such shares except to the extent of their pecuniary interest therein. In addition, 15,606 shares of common stock are held by individuals and trusts affiliated with Draper Fisher Jurvetson.

(5)	Includes 427,817 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2014 and 68,209 shares of common stock.
(6)	Includes 76,581 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2014 and 17,904 shares of common stock.
(7)	Includes 113,675 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2014 and 47,665 shares of common stock.
(8)	Consists solely of shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2014.
(9)	Includes 119,755 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2014 and 17,871 shares of common stock.
(10)	Although Mr. Akhanov has been the President and Chief Executive Officer of Rusnano USA, Inc., a U.S. subsidiary of Rusnano, he has no voting or dispositive power over any shares held by Rusnano.
(11)

Includes the shares of common stock detailed in Note (1) above held by the fund entities affiliated with Oak Investment Partners. Also includes 26,314 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2014.

(12)

Consists solely of shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2014. Although Mr. Kwan is a venture partner of Oak Investment Partners, he has no voting or dispositive power over any of our shares held by the fund entities affiliated with Oak Investment Partners.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related party transactions

The following is a summary of transactions since January 1, 2013 to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described where required in this Annual Report.

Private placement and related agreements with Rusnano

In April 2012, we entered into a share purchase agreement with Rusnano, pursuant to which we agreed to sell and issue an aggregate of 4,972,905 shares of common stock at a purchase price of $8.00 per share for aggregate gross proceeds of approximately $39,783,240. Immediately after the closing of such transaction, Rusnano owned approximately 16.6% of our issued and outstanding common stock. See “Security Ownership of Certain Beneficial Owners and Management” for additional information about Rusnano.

In connection with the foregoing transaction, we entered into a rights agreement with Rusnano pursuant to which we agreed to, among other matters: (i) file one or more registration statements covering the resale of shares of our common stock held by Rusnano prior to the expiration of a lock-up agreement between us and Rusnano, (ii) grant piggyback registration rights to Rusnano for shares of our common stock held by Rusnano following the expiration of the lock-up agreement in the event we propose to register shares in an underwritten offering, (iii) grant Rusnano the right to designate one nominee for our board of directors, (iv) grant Rusnano a right of first offer to purchase its pro rata share of all equity securities (subject to customary exceptions set forth therein) that we may propose to sell and issue after the date of the rights agreement, and (v) make a $30,000,000 investment towards our Russian operations (the “investment obligation”). The rights agreement also provides that, in the event we fail to satisfy the investment obligation by July 31, 2014 (subject to extension to March 31, 2015, as set forth therein), we will pay Rusnano a cash amount equal to $5,000,000. Such penalty payment constitutes the sole and exclusive remedy for damages and monetary relief available to Rusnano as a result of our breach of the investment obligation, subject to the exceptions set forth therein.

We also entered into a lock-up agreement with Rusnano, dated April 27, 2012, in connection with the foregoing transaction. The lock-up agreement provided that Rusnano would not, for a period of two years from the closing of the transaction, directly or indirectly, sell or otherwise dispose of any shares of our common stock or securities convertible into or exchangeable for our common stock.

Consulting agreement with FLG Partners, LLC

In connection with Cal R. Hoagland’s becoming the Company’s interim Chief Financial Officer and principal financial and accounting officer, which role ended upon the hire of Clyde R. Wallin in December 2013, the Company entered into a consulting agreement dated August 29, 2013 with FLG Partners, LLC for the provision of Mr. Hoagland’s services. Pursuant to the Company’s consulting agreement with FLG Partners, LLC, FLG Partners, LLC is paid at a rate of $375 per hour. In March 2014, this ongoing rate was reduced to $325 per hour.

The Company’s consulting agreement with FLG Partners, LLC also requires the Company to indemnify Mr. Hoagland and FLG Partners, LLC in connection with the performance of services for the Company. The consulting agreement has an indefinite term and is terminable by either party upon 15 days’ advance written notice.

Indemnification of officers and directors

Our certificate of incorporation includes a provision that eliminates, to the fullest extent permitted by law, the personal liability of a director for monetary damages resulting from breach of his fiduciary duty as a director.

Our bylaws provide that:

—	we are required to indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law, subject to very limited exceptions;
—	we may indemnify our other employees and agents as provided in indemnification contracts entered into between us and our employees and agents;
—

we are required to advance expenses, as incurred, to our directors and officers in connection with a legal proceeding to the fullest extent permitted by the Delaware General Corporation Law, subject to very limited exceptions; and

—	the rights conferred in the bylaws are not exclusive.

In addition to the indemnification required in our certificate of incorporation and bylaws, we have entered into indemnity agreements with each of our current directors and officers. These agreements provide for the indemnification of our directors and officers for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were our agents. We have also obtained directors’ and officers’ insurance to cover our directors, officers and some of our employees for liabilities, including liabilities under securities laws. We believe that these indemnification provisions and agreements and this insurance are necessary to attract and retain qualified directors and officers.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification by us is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

Policies and procedures for related party transactions

We believe that we executed all of the transactions set forth above on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates, are approved by the Audit Committee of our board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

All related party transactions will be reviewed and approved by our Audit Committee. Pursuant to our code of business conduct and ethics, the Audit Committee is responsible for approving, prior to our entry into any transaction involving related parties, all transactions in which we are a participant and in which any parties related to us has or will have a direct or indirect material interest. In reviewing and approving these transactions, our Audit Committee will obtain, or will direct our management to obtain on its behalf, all information that the committee believes to be relevant and important to a review of the transaction prior to its approval.

Director independence

Our common stock is listed on the New York Stock Exchange. Under the rules of the New York Stock Exchange, independent directors must comprise a majority of a listed company’s board of directors within a specified period following that company’s listing date in conjunction with its initial public offering. In addition, the rules of the New York Stock Exchange require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934. Under the rules of the New York Stock Exchange, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has previously undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that each of Messrs. Abbe, Carano, Kwan, Ramaswami, Akhanov, Sophie and Ting are “independent directors” as defined under the rules of the New York Stock Exchange, constituting a majority of independent directors of our board of directors as required by the rules of the New York Stock Exchange. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal accountant fees and services

The following table presents fees for services provided by (1) PricewaterhouseCoopers LLP, our independent registered public accounting firm for fiscal 2012, for the years ended December 31, 2012 and 2013 and (1) Deloitte & Touche for the year ended December 31, 2013. All fees described below were approved by the Audit Committee.

Accountant	Year	Audit Fees (1)	Audit- Related Fees		Tax Fees		All Other Fees	Total Fees
Pricewaterhouse Coopers LLP	2012	$1,316,207	$192,150	(2)	$29,532	(3)	—	$1,537,889
	2013	$1,435,891	$—		$101,208	(3)	$—	$1,537,099

Deloitte & Touche LLP	2012	$—	$—		$116,481	(4)	—	$116,481
	2013	$450,550	$37,709	(2)	$160,835	(4)	$—	$649,095

(1)

“Audit Fees” consist of fees for professional services provided in connection with the audit of our financial statements, our internal control over financial reporting, the review of our quarterly financial statements and services provided in connection with the acquisition of Santur Corporation.

(2)

“Audit-Related Fees” consists of assurance and related services reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” in connection with the acquisition of the semiconductor optical business unit of Lapis Semiconductor Co., Ltd.

(3)	“Tax Fees” consists of fees for assistance with state tax proceedings and international tax compliance services relating to certain foreign subsidiaries.
(4)	“Tax Fees” consists of fees for tax compliance services.

Pre-approval policies and procedures

Pursuant to applicable Securities and Exchange Commission rules, the Audit Committee is required to pre-approve all audit and non-audit services to be performed by our independent registered public accounting firm, with the exception of non-audit services that account for no more than five percent of the total fees paid to our independent registered public accounting firm that are subsequently ratified by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Form 10-K:

1. Consolidated Financial Statements:

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3. Exhibits

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
Timothy S. Jenks President, Chief Executive Officer and Chairman of the Board of Directors

June 3, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy S. Jenks and Clyde Raymond Wallin, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on June 3, 2014 on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ TIMOTHY S. JENKS	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 3, 2014
Timothy S. Jenks
/s/ CLYDE RAYMOND WALLIN	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 3, 2014
Clyde Raymond Wallin
/s/ CHARLES J. ABBE	Director	June 3, 2014
Charles J. Abbe
/s/ DMITRY AKHANOV	Director	June 3, 2014
Dmitry Akhanov
/s/ BANDEL L. CARANO	Director	June 3, 2014
Bandel L. Carano
/s/ ALLAN KWAN	Director	June 3, 2014
Allan Kwan
Director
Rajiv Ramaswami
/s/ MICHAEL J. SOPHIE	Director	June 3, 2014
Michael J. Sophie
/s/ LEE SEN TING	Director	June 3, 2014
Lee Sen Ting

EXHIBIT INDEX

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 29, 2011, by and among NeoPhotonics Corporation, Dulcimer Acquisition Corp., Santur and Shareholder Representative Services LLC, solely in its capacity as the Stockholder Representative.	Form 8-K	001-35061	2.1	October 18, 2011
2.2	Agreement and Plan of Demerger, dated as of January 18, 2013, by and among NeoPhotonics Corporation, LAPIS Semiconductor Co., Ltd., and NeoPhotonics Semiconductor GK.	Form 10-K	001-35061	2.2	March 15, 2013
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	April 15, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010
4.3	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.	Form S-1	333-166096	4.3	April 15, 2010
10.1	Form of Indemnification Agreement entered into by and between NeoPhotonics Corporation and each of its directors and officers.	Form S-1	333-166096	10.1	April 15, 2010
10.2+	2004 Stock Option Plan, as amended, and related documents.	Form S-1	333-166096	10.2	April 15, 2010
10.3+	2007 Stock Appreciation Grants Plan and related documents.	Form S-1	333-166096	10.3	April 15, 2010
10.4+	2010 Equity Incentive Plan, as amended and forms of agreement thereunder.	Form S-8	333-189577	99.1	June 25, 2013
10.5+	Amended and Restated Non-Employee Director compensation Policy of NeoPhotonics Corporation.	Form 10-Q	001-35061	10.2	August 8, 2013
10.6+	2010 Employee Stock Purchase Plan.	Form S-1	333-166096	10.5	April 15, 2010
10.7	Lease by and between BRE/PCCP Orchard, LLC and NeoPhotonics Corporation, dated April 7, 1999 with the Summary of Basic Lease Terms and Addendum No. 1 to Lease, as amended by First Amendment to Lease dated November 22, 2002, the Second Amendment to Lease dated December 15, 2003, the Third Amendment to Lease dated March 13, 2007 and the Fourth Amendment to Lease dated May 28, 2010.	Form S-1	333-166096	10.6	July 23, 2010

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.8	First Lease Amendment by and between NeoPhotonics Corporation and Landlord as defined in the recitals thereto, dated May 21, 2013.	Form 10-Q	001-35061	10.3	August 8, 2013
10.9*	Maximum Comprehensive Credit Line Contract and Maximum Mortgage Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated November 3, 2008 and December 25, 2008, respectively.	Form S-1	333-166096	10.9	April 15, 2010
10.12+	2011 Executive Officer Cash Compensation Arrangements.	Form 10-Q	001-35061	10.2	August 11, 2011
10.13	Property Lease Contract between NeoPhotonics (China) Co., Ltd. and Dongguan Conrad Hi-Tech Park Ltd., dated May 13, 2011.	Form 10-Q	001-35061	10.3	November 10, 2011
10.14	Building Lease Agreement between NeoPhotonics Japan Godo Kaisha and Jones Lang Lasalle K.K., dated September 8, 2011.	Form 10-Q	001-35061	10.4	November 10, 2011
10.17+	Employment Letter by and between NeoPhotonics Corporation and Timothy S. Jenks, dated March 30, 2010.	Form S-1	333-166096	10.17	April 15, 2010
10.18+	Offer Letter by and between NeoPhotonics Corporation and Clyde R. Wallin, dated December 20, 2013.					X
10.19+	Offer Letter by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated January 2, 2005.	Form S-1	333-166096	10.19	April 15, 2010
10.20*+	Offer Letter by and between NeoPhotonics (China) Co., Ltd. and Chi Yue “Raymond” Cheung, dated August 14, 2007.	Form S-1	333-166096	10.20	April 15, 2010
10.21+	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Timothy S. Jenks dated April 13, 2010.	Form S-1	333-166096	10.21	April 15, 2010
10.22+	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and James D. Fay, dated April 13, 2010.	Form S-1	333-166096	10.22	April 15, 2010
10.23+	Severance Agreement by and between NeoPhotonics Corporation and Benjamin L. Sitler dated April 14, 2010.	Form S-1	333-166096	10.23	April 15, 2010
10.24+	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated April 13, 2010.	Form S-1	333-166096	10.24	April 15, 2010
10.25+	Offer Letter by and between NeoPhotonics Corporation and James D. Fay, dated March 9, 2007.	Form S-1	333-166096	10.18	April 15, 2010
10.29	Third Amendment To Loan And Security Agreement And Waiver And Consent by and between NeoPhotonics Corporation and Comerica Bank, dated September 29, 2011.	Form 10-Q	001-35061	10.5	November 10, 2011

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.30	Libor/Prime Referenced Rate Addendum To Loan And Security Agreement by and between NeoPhotonics Corporation and Comerica Bank, dated September 29, 2011.	Form 10-Q	001-35061	10.6	November 10, 2011
10.31+	2011 Inducement Award Plan and related documents.	Form S-8	333-177306	99.1	October 13, 2011
10.32	Lease between Santur Corporation and 40915 Encyclopedia Circle, LLC, dated June 28, 2010.	Form 10-K	001-35061	10.35	March 30, 2012
10.33+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Timothy S. Jenks.	Form 10-Q	001-35061	10.1	May 10, 2012
10.34	Industrial Space Lease between Santur Corporation and The Kaye Building, LLC, dated March 7, 2001.	Form 10-K	001-35061	10.36	March 30, 2012
10.35+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Dr. Wupen Yuen.	Form 10-Q	001-35061	10.3	May 10, 2012
10.36+	Consulting Agreement by and between FLG Partners, LLC. And NeoPhotonics corporation, dated August 29, 2013.	Form 10-Q	001-35061	10.1	April 9, 2014
10.37	Share Purchase Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.	Form 8-K	001-35061	10.1	May 1, 2012
10.38	Rights Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.	Form 8-K	001-35061	10.2	May 1, 2012
10.39	Lock-Up, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.	Form 8-K	001-35061	10.3	May 1, 2012
10.40+	2013 Executive Officer Bonus Program.	Form 10-Q	001-35061	10.3	April 9, 2014
10.41+	Transition Agreement, dated August 29, 2013, by and between the Company and James D. Fay.	Form 10-Q	001-35061	10.2	April 9, 2014
10.42	Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and among NeoPhotonics Corporation, Comerica Bank, as agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	March 27, 2013
10.43*	Comprehensive Credit Extension Contract by and between China CITIC Bank Incorporated Company and NeoPhotonics (China) Co., Ltd. and NeoPhotonics Dongguan Co., Ltd. dated June 3, 2013.					X
10.44*	Maximum Amount Guarantee Contract by and between China CITIC Bank and NeoPhotonics (China) Co., Ltd. dated June 3, 2013.					X

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.45*	Supplementary Agreement by and between China CITIC Bank Co., Ltd and NeoPhotonics (China) Co., Ltd. and NeoPhotonics Dongguan Co., Ltd. dated June 3, 2013					X
21.1	List of subsidiaries of NeoPhotonics Corporation.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Translation to English of an original Chinese document.
+	Management compensatory plan or arrangement.