Form 10-Q
period 2014-03-31
NEOPHOTONICS CORP
filed 2014-06-24
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of June 16, 2014, there were 31,780,761 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(In thousands, except per share data)	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$53,056	$57,101
Short-term investments	8,285	17,916
Restricted cash	2,953	2,138
Accounts receivable, net of allowance for doubtful accounts	70,647	64,533
Inventories	67,949	64,908
Prepaid expenses and other current assets	12,503	9,977
Total current assets	215,393	216,573
Property, plant and equipment, net	66,115	68,851
Other intangible assets, net	13,972	15,005
Other long-term assets	1,820	1,798
Total assets	$297,300	$302,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,845	$48,569
Notes payable	11,210	9,738
Current portion of long-term debt	10,395	10,325
Accrued and other current liabilities	26,246	23,643
Total current liabilities	104,696	92,275
Long-term debt, net of current portion	19,145	24,150
Deferred income tax liabilities	1,205	1,004
Other noncurrent liabilities	7,444	7,987
Total liabilities	132,490	125,416
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0025 par value
At March 31, 2014 and December 31, 2013: 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value
At March 31, 2014: 100,000 shares authorized, 31,664 shares issued and outstanding;
At December 31, 2013: 100,000 shares authorized, 31,572 shares issued and outstanding	80	79
Additional paid-in capital	449,531	447,467
Accumulated other comprehensive income	10,209	11,687
Accumulated deficit	(295,010)	(282,422)
Total stockholders’ equity	164,810	176,811
Total liabilities and stockholders’ equity	$297,300	$302,227

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2014	2013
Revenue	$68,168	$56,063
Cost of goods sold	54,368	44,306
Gross profit	13,800	11,757
Operating expenses:
Research and development	12,056	9,707
Sales and marketing	3,411	3,586
General and administrative	8,987	5,059
Acquisition-related transaction costs	—	4,510
Amortization of purchased intangible assets	379	321
Restructuring charges	—	325
Total operating expenses	24,833	23,508
Loss from operations	(11,033)	(11,751)
Interest income	65	131
Interest expense	(251)	(163)
Other expense, net	(607)	(274)
Total interest and other expense, net	(793)	(306)
Loss before income taxes	(11,826)	(12,057)
Income tax expense	(762)	(183)
Net loss	$(12,588)	$(12,240)
Basic and diluted net loss per share	$(0.40)	$(0.40)
Weighted average shares used to compute basic and diluted net loss per share	31,610	30,574

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
(In thousands)	2014	2013
Net loss	$(12,588)	$(12,240)
Foreign currency translation adjustments, net of tax of zero	(1,599)	172
Defined benefit pension plans adjustment, net of tax of $73	118	-
Unrealized gain (loss) on investments, net of tax of zero	3	(19)
Comprehensive loss	$(14,066)	$(12,087)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash flows from operating activities
Net loss	$(12,588)	$(12,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,528	4,152
Stock-based compensation expense	1,901	1,202
Deferred taxes	76	—
Investment-related amortization and accrued interest	56	315
Loss on disposal of property and equipment	15	111
Adjustment to fair value of penalty payment derivative	186	—
Allowance for doubtful accounts	(84)	22
Write-down of inventories	567	30
Other, net	(333)	34
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,643)	7,155
Inventories	(4,413)	(4,682)
Prepaid expenses and other assets	(2,512)	(1,292)
Accounts payable	9,168	2,126
Accrued and other liabilities	1,719	4,228
Net cash provided by (used in) operating activities	(7,357)	1,161
Cash flows from investing activities
Purchase of property, plant and equipment	(2,070)	(5,134)
Purchase of marketable securities	(5,072)	(29,030)
Proceeds from sale of marketable securities	9,644	23,747
Proceeds from maturity of securities	5,007	20,900
Decrease (increase) in restricted cash	(879)	524
Acquisition, net of notes payable	—	(14,087)
Net cash provided by (used in) investing activities	6,630	(3,080)
Cash flows from financing activities
Proceeds from exercise of stock options	303	151
Tax withholding on restricted stock units	(80)	(72)
Proceeds from bank loans	—	26,443
Repayment of bank loans	(5,157)	(8,610)
Proceeds from issuance of notes payable	6,178	4,881
Repayment of notes payable	(4,448)	(6,482)
Net cash provided by (used in) financing activities	(3,204)	16,311
Effect of exchange rates on cash and cash equivalents	(114)	72
Net increase (decrease) in cash and cash equivalents	(4,045)	14,464
Cash and cash equivalents at the beginning of the period	57,101	36,940
Cash and cash equivalents at the end of the period	$53,056	$51,404
Supplemental disclosure of noncash investing and financing activities:
Issuance of notes to the seller of acquired business	$—	$11,130

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of presentation and significant accounting policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Significant estimates made by management include: the useful lives of property, plant and equipment and intangible assets as well as future cash flows to be generated by those assets; fair values of identifiable assets acquired and liabilities assumed in business combinations; allowances for doubtful accounts; valuation allowances for deferred tax assets; write off of excess and obsolete inventories and the valuations, warranty reserves and recognition of stock-based compensation, among others. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2014, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2013.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued

operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

Note 2. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Numerator:
Net loss	$(12,588)	$(12,240)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	31,610	30,574

Basic and diluted net loss per share	$(0.40)	$(0.40)

The Company has excluded the impact of outstanding employee stock options, restricted stock units, common stock warrants and shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share attributable to NeoPhotonics Corporation common stockholders, as their effect would have been antidilutive.  The shares potentially issuable for each of these outstanding awards at March 31, 2014 and 2013 were as follows (in thousands):

	March 31,
	2014	2013
Employee stock options	3,952	2,759
Restricted stock units	1,134	849
Employee stock purchase plan	469	484
Common stock warrants	4	4
	5,559	4,096

Note 3. Cash equivalents and investments

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents and investments in marketable securities designated as available-for-sale (in thousands):

	As of March 31, 2014				As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$16	$—	$—	$16	$11	$—	$—	$11
Time deposits	—	—	—	—	6,540	—	—	6,540
Short-term investments
Money market funds	—	—	—	—	4,577	—	—	4,577
Corporate bonds	4,571	—	—	4,571	6,708	3	(5)	6,706
Foreign bonds and notes	2,008	6	—	2,014	4,827	5	—	4,832
Variable rate demand notes	1,700	—	—	1,700	1,801	—	—	1,801
Total short-term investments	8,279	6	—	8,285	17,913	8	(5)	17,916
Total investments	$8,295	$6	$—	$8,301	$24,464	$8	$(5)	$24,467

As of March 31, 2014 and December 31, 2013, maturities of marketable securities were as follows (in thousands):

	March 31, 2014	December 31, 2013
Less than 1 year	$4,587	$20,658
Due in 1 to 2 years	2,014	2,008
Due in 2 to 5 years	—	—
Due after 5 years	1,700	1,801
Total	$8,301	$24,467

The Company may sell its investments in the future to fund future operating needs. As a result, the Company recorded all its marketable securities in short-term investment as of March 31, 2014 and December 31, 2013, regardless of the contractual maturity date of the securities.

Realized gains and losses on the sale of marketable securities during the three months ended March 31, 2014 and 2013 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three months ended March 31, 2014 or 2013. As of March 31, 2014, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 4. Fair value disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2014				As of December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and short-term investments
Money market funds	$16	$—	$—	$16	$4,588	$—	$—	$4,588
Time deposits	—	—	—	—	—	6,540	—	6,540
Corporate bonds	—	4,571	—	4,571	—	6,706	—	6,706
U.S. federal agencies	—	—	—	—	—	—	—	—
Foreign bonds and notes	—	2,014	—	2,014	—	4,832	—	4,832
Variable rate demand notes	—	1,700	—	1,700	—	1,801	—	1,801
	$16	$8,285	$—	$8,301	$4,588	$19,879	$—	$24,467
Mutual funds held in Rabbi Trust	$484	$—	$—	$484	$442	$—	$—	$442

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees.  The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC

Plan.  A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at March 31, 2014. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets at March 31, 2014 and December 31, 2013.

The following table presents the Company's liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2014				As of December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent consideration (Note 10)	$—	$—	$1,985	$1,985	$—	$—	$1,985	$1,985
Penalty payment derivative (Note 10)	$—	$—	$425	$425	$—	$—	$239	$239

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2014 or December 31, 2013.

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

The fair value of the Company’s variable rate bank borrowings and acquisition-related debt was not materially different than its carrying value at March 31, 2014 and December 31, 2013 as the interest rates approximated rates currently available to the Company.

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

Total consideration for NeoPhotonics Semiconductor was $24.3 million, including cash of $14.1 million paid upon closing and notes payable of $11.1 million (see Note 8), partially offset by a net receivable from Lapis of $1.0 million that was received subsequent to March 31, 2013. The cash paid includes $2.0 million that was withheld and placed into escrow to cover certain indemnity obligations.

In connection with the acquisition, the Company incurred approximately $4.5 million in acquisition-related transaction costs during the three months ended March 31, 2013 related to investment banking, legal, accounting and other professional services and transfer taxes related to real property acquired. The acquisition costs were expensed as incurred and were included in operating expenses in the Company’s condensed consolidated statement of operations.

NeoPhotonics Semiconductor’s results of operations between the closing date of March 29, 2013 and the Company’s quarter end date of March 31, 2013 were immaterial.

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

Total purchase consideration:
Cash paid	$14,087
Net receivable from LAPIS	(959)
Notes payable	11,130
$24,258
Liabilities assumed:
Pension and retirement obligations	$6,471
Other compensation-related liabilities	1,083
Other current liabilities	1,265
$8,819
Fair value of assets acquired:
Inventory	$13,309
Other current assets	35
Land, property, plant and equipment	14,433
Intangible assets acquired:
Developed technology	2,120
Customer relationships	3,180
$33,077

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation and NeoPhotonics Semiconductor for the three months ended March 31, 2013 as though the companies had been combined as of the beginning of the period presented. The pro forma financial information includes elimination of $4.5 million of transaction costs and $1.9 million of revenue and $1.8 million of costs related to sales from NeoPhotonics Semiconductor to the Company.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

Three Months Ended March 31, 2013
Revenue	$68,754
Net loss	$(5,277)
Basic and diluted net loss per share	$(0.17)

Note 6. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Accounts receivable	$64,586	$57,010
Trade notes receivable	6,480	8,054
Allowance for doubtful accounts	(419)	(531)
	$70,647	$64,533

Inventories

Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$27,876	$26,379
Work in process	22,844	14,341
Finished goods (1)	17,229	24,188
	$67,949	$64,908

(1)Finished goods inventory at customer vendor managed inventory locations was $4.9 million and $5.4 million as of March 31, 2014 and December 31, 2013, respectively.

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	March 31, 2014			December 31, 2013
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$34,250	$(26,337)	$7,913	$34,524	$(25,931)	$8,593
Customer relationships	14,920	(9,967)	4,953	15,004	(9,732)	5,272
Leasehold interest	1,373	(267)	1,106	1,406	(266)	1,140
Noncompete agreements	950	(950)	—	950	(950)	—
	$51,493	$(37,521)	$13,972	$51,884	$(36,879)	$15,005

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold, and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of goods sold	$714	$428
Operating expenses	379	321
Total	$1,093	$749

The estimated future amortization expense of purchased intangible assets as of March 31, 2014, is as follows (in thousands):

2014 (remaining 9 months)	$3,275
2015	4,426
2016	3,682
2017	807
2018	591
Thereafter	1,191
$13,972

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Employee-related accrued expenses	$14,449	$12,297
Other accrued expenses	11,372	11,346
Penalty payment derivative	425	—
	$26,246	$23,643

Warranty Accrual

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$1,737	$1,072
Warranty accruals	289	26
Settlements and adjustments	(357)	86
Ending balance	$1,669	$1,184

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Pension and other employee-related	$6,098	$6,206
Penalty payment derivative	—	239
Other	1,346	1,542
	$7,444	$7,987

Note 7. Restructuring

The following table summarizes activity associated with restructuring obligations during the three months ended March 31, 2014 (in thousands):

	Facilities	Contract Termination	Total
Restructuring obligations, December 31, 2013	$211	$66	$277
Restructuring costs incurred	—	—	—
Cash payments	(27)	(66)	(93)
Non-cash settlements and other	—	—	—
Restructuring obligations, March 31, 2014	$184	$—	$184

Note 8. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s notes payable and long-term debt (in thousands, except percentages):

	March 31, 2014		December 31, 2013
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate
Notes payable	$11,210		$9,738	—
Long-term debt:
Acquisition-related	$6,790	1.50%	$9,975	1.50%
Bank borrowings	22,750	3.15%	24,500	2.92%
	29,540		34,475
Less: current portion of long-term debt	(10,395)		(10,325)
Total long-term debt, net of current portion	$19,145		$24,150

Notes payable

The Company regularly issues notes payable to its suppliers in China in exchange for accounts payable. These notes are supported by noninterest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. These balances are classified as restricted cash on the Company’s consolidated balance sheets. As of March 31, 2014 and December 31, 2013, restricted cash totaled $3.0 million and $2.1 million, respectively. In May 2014, one of the Company’s subsidiaries in China issued a 90-day bank acceptance draft of $8.0 million to another of the Company’s subsidiaries that required a compensating balance of $2.4 million.  This bank acceptance draft can be sold for cash at a discount prior to its expiration.

At March 31, 2014, the Company’s subsidiaries in China had two short-term line of credit facilities with banking institutions, both of which subsequently expired. In June 2014, one of the credit facilities was renewed.  Under the renewed agreement, which expires in June 2015, the Company’s subsidiaries in China have a short-term line of credit of RMB 160.0 million ($25.7 million) of which the full amount can be used for bank acceptance drafts (with a 25% compensating balance requirement) and up to RMB 120.0 million ($19.3 million) can be used for short-term loans, which will bear interest at varying rates depending upon the term.  The second credit facility is in the process of being renewed.

Acquisition-related

In connection with the acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company was obligated to pay 1,050 million Japanese Yen in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by NeoPhotonics Semiconductor, of which 700 million Japanese Yen ($6.8 million) was outstanding at March 31, 2014. The obligation bears interest at 1.5% per year, payable annually, and is secured by the acquired real estate property.

Bank borrowings

The Company has a credit agreement with Comerica Bank as lead bank in the U.S., which has been amended several times. The components of the available credit facilities are as follows:

—

A revolving credit facility under which there was nothing outstanding at March 31, 2014 or December 31, 2013 and $20.0 million was available for borrowing at March 31, 2014, subject to covenant requirements. Amounts borrowed are due on or before March 2016 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of March 31, 2014 the rate on the LIBOR option was 2.90%.

—

A term loan facility of $28.0 million, under which $22.8 million and $24.5 million was outstanding at March 31, 2014 and December 31, 2013, respectively. Interest is payable quarterly in arrears and the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan bear interest at an interest rate option of a base rate as defined in the agreement plus 2.0% or LIBOR plus 3.0%. As of March 31, 2014 the rate on the LIBOR option was 3.15%.

The Company’s credit agreement requires the maintenance of specified financial covenants, including a debt to EBITDA ratio and liquidity ratios.  The agreement also restricts the Company’s ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of its U.S. assets, other than intellectual property assets. The Company was not in compliance with the debt to EBITDA covenant at March 31, 2014, which noncompliance was effectively waived in the amendment described below.

On May 19, 2014, the Company executed an amendment to the credit agreement that waived the testing of certain covenants for compliance, including the March 31, 2014 debt to EBITDA covenant, provided that the Company maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access.  The Company intends to work with the bank in the coming months to restructure the credit agreement, including the covenant requirements.  In the absence of a restructured agreement, the Company believes it will need to continue to maintain the compensating balances at least through the end of 2014. As of May 19, 2014, the amount of the Company’s cash and short-term investments in these compensating balance accounts was $21.1 million, which will be classified as restricted cash on the Company’s June 30, 2014 condensed consolidated balance sheet.

At March 31, 2014, maturities of long-term debt were as follows (in thousands):

2014 (remaining nine months)	$5,250
2015	10,395
2016	10,395
2017	3,500
$29,540

On May 23, 2014, one of the Company’s subsidiaries in China borrowed CNY 50 million ($8.0 million) under a working capital loan agreement with a bank.  The loan bears interest at 7% per annum.  Interest is payable monthly and the principal is due on November 23, 2014.

Note 9. Japan pension plans

In connection with its acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company assumed responsibility for two defined benefit plans that provide retirement benefits to its NeoPhotonics Semiconductor employees in Japan: the Retirement Allowance Plan (“RAP”) and the Defined Benefit Corporate Pension Plan (“DBCPP”). The RAP is an unfunded plan administered by the Company.  Effective February 28, 2014, the DBCPP was converted to a defined contribution plan (“DCP”). In May 2014, LAPIS transferred approximately $2.0 million into the newly formed DCP which is the allowable amount that can be transferred according to the Japanese regulations.   LAPIS also will pay the Company approximately $0.3 million in connection with the conversion of the plan, which the Company has included in prepaid expenses and other current assets at March 31, 2014. Additionally, the Company transferred the net unfunded projected benefit obligation amount from the DBCPP to the RAP and froze the RAP benefit at the February 28, 2014 amount.

As a result of these changes to the DBCPP and the RAP, the Company recorded a curtailment gain of $0.1 million in the quarter ended March 31, 2014. The pension liability at March 31, 2014 was $5.7 million.

The Company contributed $15,000 to the DBCPP from January 1, 2014 to February 28, 2014.  Because the DBCPP transitioned to the DCP on that date, no further contributions to the DBCPP are required.

Net periodic pension cost associated with these plans for the period from December 31, 2013 to February 28, 2014 included the following components (in thousands):

Service cost	$53
Interest cost	13
Amortization	1
Net periodic pension costs	$67

Note 10. Commitments and contingencies

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

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of March 31, 2014, the Company does not have any material indemnification claims that were probable or reasonably possible.

Leases

The Company leases various facilities under non-cancelable operating leases expiring through 2023.  Future minimum payments under these operating leases totaled $6.3 million as of March 31, 2014. Rent expense was $0.5 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

Settlement with Santur

In May 2014, the Company entered into a settlement agreement covering the outstanding claims in connection with its 2011 acquisition of Santur Corporation (“Santur”). Under the terms of the settlement agreement, a net amount of $1.9 million was paid to the Company from the escrow account that was set up under the original merger agreement. This amount comprises $3.9 million related to certain indemnification claims by the Company (“Indemnification Amount”) which were partially offset by $2.0 million related to additional consideration for the business acquisition that was contingent upon Santur’s gross profit performance during 2012 (“Contingent Consideration Amount”).   The Company had recorded the entire $2.0 million as its estimated fair value of the Contingent Consideration Amount as of December 31, 2013. Because it is considered to be a contingent gain, the $3.9 million Indemnification Amount will not be recognized until the quarter ended June 30, 2014 (the quarter in which it was received).

Penalty Payment Derivative

In connection with a private placement transaction in 2012, the Company agreed to certain performance obligations including establishing a wholly-owned subsidiary in the Russian Federation and making a $30.0 million investment commitment (the ‘Investment Obligation’) towards the Company’s Russian operations. The Investment Obligation can be partially satisfied by investment outside of the Russian Federation and/or by way of non-cash asset transfers, including but not limited to capital equipment, small tools, intellectual property, and other intangibles.  A minimum of $15.0 million of the Investment Obligation is required to be satisfied by making capital expenditures and the remaining $15.0 million can be satisfied through general working capital and research and development expenditures.  All of the amount for general working capital can be spent either inside or outside of Russia.  However, at least 80% of the amount expended for research and development expenditure must be spent inside Russia.  General working capital can include acquisition of other businesses or portions thereof to be owned by the Russian subsidiary.

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

The Company has accounted for the $5.0 million Penalty Payment as an embedded derivative instrument, with the underlying being the performance or nonperformance of meeting the Investment Obligation by the extended deadline of March 31, 2015. The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Obligation and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other income (expense). The estimated fair value of this derivative was $0.4 million and $0.2 million at March 31, 2014 and December 31, 2013, respectively.

Note 11. Stockholders’ equity

Common Stock

As of March 31, 2014, the Company had reserved 7,076,987common stock shares for issuance under its stock option plans, 969,878 common stock shares for issuance under its stock purchase plan and 4,482 common stock shares to be issued upon exercise of the outstanding warrants.

Accumulated Deficit

Approximately $6.5 million of the Company’s accumulated deficit at December 31, 2013 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

Note 12. Stock-based compensation

The following table summarizes the stock-based compensation expense recognized for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of goods sold	$330	$243
Research and development	707	418
Sales and marketing	373	238
General and administrative	491	303
	$1,901	$1,202

Determining Fair Value

The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Three Months Ended March 31,
Stock options	2014	2013
Weighted-average expected term (years)	5.12	6.55
Weighted-average volatility	72%	76%
Risk-free interest rate	1.75%	1.08%
Expected dividends	— %	— %
Stock appreciation units
Weighted-average expected term (years)	2.15	2.61
Weighted-average volatility	59%	63%
Risk-free interest rate	0.13% – 0.78%	0.20% – 0.46%
Expected dividends	— %	— %
ESPP
Weighted-average expected term (years)	0.76	0.74
Weighted-average volatility	54%	48%
Risk-free interest rate	0.10 – 0.13%	0.13 – 0.16%
Expected dividends	— %	— %

Stock Options

The Company granted 20,600 and 17,800 stock options during the three months ended March 31, 2014 and 2013, with weighted-average grant-date fair values per share of $4.68 and $3.80, respectively. Options for 113,184 and 14,472 shares were forfeited during the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, there were 3,952,356 unexercised stock options outstanding.

Restricted Stock Units (“RSUs”)

The Company granted 22,500 and 12,200 RSUs during the three months ended March 31, 2014 and 2013, with weighted-average grant-date fair values per share of $7.98 and $5.74, respectively. As of March 31, 2014, there were 1,134,317 RSUs outstanding.

Stock appreciation units (“SAUs”)

The Company did not grant any SAUs during the three months ended March 31, 2014 or 2013. As of March 31, 2014, there were 414,655 SAUs outstanding. SAUs are liability classified share-based awards which are re-measured each reporting period at fair value.

Employee Stock Purchase Plan (“ESPP”)

At March 31, 2014 there was $0.4 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2014. Due to the delay in filing its Annual Report on Form 10-K, in May 2014 the Compensation Committee of the Company’s Board of Directors (the Committee) rescheduled the May 15 purchase date under the current offering period to the date that is three business days after the later of (i) the filing of its Annual Report on Form 10-K and (ii) the Company’s general public release of its revenues for the first quarter of 2014, which occurred on June 17, 2014. Additionally, the Committee waived the existing purchase limits for the upcoming purchase date only, creating a modification of the purchase price formula for the current offering period.

Note 13. Income taxes

The Company’s income tax expense for the three months ended March 31, 2014 and 2013 was primarily related to income taxes of the Company’s non-U.S. operations.

The Company conducts its business globally and its operating income is subject to varying rates of tax in the United States, China and Japan. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Historically, the Company has experienced net losses in the United States and in the short term, expects this trend to continue. One of the Company’s subsidiaries in China has historically qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. The Company intends to reapply for the preferential rate for 2014 to 2016.

Due to historic losses in the US, the Company has a full valuation allowance on its US federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

As of March 31, 2014, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2014 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended March 31, 2014 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2014 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on June 4, 2014.  Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We have research and development and wafer fabrication facilities in San Jose and Fremont, California and in Tokyo, Japan which coordinate with our research and development and manufacturing facilities in Shenzhen and Wuhan, China and Ottawa, Canada. We utilize proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing capabilities. We sell our products to the leading network equipment vendors globally, including ADVA AG Optical Networking Ltd., Alcatel-Lucent SA, Ciena Corporation, Cisco Systems, Inc., Coriant Gmbh & Co. KG (formerly Nokia Siemens Networks B.V.), ECI Telecom, Ltd., FiberHome Technologies Group, Fujitsu Limited, Huawei Technologies Co., Ltd, Juniper Networks, Inc., Mitsubishi Electric Corporation, NEC Corporation, Telefonaktiebolaget LM Ericsson and ZTE Corporation. We refer to these companies as our Tier 1 customers.

On March 29, 2013, we acquired the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd., now known as NeoPhotonics Semiconductor Godo Keisha (“NeoPhotonics Semiconductor”). NeoPhotonics Semiconductor is a leading provider of lasers, drivers, and detectors for high speed 100Gbps applications and is located in Japan. We believe the acquisition of NeoPhotonics Semiconductor enhances our competitive position in 100Gbps products.

In the three months ended March 31, 2014, our revenue growth of 22% over the three months ended March 31, 2013 was driven primarily by demand for our 100Gbps speed products, as carriers continued to accelerate deployment of high capacity optical transport networks and by our acquisition of NeoPhotonics Semiconductor, many of whose products are 100Gbps.

We expect continued volume growth for our 100Gbps products, although quarter-to-quarter results may show considerable variability as is usual in a rapid initial ramp-up for a new technology.  Similar to revenue, our gross margins can fluctuate materially depending on a variety of factors including average selling price changes, product mix, volume, manufacturing utilization and ongoing manufacturing process improvements.

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2014 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K.

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. Revenue is recognized when title of our products passes to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in Chinese Renminbi (“RMB”), Japanese Yen (“JPY”) or U.S. dollars. We have generated most of our revenue from a limited number of customers. Our top ten customers represented 88% and 91% of our revenue in the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014, Huawei Technologies Co., Ltd. (35%), Ciena Corporation (14%) and Alcatel-Lucent SA (13%) each accounted for 10% or more of our total revenue. For the three months ended March 31, 2013, Huawei Technologies Co., Ltd. (27%), Ciena Corporation (22%), Alcatel-Lucent SA (13%) and Cisco Systems, Inc. (11%) each accounted for 10% or more of our total revenue. No other customers accounted for 10% or more of total revenue. We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our other key customers would materially affect our revenue and results of operations.

	Three Months Ended March 31,
(in thousands)	2014	2013	$ Change	% Change
Total revenue	$68,168	$56,063	$12,105	22%

Our first quarter revenue is typically seasonally the lowest revenue quarter of the year. The revenue increase in the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to $13.7 million in higher revenue from our Speed and Agility products, including strong growth in 40Gps/100Gps products.  The increase in revenue from our Speed and Agility products includes $11.2 million from Neophotonics Semiconductor, which was acquired on March 29, 2013.   The increase from Speed and Agility product revenue was partially offset by a $1.4 million decrease in revenue from our Access products.

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

	Three Months Ended March 31,
	2014		2013
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
Cost of goods sold	$54,368	80%	$44,306	79%	$10,062	23%

	Three Months Ended March 31,
	2014	2013
Gross margin	20%	21%

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors including the introduction of new products, production volume, production volume compared to sales over time, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, revaluation of stock appreciation unit awards that are impacted by our stock price, write-downs of excess and obsolete inventories and warranty costs. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate, particularly in the quarters in which the negotiations occurred. Our first quarter gross margins are typically seasonally lower than the rest of the year due to lower capacity utilization and the impact on average selling prices from annual price negotiations.

Operating expenses

Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. Our operating expenses are denominated primarily in RMB, JPY and U.S. dollars.

	Three Months Ended March 31,
	2014		2013
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
Research and development	$12,056	18%	$9,707	17%	$2,349	24%
Sales and marketing	3,411	5%	3,586	6%	(175)	(5)%
General and administrative	8,987	13%	5,059	9%	3,928	78%
Amortization of purchased intangible assets	379	—%	321	1%	58	18%
Restructuring charges	—	—%	325	1%	(325)	(100)%
Acquisition-related transaction costs	—	—%	4,510	8%	(4,510)	(100)%
Total operating expenses	$24,833	36%	$23,508	42%	$1,325	6%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased by $2.3 million in the three months ended March 31, 2014 compared to the same period in 2013, representing a 24% increase.  The acquisition of NeoPhotonics Semiconductor increased our research and development expense by $1.3 million. Other increases in 2014 included $0.9 million for new and ongoing research and development projects and $0.4 million in higher stock-based compensation, travel expense and supplies purchases, partially offset by $0.3 million in lower personnel-related costs in China.

We intend to continue to invest in research and development and expect this expense to increase as we grow our business over time. As a percentage of total revenue, our research and development expense may vary with changes in our revenue.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs and services and facility costs.

Sales and marketing expense decreased by $0.2 million in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to lower commission expense in the 2014 period.

We expect our sales and marketing expense to increase as we grow our business, expand our marketing activities, increase the number of sales and marketing professionals and incur employee-related costs accordingly. As a percentage of total revenue, our sales and marketing expense may vary as our revenue changes over time.

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

General and administrative expense increased by $3.9 million in the three months ended March 31, 2014 compared to the same period in 2013, representing a 78% increase.  Audit and consulting fees represented $2.7 million of the increase, with the remainder related primarily to costs from NeoPhotonics Semiconductor which was acquired at the end of the 2013 quarter.  The higher audit and consulting fees related to the restatement of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2013 and resources to provide technical accounting support and to assist us in the process of strengthening our internal controls.

We anticipate continuing to incur higher general and administrative expenses, in-line with the March 2014 quarter, through the second quarter of 2014 as we complete our audit work and continue to enhance our internal controls, after which we anticipate quarterly general and administrative costs to be approximately $1.0 million lower.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives.  Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, and expense from amortization of customer relationships is recorded within operating expenses.  Amortization of purchased intangibles included in operating expenses increased by $0.1 million in the three months ended March 31, 2014 due to intangible assets from our acquisition of NeoPhotonics Semiconductor in 2013.

Restructuring charges

In the first quarter of 2013, we exited and closed one facility at our headquarters location to align our facilities usage with our current size.  As a result, we recorded a restructuring charge of $0.3 million.

Acquisition-related transaction costs

In connection with our acquisition of NeoPhotonics Semiconductor in 2013, we incurred $4.5 million in acquisition-related transaction costs during the three months ended March 31, 2013 related to investment banking, legal, accounting and other professional services as well as transfer and acquisition taxes related to real property acquired.

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

	Three Months Ended March 31,
(in thousands)	2014	2013	$ Change	% Change
Interest income	$65	$131	$(66)	(50)%
Interest expense	(251)	(163)	(88)	54%
Other income (expense), net	(607)	(274)	(333)	122%
Total	$(793)	$(306)	$(487)	159%

Total interest and other expense, net, increased by $0.5 million in the three months ended March 31, 2014 compared to the same period in 2013, largely due to a $0.2 million adjustment to the fair value of a penalty payment derivative (see Note 10), a $0.1 million increase in interest expense resulting from higher interest rates in the 2014 period and a $0.1 million decrease in interest income on lower invested balances.

Income taxes

We conduct our business globally. Therefore, our operating income is subject to varying rates of tax in the United States, China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. We expect that our income taxes will vary in relation to our profitability and the geographic distribution of our profits. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries has historically qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. We are in the process of reapplying for the preferential rate for 2014-2016.

	Three Months Ended March 31,
(in thousands)	2014	2013
Provision for income taxes	$762	$183

Our income tax expense for the three months ended March 31, 2014 was primarily related to income taxes of our non-U.S. operations.

Liquidity and capital resources

At March 31, 2014, we had working capital of $110.7 million and total cash, cash equivalents and short-term investments of $61.3 million, of which 23% was held in accounts by our subsidiaries in China and 31% was held in accounts by our subsidiaries in Japan.  As of May 19, 2014, $21.1 million of our cash and short-term investments was moved to compensating balance accounts in accordance with an amendment to our credit agreement (see below).

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

We have a bank credit agreement with Comerica Bank as the lead bank.  As of March 31, 2014 this credit agreement included the following:

—

A revolving credit facility under which there was no amount outstanding at March 31, 2014 or December 31, 2013 and $20.0 million was available for borrowing at March 31, 2014, subject to covenant requirements. Amounts borrowed are due on or before March 2016 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of March 31, 2014 the rate on the LIBOR option was 2.90%.

—

A term loan facility under which $22.8 million was outstanding at March 31, 2014. Interest is payable quarterly in arrears and the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan bear interest at an interest rate option of a base rate as defined in the agreement plus 2.0% or LIBOR plus 3.0%. As of March 31, 2013 the rate on the LIBOR option was 3.15%.

Our credit agreement requires the maintenance of specified financial covenants, including a debt to EBITDA ratio and liquidity ratios.  The agreement also restricts our ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of our U.S. assets, other than intellectual property assets. We were not in compliance with the debt to EBITDA covenant at March 31, 2014, which noncompliance was effectively waived in the amendment described below.

On May 19, 2014 we executed an amendment to the credit agreement that waived the testing of certain covenants for compliance,  including the March 31, 2014 debt to EBITDA covenant, provided that we maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access.  We intend to work with the bank to restructure the credit agreement, including the covenant requirements.  In the absence of a restructured agreement, we believe we may need to continue to maintain the compensating balances at least through the end of 2014.  As of May 19, 2014, the amount of our cash and short-term investments in these compensating balance accounts was $21.1 million, which will be classified as restricted cash on our June 30, 2014 condensed consolidated balance sheet.

At March 31, 2014 our subsidiaries in China had two short-term line of credit facilities with banking institutions, which have subsequently expired. In June 2014, one of the credit facilities was renewed.  Under the renewed agreement, which expires in June 2015, the Company’s subsidiaries in China have a short-term line of credit of RMB 160.0 million ($25.7 million), of which the full amount can be used for bank acceptance drafts (with a 25% compensating balance requirement) and up to RMB 120.0 million ($19.3 million) can be used for short-term loans, which will bear interest at varying rates depending upon the term.  The second credit facility is in the process of being renewed.

We also issue notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. These balances are classified as restricted cash on our consolidated balance sheets. As of March 31, 2014, our restricted cash totaled $3.0 million.  In May 2014, one of our subsidiaries in China issued a 90-day bank acceptance draft of $8.0 million to another of our subsidiaries that required a compensating balance of $2.4 million.  This bank acceptance draft can be sold for cash at a discount prior to its expiration.

On May 23, 2014, one of our subsidiaries in China borrowed CNY 50 million ($8.0 million) under a working capital loan agreement with a bank.  The loan bears interest at 7% per annum.  Interest is payable monthly and the principal is due on November 23, 2014.

In connection with the acquisition of NeoPhotonics Semiconductor on March 29, 2013, we were obligated to pay 1,050 million Japanese Yen in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by NeoPhotonics Semiconductor, of which 700 million Japanese Yen ($6.8 million) was outstanding at March 31, 2014.  The obligation bears interest at 1.5% per year, payable annually, and is secured by the acquired real estate property.

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

Private placement transaction

In connection with the 2012 private placement transaction, we agreed to certain performance obligations including establishing a wholly-owned subsidiary in Russia and making a $30.0 million investment commitment (the ‘Investment Obligation’) towards our Russian operations. The Investment Obligation can be partially satisfied by cash and/or stock investment inside or outside of Russia and/or by way of non-cash asset transfers, including but not limited to capital equipment, small tools, intellectual property, and other intangibles. A minimum of $15.0 million of the Investment Obligation is required to be satisfied by making capital expenditure investments and we expect that the remaining $15.0 million will be satisfied through cash and non-cash general working capital and research and development expenditures and commitments. All of the amount for general working capital can be spent either inside or outside of Russia. However, at least 80% of the amount expended for research and development must be spent inside Russia. General working capital can include cash or stock acquisition of technology and other businesses or portions thereof to be owned by the Russian subsidiary. Our current plan is to substantially meet the $15.0 million capital expenditure portion of the Investment Obligation by transferring non-cash assets from other entities within the consolidated Company to the Russian subsidiary, subject to the purchaser’s approval as required in the rights agreement. We expect that the remaining $15.0 million will be satisfied through some combination of working capital and research and development spending, which may include technology or other acquisitions acquired by cash or stock through March 2015. The exact timing and composition of those expenditures has not yet been determined.

The purchaser of the common stock in the private placement transaction has nontransferable veto rights over our Russian subsidiary’s annual budget during the investment period, and non-cash asset transfers to be made in satisfaction of the Investment Obligation requires approval by the purchaser. Spending and/or commitments to spend for general working capital and research and development do not require approval by the purchaser. There are no legal restrictions on the specific usage of amounts received in the private placement transaction or on withdrawal from our bank accounts for use in general corporate purposes.

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

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net cash provided by (used in) operating activities	$(7,357)	$1,161
Net cash provided by (used in) investing activities	6,630	(3,080)
Net cash provided by (used in) financing activities	(3,204)	16,311
Effect of exchange rates on cash and cash equivalents	(114)	72
Net increase (decrease) in cash and cash equivalents	$(4,045)	$14,464

Operating activities

Net cash used in operating activities was $7.4 million in the three months ended March 31, 2014, which was an $8.5 million change from $1.2 million provided by operating activities in the 2013 quarter.  Contributing to the change was an increase in accounts receivable primarily from collection timing differences and an increase in prepaid expenses and other assets related to timing of value-added tax payments, partially offset by an increase in accounts payable related to inventory purchases during the 2014 quarter.

Investing activities

Net cash provided by investing activities was $6.6 million in the three months ended March 31, 2014, which was a $9.7 million change from $3.1 million used in investing activities in the 2013 quarter.  The change was driven by $14.1 million used in the 2013 quarter for the purchase of NeoPhotonics Semiconductor, partially offset by lower net proceeds from the sale and maturity of marketable securities.

Financing activities

Net cash used in financing activities was $3.2 million in the three months ended March 31, 2014, which was a $19.5 million change from $16.3 million provided by financing activities in the 2013 quarter.  The change was largely due to lower net borrowings in the 2014 quarter.

Contractual obligations and commitments

As of March 31, 2014, our principle commitments consist of obligations under operating leases, purchase commitments, debt, Santur contingent consideration related to our Santur acquisition and other contractual obligations. There have been no significant changes to these obligations during the three months ended March 31, 2014 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Off-balance sheet arrangements

During the three months ended March 31, 2014, we did not have any significant off-balance sheet arrangements.

Recent accounting pronouncements

See Note 1 “Basis of presentation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements on this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposures to market risk have not changed materially since December 31, 2013. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in

Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses in our internal control over financial reporting were identified during 2013 and had not been remediated at March 31, 2014:

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

Remedial Measures

Our management continued significant efforts during 2013 and the first quarter of 2014 to establish a framework to improve internal controls over financial reporting. We committed considerable resources to the design, implementation, documentation, and testing of our internal controls. Additional efforts were required to remediate and re-test certain internal control deficiencies. Our management believes that these efforts have improved our internal control over financial reporting. With the oversight of senior management and our audit committee, we have taken steps and plan to take additional measures to remediate the underlying causes of the material weaknesses described above. Our management, audit committee and board of directors have taken the following steps as part of our ongoing remediation efforts to address these material weaknesses:

—	Hired a new Chief Financial Officer;
—	Hired a new World-Wide Corporate Controller;
—	Hired a World-Wide Operations Controller;
—	Implemented enhanced communication and monitoring processes and the appropriate documentation of such to ensure the audit committee’s effectiveness in executing its oversight responsibilities; and
—	Engaged an external team of experienced senior finance and accounting consultants to review and analyze our consolidated financial statement close and reporting processes.

While these steps have helped address some of the root causes of the material weaknesses noted above, they have not been sufficient to fully remediate the material weaknesses that existed as of March 31, 2014. We intend to take the following additional steps to remediate these material weaknesses:

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on June 4, 2014.

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

NeoPhotonics Corporation
Date:	June 24, 2014	By:	/S/ CLYDE RAYMOND WALLIN
Clyde Raymond Wallin
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	April 15, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010
4.3	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.	Form S-1	333-166096	4.3	April 15, 2010
10.1	First Amendment to Credit Agreement, dated January 16, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	January 17, 2014
10.2	Second Amendment to Credit Agreement, dated February 14, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	February 18, 2014
10.3	Third Amendment to Credit Agreement, dated March 6, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	March 10, 2014
10.4+	Severance Rights Agreement, dated January 6, 2014, by and between NeoPhotonics Corporation and Clyde R. Wallin.					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Management compensatory plan or arrangement.