Form 10-Q
period 2014-06-30
NEOPHOTONICS CORP
filed 2014-08-08
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were approximately 32,551,000 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(In thousands, except per share data)	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$28,043	$57,101
Short-term investments	—	17,916
Restricted cash and investments	12,386	2,138
Accounts receivable, net of allowance for doubtful accounts	79,248	64,533
Inventories	63,992	64,908
Prepaid expenses and other current assets	13,815	9,977
Total current assets	197,484	216,573
Property, plant and equipment, net	66,038	68,851
Restricted cash and investments, non-current	14,000	—
Purchased intangible assets, net	12,956	15,005
Other long-term assets	1,913	1,798
Total assets	$292,391	$302,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,347	$48,569
Notes payable and short-term borrowing	20,086	9,738
Current portion of long-term debt	10,465	10,325
Accrued and other current liabilities	18,336	23,643
Total current liabilities	103,234	92,275
Long-term debt, net of current portion	17,465	24,150
Deferred income tax liabilities	1,221	1,004
Other noncurrent liabilities	8,121	7,987
Total liabilities	130,041	125,416
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0025 par value
At June 30, 2014 and December 31, 2013: 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value
At June 30, 2014: 100,000 shares authorized, 32,151 shares issued and outstanding;
At December 31, 2013: 100,000 shares authorized, 31,572 shares issued and outstanding	81	79
Additional paid-in capital	453,087	447,467
Accumulated other comprehensive income	10,971	11,687
Accumulated deficit	(301,789)	(282,422)
Total stockholders’ equity	162,350	176,811
Total liabilities and stockholders’ equity	$292,391	$302,227

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Revenue	$77,451	$74,990	$145,619	$131,053
Cost of goods sold	62,883	59,389	117,251	103,695
Gross profit	14,568	15,601	28,368	27,358
Operating expenses:
Research and development	12,085	11,087	24,141	20,794
Sales and marketing	3,571	3,349	6,982	6,935
General and administrative	8,193	7,889	17,180	13,273
Amortization of purchased intangible assets	379	426	758	747
Escrow settlement gain	(3,886)	—	(3,886)	—
Acquisition-related transaction costs	—	681	—	5,191
Total operating expenses	20,342	23,432	45,175	46,940
Loss from operations	(5,774)	(7,831)	(16,807)	(19,582)
Interest income	38	72	103	203
Interest expense	(311)	(342)	(562)	(505)
Other expense, net	(635)	(273)	(1,242)	(547)
Total interest and other expense, net	(908)	(543)	(1,701)	(849)
Loss before income taxes	(6,682)	(8,374)	(18,508)	(20,431)
(Provision for) benefit from income taxes	(97)	90	(859)	(93)
Net loss	$(6,779)	$(8,284)	$(19,367)	$(20,524)

Basic and diluted net loss per share	$(0.21)	$(0.27)	$(0.61)	$(0.67)

Basic and diluted weighted average shares used to compute net loss per share	31,790	30,780	31,701	30,677

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net loss	$(6,779)	$(8,284)	$(19,367)	$(20,524)
Foreign currency translation adjustments, net of tax of zero	762	689	(837)	861
Defined benefit pension plans adjustment, net of tax of $73	—	—	118	—
Unrealized (losses) gains on investments, net of tax of zero	—	(35)	3	(54)
Comprehensive loss	$(6,017)	$(7,630)	$(20,083)	$(19,717)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash flows from operating activities
Net loss	$(19,367)	$(20,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,461	9,512
Stock-based compensation expense	3,624	2,675
Deferred taxes	77	(6)
Investment-related amortization and accrued interest	195	669
Loss on disposal of property and equipment	133	109
Allowance for doubtful accounts	13	(144)
Write-down of inventories	1,595	849
Other, net	191	356
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,298)	(1,766)
Inventories	(1,517)	(1,577)
Prepaid expenses and other assets	(3,785)	47
Accounts payable	5,825	2,308
Acquisition-related transaction costs	—	3,282
Accrued and other liabilities	(3,454)	104
Net cash used in operating activities	(20,307)	(4,106)
Cash flows from investing activities
Purchase of property, plant and equipment	(5,907)	(10,453)
Purchase of marketable securities	(9,653)	(48,771)
Proceeds from sale of marketable securities	9,634	35,247
Proceeds from maturity of securities	9,448	40,255
(Increase) decrease in restricted cash	(16,018)	859
Acquisition, net of notes payable	—	(14,979)
Net cash (used in) provided by investing activities	(12,496)	2,158
Cash flows from financing activities
Proceeds from exercise of stock options	739	652
Proceeds from issuance of stock under ESPP	1,247	1,162
Tax withholding on restricted stock units	(86)	(80)
Payment of acquisition-related contingent consideration	(1,985)	—
Proceeds from bank loans	8,098	26,443
Repayment of bank loans	(6,918)	(22,360)
Proceeds from issuance of notes payable	12,319	9,471
Repayment of notes payable	(9,787)	(12,661)
Net cash provided by financing activities	3,627	2,627
Effect of exchange rates on cash and cash equivalents	118	(61)
Net (decrease) increase in cash and cash equivalents	(29,058)	618
Cash and cash equivalents at the beginning of the period	57,101	36,940
Cash and cash equivalents at the end of the period	$28,043	$37,558
Supplemental disclosure of noncash investing and financing activities:
Transfer of short-term investments to restricted investments	$8,296	$—
Changes in accounts payable and accrued liabilities related to property, plant and equipment	776	(743)
Issuance of notes to the seller of acquired business	—	11,130

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of presentation and significant accounting policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Summary of Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and six months ended June 30, 2014, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). The standard (1) requires companies to account for repurchase-to-maturity transactions as secured borrowings, (2) requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, resulting in secured borrowing accounting for repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. ASU 2014-11 is effective for the interim and annual reporting periods beginning after December 15, 2014. Early adoption is not permitted for public entities. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

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

Note 2. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(6,779)	$(8,284)	$(19,367)	$(20,524)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	31,790	30,780	31,701	30,677

Basic and diluted net loss per share	$(0.21)	$(0.27)	$(0.61)	$(0.67)

The Company has excluded the impact of outstanding employee stock options, restricted stock units, common stock warrants and shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share, as their effect would have been antidilutive.  The shares potentially issuable for each of these outstanding awards at June 30, 2014 and 2013 were as follows (in thousands):

	June 30,
	2014	2013
Employee stock options	3,850	3,780
Restricted stock units	1,113	853
Employee stock purchase plan	255	245
Common stock warrants	4	4
	5,222	4,882

Note 3. Cash, cash equivalents, short-term investments, and restricted cash and investments

The following table summarizes the Company’s cash, cash equivalents, short-term investments, and restricted cash and investments at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$27,946	$50,550
Cash equivalents	97	6,551
Cash and cash equivalents	$28,043	$57,101
Short-term investments	$—	$17,916
Restricted cash and investments:
Restricted cash and investments	$12,386	$2,138
Restricted cash and investments, non-current	14,000	—
Total restricted cash and investments	$26,386	$2,138

The Company classifies cash equivalents and investments in marketable securities as restricted cash and investments on its condensed consolidated balance sheets, respectively, for compensating balance requirements related to (i) its term loan facility with Comerica Bank in the U.S. and (ii) the notes payable issued to its suppliers in China and to its subsidiary in China in exchange for accounts payable (see Note 8).

The following table summarizes the Company’s unrealized gains and losses related to its cash equivalents, restricted cash and investments in marketable securities designated as available-for-sale (in thousands):

	As of June 30, 2014				As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$97	$—	$—	$97	$11	$—	$—	$11
Time deposits	—	—	—	—	6,540	—	—	6,540
Total	97	—	—	97	6,551	—	—	6,551
Short-term investments and restricted cash and investments:
Money market funds	17,290	—	—	17,290	4,577	—	—	4,577
Corporate bonds	2,004	6	—	2,010	6,708	3	(5)	6,706
Foreign bonds and notes	—	—	—	—	4,827	5	—	4,832
Variable rate demand notes	1,700	—	—	1,700	1,801	—	—	1,801
Total	20,994	6	—	21,000	17,913	8	(5)	17,916
Total marketable securities	$21,091	$6	$—	$21,097	$24,464	$8	$(5)	$24,467

The following is based on the maturity dates of the underlying marketable securities (in thousands):

	June 30, 2014	December 31, 2013
Less than 1 year	$17,387	$20,658
Due in 1 to 2 years	2,010	2,008
Due in 2 to 5 years	—	—
Due after 5 years	1,700	1,801
Total	$21,097	$24,467

Realized gains and losses on the sale of marketable securities during the three and six months ended June 30, 2014 and 2013 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three and six months ended June 30, 2014 or 2013. As of June 30, 2014, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 4.  Fair value disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2014				As of December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash, cash equivalents, restricted cash and investments
Money market funds	$17,387	$—	$—	$17,387	$4,588	$—	$—	$4,588
Time deposits	—	—	—	—	—	6,540	—	6,540
Corporate bonds	—	2,010	—	2,010	—	6,706	—	6,706
U.S. federal agencies	—	—	—	—	—	—	—	—
Foreign bonds and notes	—	—	—	—	—	4,832	—	4,832
Variable rate demand notes	—	1,700	—	1,700	—	1,801	—	1,801
Total	$17,387	$3,710	$—	$21,097	$4,588	$19,879	$—	$24,467
Mutual funds held in Rabbi Trust	$483	$—	$—	$483	$442	$—	$—	$442

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees.  The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan.  A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at June 30, 2014.  The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.

The following table presents the Company's liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2014				As of December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent consideration (Note 10)	$—	$—	$—	$—	$—	$—	$1,985	$1,985
Penalty payment derivative (Note 10)	$—	$—	$425	$425	$—	$—	$239	$239

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2014 or December 31, 2013.

Assets and Liabilities Not Measured at Fair Value

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term nature and liquidity of these financial instruments.

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

The fair value of the Company’s variable rate bank borrowings and acquisition-related debt was not materially different than its carrying value as of June 30, 2014 and December 31, 2013 as the interest rates approximated rates currently available to the Company.

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

Total consideration for NeoPhotonics Semiconductor was $24.3 million, including cash of $15.0 million paid through June 30, 2013 and notes payable of $11.1 million (see Note 8), partially offset by a net receivable from Lapis of $1.9 million that was received subsequent to June 30, 2013. The cash paid includes $2.0 million that was withheld and placed into escrow to cover certain indemnity obligations.

In connection with the acquisition, the Company incurred approximately $5.2 million in acquisition-related transaction costs during the six months ended June 30, 2013 related to investment banking, legal, accounting and other professional services and transfer taxes related to real property acquired. The acquisition costs were expensed as incurred and were included in operating expenses in the Company’s condensed consolidated statement of operations.

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
$33,077

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation and NeoPhotonics Semiconductor for the six months ended June 30, 2013 as though the companies had been combined as of the beginning of the period presented. The pro forma financial information includes elimination of $5.2 million of transaction costs and $1.9 million of revenue and $1.8 million of costs related to sales from NeoPhotonics Semiconductor to the Company.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

Six Months Ended June 30, 2013
Revenue	$143,744
Net loss	$(10,796)
Basic and diluted net loss per share	$(0.35)

Note 6. Balance sheet components

Restricted cash and investments

Restricted cash and investments consist of the following (See Note 8) (in thousands):

	June 30, 2014	December 31, 2013
Restricted in connection with notes payable	$5,386	$2,138
Restricted in connection with Comerica Bank term loan	21,000	—
Total restricted cash and investments	$26,386	$2,138
Reported as:
Restricted cash and investments	$12,386	$2,138
Restricted cash and investments, non-current	14,000	—
Total restricted cash and investments	$26,386	$2,138

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable	$73,496	$57,010
Trade notes receivable	6,264	8,054
Allowance for doubtful accounts	(512)	(531)
Total	$79,248	$64,533

Inventories

Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$28,538	$26,379
Work in process	14,305	14,341
Finished goods (1)	21,149	24,188
Total	$63,992	$64,908

(1) Finished goods inventory at customer vendor managed inventory locations was $8.2 million and $5.4 million as of June 30, 2014 and December 31, 2013, respectively.

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$34,290	$(27,061)	$7,229	$34,524	$(25,931)	$8,593
Customer relationships	14,980	(10,351)	4,629	15,004	(9,732)	5,272
Leasehold interest	1,373	(275)	1,098	1,406	(266)	1,140
Non-compete agreements	950	(950)	—	950	(950)	—
	$51,593	$(38,637)	$12,956	$51,884	$(36,879)	$15,005

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold, and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of goods sold	$714	$772	$1,428	$1,200
Operating expenses	379	426	758	747
Total	$1,093	$1,198	$2,186	$1,947

The estimated future amortization expense of purchased intangible assets as of June 30, 2014, is as follows (in thousands):

2014 (remaining six months)	$2,194
2015	4,445
2016	3,701
2017	823
2018	602
Thereafter	1,191
$12,956

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Employee-related accrued expenses	$10,047	$12,297
Other accrued expenses	7,864	11,346
Penalty payment derivative	425	—
	$18,336	$23,643

Warranty Accrual

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$1,669	$1,184	$1,737	$1,072
Warranty accruals	242	408	531	434
Settlements and adjustments	(100)	(131)	(457)	(45)
Ending balance	$1,811	$1,461	$1,811	$1,461

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Pension and other employee-related accrued expenses	$6,149	$6,206
Penalty payment derivative	—	239
Other	1,972	1,542
	$8,121	$7,987

Note 7. Restructuring

Restructuring expense was zero in the three and six months ended June 30, 2014, and zero and $0.3 million in the three and six months ended June 30, 2013, respectively. The following table summarizes activity associated with restructuring obligations during the six months ended June 30, 2014 (in thousands):

	Facilities	Contract Termination	Total
Restructuring obligations, December 31, 2013	$211	$66	$277
Restructuring costs incurred	—	—	—
Cash payments	(55)	(66)	(121)
Non-cash settlements and other	—	—	—
Restructuring obligations, June 30, 2014	$156	$—	$156

Note 8. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	June 30, 2014		December 31, 2013
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate
Notes payable	$12,025	—	$9,738	—
Short-term borrowing	8,061	7.00%	—	—
Total notes payable and short-term borrowing	$20,086		$9,738
Long-term debt:
Acquisition-related	$6,930	1.50%	$9,975	1.50%
Bank borrowings	21,000	3.15%	24,500	2.92%
Total long-term debt	27,930		34,475
Less: current portion of long-term debt	(10,465)		(10,325)
Total long-term debt, net of current portion	$17,465		$24,150

Notes payable

The Company regularly issues notes payable to its suppliers in China in exchange for accounts payable. These notes are supported by noninterest bearing bank acceptance drafts issued under the Company’s existing line of credit facility and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled.

At June 30, 2014, one of the Company’s subsidiaries in China had an outstanding bank acceptance draft of RMB 50 million ($8.1 million) which was issued to another of the Company’s subsidiaries that required a compensating balance of RMB 15 million ($2.4 million).  This bank acceptance draft can be sold for cash at a discount prior to its expiration in August 2014.  Compensating balances are classified as restricted cash and investments on the Company’s condensed consolidated balance sheets.

As of June 30, 2014 and December 31, 2013, restricted cash relating to these bank acceptance drafts issued to suppliers and the Company’s subsidiaries totaled $5.4 million and $2.1 million, respectively.

In June 2014, the Company’s subsidiary in China renewed a short-term line of credit facility with a banking institution which expires in June 2015.  Under the agreement, RMB 160.0 million ($26.0 million) can be used for bank acceptance drafts (with a 25% compensating balance requirement) and up to RMB 120.0 million ($19.5 million) can be used for short-term loans, which will bear interest at varying rates depending upon the term.  As of June 30, 2014, this line of credit facility had an outstanding balance of $12.0 million relating to the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China. The Company is in the process of renewing its second line of credit facility which expired in June 2014.

Short-term borrowing

In May 2014, the Company’s subsidiary in China borrowed CNY 50 million ($8.1 million) under a working capital loan agreement with a bank, which was outstanding at June 30, 2014.  The loan bears interest at 7% per annum.  Interest is payable monthly and the principal is due on November 23, 2014.

Acquisition-related

In connection with the acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company was obligated to pay 1,050 million Japanese Yen in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by NeoPhotonics Semiconductor, of which 700 million Japanese Yen ($6.9 million) was outstanding at June 30, 2014.  The obligation bears interest at 1.5% per year, payable annually, and is secured by the acquired real estate property.

Bank borrowings

The Company has a credit agreement with Comerica Bank as lead bank in the U.S., which has been amended several times. The components of the available credit facilities are as follows:

—

A revolving credit facility under which there was nothing outstanding at June 30, 2014 or December 31, 2013 and $20.0 million was available for borrowing at June 30, 2014, subject to covenant requirements. Amounts borrowed are due on or before March 2016 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of June 30, 2014 the rate on the LIBOR option was 2.90%.

—

A term loan facility of $28.0 million, under which $21.0 million and $24.5 million was outstanding at June 30, 2014 and December 31, 2013, respectively. Interest is payable quarterly in arrears and the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan bear interest at an interest rate option of a base rate as defined in the agreement plus 2.0% or LIBOR plus 3.0%. As of June 30, 2014 the rate on the LIBOR option was 3.15%.

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

On May 19, 2014, the Company executed an amendment to the credit agreement that waived the testing of certain covenants for compliance, provided that the Company maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access.  The Company intends to work with the bank in the coming months to restructure the credit agreement, including the covenant requirements.  In the absence of a restructured agreement, the Company believes it will need to continue to maintain the compensating balances at least through the end of 2014. As of June 30, 2014, the amount of the Company’s cash and investments in these compensating balance accounts was $21.0 million, which is classified as current and non-current restricted cash and investments on the Company’s June 30, 2014 condensed consolidated balance sheet (see Note 6).

At June 30, 2014, maturities of long-term debt were as follows (in thousands):

2014 (remaining six months)	$3,500
2015	10,465
2016	10,465
2017	3,500
$27,930

Note 9. Japan pension plans

In connection with its acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company assumed responsibility for two defined benefit plans that provide retirement benefits to its NeoPhotonics Semiconductor employees in Japan: the Retirement Allowance Plan (“RAP”) and the Defined Benefit Corporate Pension Plan (“DBCPP”). The RAP is an unfunded plan administered by the Company.  Effective February 28, 2014, the DBCPP was converted to a defined contribution plan (“DCP”).  In May 2014, LAPIS transferred approximately $2.0 million into the newly formed DCP which is the allowable amount that can be transferred according to the Japanese regulations.   LAPIS also will pay the Company approximately $0.3 million in connection with the conversion of the plan, which the Company has included in prepaid expenses and other current assets at June 30, 2014. Additionally, the Company transferred the net unfunded projected benefit obligation amount from the DBCPP to the RAP and froze the RAP benefit at the February 28, 2014 amount.

As a result of these changes to the DBCPP and the RAP, the Company recorded a curtailment gain of $0.1 million in the first quarter of 2014. The pension liability at June 30, 2014 was $5.8 million.

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

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of June 30, 2014, the Company did not have any material indemnification claims that were probable or reasonably possible.

Leases

The Company leases various facilities under non-cancelable operating leases expiring through 2023.  Future minimum payments under these operating leases totaled $8.4 million as of June 30, 2014. Rent expense was $0.5 million for the three months ended June 30, 2014 and 2013 and $1.1 million for the six months ended June 30, 2014 and 2013.

Settlement with Santur

In May 2014, the Company entered into a settlement agreement covering the outstanding claims in connection with its 2011 acquisition of Santur Corporation (“Santur”). Under the terms of the settlement agreement, a net amount of $1.9 million was paid to the Company from the escrow account that was set up under the original merger agreement. This amount comprised of a $3.9 million gain related to certain indemnification claims by the Company (“Indemnification Amount”) which were partially offset by $2.0 million in additional consideration for the business acquisition that was contingent upon Santur’s gross profit performance during 2012 (“Contingent Consideration Amount”).   The Company had recorded the entire $2.0 million as its estimated fair value of the Contingent Consideration Amount as of December 31, 2013. The $3.9 million Indemnification Amount was recognized as settlement gain in the three and six months ended June 30, 2014.

Penalty Payment Derivative

In connection with a private placement transaction in 2012, the Company agreed to certain performance obligations including establishing a wholly-owned subsidiary in the Russian Federation and making a $30.0 million investment commitment (the “Investment Commitment”) towards the Company’s Russian operations. The Investment Commitment can be partially satisfied by cash and/or non-cash investment outside of the Russian Federation and/or by way of non-cash asset transfers, including but not limited to capital equipment, small tools, intellectual property, and other intangibles.  A minimum of $15.0 million of the Investment Commitment is required to be satisfied by making capital expenditure investments, including those that are non-cash, and the remaining $15.0 million can be satisfied through cash and non-cash general working capital and research and development expenditures.  All of the amount for general working capital can be spent either inside or outside of Russia.  However, at least 80% of the amount expended for research and development expenditure must be spent inside Russia.  General working capital can include acquisition of other businesses or portions thereof to be owned by the Russian subsidiary.

The purchaser of the common stock has non-transferable veto rights over the Company’s Russian subsidiary’s annual budget during the investment period and must approve non-cash asset transfers to be made in satisfaction of the Investment Commitment.  Spending and/or commitments to spend for general working capital and research and development do not require approval by the purchaser. There are no legal restrictions on the specific usage of the $39.8 million received in the private placement transaction or on withdrawal from the Company’s bank accounts for use in general corporate purposes.

The Company was required to satisfy the Investment Commitment by July 31, 2014, which date has been extended to March 31, 2015 as the Company did not record aggregate revenue from sales of its products in the Russian Federation of at least $26.8 million during the period beginning July 1, 2012 and ending June 30, 2014. The Company intends to meet its Investment Commitment by March 31, 2015.  If the Company fails to meet the Investment Commitment by the deadline, including failure to meet the Investment Commitment because the purchaser of the common stock does not approve the transfer of non-cash assets, the Company will be required to pay a $5.0 million penalty (the ‘Penalty Payment’) as the sole and exclusive remedy for damages and monetary relief available to the purchaser for failure to meet the Investment Commitment.

The Company has accounted for the $5.0 million Penalty Payment as an embedded derivative instrument, with the underlying being the performance or nonperformance of meeting the Investment Commitment by the extended deadline of March 31, 2015. The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other income (expense). The estimated fair value of this derivative was $0.4 million and $0.2 million at June 30, 2014 and December 31, 2013, respectively.

Note 11. Stockholders’ equity

Common Stock

As of June 30, 2014, the Company had reserved 6,978,427 common stock shares for issuance under its stock option plans, 600,093 common stock shares for issuance under its stock purchase plan and 4,482 common stock shares to be issued upon exercise of the outstanding warrants.

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

Note 12. Stock-based compensation

The following table summarizes the stock-based compensation expense recognized in the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Cost of goods sold	$455	$131	$785	$374
Research and development	408	600	1,115	1,018
Sales and marketing	587	344	960	582
General and administrative	273	398	764	701
	$1,723	$1,473	$3,624	$2,675

Determining Fair Value

The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options
Weighted-average expected term (years)	5.12	6.30	5.12	6.34
Weighted-average volatility	69%	75%	70%	75%
Risk-free interest rate	1.73%	1.12 – 1.14%	1.73 – 1.75%	1.08 – 1.14%
Expected dividends	—	—	—	—
Stock appreciation units
Weighted-average expected term (years)	2.40	2.33	2.27	2.47
Weighted-average volatility	56%	57%	57%	60%
Risk-free interest rate	0.13 - 0.90%	0.19 – 0.30%	0.13 – 0.90%	0.19 – 0.46%
Expected dividends	—	—	—	—
ESPP
Weighted-average expected term (years)	0.40	0.73	0.69	0.73
Weighted-average volatility	56%	48%	54%	48%
Risk-free interest rate	0.05%	0.09 – 0.16%	0.05 – 0.13%	0.09 – 0.16%
Expected dividends	—	—	—	—

Stock Options and Restricted Stock Units (RSUs)

The following table summarizes the Company’s stock option and RSU activity during the six months ended June 30, 2014:

	Stock Options		Restricted Stock Units
	Number of shares	Weighted average exercise price	Number of units	Weighted average grant date fair value
Balance at December 31, 2013	4,103,454	$5.92	1,169,649	$6.42
Granted	51,800	6.08	26,000	7.62
Exercised/Converted	(173,723)	4.25	(47,682)	6.04
Forfeited	(131,458)	5.45	(35,034)	6.42
Balance at June 30, 2014	3,850,073	6.01	1,112,933	6.47

Stock appreciation units (“SAUs”)

SAUs are liability classified share-based awards. The Company did not grant any SAUs during the six months ended June 30, 2014. As of June 30, 2014 and December 31, 2013, there were 413,123 and 420,397 SAUs outstanding. Outstanding SAUs were re-measured each reporting period at fair value.

Employee Stock Purchase Plan (“ESPP”)

Due to the delay in filing its Annual Report on Form 10-K, in May 2014 the Compensation Committee of the Company’s Board of Directors (the “Committee”) rescheduled the May 15 purchase date under the current offering period to the date that is three business days after the later of (i) the filing of its Annual Report on Form 10-K and (ii) the Company’s general public release of its revenues for the first quarter of 2014, which occurred on June 17, 2014. Additionally, the Committee waived the existing purchase limits for the upcoming purchase date only and created a modification of the purchase price formula for the current offering period. In connection with this modification, the Company recorded an immaterial charge as stock based compensation expense in its condensed consolidated statements of operations in the three and six months ended June 30, 2014.

Note 13. Income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
(Provision) benefit for income taxes	$(97)	$90	$(859)	$(93)

The Company’s income tax (provision) benefit in the three and six months ended June 30, 2014 and 2013 was primarily related to income taxes of the Company’s non-U.S. operations.

The Company conducts its business globally and its operating income is subject to varying rates of tax in the United States, China and Japan. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Historically, the Company has experienced net losses in the United States and in the short term, expects this trend to continue. One of the Company’s subsidiaries in China has historically qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. The Company is in the process of reapplying for the preferential rate for 2014 to 2016.

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

As of June 30, 2014, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2013.

Note 14. Subsequent event

In July 2014, the Company initiated a re-organization plan to improve its cost structure, reduce the Company’s workforce and to better align its resources for its needs in the changing market. As a result, the Company will record restructuring expenses in the third quarter of 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2014 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended June 30, 2014 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2014 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

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

In the three months ended June 30, 2014, our revenue growth of 3% over the three months ended June 30, 2013 was primarily due to the demand for our Speed and Agility products, including our 100Gbps Speed products, and for our Access products, as carriers continued to accelerate deployments of 100Gpbs high capacity optical transport networks worldwide, as well as deployments of fourth generation long-term evolution (the “4G-LTE”) networks in China.

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

In July 2014, we initiated a restructuring plan to improve our operating costs, reduce our workforce and to better align our resources for our needs in the changing market. As a result, we will record restructuring expenses in the third quarter of 2014. We expect to take further measures to reorganize our business structure to address operational and profitability challenges while continuing our focus on key growth markets.

Critical accounting policies and estimates

In the three and six months ended June 30, 2014, there have been no material changes to our critical accounting policies and estimates from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Total revenue	$77,451	$74,990	$145,619	$131,053

We have generated most of our revenue from a limited number of customers. Customers accounting for more than 10% of our total revenue and revenue from our top ten customers for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd	39%	28%	37%	28%
Ciena Corporation	13%	15%	14%	18%
Alcatel-Lucent SA	12%	12%	12%	12%
Percent of revenue from top ten customers	89%	85%	88%	87%

Three Months Ended June 30, 2014 Compared With Three Months Ended June 30, 2013

Our revenue increased $2.5 million, or 3%, in the three months ended June 30, 2014, compared with the three months ended June 30, 2013 due to increases in revenue from our Speed and Agility products, including our 100Gbps Speed products, as carriers continued to accelerate deployments of 100Gbps high capacity optical transport networks worldwide and deployments of 4G-LTE networks, and from our Access products due to deployments of 4G-LTE networks in China.

Six Months Ended June 30, 2014 Compared With Six Months Ended June 30, 2013

Our revenue increased $14.6 million, or 11%, in the six months ended June 30, 2014, compared with the six months ended June 30, 2013 due to increases in revenue from our Speed and Agility products, including our 100Gbps Speed products, as carriers continued to accelerate deployments of 100Gbps high capacity optical transport networks worldwide and deployments of 4G-LTE networks in China. NeoPhotonics Semiconductor, many of whose products are 100Gbps and are in our Speed and Agility category, was acquired on March 29, 2013 and only contributed to a portion of the revenue in the six months ended June 30, 2013.

Cost of goods sold and gross margin

Our cost of goods sold consists primarily of the cost to produce wafers and to manufacture and test our products. Additionally, our cost of goods sold includes stock-based compensation, write-downs of excess and obsolete inventory, royalty payments, amortization of certain purchased intangible assets, depreciation, acquisition-related fair value adjustments, restructuring cost, warranty, shipping and allocated facilities and information technology costs.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Cost of goods sold	$62,883	81%	$59,389	79%	$117,251	81%	$103,695	79%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross margin	19%	21%	19%	21%

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

Three and Six Months Ended June 30, 2014 Compared With Three and Six Months Ended June 30, 2013

Gross margin decreased two percentage points in the three and six months ended June 30, 2014 compared with the same periods in 2013 primarily due to customer and product mix.

Operating expenses

Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. Our operating expenses are denominated primarily in RMB, JPY and U.S. dollars.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Research and development	$12,085	16%	$11,087	15%	$24,141	17%	$20,794	16%
Sales and marketing	3,571	5%	3,349	4%	6,982	5%	6,935	5%
General and administrative	8,193	10%	7,889	10%	17,180	12%	13,273	10%
Amortization of purchased intangible assets	379	0%	426	1%	758	0%	747	1%
Escrow settlement gain	(3,886)	(5)%	—	0%	(3,886)	(3)%	—	0%
Acquisition-related transaction costs	—	0%	681	1%	—	0%	5,191	4%
Total operating expenses	$20,342	26%	$23,432	31%	$45,175	31%	$46,940	36%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended June 30, 2014 Compared With Three Months Ended June 30, 2013

Research and development expense increased $1.0 million, or 9%, in the three months ended June 30, 2014 compared with the three months ended June 30, 2013 primarily due to a $0.7 million increase in development expenses for key projects, a $0.2 million increase in facility maintenance costs and a $0.2 million increase in travel expenses, partially offset by a $0.2 million decrease in stock-based compensation expense.

Six Months Ended June 30, 2014 Compared With Six Months Ended June 30, 2013

Research and development expense increased $3.3 million, or 16%, in the six months ended June 30, 2014, compared with the six months ended June 30, 2013, primarily attributable to a $1.7 million increase due to the acquisition of NeoPhotonics Semiconductor, a $1.6 million increase in development expenses for key projects, and a $0.2 million increase in equipment and material expenses to support our development initiatives, partially offset by a $0.2 million decrease in payroll expense due to past restructuring efforts.

We intend to continue to invest in research and development in line with our business strategy. As a percentage of total revenue, our research and development expense may vary with changes in our revenue.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs, services costs and facility costs.

Three Months Ended June 30, 2014 Compared With Three Months Ended June 30, 2013

Sales and marketing expense increased $0.2 million, or 7%, in the three months ended June 30, 2014 compared with the three months ended June 30, 2013 primarily due to a $0.3 million increase in provision for doubtful accounts and a $0.2 million increase in allocated service costs, partially offset by a $0.2 million decrease in payroll expense due to past restructuring efforts.

Six Months Ended June 30, 2014 Compared With Six Months Ended June 30, 2013

Sales and marketing expense in the six months ended June 30, 2014 was relatively consistent compared with the six months ended June 30, 2013. A $0.3 million increase in allocated service costs was offset by a $0.2 million decrease in commission expense and a $0.1 million decrease in employee event related expenses.

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

Three Months Ended June 30, 2014 Compared With Three Months Ended June 30, 2013

General and administrative expense increased $0.3 million, or 4%, in the three months ended June 30, 2014 compared with the three months ended June 30, 2013 primarily due to a $0.3 million increase in employee related expenses as we added employees to reduce the use of consultants, a $0.3 million increase in legal fees, and a $0.2 million increase in depreciation expense, partially offset by a $0.5 million reduction in facilities-related charges.

Six Months Ended June 30, 2014 Compared With Six Months Ended June 30, 2013

General and administrative expense increased $3.9 million, or 29%, in the six months ended June 30, 2014, compared with the six months ended June 30, 2013, primarily due to a $3.0 million increase in audit and consulting fees related to the restatement of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2013 and resources to assist us in the process of strengthening our internal controls. Employee costs increased $0.6 million as NeoPhotonics Semiconductor was acquired on March 29, 2013 and incurred related expenses for only a portion of 2013.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives.  Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, and expense from amortization of customer relationships is recorded within operating expenses.  Amortization of purchased intangibles included in operating expenses was relatively consistent in the three and six months ended June 30, 2014 compared to the same periods in 2013.

Escrow Settlement Gain

In May 2014, we entered into a settlement agreement covering the outstanding claims in connection with our 2011 acquisition of Santur Corporation (“Santur”). Under the terms of the settlement agreement, a net amount of $1.9 million was paid to us from the escrow account that was setup under the original merger agreement. This amount comprised of $3.9 million related to certain indemnification claims by us (the “Indemnification Amount”) which was partially offset by a $2.0 million liability related to additional consideration for the business acquisition that was contingent upon Santur’s gross profit performance in 2012 (the “Contingent Consideration”). We had recorded the entire Contingent Consideration as of December 31, 2013. The $3.9 million Indemnification Amount was recorded as a settlement gain in the three and six months ended June 30, 2014.

Acquisition-related transaction costs

In connection with our acquisition of NeoPhotonics Semiconductor in 2013, we incurred $5.2 million in acquisition-related transaction costs during the six months ended June 30, 2013 related to investment banking, legal, accounting and other professional services as well as transfer and acquisition taxes related to real property acquired.

Interest and other expense, net

Interest income consists of income earned on our cash, cash equivalents, short-term investments as well as restricted cash and investments. Interest expense consists of amounts paid for interest on our bank and other borrowings. Other expense, net is primarily made up of government subsidies as well as foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and of our subsidiaries in Japan is the JPY.  The foreign currency transaction gains and losses of our subsidiaries in China and Japan primarily result from their transactions in U.S. dollars.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Interest income	$38	$72	$103	$203
Interest expense	(311)	(342)	(562)	(505)
Other expense, net	(635)	(273)	(1,242)	(547)
Total	$(908)	$(543)	$(1,701)	$(849)

Three Months Ended June 30, 2014 Compared With Three Months Ended June 30, 2013

Total interest and other expense, net increased by $0.4 million in the three months ended June 30, 2014, compared with the three months ended June 30, 2013, primarily due to foreign exchange losses as a result of stronger Japanese Yen in the 2014 period.

Six Months Ended June 30, 2014 Compared With Six Months Ended June 30, 2013

Total interest and other expense, net increased by $0.9 million in the six months ended June 30, 2014, compared with the six months ended June 30, 2013, primarily due to $0.7 million of foreign exchange losses mainly driven by stronger Japanese Yen and a $0.2 million charge to adjust the fair value of our penalty payment derivative in the 2014 period.

Income taxes

We conduct our business globally and our operating income is subject to varying rates of tax in the United States, China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries has historically qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. We are in the process of reapplying for the preferential rate for 2014 to 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
(Provision for) benefit from income taxes	$(97)	$90	$(859)	$(93)

Our income tax expense in the three and six months ended June 30, 2014 was primarily related to income taxes of our non-U.S. operations.

Liquidity and capital resources

At June 30, 2014, we had working capital of $94.3 million and total cash and cash equivalents of $28.0 million, of which 28% was held in accounts by our subsidiaries in China and 28% was held in accounts by our subsidiaries in Japan.

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

We have a bank credit agreement with Comerica Bank as the lead bank. As of June 30, 2014 this credit agreement included the following:

—

A revolving credit facility under which there was no amount outstanding at June 30, 2014 or December 31, 2013 and $20.0 million was available for borrowing at June 30, 2014, subject to covenant requirements. Amounts borrowed are due on or before March 2016 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of June 30, 2014, the rate on the LIBOR option was 2.90%.

—

A term loan facility under which $21.0 million was outstanding at June 30, 2014. Interest is payable quarterly in arrears and the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan bear interest at an interest rate option of a base rate as defined in the agreement plus 2.0% or LIBOR plus 3.0%. As of June 30, 2014, the rate on the LIBOR option was 3.15%.

Our credit agreement requires the maintenance of specified financial covenants, including a debt to EBITDA ratio and liquidity ratios.  The agreement also restricts our ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of our U.S. assets, other than intellectual property assets.

On May 19, 2014, we executed an amendment to the credit agreement that waived the testing of certain covenants for compliance, provided that we maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access.  We intend to work with the bank to restructure the credit agreement, including the covenant requirements.  In the absence of a restructured agreement, we believe we may need to continue to maintain the compensating balances at least through the end of 2014.  As of June 30, 2014, the amount of our cash and investments in these compensating balance accounts was $21.0 million, which is classified as current and non-current restricted cash and investments on our June 30, 2014 condensed consolidated balance sheet.

At June 30, 2014, one of our subsidiaries in China had a short-term line of credit facility with a banking institution which expires in June 2015.  Under the agreement, RMB 160.0 million ($26.0 million) can be used for bank acceptance drafts (with a 25% compensating balance requirement) and up to RMB 120.0 million ($19.5 million) can be used for short-term loans, which will bear interest at varying rates depending upon the term. As of June 30, 2014, this line of credit facility had an outstanding balance of $12.0 million relating to the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China. We are in the process of renewing our second line of credit facility which expired in June 2014.

We regularly issue notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by noninterest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of June 30, 2014, one of our subsidiaries in China had an outstanding bank acceptance draft of $8.1 million which was issued to another of our subsidiaries that required a compensating balance of $2.4 million.  This bank acceptance draft can be sold for cash at a discount prior to its expiration in August 2014.  As of June 30, 2014 and December 31, 2013, the compensating balance for these bank acceptance drafts totaled $5.4 million and $2.1 million, respectively, and was classified as restricted cash and investments on our condensed consolidated balance sheets.

On May 23, 2014, one of our subsidiaries in China borrowed CNY 50 million ($8.1 million) under a working capital loan agreement with a bank.  The loan bears interest at 7% per annum.  Interest is payable monthly and the principal is due on November 23, 2014.

In connection with the acquisition of NeoPhotonics Semiconductor on March 29, 2013, we were obligated to pay 1,050 million Japanese Yen in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by NeoPhotonics Semiconductor, of which 700 million Japanese Yen ($6.9 million) was outstanding at June 30, 2014.  The obligation bears interest at 1.5% per year, payable annually, and is secured by the acquired real estate property.

From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months. Historically, we have collected on the notes receivable in full at the time of maturity.

We believe that our existing cash, cash equivalents and expected cash flows from our operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months, even with the compensating balance requirement discussed above. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to increase our manufacturing capacity and our foreign operations, the continuing market acceptance of our products and acquisitions of businesses and technology. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Private placement transaction

In connection with the 2012 private placement transaction, we agreed to certain performance obligations including establishing a wholly-owned subsidiary in Russia and making a $30.0 million investment commitment (the “Investment Commitment”) towards our Russian operations. The Investment Commitment can be partially satisfied by cash and/or non-cash investment inside or outside of Russia and/or by way of non-cash asset transfers, including but not limited to capital equipment, small tools, intellectual property, and other intangibles. A minimum of $15.0 million of the Investment Commitment is required to be satisfied by making capital expenditure investments, including those that are non-cash, and we expect that the remaining $15.0 million will be satisfied through cash and non-cash general working capital and research and development expenditures and commitments. All of the amount for general working capital can be spent either inside or outside of Russia. However, at least 80% of the amount expended for research and development must be spent inside Russia. General working capital can include cash or stock acquisition of technology and other businesses or portions thereof to be owned by the Russian subsidiary. Our current plan is to substantially meet the $15.0 million capital expenditure portion of the Investment Commitment by transferring non-cash assets from other entities within the consolidated Company to the Russian subsidiary, subject to the purchaser’s approval as required in the rights agreement. We expect that the remaining $15.0 million will be satisfied through some combination of working capital and research and development spending, which may include technology or other acquisitions acquired by cash or stock through March 2015. The exact timing and composition of those expenditures has not yet been determined.

The purchaser of the common stock in the private placement transaction has nontransferable veto rights over our Russian subsidiary’s annual budget during the investment period, and non-cash asset transfers to be made in satisfaction of the Investment Commitment requires approval by the purchaser. Spending and/or commitments to spend for general working capital and research and development do not require approval by the purchaser. There are no legal restrictions on the specific usage of amounts received in the private placement transaction or on withdrawal from our bank accounts for use in general corporate purposes.

We were required to satisfy the Investment Commitment by July 31, 2014, which date has been extended to March 31, 2015 as we did not record aggregate revenue from sales of our products in the Russian Federation of at least $26.8 million during the period beginning July 1, 2012 and ending June 30, 2014. We intend to meet the Investment Commitment by March 31, 2015. If we fail to meet the Investment Commitment by the deadline, including failure to meet the Investment Commitment because the purchaser of the common stock does not approve the transfer of non-cash assets, we will be required to pay a $5.0 million penalty as the sole and exclusive remedy for damages and monetary relief available to the purchaser for failure to meet the Investment Commitment.

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended June 30,
(in thousands)	2014	2013
Net cash used in operating activities	$(20,307)	$(4,106)
Net cash (used in) provided by investing activities	(12,496)	2,158
Net cash provided by financing activities	3,627	2,627
Effect of exchange rates on cash and cash equivalents	118	(61)
Net (decrease) increase in cash and cash equivalents	$(29,058)	$618

Operating activities

Net cash used in operating activities was $20.3 million in the six months ended June 30, 2014, which was a $16.2 million increase compared with the six months ended June 30, 2013. The increase was primarily due to a $13.5 million increase in accounts receivable as a result of timing of billings and a $6.8 million reduction in acquisition-related transaction costs accrual as well as accrued and other liabilities primarily attributable to timing of payments and the purchase of common stock under our employee stock purchase plan.

Investing activities

Net cash used in investing activities increased $14.7 million to $12.5 million in the six months ended June 30, 2014 as compared with the six months ended June 30, 2013. The increase was primarily due to a $56.4 million decrease in proceeds from the sale and maturity of marketable securities and a $16.9 million increase in restricted cash pertaining to the compensating balance requirements under our term loan arrangement and our line of credit facilities, partially offset by a $39.1 million decrease in marketable securities purchases, a net cash payment of $15.0 million for the acquisition of NeoPhotonics Semiconductor in 2013 and a $4.5 million decrease in capital equipment purchases.

Financing activities

Net cash provided by financing activities increased $1.0 million to $3.6 million in the six months ended June 30, 2014 as compared with the six months ended June 30, 2013. The increase was primarily due to a $15.4 million decrease in bank loan repayments, a $2.9 million decrease in notes payable repayments and a $2.8 million increase in proceeds from issuance of notes payable, partially offset by a $18.3 million decrease in proceeds from bank loans and a $2.0 million decrease in the contingent consideration liability related to the Santur acquisition.

Contractual obligations and commitments

As of June 30, 2014, our principal commitments consist of obligations under operating leases, purchase commitments, debt and other contractual obligations. There have been no significant changes to these obligations during the six months ended June 30, 2014 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as follows:

•

In May 2014, we executed an amendment to the credit agreement with Comerica Bank that waived the testing of certain covenants for compliance provided that we maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access. As of June 30, 2014, our cash and investments in these compensating balance accounts was $21.0 million, which have been classified as current and non-current restricted cash and investments on our June 30, 2014 condensed consolidated balance sheet.

•

In May 2014, our subsidiary in China borrowed CNY 50 million ($8.1 million) under a working capital loan agreement with a bank, which was outstanding as of June 30, 2014. The loan bears interest at 7% per annum. Interest is payable monthly and the principal is due on November 23, 2014.

Off-balance sheet arrangements

During the three and six months ended June 30, 2014, we did not have any significant off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses in our internal control over financial reporting were identified during 2013 and had not been remediated at June 30, 2014:

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

Remedial Measures

Our management continued significant efforts during 2013 and the first half of 2014 to establish a framework to improve internal controls over financial reporting. We committed considerable resources to the design, implementation, documentation, and testing of our internal controls. Additional efforts were required to remediate and re-test certain internal control deficiencies. Our management believes that these efforts have improved our internal control over financial reporting. With the oversight of senior management and our audit committee, we have taken steps and plan to take additional measures to remediate the underlying causes of the material weaknesses described above. Our management, audit committee and board of directors have taken the following steps as part of our ongoing remediation efforts to address these material weaknesses:

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

While these steps have helped address some of the root causes of the material weaknesses noted above, they have not been sufficient to fully remediate the material weaknesses that existed as of June 30, 2014. We intend to take the following additional steps to remediate these material weaknesses:

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

Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the periods covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting, we also performed additional manual procedures and analysis and other post-closing procedures in order to prepare the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

While management is dedicated to improving our internal controls over financial reporting, the nature and significance of the outstanding material weaknesses may prevent successful remediation of all material weaknesses during 2014.

Changes in Internal Control over Financial Reporting

There have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on June 4, 2014, which risk factors are set forth below, except for those risk factors denoted by an asterisk (*).

Risks related to our business

*We have a history of losses which may continue in the future.

We have a history of losses and we may incur additional losses in future periods. As of June 30, 2014, our accumulated deficit was $301.8 million. We also expect to continue to make significant expenditures related to the development of our business. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations.

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

*We are under continuous pressure to reduce the prices of our products, which has affected, and may continue to, adversely affect our gross margins.

The communications networks industry has been characterized by declining product prices over time. We have reduced the prices of many of our products in the past and we expect to continue to experience pricing pressure for our products in the future, including from our major customers. Price declines have particularly adversely affected our gross margins in the first and second quarters of 2014. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. In addition, our customers may have the ability or seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross margin would continue to be adversely affected.

*We are dependent on Huawei Technologies, Alcatel-Lucent SA, Ciena and our other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In the six months ended June 30, 2014, Huawei Technologies, Ciena Corporation and Alcatel-Lucent SA accounted for 37%, 14% and 12% of our revenue, respectively, and our top ten customers represented 88% of our total revenue. In 2013, Huawei Technologies, Alcatel-Lucent SA and Ciena Corporation accounted for 27%, 14% and 16% of our revenue, respectively, and our top ten customers represented 86% of our total revenue. In the year 2012, Huawei Technologies, Alcatel-Lucent SA and Ciena Corporation accounted for 36%, 16% and 15% of our revenue, respectively and our top ten customers represented 90% of our total revenue. As a result, the loss of, or a significant reduction in orders from Huawei Technologies, Alcatel-Lucent SA, Ciena Corporation or any of our other key customers would materially and adversely affect our revenue and results of operations. Adverse events affecting our customers could also adversely affect our revenue and results of operations.

*We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. We operate in an industry, however, that makes our prospects difficult to evaluate. Our cash, cash equivalents and short-term investments decreased from $75.0 million as of December 31, 2013 to $28.0 million as of June 30, 2014 while our restricted cash and investments increased from $2.1 million as of December 31, 2013 to $26.4 million as of June 30, 2014. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:

—	invest in our research and development efforts, including by hiring additional technical and other personnel;
—	maintain and expand our operating or manufacturing infrastructure;
—	acquire complementary businesses, products, services or technologies; or

—	otherwise pursue our strategic plans and respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders, including those acquiring shares in our initial public offering. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited. Furthermore, in the event adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, results of operations, and cash flows may be materially and adversely affected.

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

In connection with our raising capital in an April 2012 private placement of common stock, we have established a wholly-owned subsidiary and company operations in the Russian Federation. The establishment of successful operations in the Russian Federation will require capital expenditure in 2014 and 2015, and will be in part dependent on the cooperation of Russian entities that could include the Russia government and other third parties. If there are delays in our efforts to establish operations in the Russian Federation, the anticipated benefits of our Russian expansion may not be realized or may take longer to realize than expected. The anticipated benefits of our Russian expansion could be materially reduced by a number of factors, including the following:

—	the future revenue and gross margins of products produced in the Russian Federation may be materially different from those we originally anticipated;
—	we could incur material unanticipated expenses; and
—	we could have difficulty managing a business in the Russian Federation, where we did not previously have a material business presence.

In addition, in connection with the private placement transaction, we entered into a rights agreement with the sponsoring investor. Pursuant to the rights agreement, we have agreed to make a $30.0 million investment towards our Russian operations. We were required to satisfy this investment commitment by July 31, 2015, which date has been extended to March 31, 2015 as we did not record aggregate revenue from sales of our products in the Russian Federation of at least $26.8 million during the period beginning July 1, 2012 and ending June 30, 2014. Pursuant to the rights agreement, failure to perform the investment commitment by the deadline will result in an obligation to pay damages to the investor in the amount of $5.0 million.

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

Our planned Russian expansion could also be delayed or adversely affected by direct or indirect events arising out of the recent crisis in Ukraine. For instance, trade restrictions or economic sanctions that may be imposed by the United States or other countries as a consequence of Russia’s recent or future involvement in Ukraine could restrict or potentially harm our business in the Russian Federation. Furthermore, we could be adversely affected by any actions taken by Russia in response to U.S. or international sanctions, such as restrictions place by Russia on U.S. companies doing business in Russia.

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

While we generate a significant portion of our revenue in RMB and JPY, a majority of our operating expenses are in U.S. dollars. Therefore depreciation in RMB or JPY against the U.S. dollar would negatively impact our revenue upon translation to U.S. dollars but the impact on operating expenses would be less. For example, for the year ended December 31, 2013, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $7.8 million decrease in our revenue and a $0.2 million increase in our net loss and a 10% depreciation in JPY would have resulted in a $0.8 million decrease in our revenue and a $0.03 million increase in our net loss. In the six months ended June 30, 2014, the RMB weakened against the U.S. dollar while the Japanese yen strengthened against the U.S dollar.

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

The following material weaknesses in our internal control over financial reporting were identified during 2013 and had not been remediated at June 30, 2014:

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

We have lending arrangements with several financial institutions, including a revolving credit and term loan agreement with Comerica Bank and East-West Bank in the U.S. Our U.S. revolving credit and term loan agreement requires us to maintain certain financial covenants, including a liquidity ratio and a quarterly ratio of funded debt to adjusted EBITDA, and restricts our ability to take certain actions such as incurring additional debt, paying dividends, or engaging in certain transactions like mergers and acquisitions, investments and asset sales.  In May 2014, we executed an amendment to the credit agreement that waived testing of certain covenants for compliance, including the debt to EBITDA covenant, provided that we maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access.  We intend to work with the bank to restructure the credit agreement, including the covenant requirements.  In the absence of a restructured agreement, we believe we will have difficulty complying with the existing debt to EBITDA covenant for at least the next twelve months.

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

In August 2012, the U.S. Securities and Exchange Commission (SEC) adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding reporting obligations for the use of conflict minerals originating in the Democratic Republic of the Congo and adjoining countries, and beginning on January 1, 2013, we became subject to these reporting obligations and filed our first conflict minerals report with the SEC in the second quarter of 2014. In connection with these requirements, we regularly communicate with customers and suppliers regarding the new conflict mineral rules and reporting obligations and continue to work with these customers and suppliers to implement any necessary or requested compliance programs. As a result of these new rules, our results in operations may suffer for a variety of reasons, including:

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

Risks related to our operations in China

Our business operations conducted in China are critical to our success. A total of $35.5 million, or 24%, of our revenue in the six months ended June 30, 2014 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our property, plant and equipment, 47% as of June 30, 2014, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our subsidiaries in China may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Historically, we have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential rate applied to 2013, 2012 and 2011. We realized benefits from this 10% reduction in tax rate of $0.2 million, $0.9 million and $0.5 million for 2013, 2012 and 2011, respectively. We are in the process of reapplying for the preferential rate for 2014 to 2016. In order to retain the preferential rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

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

As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2013, as well as our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, we were not in full compliance with the NYSE Listed Company Manual, Section 802.01E. We have cured this deficiency by our filing our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2014. We are required to comply with the NYSE Listed Company Manual as a condition for our common stock to continue to be listed on the NYSE. If we are unable to comply with such conditions, then our shares of common stock are subject to delisting from the NYSE.

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

We did not file our Annual Report within the time frame required by the SEC. As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2013, as well as our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, by the filing dates required by the SEC (including the grace period permitted by Rule 12b-25 under the Exchange Act), we are not eligible to file a Form S-3 registration statement to conduct public offerings until our filings with the SEC have been timely made for a full year. Our ineligibility to use Form S-3 during this time period may have a negative impact on our ability to quickly access the public capital markets because we would be required to file a long-form registration statement and wait for the SEC to declare such registration statement effective. This may limit our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business.

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

NeoPhotonics Corporation
Date:	August 8, 2014	By:	/S/ CLYDE RAYMOND WALLIN
Clyde Raymond Wallin
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	April 15, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010
4.3	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.	Form S-1	333-166096	4.3	April 15, 2010
10.1	First Amendment to Credit Agreement, dated January 16, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	January 17, 2014
10.2	Second Amendment to Credit Agreement, dated February 14, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	February 18, 2014
10.3	Third Amendment to Credit Agreement, dated March 6, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	March 10, 2014
10.4	Fourth Amendment to Credit Agreement, dated May 19, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	May 20, 2014
10.5	Credit Line Agreement, dated June 16, 2014, by and between NeoPhotonics (China) Co., Ltd. and Shanghai Pudong Development Bank Corporation, Shenzhen Branch.					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.