Form 10-Q
period 2014-09-30
NEOPHOTONICS CORP
filed 2014-11-10
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 32,522,714 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(In thousands, except per share data)	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$35,269	$57,101
Short-term investments	—	17,916
Restricted cash and investments	10,401	2,138
Accounts receivable, net of allowance for doubtful accounts	79,174	64,533
Inventories, net	58,819	64,908
Prepaid expenses and other current assets	13,830	9,977
Total current assets	197,493	216,573
Property, plant and equipment, net	62,352	68,851
Restricted cash and investments, non-current	12,250	—
Purchased intangible assets, net	11,600	15,005
Other long-term assets	1,959	1,798
Total assets	$285,654	$302,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,378	$48,569
Notes payable and short-term borrowing	20,677	9,738
Current portion of long-term debt	10,198	10,325
Accrued and other current liabilities	19,002	23,643
Total current liabilities	102,255	92,275
Long-term debt, net of current portion	15,448	24,150
Deferred income tax liabilities	1,165	1,004
Other noncurrent liabilities	7,634	7,987
Total liabilities	126,502	125,416
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0025 par value
At September 30, 2014 and December 31, 2013: 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value
At September 30, 2014: 100,000 shares authorized, 32,523 shares issued and outstanding;
At December 31, 2013: 100,000 shares authorized, 31,572 shares issued and outstanding	81	79
Additional paid-in capital	454,108	447,467
Accumulated other comprehensive income	8,689	11,687
Accumulated deficit	(303,726)	(282,422)
Total stockholders’ equity	159,152	176,811
Total liabilities and stockholders’ equity	$285,654	$302,227

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Revenue	$81,576	$76,814	$227,195	$207,867
Cost of goods sold	61,512	58,635	178,763	162,330
Gross profit	20,064	18,179	48,432	45,537
Operating expenses:
Research and development	11,842	12,227	35,983	33,021
Sales and marketing	3,075	3,580	10,057	10,515
General and administrative	6,712	8,905	23,892	21,853
Restructuring charges	504	450	504	775
Amortization of purchased intangible assets	378	381	1,136	1,128
Adjustment to fair value of contingent consideration	—	1,026	—	1,026
Escrow settlement gain	—	—	(3,886)	—
Acquisition-related transaction costs	—	126	—	5,317
Total operating expenses	22,511	26,695	67,686	73,635
Loss from operations	(2,447)	(8,516)	(19,254)	(28,098)
Interest income	52	66	155	269
Interest expense	(375)	(251)	(937)	(756)
Other income (expense), net	1,735	115	493	(432)
Total interest and other income (expense), net	1,412	(70)	(289)	(919)
Loss before income taxes	(1,035)	(8,586)	(19,543)	(29,017)
Provision for income taxes	(902)	(777)	(1,761)	(870)
Net loss	$(1,937)	$(9,363)	$(21,304)	$(29,887)

Basic and diluted net loss per share	$(0.06)	$(0.30)	$(0.67)	$(0.97)

Basic and diluted weighted average shares used to compute net loss per share	32,383	31,185	31,930	30,848

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net loss	$(1,937)	$(9,363)	$(21,304)	$(29,887)
Foreign currency translation adjustments, net of tax of zero	(2,281)	533	(3,118)	1,394
Defined benefit pension plans adjustment, net of tax of $73	—	—	118	—
Unrealized gains (losses) on investments, net of tax of zero	—	3	3	(51)
Comprehensive loss	$(4,218)	$(8,827)	$(24,301)	$(28,544)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash flows from operating activities
Net loss	$(21,304)	$(29,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,492	14,863
Stock-based compensation expense	4,812	4,265
Deferred taxes	76	(6)
Investment-related amortization and accrued interest	197	859
Loss on disposal of property and equipment	131	125
Allowance for doubtful accounts	(289)	(22)
Adjustment to fair value of penalty payment derivative	287	100
Foreign currency remeasurement and other, net	(1,233)	582
Change in assets and liabilities, net of acquisition related effects:
Accounts receivable	(14,781)	(7,629)
Inventories, net	5,224	(6,183)
Prepaid expenses and other assets	(4,270)	(1,556)
Accounts payable	4,974	13,732
Accrued and other liabilities	(2,744)	5,750
Net cash used in operating activities	(11,428)	(5,007)
Cash flows from investing activities
Purchase of property, plant and equipment	(9,124)	(14,346)
Purchase of marketable securities	(9,654)	(57,893)
Proceeds from sale of marketable securities	9,634	45,247
Proceeds from maturity of securities	9,448	49,155
(Increase) decrease in restricted cash	(12,251)	1,037
Acquisition, net of notes payable	—	(13,128)
Proceeds from disposition of property, plant and equipment	8	92
Net cash (used in) provided by investing activities	(11,939)	10,164
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	1,992	2,200
Tax withholding on restricted stock units	(370)	(483)
Payment of acquisition-related contingent consideration	(1,985)	—
Proceeds from bank loans	8,105	26,443
Repayment of bank loans	(8,651)	(22,360)
Proceeds from issuance of notes payable	18,822	14,152
Repayment of notes payable	(15,851)	(18,457)
Net cash provided by financing activities	2,062	1,495
Effect of exchange rates on cash and cash equivalents	(527)	64
Net (decrease) increase in cash and cash equivalents	(21,832)	6,716
Cash and cash equivalents at the beginning of the period	57,101	36,940
Cash and cash equivalents at the end of the period	$35,269	$43,656
Supplemental disclosure of noncash investing and financing activities:
Transfer of short-term investments to restricted investments	$8,295	$—
Changes in accounts payable and accrued liabilities related to property, plant and equipment	302	(734)
Issuance of notes to the seller of acquired business	—	11,130

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of presentation and significant accounting policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Concentration

In the three months ended September 30, 2014, Huawei Technologies (“Huawei”) and Ciena Corporation accounted for 35% and 17% of the Company’s total revenue, respectively, and the Company’s top ten customers represented 88% of its total revenue. In the nine months ended September 30, 2014, Huawei Technologies, Ciena Corporation and Alcatel-Lucent SA accounted for 36%, 15% and 11% of the Company’s total revenue, respectively, and the Company’s top ten customers represented 88% of its total revenue.

As of September 30, 2014, three customers accounted for 39%, 14% and 10% of the Company’s total accounts receivable. As of December 31, 2013, two customers accounted for 14% and 10% of the Company’s total accounts receivable.

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

Summary of Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2014, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures in its financial statements if conditions or events raise substantial doubt about its ability to continue as a going concern. ASU 2014-15 is effective for the Company’s annual reporting periods ending December 31, 2016, and interim periods thereafter, with early adoption permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). The standard (1) requires companies to account for repurchase-to-maturity transactions as secured borrowings, (2) requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, resulting in secured borrowing accounting for repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. ASU 2014-11 is effective for the interim and annual reporting periods beginning after December 15, 2014. Early adoption is not permitted for public entities. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 will be effective for the Company on January 1, 2017. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of this guidance will not impact the consolidated financial statements unless the Company disposes of operations in the future.

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

Note 2. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(1,937)	$(9,363)	$(21,304)	$(29,887)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	32,383	31,185	31,930	30,848

Basic and diluted net loss per share	$(0.06)	$(0.30)	$(0.67)	$(0.97)

The Company has excluded the impact of the following outstanding employee stock options, restricted stock units, common stock warrants and shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee stock options	3,735	3,980	3,735	3,980
Restricted stock units	668	1,136	668	1,136
Employee stock purchase plan	258	236	258	236
Common stock warrants	4	4	4	4
	4,665	5,356	4,665	5,356

Note 3. Cash, cash equivalents, short-term investments, and restricted cash and investments

The following table summarizes the Company’s cash, cash equivalents, short-term investments, and restricted cash and investments at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$35,269	$50,550
Cash equivalents	—	6,551
Cash and cash equivalents	$35,269	$57,101
Short-term investments	$—	$17,916
Restricted cash and investments:
Restricted cash and investments	$10,401	$2,138
Restricted cash and investments, non-current	12,250	—
Total restricted cash and investments	$22,651	$2,138

The Company classifies cash equivalents and investments in marketable securities as restricted cash and investments on its condensed consolidated balance sheets, respectively, for compensating balance requirements related to (i) its term loan facility with Comerica Bank in the U.S., (ii) the notes payable issued to its suppliers in China and (iii) notes payable to its subsidiary in China in exchange for intercompany accounts payable (see Note 8).

The following table summarizes the Company’s unrealized gains and losses related to its cash equivalents, short-term investments, and restricted cash and investments in marketable securities designated as available-for-sale (in thousands):

	As of September 30, 2014				As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$—	$—	$—	$—	$11	$—	$—	$11
Time deposits	—	—	—	—	6,540	—	—	6,540
Total	—	—	—	—	6,551	—	—	6,551
Short-term investments and restricted cash and investments:
Money market funds	15,495	—	—	15,495	4,577	—	—	4,577
Corporate bonds	2,007	6	—	2,013	6,708	3	(5)	6,706
Foreign bonds and notes	—	—	—	—	4,827	5	—	4,832
Variable rate demand notes	1,700	—	—	1,700	1,801	—	—	1,801
Total	19,202	6	—	19,208	17,913	8	(5)	17,916
Total marketable securities	$19,202	$6	$—	$19,208	$24,464	$8	$(5)	$24,467

The following is based on the maturity dates of the underlying marketable securities (in thousands):

	September 30, 2014	December 31, 2013
Less than 1 year	$15,495	$20,658
Due in 1 to 2 years	2,013	2,008
Due in 2 to 5 years	—	—
Due after 5 years	1,700	1,801
Total	$19,208	$24,467

Realized gains and losses on the sale of marketable securities during the three and nine months ended September 30, 2014 and 2013 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three and nine months ended September 30, 2014 or 2013. As of September 30, 2014, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 4.  Fair value disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2014				As of December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash, cash equivalents, restricted cash and investments
Money market funds	$15,495	$—	$—	$15,495	$4,588	$—	$—	$4,588
Time deposits	—	—	—	—	—	6,540	—	6,540
Corporate bonds	—	2,013	—	2,013	—	6,706	—	6,706
U.S. federal agencies	—	—	—	—	—	—	—	—
Foreign bonds and notes	—	—	—	—	—	4,832	—	4,832
Variable rate demand notes	—	1,700	—	1,700	—	1,801	—	1,801
Total	$15,495	$3,713	$—	$19,208	$4,588	$19,879	$—	$24,467
Mutual funds held in Rabbi Trust	$410	$—	$—	$410	$442	$—	$—	$442

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees.  The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan.  A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at September 30, 2014.  The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013.

The following table presents the Company's liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2014				As of December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent consideration (Note 10)	$—	$—	$—	$—	$—	$—	$1,985	$1,985
Penalty payment derivative (Note 10)	$—	$—	$526	$526	$—	$—	$239	$239

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2014 or December 31, 2013.

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

The fair value of the Company’s variable rate bank borrowings and acquisition-related debt was not materially different than its carrying value as of September 30, 2014 and December 31, 2013 as the interest rates approximated rates currently available to the Company.

Note 5. Business combination

On March 29, 2013 (the “closing date”) the Company acquired certain assets and assumed certain liabilities related to the semiconductor Optical Components Business Unit (the “OCU”) of LAPIS Semiconductor Co., Ltd., a wholly owned subsidiary of Rohm Co., Ltd (“LAPIS”) of Japan with the intention of operating the OCU as an ongoing business. The business is now known as NeoPhotonics Semiconductor Godo Keisha (“NeoPhotonics Semiconductor”).

Total consideration for NeoPhotonics Semiconductor was $24.3 million, including cash of $13.1 million and notes payable of $11.1 million (see Note 8). The cash paid included $2.0 million that was withheld and placed into escrow to cover certain indemnity obligations.

In connection with the acquisition, the Company incurred approximately $5.3 million in acquisition-related transaction costs during the nine months ended September 30, 2013 related to investment banking, legal, accounting and other professional services and transfer taxes related to real property acquired. The acquisition costs were expensed as incurred and were included in operating expenses in the Company’s condensed consolidated statement of operations.

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
$33,077

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation and NeoPhotonics Semiconductor for the nine months ended September 30, 2013 as though the companies had been combined as of the beginning of the period presented. The pro forma financial information includes elimination of $5.3 million of transaction costs and $1.9 million of revenue and $1.8 million of costs related to sales from NeoPhotonics Semiconductor to the Company.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

Nine Months Ended September 30, 2013
Revenue	$220,558
Net loss	$(18,942)
Basic and diluted net loss per share	$(0.61)

Note 6. Balance sheet components

Restricted cash and investments

Restricted cash and investments consist of the following (See Note 8) (in thousands):

	September 30, 2014	December 31, 2013
Restricted in connection with notes payable	$3,401	$2,138
Restricted in connection with Comerica Bank term loan	19,250	—
Total restricted cash and investments	$22,651	$2,138
Reported as:
Restricted cash and investments	$10,401	$2,138
Restricted cash and investments, non-current	12,250	—
Total restricted cash and investments	$22,651	$2,138

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable	$71,262	$57,010
Trade notes receivable	8,130	8,054
Allowance for doubtful accounts	(218)	(531)
Total	$79,174	$64,533

Inventories, net

Inventories, net consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$26,206	$26,379
Work in process	14,554	14,341
Finished goods (1)	18,059	24,188
Total	$58,819	$64,908

(1) Finished goods inventory at customer vendor managed inventory locations was $6.7 million and $5.4 million as of September 30, 2014 and December 31, 2013, respectively.

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$34,164	$(27,747)	$6,417	$34,524	$(25,931)	$8,593
Customer relationships	14,957	(10,873)	4,084	15,004	(9,732)	5,272
Leasehold interest	1,384	(285)	1,099	1,406	(266)	1,140
Non-compete agreements	862	(862)	—	950	(950)	—
	$51,367	$(39,767)	$11,600	$51,884	$(36,879)	$15,005

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold, and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of goods sold	$709	$738	$2,137	$1,937
Operating expenses	378	381	1,136	1,128
Total	$1,087	$1,119	$3,273	$3,065

The estimated future amortization expense of purchased intangible assets as of September 30, 2014, is as follows (in thousands):

2014 (remaining three months)	$1,082
2015	4,373
2016	3,628
2017	765
2018	560
Thereafter	1,192
$11,600

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Employee-related accrued expenses	$10,502	$12,297
Other accrued expenses	7,974	11,346
Penalty payment derivative	526	—
	$19,002	$23,643

Warranty Accrual

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$1,811	$1,461	$1,737	$1,072
Warranty accruals	100	703	631	1,137
Settlements and adjustments	(89)	(219)	(546)	(264)
Ending balance	$1,822	$1,945	$1,822	$1,945

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Pension and other employee-related accrued expenses	$5,635	$6,206
Penalty payment derivative	—	239
Other	1,999	1,542
	$7,634	$7,987

Note 7. Restructuring

In the three months ended September 30, 2014, the Company initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus on its strategy execution, optimize its structure, and improve operational efficiencies. The 2014 Restructuring Plan consists of workforce reductions primarily in the U.S and in China. In the three and nine months ended September 30, 2014, the Company recorded $0.8 million in restructuring charges, within costs of goods sold and operating expenses, related to the 2014 Restructuring Plan. In the three and nine months ended September 30, 2013, restructuring charges, recorded in costs of goods sold and operating expenses, were $1.1 million and $1.4 million, respectively. The 2014 Restructuring Plan is expected to be completed in the fourth quarter of 2014.

The following table summarizes activity associated with restructuring obligations during the nine months ended September 30, 2014 (in thousands):

	Workforce Reduction	Facilities	Contract Termination	Total
Restructuring obligations, December 31, 2013	$—	$211	$66	$277
Restructuring costs incurred	796	—	—	796
Cash payments	(779)	(82)	(66)	(927)
Restructuring obligations, September 30, 2014	$17	$129	$—	$146

Note 8. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	September 30, 2014		December 31, 2013
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate
Notes payable	$12,553	—	$9,738	—
Short-term borrowing	8,124	7.00%	—	—
Total notes payable and short-term borrowing	$20,677		$9,738
Long-term debt:
Acquisition-related	$6,396	1.50%	$9,975	1.50%
Bank borrowings	19,250	3.15%	24,500	2.92%
Total long-term debt	25,646		34,475
Less: current portion of long-term debt	(10,198)		(10,325)
Total long-term debt, net of current portion	$15,448		$24,150

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

In June 2014, the Company’s subsidiary in China renewed a short-term line of credit facility with a banking institution which expires in June 2015.  Under the agreement, RMB 160.0 million ($26.0 million) can be used for bank acceptance drafts (with a 25% to 30% compensating balance requirement) and up to RMB 120.0 million ($19.5 million) can be used for short-term loans, which will bear interest at varying rates.  In September 2014, the Company’s China subsidiary renewed its second short-term line of credit facility with a banking institution, under which RMB 150.0 million ($24.4 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement) or short-term loans. This line of credit facility expires in September 2015. As of September 30, 2014, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, under these line of credit facilities, had an outstanding balance of $12.6 million.

In May 2014, one of the Company’s subsidiaries in China issued a bank acceptance draft of RMB 50 million ($8.1 million) to its subsidiary. This bank acceptance draft required a compensating balance of RMB 15 million ($2.4 million) prior to its cancellation in August 2014.

As of September 30, 2014 and December 31, 2013, compensating balances relating to these bank acceptance drafts issued to suppliers and the Company’s subsidiaries totaled $3.4 million and $2.1 million, respectively. Compensating balances are classified as restricted cash and investments on the Company’s condensed consolidated balance sheets.

Short-term borrowing

In May 2014, the Company’s subsidiary in China borrowed CNY 50 million ($8.1 million) under a working capital loan agreement with a bank, which was outstanding as of September 30, 2014.  The loan bears interest at 7% per annum.  Interest is payable monthly and the principal is due on November 23, 2014. The loan was repaid in full in November 2014.

In October 2014, the Company’s subsidiary in China entered into a short-term advance financing agreement, under one of its line of credit facilities, to borrow $5.0 million against export sales to its parent company. This financing agreement bears interest at 4.02% per annum. Interest and the principal are due on April 27, 2015.

Acquisition-related

In connection with the acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company was obligated to pay 1,050 million Japanese Yen in three equal installments on the anniversaries of the closing date for the purchase of the real estate used by NeoPhotonics Semiconductor, of which 700 million Japanese Yen ($6.4 million) was outstanding at September 30, 2014.  The obligation bears interest at 1.5% per year, payable annually, and is secured by the acquired real estate property.

Bank borrowings

The Company has a credit agreement with Comerica Bank as lead bank in the U.S., which has been amended several times. The components of the available credit facilities are as follows:

—

A revolving credit facility under which there was no outstanding borrowing at September 30, 2014 or December 31, 2013 and $20.0 million was available for borrowing at September 30, 2014, subject to covenant requirements. Amounts borrowed, if any, are due on or before March 2016 and bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of September 30, 2014 the rate on the LIBOR option was 2.90%.

—

A term loan facility of $28.0 million, under which $19.3 million and $24.5 million was outstanding at September 30, 2014 and December 31, 2013, respectively. Interest is payable monthly in arrears and the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan bear interest at an interest rate option of a base rate as defined in the agreement plus 2.0% or LIBOR plus 3.0%. As of September 30, 2014 the rate on the LIBOR option was 3.15%.

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

On May 19, 2014, the Company executed an amendment to the credit agreement that waived the testing of certain covenants for compliance, provided that the Company maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access.  The Company intends to restructure the bank credit agreement, including the compensating balance requirements.  In the absence of a restructured agreement, the Company believes it will need to continue to maintain the compensating balances at least through the end of 2014. As of September 30, 2014, the amount of the Company’s cash and investments in its compensating balance accounts for the term loan facility with Comerica Bank was $19.3 million, which is classified as current and non-current restricted cash and investments on the Company’s September 30, 2014 condensed consolidated balance sheet (see Note 6).

At September 30, 2014, maturities of long-term debt were as follows (in thousands):

2014 (remaining three months)	$1,750
2015	10,198
2016	10,198
2017	3,500
$25,646

Note 9. Japan pension plans

In connection with its acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company assumed responsibility for two defined benefit plans that provide retirement benefits to its NeoPhotonics Semiconductor employees in Japan: the Retirement Allowance Plan (“RAP”) and the Defined Benefit Corporate Pension Plan (“DBCPP”). The RAP is an unfunded plan administered by the Company.  Effective February 28, 2014, the DBCPP was converted to a defined contribution plan (“DCP”).  In May 2014, in accordance with the acquisition agreements, LAPIS transferred approximately $2.0 million into the newly formed DCP which is the allowable amount that can be transferred according to the Japanese regulations. LAPIS also paid the Company approximately $0.3 million in connection with the conversion of the plan. Additionally, the Company transferred the net unfunded projected benefit obligation amount from the DBCPP to the RAP and froze the RAP benefit at the February 28, 2014 amount.

As a result of these changes to the DBCPP and the RAP, the Company recorded a curtailment gain of $0.1 million in the first quarter of 2014. The pension liability at September 30, 2014 was $5.3 million and recorded in accrued and other current liabilities and in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

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

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of September 30, 2014, the Company did not have any material indemnification claims that were probable or reasonably possible.

Leases

The Company leases various facilities under non-cancelable operating leases expiring through 2023.  Future minimum payments under these operating leases totaled $8.3 million as of September 30, 2014. Rent expense was $0.5 million for the three months ended September 30, 2014 and 2013 and $1.6 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively. Asset retirement obligations associated with the leases are not material.

Settlement with Santur

In May 2014, the Company entered into a settlement agreement covering the outstanding claims in connection with its 2011 acquisition of Santur Corporation (“Santur”). Under the terms of the settlement agreement, a net amount of $1.9 million was paid to the Company from the escrow account that was set up under the original merger agreement. This amount comprised of a $3.9 million gain related to indemnification claims by the Company (“Indemnification Amount”) which were partially offset by $2.0 million in additional consideration to Santur that was contingent upon Santur’s gross profit performance during 2012 (“Contingent Consideration Amount”).   The Company had recorded the entire $2.0 million Contingent Consideration Amount as of December 31, 2013. The $3.9 million Indemnification Amount was recognized as settlement gain in the second quarter of 2014.

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

The purchaser of the common stock in the private placement has non-transferable veto rights over the Company’s Russian subsidiary’s annual budget during the investment period and must approve non-cash asset transfers to be made in satisfaction of the Investment Commitment.  Spending and/or commitments to spend for general working capital and research and development do not require approval by the purchaser. There are no legal restrictions on the specific usage of the $39.8 million received in the private placement transaction or on withdrawal from the Company’s bank accounts for use in general corporate purposes.

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

The Company has accounted for the $5.0 million Penalty Payment as an embedded derivative instrument, with the underlying being the performance or nonperformance of meeting the Investment Commitment by the extended deadline of March 31, 2015. The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other income (expense), net. The estimated fair value of this derivative was $0.5 million and $0.2 million at September 30, 2014 and December 31, 2013, respectively.

Note 11. Stockholders’ equity

Common Stock

As of September 30, 2014, the Company had reserved 6,527,637 common stock shares for issuance under its stock option plans, 600,093 common stock shares for issuance under its stock purchase plan and 4,482 common stock shares to be issued upon exercise of the outstanding warrants.

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

Note 12. Stock-based compensation

The following table summarizes the stock-based compensation expense recognized in the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Cost of goods sold	$203	$471	$988	$845
Research and development	339	417	1,454	1,435
Sales and marketing	417	253	1,377	835
General and administrative	229	449	993	1,150
	$1,188	$1,590	$4,812	$4,265

Determining Fair Value

The Company estimates the fair value of its stock options, stock appreciation units and employee stock purchases related to the Employee Stock Purchase Plan (the “ESPP Purchase Rights”) using a Black-Scholes-Merton model or a lattice-binomial option-pricing model (the “Lattice-Binomial Model”). The following assumptions are used in estimating the fair value of stock-based awards in the three and nine months ended September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options
Weighted-average expected term (years)	5.78	6.55	5.52	6.48
Weighted-average volatility	66%	71%	68%	72%
Risk-free interest rate	1.62%-1.88%	1.82%	1.62%– 1.88%	1.08%-1.82%
Expected dividends	—%	—%	—%	—%
Stock appreciation units
Weighted-average expected term (years)	2.47	1.92	2.46	2.29
Weighted-average volatility	54%	52%	56%	57%
Risk-free interest rate	0.47%-0.88%	0.15%-0.66%	0.13%–0.90%	0.14%-0.66%
Expected dividends	—%	—%	—%	—%
ESPP Purchase Rights
Weighted-average expected term (years)	—	0.73	0.69	0.73
Weighted-average volatility	—	48%	54%	48%
Risk-free interest rate	—	0.09%–0.16%	0.05%–0.13%	0.09%–0.16%
Expected dividends	—	—%	—%	—%

Stock Options and Restricted Stock Units (RSUs)

The following table summarizes the Company’s stock option and RSU activity during the nine months ended September 30, 2014:

	Stock Options		Restricted Stock Units
	Number of shares	Weighted average exercise price	Number of units	Weighted average grant date fair value
Balance at December 31, 2013	4,103,454	$5.92	1,169,649	$6.42
Granted	129,444	4.37	72,152	4.82
Exercised/Converted	(173,723)	4.25	(512,807)	6.40
Forfeited and canceled	(323,771)	5.99	(61,469)	6.44
Balance at September 30, 2014	3,735,404	5.94	667,525	6.27

Stock appreciation units (“SAUs”)

SAUs are liability classified share-based awards. The Company did not grant any SAUs during the nine months ended September 30, 2014. As of September 30, 2014 and December 31, 2013, there were 388,276 and 420,397 SAUs outstanding. Outstanding SAUs were re-measured each reporting period at fair value.

Employee Stock Purchase Plan (“ESPP”)

Due to the delay in filing its Annual Report on Form 10-K, in May 2014 the Compensation Committee of the Company’s Board of Directors (the “Committee”) rescheduled the May 15 purchase date under the current offering period to June 17, 2014. Additionally, the Committee waived the existing purchase limits for the upcoming purchase date only and created a modification of the purchase price formula for the current offering period. In connection with this modification, the Company recorded an immaterial charge as stock based compensation expense in its condensed consolidated statements of operations in the second quarter of 2014.

Note 13. Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Provision for income taxes	$(902)	$(777)	$(1,761)	$(870)

The Company’s income tax provision in the three and nine months ended September 30, 2014 and 2013 was primarily related to income taxes of the Company’s non-U.S. operations.

The Company conducts its business globally and its operating income is subject to varying rates of tax in the United States, China and Japan. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Historically, the Company has experienced net losses in the United States and in the short term, expects this trend to continue. One of the Company’s subsidiaries in China has historically qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. In November 2014, the Company received the final approval for the preferential tax rate for 2014 to 2016.

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

As of September 30, 2014, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2013.

Note 14. Subsequent event

Acquisition

On October 22, 2014, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), with EMCORE Corporation, as approved by the Company’s Board of Directors. Consummation of this Purchase Agreement is subject to customary closing conditions and is expected to close by early January 2015.

Under the Purchase Agreement, the Company agreed to purchase certain assets and assume certain liabilities of EMCORE’s tunable laser and transceiver product lines for $17.5 million in total consideration. Purchase consideration would consist of $1.5 million in cash at closing with the balance to be paid pursuant to a promissory note with a two-year term. The promissory note will bear interest of 5% per annum for the first year and 13% per annum for the second year. The interest will be payable semi-annually in cash, and the promissory note will mature two years from the closing of the transaction. In addition, the promissory note will be subject to prepayment under certain circumstances and will be secured by certain of the assets to be sold pursuant to the Purchase Agreement. Under the Purchase Agreement, the purchase price is subject to certain adjustments for inventory, net accounts receivable, pre-closing revenues and the principal amount due under the promissory note will be increased and decreased, as applicable, by an amount corresponding to any such adjustment. The Company will account for the transaction as a business combination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended September 30, 2014 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

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

In the three months ended September 30, 2014, our revenue growth of 6% over the three months ended September 30, 2013 was primarily due to the demand for our High Speed products, including our 100Gbps Speed products, as carriers continued to accelerate deployments of 100Gpbs high capacity optical transport networks worldwide.

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

In October 2014, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), with EMCORE Corporation (“EMCORE”). Consummation of the Purchase Agreement is subject to customary closing conditions and is expected to close by early January 2015. Under the Purchase Agreement, we agreed to purchase certain assets and assume certain liabilities of EMCORE’s tunable laser and transceiver product lines for $17.5 million in total consideration, which is subject to certain adjustments for inventory, net accounts receivable, pre-closing revenues and the principal amount due under the promissory note will be increased and decreased, as applicable, by an amount corresponding to any such adjustment. Purchase consideration would consist of $1.5 million in cash at closing with the balance to be paid pursuant to a promissory note with a two-year term.

In July 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to improve our operating costs, reduce our workforce and to better align our resources for our needs in the changing market. As a result, we have recorded $0.8 million in restructuring expenses in the three and nine months ended September 30, 2014 for severance and related charges. We expect to complete the 2014 Restructuring Plan in the remainder of 2014 as part of our effort to reorganize our business structure to address operational and profitability challenges while continuing our focus on key growth markets.

Critical accounting policies and estimates

In the three and nine months ended September 30, 2014, there have been no material changes to our critical accounting policies and estimates from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Total revenue	$81,576	$76,814	$227,195	$207,867

We have generated most of our revenue from a limited number of customers. Customers accounting for more than 10% of our total revenue and revenue from our top ten customers for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd	35%	23%	36%	26%
Ciena Corporation	17%	13%	15%	16%
Alcatel-Lucent SA	9%	17%	11%	14%
Percent of revenue from top ten customers	88%	85%	88%	85%

As of September 30, 2014, Huawei, ZTE Corporation and Sanmina-SCI Corporation accounted for 39%, 14% and 10% of our total accounts receivable, respectively. As of December 31, 2013, Huawei and ZTE Corporation accounted for 14% and 10% of our total accounts receivable, respectively.

Three Months Ended September 30, 2014 Compared With Three Months Ended September 30, 2013

Our revenue increased $4.8 million, or 6%, in the three months ended September 30, 2014, compared with the three months ended September 30, 2013 due to increases in revenue from our High Speed products, including our 100Gbps Speed products, as carriers continued to accelerate deployments of 100Gbps high capacity optical transport networks worldwide and deployments of 4G-LTE networks.

Nine Months Ended September 30, 2014 Compared With Nine Months Ended September 30, 2013

Our revenue increased $19.3 million, or 9%, in the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013 due to increases in revenue from our High Speed products, including our 100Gbps Speed products and High Speed Transceivers, as carriers continued to accelerate deployments of 100Gbps high capacity optical transport networks worldwide and deployments of 4G-LTE networks in China. NeoPhotonics Semiconductor, many of whose products are 100Gbps and are in our Speed and Agility category, was acquired on March 29, 2013 and only contributed to a portion of the revenue in the nine months ended September 30, 2013.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Cost of goods sold	$61,512	75%	$58,635	76%	$178,763	79%	$162,330	78%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross margin	25%	24%	21%	22%

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

Three and Nine Months Ended September 30, 2014 Compared With Three and Nine Months Ended September 30, 2013

Gross margin increased one percentage point in the three months ended September 30, 2014 compared with the same period in 2013 primarily due to product mix, lower manufacturing costs and customer mix. Restructuring charges included within cost of goods sold were $0.3 million and $0.6 million in the three months ended September 30, 2014 and 2013, respectively.

Gross margin decreased one percentage point in the nine months ended September 30, 2014 compared with the same period in 2013 primarily due to product mix. Restructuring charges included within cost of goods sold were $0.3 million and $0.6 million in the nine months ended September 30, 2014 and 2013, respectively.

Operating expenses

Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. Our operating expenses are denominated primarily in RMB, JPY and U.S. dollars.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Research and development	$11,842	15%	$12,227	16%	$35,983	16%	$33,021	16%
Sales and marketing	3,075	4%	3,580	5%	10,057	4%	10,515	5%
General and administrative	6,712	8%	8,905	12%	23,892	11%	21,853	10%
Restructuring charges	504	1%	450	1%	504	0%	775	0%
Amortization of purchased intangible assets	378	0%	381	0%	1,136	1%	1,128	1%
Adjustment to fair value of contingent consideration	—	—%	1,026	1%	—	—%	1,026	0%
Escrow settlement gain	—	0%	—	0%	(3,886)	(2)%	—	0%
Acquisition-related transaction costs	—	0%	126	0%	—	0%	5,317	3%
Total operating expenses	$22,511	28%	$26,695	35%	$67,686	30%	$73,635	35%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended September 30, 2014 Compared With Three Months Ended September 30, 2013

Research and development expense decreased $0.4 million, or 3%, in the three months ended September 30, 2014 compared with the three months ended September 30, 2013 primarily due to a $0.5 million decrease in development expenses and a $0.2 million increase in depreciation expense, partially offset by a $0.2 million increase in bonus accrual.

Nine Months Ended September 30, 2014 Compared With Nine Months Ended September 30, 2013

Research and development expense increased $3.0 million, or 9%, in the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013, primarily attributable to a $1.3 million increase in development expenses for key projects, a $0.9 million increase in facility and equipment depreciation expenses to support our development initiatives and a $0.2 million increase due to the acquisition of NeoPhotonics Semiconductor in March 2013.

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

Three Months Ended September 30, 2014 Compared With Three Months Ended September 30, 2013

Sales and marketing expense decreased $0.5 million, or 14%, in the three months ended September 30, 2014 compared with the three months ended September 30, 2013 primarily due to a $0.4 million decrease in provision for doubtful accounts and a $0.2 million decrease in payroll expense resulting from past restructuring efforts, partially offset by a $0.1 million increase in allocated service costs.

Nine Months Ended September 30, 2014 Compared With Nine Months Ended September 30, 2013

Sales and marketing expense decreased $0.5 million, or 4%, in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 primarily attributable to a $0.4 million decrease in payroll expense resulting from past restructuring efforts, a $0.3 million decrease in provision for doubtful accounts and a $0.2 million reduction in commission expense, partially offset by a $0.4 million increase in allocated service costs and a $0.1 million increase in employee related expenses.

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

Three Months Ended September 30, 2014 Compared With Three Months Ended September 30, 2013

General and administrative expense decreased $2.2 million, or 25%, in the three months ended September 30, 2014 compared with the three months ended September 30, 2013 primarily due to a $1.7 million decrease in consulting services, a $0.3 million decrease in accounting and legal fees, a $0.3 million decrease in maintenance costs, a $0.2 million decrease in equipment expense and a $0.2 million decrease in facility expenses, partially offset by a $0.3 million increase in depreciation expense and a $0.2 million increase in recruiting, bonus and employee related expenses.

Nine Months Ended September 30, 2014 Compared With Nine Months Ended September 30, 2013

General and administrative expense increased $2.0 million, or 9%, in the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013, primarily due to a $1.3 million increase in accounting and consulting fees related to the restatement of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2013 and resources to assist us in the process of strengthening our internal controls. Employee costs increased $0.6 million as NeoPhotonics Semiconductor was acquired on March 29, 2013 and incurred related expenses for only a portion of 2013. In addition, depreciation expense increased $0.6 million due to past capital expenditures, partially offset by a $0.5 million decrease in maintenance costs.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives.  Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, and expense from amortization of customer relationships is recorded within operating expenses.  Amortization of purchased intangibles included in operating expenses was relatively consistent in the three and nine months ended September 30, 2014 compared to the same periods in 2013.

Escrow Settlement Gain

In May 2014, we entered into a settlement agreement covering the outstanding claims in connection with our 2011 acquisition of Santur Corporation (“Santur”). Under the terms of the settlement agreement, a net amount of $1.9 million was paid to us from the escrow account that was setup under the original merger agreement. This amount comprised of $3.9 million related to indemnification claims by us (the “Indemnification Amount”) which was partially offset by a $2.0 million liability related to additional consideration to Santur that was contingent upon Santur’s gross profit performance in 2012 (the “Contingent Consideration”). We had recorded the entire Contingent Consideration as of December 31, 2013. The $3.9 million Indemnification Amount was recorded as a settlement gain in the second quarter of 2014.

Restructuring

In the three and nine months ended September 30, 2014, we incurred $0.8 million in severance and related restructuring expenses in connection with our 2014 Restructuring Plan. In the three and nine months ended September 30, 2013, we incurred restructuring charges of $1.1 million and $1.4 million, respectively, to reduce workforce and close certain facilities in the U.S. and in China. Restructuring charges in the 2014 and 2013 periods are included in cost of goods sold and operating expenses.

Acquisition-related transaction costs

In connection with our acquisition of NeoPhotonics Semiconductor in 2013, we incurred $5.3 million in acquisition-related transaction costs during the nine months ended September 30, 2013 related to investment banking, legal, accounting and other professional services and fees as well as transfer and acquisition taxes related to real property acquired.

Interest and other expense, net

Interest income consists of income earned on our cash, cash equivalents, short-term investments as well as restricted cash and investments. Interest expense consists of amounts paid for interest on our bank and other borrowings. Other income (expense), net is primarily made up of government subsidies as well as foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and of our subsidiaries in Japan is the JPY.  The foreign currency transaction gains and losses of our subsidiaries in China and Japan primarily result from their transactions in U.S. dollars.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Interest income	$52	$66	$155	$269
Interest expense	(375)	(251)	(937)	(756)
Other income (expense), net	1,735	115	493	(432)
Total	$1,412	$(70)	$(289)	$(919)

Three Months Ended September 30, 2014 Compared With Three Months Ended September 30, 2013

Total interest and other income (expense), net increased by $1.5 million in the three months ended September 30, 2014, compared with the three months ended September 30, 2013, primarily due to a $1.8 million foreign exchange gains mainly attributable to weaker Japanese Yen in the 2014 period.

Nine Months Ended September 30, 2014 Compared With Nine Months Ended September 30, 2013

Total interest and other income (expense), net increased by $0.6 million in the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013, mainly due to $0.9 million increase in other income attributable to foreign exchange gains mainly driven by weaker Japanese Yen, partially offset by a $0.3 million charge to adjust the fair value of our penalty payment derivative in the 2014 period.

Income taxes

We conduct our business globally and our operating income is subject to varying rates of tax in the United States, China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries has historically qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate for 2014 to 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Provision for income taxes	$(902)	$(777)	$(1,761)	$(870)

Our income tax expense in the three and nine months ended September 30, 2014 was primarily related to income taxes of our non-U.S. operations.

Liquidity and capital resources

At September 30, 2014, we had working capital of $95.2 million and total cash and cash equivalents of $35.3 million, of which 20% was held in accounts by our subsidiaries in China and 20% was held in accounts by our subsidiaries in Japan.

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

We have a bank credit agreement with Comerica Bank as the lead bank. As of September 30, 2014, this credit agreement included the following:

—

A revolving credit facility under which there was no outstanding borrowing at September 30, 2014 or December 31, 2013 and $20.0 million was available for borrowing at September 30, 2014, subject to covenant requirements. Amounts borrowed, if any, are due on or before March 2016 and bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of September 30, 2014, the rate on the LIBOR option was 2.90%.

—

A term loan facility under which $19.3 million was outstanding at September 30, 2014. Interest is payable monthly in arrears and the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan bear interest at an interest rate option of a base rate as defined in the agreement plus 2.0% or LIBOR plus 3.0%. As of September 30, 2014, the rate on the LIBOR option was 3.15%.

Our credit agreement requires the maintenance of specified financial covenants, including a debt to EBITDA ratio and liquidity ratios.  The agreement also restricts our ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of our U.S. assets, other than intellectual property assets.

On May 19, 2014, we executed an amendment to the credit agreement that waived the testing of certain covenants for compliance, provided that we maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access.  We intend to restructure the bank credit agreement, including the compensating balance requirements.  In the absence of a restructured agreement, we believe we may need to continue to maintain the compensating balances at least through the end of 2014.  As of September 30, 2014, the amount of our cash and investments in these compensating balance accounts, for the term loan with Comerica Bank, was $19.3 million, which is classified as current and non-current restricted cash and investments on our September 30, 2014 condensed consolidated balance sheet.

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

At September 30, 2014, one of our subsidiaries in China had a short-term line of credit facility with a banking institution which expires in June 2015.  Under the agreement, RMB 160.0 million ($26.0 million) can be used for bank acceptance drafts (with a 25% to 30% compensating balance requirement) and up to RMB 120.0 million ($19.5 million) can be used for short-term loans, which will bear interest at varying rates. In September 2014, the Company’s China subsidiary renewed its second line of credit facility with a banking institution, under which RMB 150 million ($24.4 million) can be used for bank acceptance draft (with a 30% compensating balance requirement) or short-term loans. This line of credit facility expires in September 2015. As of September 30, 2014, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $12.6 million.

In May 2014, one of our subsidiaries in China issued a bank acceptance draft of $8.1 million to its subsidiary. This bank acceptance draft required a compensating balance of RMB 15 million ($2.4 million) prior to its cancellation in August 2014.

As of September 30, 2014 and December 31, 2013, the compensating balance for these bank acceptance drafts totaled $3.4 million and $2.1 million, respectively, and was classified as restricted cash and investments on our condensed consolidated balance sheets.

In May 2014, our subsidiary in China borrowed CNY 50 million ($8.1 million) under a working capital loan agreement with a bank.  The loan bears interest at 7% per annum.  Interest is payable monthly and the principal is due on November 23, 2014. The loan was repaid in full in November 2014.

In October 2014, our subsidiary in China entered into a short-term advance financing agreement under one of its line of credit facilities to borrow $5.0 million against export sales to its parent company. The loan bears interest at 4.02% per annum. Interest and the principal are due on April 27, 2015.

In connection with the acquisition of NeoPhotonics Semiconductor on March 29, 2013, we were obligated to pay 1,050 million Japanese Yen in three equal installments on the anniversaries of the closing date for the purchase of the real estate used by NeoPhotonics Semiconductor, of which 700 million Japanese Yen ($6.4 million) was outstanding at September 30, 2014.  The obligation bears interest at 1.5% per year, payable annually, and is secured by the acquired real estate property.

On October 22, 2014, we entered into the Purchase Agreement with EMCORE Corporation to purchase certain assets and assume certain liabilities of EMCORE’s tunable laser and transceiver product lines for $17.5 million in total consideration. Purchase consideration would consist of $1.5 million in cash at closing with the balance to be paid pursuant to a promissory note with a two-year term. The promissory note will bear interest of 5% per annum for the first year and 13% per annum for the second year. The interest will be payable semi-annually in cash, and the promissory note will mature two years from the closing of the transaction. In addition, the promissory note will be subject to prepayment under certain circumstances and will be secured by certain of the assets to be sold pursuant to the Purchase Agreement. Under the Purchase Agreement, the purchase price is subject to certain adjustments for inventory, net accounts receivable, pre-closing revenues and the principal amount due under the promissory note will be increased and decreased, as applicable, by an amount corresponding to any such adjustment. Consummation of the Purchase Agreement is subject to customary closing conditions and is expected to close by early January 2015.

From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months. Historically, we have collected on the notes receivable in full at the time of maturity.

We believe that our existing cash, cash equivalents and expected cash flows from our operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months, even with the compensating balance requirements discussed above.  Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to increase our manufacturing capacity and our foreign operations, the continuing market acceptance of our products and acquisitions of businesses and technology. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net cash used in operating activities	$(11,428)	$(5,007)
Net cash (used in) provided by investing activities	(11,939)	10,164
Net cash provided by financing activities	2,062	1,495
Effect of exchange rates on cash and cash equivalents	(527)	64
Net (decrease) increase in cash and cash equivalents	$(21,832)	$6,716

Operating activities

Net cash used in operating activities was $11.4 million in the nine months ended September 30, 2014, which was a $6.4 million increase compared with the nine months ended September 30, 2013. The increase was primarily due to a $17.3 million reduction in cash flows related to accounts payable as well as accrued and other liabilities primarily attributable to timing of payments and a $7.2 million reduction in accounts receivable related cash flows attributable to higher accounts receivable balance driven by increased sales and timing of collections. The increase was partially offset by an $11.4 million decrease in inventories related cash outflows due to inventory reduction measures and an $8.6 million decrease in net loss during the 2014 period.

Investing activities

Net cash used in investing activities increased $22.1 million to $11.9 million in the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. The increase was primarily due to a $75.3 million decrease in proceeds from the sale and maturity of marketable securities and a $13.3 million increase in restricted cash pertaining to the compensating balance requirements under our term loan arrangement and our line of credit facilities, partially offset by a $48.2 million decrease in marketable securities purchases, a net cash payment of $13.1 million for the acquisition of NeoPhotonics Semiconductor in 2013 and a $5.2 million decrease in capital equipment purchases.

Financing activities

Net cash provided by financing activities increased $0.6 million to $2.1 million in the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. The increase was primarily due to a $13.7 million decrease in bank loan repayments, a $4.7 million increase in proceeds from issuance of notes payable and a $2.6 million decrease in notes payable repayments, partially offset by a $18.3 million decrease in proceeds from bank loans and a $2.0 million payment for the contingent consideration liability related to the Santur acquisition.

Contractual obligations and commitments

As of September 30, 2014, our principal commitments consist of obligations under operating leases, purchase commitments, debt and other contractual obligations. There have been no significant changes to these obligations during the nine months ended September 30, 2014 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as follows:

•

In May 2014, we executed an amendment to the credit agreement with Comerica Bank that waived the testing of certain covenants for compliance provided that we maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access. As of September 30, 2014, our cash and investments in these compensating balance accounts was $19.3 million, which have been classified as current and non-current restricted cash and investments on our September 30, 2014 condensed consolidated balance sheet.

•

In May 2014, our subsidiary in China borrowed CNY 50 million ($8.1 million) under a working capital loan agreement with a bank, which was outstanding as of September 30, 2014. The loan bears interest at 7% per annum. Interest is payable monthly and the principal is due on November 23, 2014. The loan was repaid in full in November 2014.

•

In June 2014, our subsidiary in China renewed a short-term line of credit facility with a banking institution which expires in June 2015.  Under the agreement, RMB 160.0 million ($26.0 million) can be used for bank acceptance drafts (with a 25% to 30% compensating balance requirement) and up to RMB 120.0 million ($19.5 million) can be used for short-term loans, which will bear interest at varying rates. In September 2014, our China subsidiary renewed its second short-term line of credit facility with a banking institution, under which RMB 150.0 million ($24.4 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement) or short-term loans. This line of credit facility expires in September 2015. As of September 30, 2014, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, under these line of credit facilities, was $12.6 million, which has been classified as notes payable on our September 30, 2014 condensed balance sheet.

Off-balance sheet arrangements

During the three and nine months ended September 30, 2014, we did not have any significant off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses in our internal control over financial reporting were identified during 2013 and had not been remediated at September 30, 2014:

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

Remedial Measures

Our management continued significant efforts during 2013 and the first three quarters of 2014 to establish a framework to improve internal controls over financial reporting. We committed considerable resources to the design, implementation, documentation, and testing of our internal controls. Additional efforts were required to remediate and re-test certain internal control deficiencies. Our management believes that these efforts have improved our internal control over financial reporting. With the oversight of senior management and our audit committee, we have taken steps and plan to take additional measures to remediate the underlying causes of the material weaknesses described above. Our management, audit committee and board of directors have taken the following steps as part of our ongoing remediation efforts to address these material weaknesses:

—	Hired a new Chief Financial Officer;
—	Hired a new World-Wide Corporate Controller;
—	Hired a Business Unit Controller;
—	Hired a VP Finance and Cost Accounting;
—	Hired a Director of Internal Audit;
—	Hired a Director of Technical Accounting;
—	Implemented enhanced communication and monitoring processes and the appropriate documentation of such to ensure the audit committee’s effectiveness in executing its oversight responsibilities; and
—	Engaged an external team of experienced senior finance and accounting consultants to review and analyze our consolidated financial statement close and reporting processes.
—

Increased management oversight by expanding our disclosure process to include all senior management with responsibility for responding to issues during the financial reporting process and enhanced required certifications from all executive management;

While these steps have helped address some of the root causes of the material weaknesses noted above, they have not fully remediated the material weaknesses that existed as of December 31, 2013. We intend to take the following additional steps to remediate these material weaknesses:

—	Add additional key positions to the finance team;
—

Continue to increase management oversight through our disclosure process, which includes all senior management with responsibility for responding to issues during the financial reporting process and enhanced required certifications from all executive management;

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

Changes in Internal Control over Financial Reporting

Other than the remedial measures described above, there have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and we may incur additional losses in future periods. As of September 30, 2014, our accumulated deficit was $303.7 million. We also expect to continue to make significant expenditures related to the ongoing operations and development of our business. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations.

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

Our products are typically sold pursuant to individual purchase orders or by use of a vendor-managed inventory, or VMI, model, which is a process by which we ship agreed quantities of products to a customer-designated location and those products remain our inventory and we retain the title and risk of loss for those products until the customer takes possession of the products. While our customers generally provide us with their demand forecasts and may give us a promised market share award, they are typically not contractually committed to buy any quantity of products beyond firm purchase orders. Many of our customers may increase, decrease, cancel or delay purchase orders already in place. We have experienced and expect to continue to experience wide fluctuations in demand from customers using VMI, particularly Huawei Technologies, even in instances where we have built and shipped products to the customer-designated locations as VMI. In recent periods, there has been an increase in the number of our customers utilizing VMI, which may increase our exposure to risks of wide fluctuations in demand from VMI customer locations. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders, as well as fluctuations in VMI utilization by our customers, may cause us to incur an adverse effect on our revenues, as well as adversely affect our overall results of operations.

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

*We are dependent on Huawei Technologies, Ciena, Alcatel-Lucent SA and our other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In the nine months ended September 30, 2014, Huawei Technologies, Ciena Corporation and Alcatel-Lucent SA accounted for 36%, 15% and 11% of our revenue, respectively, and our top ten customers represented 88% of our total revenue. In 2013, Huawei Technologies, Alcatel-Lucent SA and Ciena Corporation accounted for 27%, 14% and 16% of our revenue, respectively, and our top ten customers represented 86% of our total revenue. In 2012, Huawei Technologies, Alcatel-Lucent SA and Ciena Corporation accounted for 36%, 16% and 15% of our revenue, respectively and our top ten customers represented 90% of our total revenue. As a result, the loss of, or a significant reduction in orders from Huawei Technologies, Alcatel-Lucent SA, Ciena Corporation or any of our other key customers would materially and adversely affect our revenue and results of operations. Adverse events affecting our customers could also adversely affect our revenue and results of operations.

*We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. We operate in an industry, however, that makes our prospects difficult to evaluate. Our total cash, cash equivalents, short-term investments, restricted cash and restricted investments was $57.9 million and $77.2 million as of September 30, 2014 and December 30, 2013, respectively. Our cash, cash equivalents and short-term investments decreased from $75.0 million as of December 31, 2013 to $35.3 million as of September 30, 2014. This decrease was attributable in part to our agreement with our primary lender in 2014 to restrict some of our cash and cash equivalents in exchange for the lender’s wavier of certain financial covenants. Our restricted cash and investments increased from $2.1 million as of December 31, 2013 to $22.7 million as of September 30, 2014. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to continue operations or execute on our current or future business strategies, including to:

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

We also face competition from some of our customers who evaluate our capabilities against the merits of manufacturing products internally, including Huawei Technologies and its affiliate, HiSilicon. Due to the fact that such customers are not seeking to make a comparable profit directly from the manufacture of these products, they may have the ability to provide competitive products at a lower total cost than we would charge such customers. As a result, these customers may purchase less of our products and there would be additional pressure to lower our selling prices which, accordingly, would negatively impact our revenue and gross margin.

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

Additionally, manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Capacity constraints, raw materials shortages, logistics issues, labor shortages, the introduction of new product lines, rapid increases in production demands and changes in customer requirements, manufacturing facilities or processes, or those of some third party contract manufacturers and suppliers of raw materials and components have historically caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross margin on, and our production capacity for, those products. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in our experiencing lower yields, gross margin and production capacity. Our ability to maintain sufficient manufacturing yields is particularly challenging with respect to PICs due to the complexity and required precision of a large number of unique manufacturing process steps. Manufacturing yields for PICs can also suffer if contaminated materials or materials that do not meet highly precise composition requirements are inadvertently utilized. Because a large portion of our PIC manufacturing costs are fixed, PIC manufacturing yields have a substantial effect on our gross margin. Lower than expected manufacturing yields could also delay product shipments and decrease our revenue. It can be hard to cost-effectively increase our production output rapidly, and we can experience yield loss and excess material scrap, which can increase our cost of goods sold and harm our profitability. Also, if we do not have sufficient demand for our PIC-based products our cost of goods sold can increase as the fixed costs of our fabrication facilities are spread over lower production. For example, in the fourth quarter of 2012 and in 2013, we experienced such increased costs with one of our high speed products and one of our wafer fabrication facilities. These higher costs have continued in 2014, and could re-occur due to these or other reasons, in the future.

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

Our future success as a provider of modules and subsystems to leading network equipment vendors depends on their continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including cloud services, mobile video and data services, wireless 4G/LTE services, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless network-attached devices, including smartphones, laptops, netbooks, tablet computers, PCs, e-readers, televisions and gaming devices that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high-speed communications networks and the ability of network equipment vendors to meet this demand. Growth in demand for communications networks is limited by several factors, including an evolving regulatory environment and uncertainty regarding long-term sustainable business models. We cannot be certain that demand for bandwidth-intensive content will continue to grow in the future. If expectations for growth of communications networks and bandwidth consumption are not realized and investment in communications networks does not grow as anticipated, our business could be harmed.

We depend upon outside contract manufacturers for a portion of the manufacturing process for some of our products. Our operations and revenue related to these products could be adversely affected if we encounter problems with this contract manufacturer.

The majority of our products are manufactured internally. However we also rely upon contract manufacturers in China, Japan and other Asia locations to provide back-end manufacturing and produce the finished portion of some of our products. Our reliance on a contract manufacturer for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality/controls and costs. If one of our contract manufacturers is unable to meet all of our customer demand in a timely fashion, this could have a material adverse effect on the revenue from our products. If the contract manufacturer for one of our product were unable or unwilling to manufacture such product in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to our internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products would require us to reduce our supply of products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these products and cause us to forego potential revenue opportunities.

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

Product development delays may result from numerous factors, including:

—	changing product specifications and customer requirements;
—	unanticipated engineering complexities;
—	difficulties in reallocating engineering resources and overcoming resource limitations; and
—	changing market or competitive product capabilities that impact our requirements.

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

In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. Because we often indemnify our customers for intellectual property claims made against them for products incorporating our technology, any claims against our customers could trigger indemnification obligations in some of our supply agreements, which could result in substantial expenses such as increased legal expenses, damages for past infringement or royalties for future use. While we have not incurred any material indemnification expenses to date, any future indemnity claim(s) could adversely affect our relationships with our customers and result in substantial costs to us. Our insurance does not cover intellectual property infringement.

If we fail to adequately manage our long-term growth and expansion requirements, our business and financial results will suffer.

In recent years, we have experienced significant growth through, among other things, internal expansion programs, product development and acquisitions of other businesses and products. Our business has expanded to numerous locations, including foreign locations, and as a result become more complex, more demanding of management’s attention and subject to new laws and regulations. If we fail to comply with new laws and regulations related to the expansion of our business, our business could suffer.

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

As part of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary businesses, products, services or technologies that we believe could accelerate our ability to compete in our existing markets or allow us to enter new markets. Any of these transactions could be material to our financial condition and results of operations. For instance, in October 2011, we completed the acquisition of Santur Corporation, a designer and manufacturer of InP-based PIC products, and in March 2013 we completed the acquisition of the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd., now known as NeoPhotonics Semiconductor. In October 2014, we entered into an Asset Purchase Agreement to purchase certain assets and assume certain liabilities of the tunable laser and transceiver product lines of EMCORE Corporation, and we expect to complete this acquisition by early January 2015. If we fail to properly evaluate or integrate acquisitions, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

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

—	in the event of international acquisitions, risks associated with accounting and business practices that are different from applicable U.S. practices and requirements;
—	dilutive effect on our stock as a result of any equity-based acquisitions;
—	incurring potential write-offs, contingent liabilities and amortization expense; and,
—	opportunity costs of committing capital to such acquisitions.

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

*Failure to realize the anticipated benefits from our past and future acquisitions may affect our future results of operations and financial condition.

In connection with our acquisitions of Santur and NeoPhotonics Semiconductor, we have integrated the commercial operations and personnel into our existing infrastructure. If there are unexpected difficulties in our integration of these acquired businesses and/or the product lines we intend to acquire from EMCORE Corporation, the anticipated benefits of these acquisitions may not be realized or may take longer to realize than expected. The anticipated benefits of these acquisitions could be materially reduced by a number of factors, including the following:

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

—

a potential decline in revenues could occur from NeoPhotonics Semiconductor’s legacy products for network applications that are declining within our customer base (such as NeoPhotonics Semiconductor’s gallium arsenide integrated circuits for 10G network applications)

—

we could have difficulty implementing and maintaining financial reporting requirements for NeoPhotonics Semiconductor’s previous business operations, which have not been previously audited nor subject to the internal compliance structure of a U.S. public company;

—

we could have difficulty implementing our existing management, production and accounting software and programs for NeoPhotonics Semiconductor’s previous business operations or for the product lines we intend to acquire from EMCORE;

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

We design our products to conform to regulations established by governments and to standards set by industry standards bodies worldwide, such as The American National Standards Institute, the European Telecommunications Standards Institute, the International Telecommunications Union and the Institute of Electrical and Electronics Engineers. Various industry organizations are currently considering whether and to what extent to create standards for elements used in 100Gbps systems. Because certain of our products are designed to conform to current specific industry standards, if competing or new standards emerge that are preferred by our customers, we would have to make significant expenditures to develop new products. If our customers adopt new or competing industry standards with which our products are not compatible, or the industry groups adopt standards or governments issue regulations with which our products are not compatible, our existing products would become less desirable to our customers and our revenue and results of operations would suffer.

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

Our planned Russian expansion could also be delayed or adversely affected by direct or indirect events arising out of the recent actions related to Ukraine. For instance, trade restrictions or economic sanctions that may be imposed by the United States or other countries as a consequence of Russia’s recent or future involvement in Ukraine could restrict or potentially harm our business in the Russian Federation. Furthermore, we could be adversely affected by any actions taken by Russia in response to U.S. or international sanctions, such as restrictions place by Russia on U.S. companies doing business in Russia.

The occurrence of any or all of these events may have an adverse effect on our business, and results of operations and financial condition.

Potential changes in our effective tax rate could negatively affect our future results.

We are subject to income taxes in the U.S., China, Japan and other various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses and the valuation of deferred tax assets and liabilities, including our ability to utilize our net operating losses. Increases in our effective tax rate could negatively affect our results of operations.

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

While we generate a significant portion of our revenue in RMB and JPY, a majority of our operating expenses are in U.S. dollars. Therefore depreciation in RMB or JPY against the U.S. dollar would negatively impact our revenue upon translation to U.S. dollars but the impact on operating expenses would be less. For example, for the year ended December 31, 2013, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $7.8 million decrease in our revenue and a $0.2 million increase in our net loss and a 10% depreciation in JPY would have resulted in a $0.8 million decrease in our revenue and a $0.03 million increase in our net loss. In the nine months ended September 30, 2014, the Japanese yen and the RMB weakened against the U.S dollar.

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations is based in Shenzhen and Dongguan, China as well as our having additional operations in Japan, Russia and Canada. We are also in the process of establishing manufacturing operations in Russia. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

—	difficulties in staffing, managing and supporting operations in more than one country;
—	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
—	fewer legal protections for intellectual property in foreign jurisdictions;
—	compliance with local regulations;
—	foreign and U.S. taxation issues and international trade barriers;
—	general economic and political conditions in the markets in which we operate;
—	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;
—	fluctuations in foreign economies;
—	fluctuations in the value of foreign currencies and interest rates;
—	trade and travel restrictions;
—	outbreaks of contagious disease;
—	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future;
—	difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act; and
—	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

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

The following material weaknesses in our internal control over financial reporting were identified during 2013 and had not been remediated as of September 30, 2014:

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

We have developed remediation plans designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses or if additional material weaknesses in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see “Item 4. Controls and Procedures”.

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. Since the year ended December 31, 2011, we have been required to comply with the internal control requirements of the Sarbanes-Oxley Act of 2002. The original Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 will be superseded by COSO’s Internal Control-Integrated Framework issued in 2013 (the “2013 Framework”) after December 15, 2014 and we are in the process to complete our transition to the 2013 Framework. In addition, we may experience difficulties in implementing effective internal controls over financial reporting as part of our integration of NeoPhotonics Semiconductor. NeoPhotonics Semiconductor was not subject as a stand-alone entity to the internal control requirements of a U.S. public company. We could also experience unanticipated additional operating costs in implementing and managing effective internal controls over financing reporting at the NeoPhotonics Semiconductor facilities and operations, which could adversely affect our financial performance.

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

We have lending arrangements with several financial institutions, including a revolving credit and term loan agreement with Comerica Bank and East-West Bank in the U.S. Our U.S. revolving credit and term loan agreement requires us to maintain certain financial covenants, including a liquidity ratio and a quarterly ratio of funded debt to adjusted EBITDA, and limits our ability to take certain actions such as incurring some kinds of additional debt, paying dividends, or engaging in certain transactions like mergers and acquisitions, investments and asset sales without the lenders’ consent.  In May 2014, we executed an amendment to the credit agreement that waived testing of certain covenants for compliance, including the debt to EBITDA covenant, provided that we maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access.  We intend to work with the lenders to restructure the credit agreement, including the covenant requirements.  In the absence of a restructured agreement, we believe we will have difficulty complying with the existing debt to EBITDA covenant for at least the next twelve months.

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

Risks related to our operations in China

Our business operations conducted in China are critical to our success. A total of $51.0 million, or 22%, of our revenue in the nine months ended September 30, 2014 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our property, plant and equipment, 49% as of September 30, 2014, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our subsidiaries in China may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Historically, we have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential tax rate applied to 2013, 2012 and 2011. We realized benefits from this 10% reduction in tax rate of $0.2 million, $0.9 million and $0.5 million for 2013, 2012 and 2011, respectively. We received the final approval for the preferential tax rate for 2014 to 2016. In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

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

As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2013, as well as our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, we were not in full compliance with the NYSE Listed Company Manual, Section 802.01E. We have cured this deficiency by our filings of our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2014. We are required to comply with the NYSE Listed Company Manual as a condition for our common stock to continue to be listed on the NYSE. If we are unable to comply with such conditions, then our shares of common stock are subject to delisting from the NYSE.

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

We did not file our 2013 Annual Report within the time frame required by the SEC. As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2013, as well as our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, by the filing dates required by the SEC (including the grace period permitted by Rule 12b-25 under the Exchange Act), we are not eligible to file a Form S-3 registration statement to conduct public offerings until our filings with the SEC have been timely made for a full year. Our ineligibility to use Form S-3 during this time period may have a negative impact on our ability to quickly access the public capital markets because we would be required to file a longer-form registration statement and wait for the SEC to declare such registration statement effective. This may require additional time and resources for us to access the public markets to raise debt or equity capital, which could adversely affect our ability to pursue transactions or implement business strategies that we believe would be beneficial to our business.

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

NeoPhotonics Corporation
Date:	November 10, 2014	By:	/S/ CLYDE RAYMOND WALLIN
Clyde Raymond Wallin
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	April 15, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010
4.3	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.	Form S-1	333-166096	4.3	April 15, 2010
10.1	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Benjamin L. Sitler dated October 8, 2014.					X

10.2	Asset Purchase Agreement by and between NeoPhotonics Corporation and EMCORE Corporation, dated October 22, 2014.	Form 8-K	001-35061	10.1	October 27, 2014
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.