Form 10-K
period 2014-12-31
NEOPHOTONICS CORP
filed 2015-03-16
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2014 (based upon the closing sale price of the Registrant’s common stock on the New York Stock Exchange), was approximately $89,968,000. This calculation excludes 10,523,624 shares held by directors, executive officers and stockholders affiliated with our directors and executive officers.

As of February 28, 2015, the Registrant had 32,786,272 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 31, 2014.

NEOPHOTONICS CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

CONVENTIONS THAT APPLY IN THIS ANNUAL REPORT ON FORM 10-K

Unless otherwise indicated, references in this Annual Report on Form 10-K to:

•	“3G” refers to third-generation wireless architecture;
•	“4G” refers to fourth-generation wireless architecture;
•	“10G” refers to 10 Gbps;
•

“100G products” collectively refers to all products sold by us designed for use at 100Gbps (“100G”), and in coherent transmission systems designed for use at 100Gbps or higher data rates.  Some customers may use components designed for use at 100G at lower speeds. Our 100G products include both coherent transmission products and 100G network products that are not coherent;

•	“III-V compound semiconductors” refers to compound semiconductor materials made from group III and group V elements of the periodic table, such as Indium Phosphide and Gallium Arsenide;
•	“Access” refers to the portion of the telecommunications network that connects subscribers to their carriers network;
•	“Advanced Hybrid Photonic Integration” refers to state-of-the-art integration of multi-platform materials and devices;
•	“CDC” refers to Colorless, Directionless, and Contentionless;
•	“China” refers to the People’s Republic of China;
•

“Coherent” refers to optical transmission systems that encode information in the phase of an optical signal and decode such information through comparison with an independent laser at the receiver and digital signal processing;

•	“Contentionless” refers to the ability to switch two or more channels of the same wavelength or color from different directions through the same switch, such as a Multi-Cast Switch (MCS);
•	“Design win” refers to a confirmation by a customer that a product or group of products may be used as part of a customer’s product and we have a purchase order for such products;

•	“Drop Modules” refers to wavelength multiplexer modules;
•	“ECL” refers to External Cavity Laser;
•	“EML” refers to Externally Modulated Laser;
•	“Gbps” refers to gigabits per second;

•

“High Speed Products” refers to transmitter and receiver products as well as switching and other component products for 100G optical transmission applications over distances of 2 to 2,000 kilometers. Our high speed 100G and beyond products are based on our Advanced Hybrid Photonic Integration technology. These technologies support encoding 100 gigabits or more per second of information for transmitting over a single channel and decoding the information at the receiver. Through 2014, our use of this term included our products designed for use at 40Gbps (“40G”) and that comprised less than 1% of our total revenue and approximately 1% of our revenue from high speed products in the year ended December 31, 2014.  From 2015 onward, we intend that High Speed Products will refer exclusively to products sold by us and designed for use at 100Gbps or higher data rates.

•	“ICR” refers to Integrated Coherent Receiver;
•	“ICT” refers to Integrated Coherent Transmitter;
•	“ITLA” refers to Integrable Tunable Laser Assembly;
•	“Long Haul” refers to fiber optic communications between central offices in different cities, where distances range from a few hundred to two thousand kilometers;
•	“LTE” refers to Long-Term Evolution wireless architecture;
•	“Metro” refers to fiber optic communications between central offices within and around cities, with distances up to a few hundred kilometers;
•	“MCS” refers to Multi-Cast Switch;
•	“MPEG-2” refers to the Moving Picture Experts Group standard for compressed coding of moving pictures and associated audio information;

•

“Network Products and Solutions” collectively refers to all products sold by us for use in optical communications networks and a variety of other applications that are designed for use at data rates that are less than 100Gbps, including 40G, 10G and lower data rates.  These products include certain passive products that do not explicitly have a data rate specification, but that are most commonly used in networks at these data rates. From 2015 onward, Network Products and Solutions will include products sold by us and designed for use at 40G that, prior to 2015, were included with High Speed Products.

•	“NLW” refers to Narrow Line Width;
•	“petabytes” refers to one million billion bytes;
•	“PIC” refers to Photonic Integrated Circuit;
•	“PLC” refers to Planar Lightwave Circuit;
•	“PON” refers to a Passive Optical Network;
•	“QSFP” refers to 40G and 100G Quad Small Form-factor modules that are pluggable into standard industry interfaces for switches, routers and other telecommunications equipment;
•	“ROADM” refers to Reconfigurable Optical Add Drop Multiplexer;
•	“SFP+” refers to 10G Small Form-factor modules that are pluggable into standard industry interfaces for switches, routers and other telecommunications equipment;
•	“U.S. GAAP” refers to generally accepted accounting principles in the United States;
•	“WDM” refers to Wavelength-Division Multiplexing and is a technology that combines multiple channels onto a single fiber using different wavelengths, or colors, of light;
•	“well-characterized” refers to the ability to predict the outcome of manufacturing processes based upon known statistics of various manufacturing inputs; and
•	“WSS” refers to Wavelength Selective Switch.

Unless the context indicates otherwise, we use the terms “NeoPhotonics,” “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K to refer to NeoPhotonics Corporation and, where appropriate, its subsidiaries.

BUSINESS

Overview

We develop, manufacture and sell optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks. The percentage of our total revenue derived from our high speed products (100G and beyond) increased to 43%  in the year ended December 31, 2014, from 7% in the year ended December 31, 2011, reaching $131.3 million of revenue in the year ended December 31, 2014.

Our 100G and beyond products require our Advanced Hybrid Photonic Integration technology. We produce photonic integrated circuits (PICs) that comprise both arrayed and individual photonic functional elements using optimized materials systems and processes from our in-house Silicon, Indium Phosphide and Gallium Arsenide wafer fabrication. These individual PICs from different materials are then combined using our hybrid integration technology to make complete products, such as our Integrated Coherent Receiver (ICR) for 100G coherent transport applications.

According to Infonetics Research, Inc. (Infonetics), 100G networks are among the highest growth segments of the optical communications market, supporting the rapid expansion of backbone networks and accommodating increased mobile traffic. The high speed 100G and beyond market, which requires advanced photonic integration technology, is the core focus of our strategy. According to Infonetics, the percent of WDM system revenue that is attributable to 100G network applications has grown from 12% in 2012 to 41% in 2014 and is forecasted to grow to 52% of this market in 2016.

Our Advanced Hybrid Photonic Integration technology progressively increases performance, reduces cost and reduces size of our products. These cost reductions and performance increases are required for the growth of network capacity.

As we penetrate the rapidly growing 100G market, we are reducing our product offerings for slower speeds and certain other products that do not meet our profitability standards. We continually seek to drive down our cost of goods, and are implementing initiatives designed to reduce our infrastructure and operating expenses and to strengthen our balance sheet.

We sell our products to the world’s leading network equipment manufacturers, including Alcatel-Lucent SA, Ciena Corporation, Cisco Systems, Inc., and Huawei Technologies Co., Ltd. These four companies are among our largest customers and a focus of our strategy due to their leading market positions. According to the latest Infonetics report, these four companies supplied 70% of the 2013 world market for 100G coherent communications ports. These four companies accounted for 68% of our revenue in the year ended December 31, 2014.

We have research and development and wafer fabrication facilities in San Jose and Fremont, California and in Tokyo, Japan that coordinate with our research and development and manufacturing facilities in Dongguan, Shenzhen and Wuhan, China and Ottawa, Canada. We use proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing. We believe we are one of the highest volume PIC manufacturers in the world and that we can further expand our manufacturing capacity to meet market needs.

In October 2011, we acquired Santur Corporation (Santur), a leading producer of tunable lasers and of 100G transceiver modules. Santur’s capabilities included array DFB (distributed feedback) lasers, silicon photonics and photonic integration of such active elements as lasers, modulators and photodiodes.

In March 2013, we acquired the optical component business unit of LAPIS Semiconductor Co., Ltd., located in Japan, now known as NeoPhotonics Semiconductor, which is a leading producer of high performance communications lasers, photodiodes and optical control electronic devices. NeoPhotonics Semiconductor was built over 30 years as part of OKI Electric, and earned a reputation as a leading developer and supplier of the highest speed optoelectronic devices. This business produces high speed EML lasers and photodiodes from Indium Phosphide, and semiconductor drivers and high sensitivity amplifiers from Gallium Arsenide.

In January 2015, we acquired certain assets and assumed certain liabilities of EMCORE Corporation’s (EMCORE) tunable laser product lines. We anticipate strong complementarity between EMCORE’s leading ultra narrow linewidth tunable lasers for the industry’s highest speed applications and our highest speed and most sensitive receiver products at speeds of 400G and beyond.

We believe our technology is well positioned to serve the highest speed and most demanding applications. These three acquisitions, together with other internal developments, and acquisitions conducted prior to 2011, continue our path spanning more than ten years to develop complete Advanced Hybrid Photonic Integration capabilities.

Industry Background

The realm of communications, having become almost entirely digital, has moved from electronic signals over copper wire to optical signals over thin glass fibers, which achieves the speed and capacity necessary for the current and future communications market.

Increasingly, the most ubiquitous data link to users is via mobile devices through broadband wireless access. Smartphones now incorporate the most sophisticated and powerful applications which were developed at great cost over the last four decades for consumer electronics. Originally priced in the $100s, or $1,000s or $10,000s for earlier computing platforms, these applications, when migrated onto smartphones, are usually priced at cents to a few dollars per application. As cost performance has improved for applications by many orders of magnitude over the four decades since the introduction of the personal computer, so too has end user hardware advanced many orders of magnitude in cost performance, while network data rates have also increased a comparable magnitude.

The new era of connectedness is increasingly universal and demands that the capacity of the digital communications networks must increase exponentially. Smartphones have emerged as the vehicle connecting the entire digital world, with more than one billion current smartphone users. Not only are more people connected to the mobile web, they are connecting at increasingly higher data rates requiring higher bandwidths. Wireless network deployments have progressed from second generation (2G) to third generation (3G) to fourth generation (4G/LTE) and can now provide end-user download speeds approaching 50 megabits per second. Fiber to the Home (FTTH) connections have also continued apace, with more than 100 million homes receiving such service, according to the FTTH Council, and with download speeds reaching as high as 1 Gbps.

Industry Growth Dynamics

The revolution in the power of low cost computing devices is associated with Moore’s Law, referring to an observation made by Intel co-founder Gordon Moore in 1965 that the number of transistors per square inch on integrated circuits had doubled every two years since their invention and a prediction that this trend would continue. In the domain of optical communications, a similar revolution, progressing at a similar rate, is driven by the increased speed, smaller size and lower cost achieved by photonic integration.

Bandwidth capacity of communications networks continues to expand at a rapid rate. According to the latest Infonetics report, total deployed telecom bandwidth capacity will grow at a compound annual growth rate of 32% from 2013 to 2018, reaching more than 50 petabytes per second in 2018. According to Infonetics, total deployed datacenter bandwidth capacity is expected to grow even faster, at a compound annual growth rate of 44% from 2013 to 2018 and reaching more than 900 petabytes per second in 2018.

According to Infonetics, datacom 100G transceiver revenue is projected to grow at a 29% compound annual growth rate from 2013 to 2018, reaching $1 billion in 2018. In contrast, revenue from slower speed products such as 10G datacom transceivers is forecast to grow at only a 2% compound annual growth rate from 2013 to 2018.

Digital Optical Communications Market Structure

The digital optical communications market has two main sectors, telecom and datacom. The telecom sector includes the global backbone of Long Haul and Metro communications. It also includes local access links to end users. Telecom, with its historical background as a public utility, is driven by reliability, telecom communications protocols and standards, and the long life of its infrastructure capital investment. The service life objective for products used in telecom infrastructure historically has been 20 years.

The Long Haul telecom sector is the first adopter of the highest speed and most advanced communication links, which migrate over time into the Metro sector as costs are reduced such that they are economical in the shorter Metro network links, with its commensurate lower traffic densities prior to aggregation for Long Haul transport.

The datacom market can be described primarily as an “enterprise” market, in contrast to the historical public utility nature of the telecom market. In addition to the broad enterprise market, datacom also includes data centers and infrastructure for cloud based services. Companies, including Amazon, Apple, Facebook, Google and Microsoft, are increasing investments in very large datacenters as they implement cloud-based “big data” services that can be crowd-sourced and crowd-distributed, and that utilize machine-to-machine and inter-datacenter transactions to power the mobile web. Such very large datacenters are an emerging high growth market for “big pipes” using dedicated 100G and beyond digital optical connections from datacenter to datacenter, datacenter to telecommunications carrier and within datacenters.

Generations of hardware installations for datacom, such as server farms and “big data” network storage facilities, have relatively short lives, typically about five years, as computing and storage technology advances rapidly. Therefore, the datacom market for optoelectronic devices generates more rapid changes in form factors, energy efficiency and compactness than the telecom market.

The datacom market is often the most cost sensitive sector of digital optical communications, and therefore it begins to adopt leading edge speeds after those speeds penetrate the Metro sector of the telecom market segment.

From this market structure, it can be concluded that a technology leader must achieve a leadership position in the Long Haul telecom sector as the basis for commercializing the most advanced technology.

Digital Optical Communications Network Equipment

The structure of the industry that supplies the network equipment for the telecom digital optical communications network has largely concentrated down to leading vendors which include: Alcatel-Lucent, Ciena, Cisco, Coriant (including Tellabs, which was acquired by Coriant in 2013), Fujitsu Limited, Huawei, Infinera, NEC and ZTE. These companies together in 2014 comprised approximately 84.3% of the digital optical communications equipment market, according to Infonetics.

Major suppliers of network equipment to the datacom market include Alcatel-Lucent, Brocade, Cisco, Huawei and Juniper. At the optical module and component level, Avago, Finisar and Sumitomo Device Innovations are leading suppliers. Some of the largest investors in datacenters, for example, Google, are beginning to design and source their own optical network systems equipment from Asia-based OEMs. While the speeds for most of the datacom market today are at 10G, a fast growing 100G module market is emerging that provides “big pipes” for datacenters.

A single optical fiber can carry nearly 100 individual wavelengths (colors), each of which can now support 100 gigabits per second of capacity. Each of these wavelengths requires a 100G transmitter and receiver, which can be tuned to any of the 100 separate channels. Thus, using 100G coherent technology and industry standard compression (MPEG-2), a single fiber can carry approximately 500,000 individual high definition full motion movies simultaneously over one fiber.

The main photonic modules required for digital optical communications are transmitters, receivers and, where the network is branched, optical switches. Transmitters and receivers are often combined into single modules which are called transceivers. At the high end, such as Long Haul, a transmitter and receiver can be paired and combined with signal processing electronics to error correct and restore degradation which affects the signal after traveling long distances, in which case the unit is referred to as a transponder. According to Infonetics, the market in 2014 for 100G coherent transponders, and for shorter distance client 100G transceivers, was approximately $600 million. For high speeds each of these product types requires photonic integration at the most advanced and complete level.

Switching products, which switch different colors, or signal channels, down different branches of the network, have thus far been Reconfigurable Optical Add/Drop Multiplexers (ROADMs) consisting of Wavelength Selective Switches (WSSs). For 100G coherent networks, a new type of optical switch, the Multi-Cast Switch (MCS), has been developed and introduced to eliminate contention in 100G coherent switching. This type of switch is Colorless, Directionless, Contentionless (CDC), and its function is optimized for 100G coherent networks.

Digital Optical Communications Technology Background

Advances in cost performance in photonic integration have followed a path that has been similar to electronic integrated circuits.

The main objectives for technology advances in electronic digital integrated circuits and in integrated optical digital devices are similar, and are based on the drive towards lower cost and higher performance. In integrated optics these main objectives also include higher speed, lower power, smaller or denser form factor, and lower cost.

In both electronics and optics these objectives require ever increasing integration and miniaturization. In optics, however, advanced hybrid integration is required for the highest performance products. Hybrid integration for digital optical devices incorporates multiple types of materials substrates, rather than just one, as in silicon, for an electronic integrated circuit.

Complete advanced photonics integration capability requires at least three materials substrate systems: Indium Phosphide for active devices such as lasers, photodiode detectors, modulators, and amplifiers; Silicon or planar doped silicon dioxide (silica) for wave guides, filters, interferometers and other passive devices; and Gallium Arsenide or Silicon Germanium for drivers and control functions at the speeds necessary for 100G. The integration of more than one material substrate is called hybrid integration, and Advanced Hybrid Photonic Integration enables products in the 100G and beyond domain.

Advent of Coherent Transmission

The recent advent of coherent digital optical transmission has increased the native capacity of a fiber optic link tenfold, versus a transmission modulation of simple on/off such as in 10G WDM networks. Coherent transmission modulation encodes information via phase and polarization, and the permutations of these variables are many times greater than on/off.

To create a detectable error-free signal in the coherent modality requires that each color (wavelength) transmitted be much purer than for lower speed protocols. The primary enabler of ultra-narrow line width (NLW), that is, ultra pure color, is a new generation of the most advanced lasers. These NLW lasers must be paired with a new generation of receivers that decode phase and polarization through comparison with another NLW laser in a PIC-interferometer. Ultra-narrow line width lasers are built on Indium Phosphide substrates while the receivers utilize a Silicon or Indium Phosphide interferometer and Indium Phosphide photo detectors.

These 100G coherent optical transmission devices require tighter tolerances of material thickness and other critical dimensions than do components operating at 10G. For 100G, a new generation of technologies, including faster Gallium Arsenide drivers, is required to suitably process transmission signals in both the laser transmitter or the detector and receiver. We believe we have well established and characterized the full range of laser and detector technologies required for implementing 100G coherent, a capability that we believe is held by only a few companies.

Our Advanced Hybrid Photonic Integration Platform

We believe we have developed or acquired all necessary capabilities required for producing high performance Advanced Hybrid Photonic Integrated optoelectronic devices for the most stringent performance requirements and operating conditions. Our multi-material platform leverages:

Indium Phosphide (InP): Indium Phosphide is used to produce efficient lasers, sensitive photo detectors and modulators in the wavelength window typically used for telecommunications, i.e. 1.55 micron wavelengths, as it is a direct bandgap III-V compound semiconductor material. InP is the most important material for the generation of laser signals and the detection and conversion of those signals back to electronic form.

Silicon (Silicon Photonics or Planar Lightwave Circuits): Silicon is a very inefficient in generating or detecting light in the telecom wavelength window as it is an indirect bandgap semiconductor material. Consequently, waveguides of Silicon or doped silicon dioxide (silica) exhibit very low optical loss and are ideal for switching, filtering or interferometric applications. Modulators using Silicon waveguides are now being developed.

Gallium Arsenide (GaAs): Gallium Arsenide can operate at very high speeds and is well suited to make analog integrated circuit drivers for high speed lasers and modulators due to its high electron mobility. GaAs is a direct bandgap III-V compound semiconductor material, but unlike InP, GaAs does not lase in the telecom wavelength window.

Silicon Germanium (SiGe): Silicon Germanium is an alloy of Silicon and Germanium that is used to manufacture mixed signal and analog integrated circuits and is well suited for high speed amplifiers used in 100G systems. SiGe devices are made using standard silicon processing techniques in commercial foundries.

We have developed design, integration and manufacturing approaches and techniques to produce advanced, high speed integrated solutions leveraging each of these in-house materials technology platforms.

Hybrid Photonic Integration

Products	Indium Phosphide	Silicon/Silica	Gallium Arsenide/Silicon Germanium
Integrated Coherent Receiver	✓	✓	✓

Integrated Coherent Transmitter	✓	✓	✓

100G Transceiver	✓	✓	✓

Multi-Cast Switch	✓	✓	✓

Narrow Line Width Tunable Laser	✓

100G EML Lasers/Photodiodes	✓

Our Strategy

•

Continue innovating to develop industry-leading comprehensive technology for Advanced Hybrid Photonic Integration. Over the past three years, we have strengthened our technology platforms for comprehensive advanced photonic integration, in part from acquisitions and in part from internally funded development. We expect to continue to combine our mixed platform approach to design and produce the highest performance optical signal processing solutions.

•

Capture major customer share for the most advanced modules and components at the top suppliers of state of the art network equipment. We intend to deepen our relationships with our strategic customers by increasing design wins in their systems, including Alcatel-Lucent, Ciena and Huawei Technologies and certain others, which are market leaders in 100G coherent systems.

•

Offer a complete optoelectronic product line for 100G and beyond for leading edge telecom and datacom market segments. We expect to continue to introduce Coherent Transmitter products that are optimized for the highest speeds and introduce Multi-Cast Switches so that our product line will include each of the major types of the most advanced products.

•

Attain sustained profitability as a leading supplier of advanced optoelectronic products. We intend to provide state of the art products to industry leading customers to advance our goal of achieving continuous improvement in operating performance, profitability and growth.

•

Focus on high growth segments that leverage our leadership in Advanced Hybrid Photonic Integration and that contribute to our profitable growth. We plan to continue to develop our products and solutions to capture new opportunities, such as emerging 100G connections in both carrier networks and within and between large datacenters.

•

Extend our product line into additional segments of the network that will benefit from ultra-high speed performance. We intend to penetrate the emerging market for 100G connections both within and between mega-datacenters. In this segment we are targeting major users and builders of datacenters and datacenter equipment, such as Amazon, Apple, Facebook, Google and Microsoft, as they develop some of their own network equipment. We believe our technology and product line is well positioned to penetrate this market.

•

Pursue acquisitions that extend our leadership position in advanced optoelectronic integration. We may opportunistically pursue acquisitions that we believe provide complementary technology and that can accelerate our growth and strengthen our market position.

Our Technology

We have developed expertise in the design, large-scale fabrication, high-volume module manufacturing and commercial deployment of our Advanced Hybrid Photonic Integration products and technologies. The process of designing and manufacturing advanced optoelectronic integrated devices in high volume with predictable, well-characterized performance and low manufacturing costs is complex and multi-faceted. We have developed the technologies, using multiple materials platforms for photonic integration, that are required to design and manufacture complex, high-performance optoelectronic components, modules and subsystems for fiber optic networks. The basic elements of our technology are as follows:

Mixed-material platform and optoelectronic integration technology. We utilize a set of proprietary integration platforms that provide optoelectronic functionality on silicon and other integrated compound semiconductor substrates including Indium Phosphide, Gallium Arsenide and Silicon Germanium and integrated combinations of these platforms. We utilize micron and sub-micron scale structures of multiple silicon dioxide and Indium Phosphide waveguides to fabricate optoelectronic functional elements such as lasers, detectors, modulators, interferometers, integrated optical filters, switches and variable attenuators. We integrate these functional design elements into optoelectronic devices to achieve a desired functionality and specification that is incorporated into our products.

Similarly, we use Gallium Arsenide and Silicon Germanium integration platforms for drivers, amplifiers and related high-speed electronic control functions for our integrated optoelectronic devices.

Advanced Hybrid Photonic Integration. Through precise fabrication and positioning of physical features, we can integrate numerous different optoelectronic devices, which are fabricated on separate wafers from different semiconductor and related materials, matching the material to the function to create improved performance by using the highest performance elements of each type. For example, our hybrid integration allows us to integrate active devices, such as photodiodes or lasers fabricated using Indium Phosphide, with high-performance passive devices, such as interferometers, switches, routers and filters, fabricated on silicon, and to mate electronic amplifiers made with Silicon Germanium or drivers made with Gallium Arsenide directly to optical elements made with Silicon or Indium Phosphide.

This ability to combine specific functional elements out of optimized materials not only allows for very compact and low power components, but also through the intimate coupling of different elements, makes possible completely new functions. An example of this multi-platform architecture is found in the coherent optical communications domain where we intimately couple a passive interferometer with separate quadrature components carrying information and with photo detectors to turn a high speed optical signal into data-rich electrical signals for processing.

Hardware and firmware integration. We also sell our products as modules and subsystems which contain electronic hardware and firmware controls that interface directly with our customers’ systems. We design the electronic hardware and develop the firmware for our optical products to meet customer specifications.

Fabrication and manufacturing processes. We have developed expertise in the technology domains relevant to high-volume fabrication and manufacturing of our optoelectronic integrated circuit products using wafer-scale processes and including the complex interaction of electro-optic, thermal-optic and mechanical micro-thermal features. Our complex manufacturing steps are analogous to many processes used in the semiconductor industry. Each integrated element is tested and characterized using our proprietary test equipment before incorporation into our products.

Circuit design and design-for-manufacturing tools. We use a comprehensive set of proprietary as well as industry standard software design tools, to model relevant geometries, dimensions and thermal management for a broad range of photonic devices. With these tools, we develop products with minimal design iterations and manage precision manufacturing to a narrow range of high performance specifications.

Our Products

We develop and manufacture Transmitter Products, Receiver Products and Switch Products that are used in ultra-high speed digital optical communications, high speed switching and provisioning, and access connections for wireless and fiber-to-the-home communications networks. We combine our transmitter and receiver products into Transceiver modules. Our Switching Products, such as Multi-Cast Switches, are used primarily in ROADM nodes that dynamically and efficiently allocate bandwidth to adjust for fast changing traffic patterns and for provisioning software defined networks. Our products can be categorized into groups, including High Speed Products for ultra high speed 100G and beyond applications, including in coherent networks, and Network Products and Solutions, for lower speed networks including Access, 10G networks and other telecom products.

High Speed Products: We produce transmitter and receiver products as well as switching products for 100G optical transmission applications over distances of 2 to 2,000 kilometers. All of our high speed 100G and beyond products are based on our Advanced Hybrid Photonic Integration technology. This technology supports encoding 100 gigabits or more per second of information for transmitting over a single channel and decoding the information at the receiver. Through 2014, our use of the term High Speed Products included products designed for use at 40G rates.  From 2015 onward, High Speed Products will refer exclusively to products sold by us and designed for use at 100Gbps or higher data rates.

For long distance transport of 100 to 2,000 kilometers, we design and manufacture optical components for coherent systems, which manipulate light to encode ten times or more the amount of information in the same wavelength channel than is possible with traditional methods. This manipulation can only be accomplished using advanced photonic integration to intimately couple functional elements together. Our Coherent Products include Narrow Linewidth Tunable transmit and local oscillator lasers (NLW-ITLA), which generate the ultra-pure wavelength, or color, necessary for coherent transmission, and Integrated Coherent Receivers (ICRs), which decode the phase and polarization encoded coherent signal. We support platforms for Narrow Linewidth Tunable transmission based on array DFB lasers and on ECL lasers. We are developing new generations of Coherent Transmitters which combine the NLW-ITLA with an Indium Phosphide-based coherent modulator, with Gallium Arsenide drivers for the modulator.

For distances under 100 kilometers, we produce Externally Modulated Lasers (EMLs), Gallium Arsenide drivers for the EMLs, and Indium Phosphide receivers. In addition, we integrate these individual PICs to offer complete 100G optoelectronic transceiver modules.

We provide a proprietary switching solution for 100G coherent systems such as our Multi-Cast Switch (MCS) product line. Our 4x4 and cascadable 4x16 Multi-Cast Switch modules for CDC ROADMs efficiently allocate bandwidth and signal routing in 100G and higher data rate networks. The Multi-Cast Switch provides scalable contentionless operation to achieve the highest traffic management efficiency, optimizing traffic flows in 100G coherent systems. Our MCS uses our PLC photonic integration platform and consists of a complex array of switches, waveguides, taps, crossings and other functional elements manufactured on Silicon wafers using standard semiconductor processing equipment.

Network Products and Solutions: We design and manufacture a broad range of products for optical communications networks and a variety of other applications, where the networks operate at speeds less than 100G. Many of these products provide high-bandwidth connections to base station antennas for mobile devices and to people and machines over fixed and wireless networks. As consumer connectivity speeds have increased through the transitions from 2G to 3G to 4G/LTE, the bandwidths necessary to aggregate and connect wireless traffic into the backbone network, including Mobile Backhaul, have also increased. We offer 10G EML lasers, laser drivers, modulator drivers, photodiode receivers, as well as complete transceiver modules, SFP+ modules and bidirectional transceiver modules designed with the necessary bandwidth for connecting 4G/LTE wireless base station antennas. Similarly, for wired connections, we design and manufacture Optical Line Terminal (OLT) transceivers for Fiber to the Home and Business in PON networks up to 10G data rates. In addition, we offer a wide range of application-specific passive optical functionalities in modules or sub-system configurations. From 2015 onward, Network Products and Solutions will include products sold by us and designed for use at 40G that, prior to 2015, were included with High Speed products.

For applications under 100G, we also design and produce Switch Products which are manufactured using our Silicon wafer based waveguide integration platform. These products include Drop Modules used in current ROADM nodes.

In addition to products for fiber optic communications, we also sell products for test and measurement, instrumentation, industrial and research applications.

Our Infrastructure, Intellectual Properties and Our Employees

We have product development and product sustaining engineering teams in Silicon Valley (San Jose and Fremont, California), Tokyo, Japan, and Shenzhen and Wuhan, China. In our Silicon Valley and Tokyo facilities we conduct research, product development and product roadmap definitions, including for our PIC products. In our Shenzhen facilities, we conduct new product development, manufacturing and process engineering, quality control, continuous improvement and cost reduction relating to product manufacturing, assembly and test. In our Wuhan, China and Ottawa, Canada facilities we conduct new product development.

We seek to establish and maintain proprietary rights in our technology and products through the use of patents, copyrights and trade secret laws. We have filed applications for patents to protect certain of our intellectual property in the U.S. and in other countries, including Australia, Canada, Japan, Korea, Hong Kong, China, Russia, India, Taiwan and several European Union countries. As of December 31, 2014, we had approximately 600 issued patents, expiring between 2015 and 2033 covering various aspects of our technologies.

We have manufacturing operations in the U.S., Japan and China. Our wafer fabrication operations are located in our San Jose and Fremont, California facilities, as well as in our Japan facilities, and include chip design, clean room fabrication, integration and related facilities for PICs. Our manufacturing, assembly and test operations are located in our Shenzhen and Dongguan, China facilities, and in Silicon Valley, California. In addition we are in the process of establishing manufacturing capability in Russia.

As of December 31, 2014, we had 2,541 employees and non-employee contractors, of which 258 were based in California, 2,143 in China, 121 in Japan, 11 in Russia and EMEA and 8 in Canada.

None of our U.S. employees are represented by a labor union. Chinese law allows that all employees be members of a union that is overseen by the Chinese government. The majority of the employees in our Japanese subsidiaries are also members of a union. We have never experienced employment-related work stoppages and we consider our employee relations to be good.

Our customers

In 2014, 2013 and 2012, our ten largest customers accounted for 88%, 86% and 90% of our total revenue, respectively. For the year ended December 31, 2014, Huawei Technologies Co., Ltd., or Huawei Technologies, Ciena Corporation, and Alcatel-Lucent SA accounted for 38%, 15% and 10% of our total revenue, respectively. For the year ended December 31, 2013, Huawei Technologies, Ciena Corporation, and Alcatel-Lucent SA accounted for 27%, 16% and 14% of our total revenue, respectively. For the year ended December 31, 2012, Huawei Technologies, Ciena Corporation and Alcatel-Lucent SA accounted for 36%, 15% and 16% of our total revenue, respectively. No other customers accounted for 10% or more of our total revenue in any full year presented.

Our sales and marketing

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

We use a global direct sales force based in North America, Europe, the Middle East, Russia and Asia, including China and Japan. These individuals work with our product application engineers, and product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs. We believe that these collaborative engineering activities provide us insight into our customers’ broader and longer term needs. We expect to continue to add sales and related support personnel as we grow our business.

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

Our research and development

We have invested and expect to continue to invest significant time and capital into our research and development operations. Research and development expenses were $46.0 million, $45.9 million and  $38.3 million in 2014, 2013 and 2012, respectively.

Our suppliers

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

Our Backlog

Sales of our products generally are made pursuant to purchase orders, often with short lead times. These purchase orders are typically made without deposits and may be subject to revision or cancellation. The quantities actually purchased by our customers, as well as the shipment schedules, are frequently revised to reflect changes in our customers’ needs and in our supply of products.

Certain of our customers use vendor managed inventory (“VMI”)  under which we manufacture at a customer’s request, then ship to its facility or a designated contract manufacturer for the customer, to be held until it is used by the customer. We maintain title to vendor managed inventory until the customer uses the inventory. At that time the customer takes title to the products, it reports the consumption to us and we recognize the revenue for the product sale. The increased use of VMI by our customers may increase the possibility of changes to our backlog since customers may consume VMI more quickly or more slowly than we had planned.

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

Competition

The market for optical communications systems is highly competitive. While no single company competes against us in all of our product areas, our competitors range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We believe the principal competitive factors in this market are:

•	ability to provide leading edge technologies for high speed communications;
•	ability to design and manufacture high quality, reliable products, including customized solutions;
•	breadth of product solutions;
•	price to performance characteristics;
•	financial stability;
•	ability to quickly and consistently produce in high volume and high quality;
•	ability to meet customers’ specific requirements;
•	ability to meet customer lead time demands; and
•	depth of relationships with and proximity to key customers globally.

We believe we compete favorably with respect to these factors. We believe our principal competitors include Accelink Technologies Co., Ltd., Avago Technologies Limited, Finisar Corporation, JDS Uniphase Corporation, NTT Electronics Corporation, Source Photonics, Inc., Oclaro, Inc., and Sumitomo Electric Device Innovations, Inc.

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

We also face competition from some of our customers, including Huawei Technologies and its affiliate HiSilicon, who evaluate our capabilities against the merits of manufacturing products internally. These customers may have the ability to manufacture competitive products at a lower cost than we would charge as a result of their higher levels of integration. As a result, these customers may purchase less of our products and there would be additional pressure to lower our selling prices which, accordingly, would negatively impact our revenue and gross margin.

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

Additionally, increasing efforts to control emissions of greenhouse gases, or GHG, may also impact us. For example, our semiconductor manufacturing operations in California use perfluorocarbons, which are classified as a high global warming potential greenhouse gas. Under California’s Global Warming Solutions Act, we designed and installed additional pollution control equipment at our San Jose, California, manufacturing plant to reduce our perfluorocarbon emissions beginning in 2012. As of December 31, 2012 and continuing through December 31, 2014, our San Jose and Fremont, California, manufacturing facilities were in compliance with the Global Warming Solutions Act. In the U.S., the Environmental Protection Agency has announced a finding relating to GHG emissions that may result in promulgation of federal GHG air quality standards. The U.S. Congress has considered various options, including a cap and trade system which would impose a limit and a price on GHG emissions and establish a market for trading GHG credits. China has agreed to join the Copenhagen Climate Accord, a voluntary (and non-binding) GHG agreement. Globally, negotiations for a treaty to succeed the 1997 Kyoto Protocol Treaty are ongoing, and it is not yet known whether (or on what terms) agreement will be reached on a successor treaty. Additional restrictions, limits, taxes, or other controls on GHG emissions could significantly increase our operating costs and, while it is not possible to estimate the specific impact any final GHG regulations will have on our operations, there can be no assurance that these measures will not have significant additional impact on us. In addition, some of our operations might be affected by the physical impacts of climate change. For example, some of our facilities are located in coastal areas that might be vulnerable to changes in sea level.

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

We have a history of losses and we may incur additional losses in future periods. As of December 31, 2014, our accumulated deficit was $302.1 million. We also expect to continue to make significant expenditures related to the ongoing operation and development of our business. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations.

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

We are under continuous pressure to reduce the prices of our products, which has adversely affected, and may continue to adversely affect, our gross margins.

The communications networks industry has been characterized by declining product prices over time. We have reduced the prices of many of our products in the past and we expect to continue to experience pricing pressure for our products in the future, including from our major customers. Price declines particularly adversely affected our gross margins in the first and second quarters of 2014. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. In addition, our customers may have the ability or seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross margin would continue to be adversely affected.

We are dependent on Huawei Technologies, Ciena, Alcatel-Lucent SA and our other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In the year ended December 31, 2014, Huawei Technologies, Ciena Corporation and Alcatel-Lucent SA accounted for 38%, 15% and 10% of our revenue, respectively, and our top ten customers represented 88% of our total revenue. In 2013, Huawei Technologies, Ciena Corporation and Alcatel-Lucent SA

accounted for 27%, 16% and 14% of our revenue, respectively, and our top ten customers represented 86% of our total revenue. In 2012, Huawei Technologies, Alcatel-Lucent SA and Ciena Corporation accounted for 36%, 16% and 15% of our revenue, respectively and our top ten customers represented 90% of our total revenue. As a result, the loss of, or a significant reduction in orders from Huawei Technologies, Alcatel-Lucent SA, Ciena Corporation or any of our other key customers would materially and adversely affect our revenue and results of operations. Adverse events affecting our customers could also adversely affect our revenue and results of operations.

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

We believe that our existing cash and cash equivalents, and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. We operate in an industry, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to continue operations or execute on our current or future business strategies, including to:

•	invest in our research and development efforts, including by hiring additional technical and other personnel;
•	maintain and expand our operating or manufacturing infrastructure;
•	acquire complementary businesses, products, services or technologies; or
•	otherwise pursue our strategic plans and respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited. Furthermore, in the event adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, results of operations, and cash flows may be materially and adversely affected.

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

Additionally, manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Capacity constraints, raw materials shortages, logistics issues, labor shortages, volatility in utilization of manufacturing operations, supporting utility services and other manufacturing supplies, the introduction of new product lines, rapid increases in production demands and changes in customer requirements, manufacturing facilities or processes, or those of some third party contract manufacturers and suppliers of raw materials and components have historically caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross margin on, and our production capacity for, those products. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in our experiencing lower yields, gross margin and production capacity. Our ability to maintain sufficient manufacturing yields is particularly challenging with respect to PICs due to the complexity and required precision of a large number of unique manufacturing process steps. Manufacturing yields for PICs can also suffer if contaminated materials or materials that do not meet highly precise composition requirements are inadvertently utilized. Because a large portion of our PIC manufacturing costs are fixed, PIC manufacturing yields have a substantial effect on our gross margin. Lower than expected manufacturing yields could also delay product shipments and decrease our revenue. It can be hard to cost-effectively increase our production output rapidly, and we can experience yield loss and excess material scrap, which can increase our cost of goods sold and harm our profitability. Also, if we do not have sufficient demand for our PIC-based products our cost of goods sold can increase as the fixed costs of our fabrication facilities are spread over lower production.

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

Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;
•	unanticipated engineering complexities;
•	difficulties in reallocating engineering resources and overcoming resource limitations; and
•	changing market or competitive product capabilities that impact our requirements.

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

In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. Because we often indemnify our customers for intellectual property claims made against them for products incorporating our technology, any claims against our customers could trigger indemnification obligations in some of our supply agreements, which could result in substantial expenses such as increased legal expenses, damages for past infringement or royalties for future use. While we have not incurred any material indemnification expenses to date, any future indemnity claim could adversely affect our relationships with our customers and result in substantial costs to us. Our insurance does not cover intellectual property infringement.

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

As part of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary businesses, products, services or technologies that we believe could accelerate our ability to compete in our existing markets or allow us to enter new markets. Any of these transactions could be material to our financial condition and results of operations. For instance, in October 2011, we completed the acquisition of Santur Corporation, a designer and manufacturer of InP-based PIC products, and in March 2013 we completed the acquisition of the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd., now known as NeoPhotonics Semiconductor. In January 2015, we purchased the tunable laser product lines of EMCORE. If we fail to properly evaluate or integrate acquisitions, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

Acquisitions involve numerous risks, any of which could harm our business, including:

•

difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•	difficulties in realizing our expectations for the financial performance of the target company;
•	difficulties in supporting and transitioning customers, if any, of the target company;
•	difficulties in managing and integrating different cultures with respect to our international acquisitions;
•	dependence or reliance on subcontractors or suppliers to the acquired company that may not have been fully qualified or evaluated for their position in supplying the acquired company previously;
•	diversion of management time and potential business disruption;
•	the incurrence of debt to provide capital for any cash-based acquisitions;
•

the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	risks of entering new markets in which we have limited or no experience;
•	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products;
•	exposure to environmental liabilities that have not yet been discovered associated with acquired businesses’ facilities;
•	expenses, distractions and actual or threatened claims or litigation resulting from acquisitions, whether or not they are completed;
•	unexpected capital expenditure requirements
•	inability to generate sufficient revenue to offset increased expenses association with any acquisition;
•

issues arising from weaknesses or deficiencies in internal controls over financial reporting for acquired businesses that were not previously subject to internal control requirements of a U.S. public company;

•	in the event of international acquisitions, risks associated with accounting and business practices that are different from applicable U.S. practices and requirements;
•	dilutive effect on our stock as a result of any equity-based acquisitions;
•	incurring potential write-offs, contingent liabilities and amortization expense; and
•	opportunity costs of committing capital to such acquisitions.

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

Failure to realize the anticipated benefits from our past and future acquisitions may affect our future results of operations and financial condition.

In connection with our acquisitions of Santur and NeoPhotonics Semiconductor, we have integrated the commercial operations and personnel into our existing infrastructure. If there are unexpected difficulties in our integration of these acquired businesses and/or the product lines we have acquired from EMCORE, the anticipated benefits of these acquisitions may not be realized or may take longer to realize than expected. The anticipated benefits of these acquisitions could be materially reduced by a number of factors, including the following:

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

•

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

•

we could have difficulty implementing our existing management, production and accounting software and programs for NeoPhotonics Semiconductor’s previous business operations or for the product lines we recently acquired from EMCORE;

•	we could incur additional costs associated with known and unknown environmental contamination of the real estate acquired from NeoPhotonics Semiconductor; and
•	we could incur costs associated with new export or compliance issues associated with NeoPhotonics Semiconductor products or the product lines we recently acquired from EMCORE.

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

In connection with our raising capital in an April 2012 private placement of common stock, we have established a wholly-owned subsidiary and company operations in the Russian Federation. The establishment of successful operations in the Russian Federation requires capital expenditure in 2015, and is in part dependent on the cooperation of Russian entities that could include the Russia government and other third parties. If there are delays in our efforts to establish operations in the Russian Federation, the anticipated benefits of our Russian expansion may not be realized or may take longer to realize than expected. The anticipated benefits of our Russian expansion could be materially reduced by a number of factors, including the following:

•	the future revenue and gross margins of products produced in the Russian Federation may be materially different from those we originally anticipated;
•	we could incur material unanticipated expenses; and
•	we could have difficulty managing a business in the Russian Federation, where we did not previously have a material business presence.

In addition, in connection with the private placement transaction, we entered into a rights agreement with the sponsoring investor. Pursuant to the rights agreement, we have agreed to make a $30.0 million investment towards our Russian operations. We are required to satisfy this investment commitment by June 30, 2015. Pursuant to the rights agreement, failure to perform the investment commitment may result in an obligation to pay damages to the investor in the amount of $5.0 million. We are currently in discussions with the investor to potentially amend the related requirements, but there can be no assurance that we will be successful in reaching an agreement with the investor on an amendment to the requirements.

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

Our planned Russian expansion could also be delayed or adversely affected by direct or indirect events arising out of actions related to Ukraine. For instance, trade restrictions or economic sanctions that may be imposed by the United States or other countries as a consequence of Russia’s involvement in Ukraine could restrict or potentially harm our business in the Russian Federation. Furthermore, we could be adversely affected by any actions taken by Russia in response to U.S. or international sanctions, such as restrictions place by Russia on U.S. companies doing business in Russia.

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

The People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals. Since July 21, 2005, the RMB has no longer been pegged solely to the value of the U.S. dollar. Following the removal of the U.S. dollar peg, the RMB appreciated approximately 20% against the U.S. dollar over the following three years.

Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. Since June 2010, the Chinese government has allowed the RMB to appreciate slowly against the U.S. dollar again, and it has appreciated approximately 10% since June 2010. In April 2012, the Chinese government announced that it would allow more RMB exchange rate fluctuations. However, it remains unclear how this announcement might be implemented. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. There remains significant international pressure on the Chinese government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar.

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

In the year ended December 31, 2014, the JPY and the RMB weakened against the U.S dollar. While we generate a significant portion of our revenue in RMB and JPY, a majority of our operating expenses are in U.S. dollars. Therefore depreciation in RMB or JPY against the U.S. dollar would negatively impact our revenue upon translation to U.S. dollars but the impact on operating expenses would be less. For example, for the year ended December 31, 2014, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $5.6 million decrease in our revenue and a $0.4 million increase in our net loss and a 10% depreciation in JPY would have resulted in a $0.7 million decrease in our revenue and a $0.2 million increase in our net loss.

We also transact in other currencies that have had historical volatility, including the Russian Rubles (RUB). Fluctuations in the exchange rates of these currencies may cause us to recognize additional transaction gains or losses which could impact our results of operations. In 2014, while the RUB weakened against the U.S. dollar, the related impact on our operating results was immaterial. However, as we expect to expand our Russian operations, our risk associated with fluctuation of the RUB against the U.S. dollar could increase in the future.

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations is based in Shenzhen and Dongguan, China as well as our having additional operations in Japan, Russia and Canada. We are also in the process of establishing manufacturing operations in Russia. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

•	difficulties in staffing, managing and supporting operations in more than one country;
•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
•	fewer legal protections for intellectual property in foreign jurisdictions;
•	compliance with local regulations;
•	foreign and U.S. taxation issues and international trade barriers;
•	general economic and political conditions in the markets in which we operate;
•	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;
•	fluctuations in foreign economies;
•	fluctuations in the value of foreign currencies and interest rates;
•	trade and travel restrictions;
•	outbreaks of contagious disease;
•	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future;

•	difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act; and
•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

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

In 2013, we identified material weaknesses in our internal control over financial reporting which resulted in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

The following material weaknesses in our internal control over financial reporting were identified during 2013 and had been remediated as of December 31, 2014:

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

Over the course of 2014, we developed and implemented remediation plans designed to address these material weaknesses. Our management assessed the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2014. However, if our remediation measures are insufficient to address the previously-identified material weaknesses or if additional material weaknesses in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see “Item 9A. Controls and Procedures”.

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. Since the year ended December 31, 2011, we have been required to comply with the internal control requirements of the Sarbanes-Oxley Act of 2002. We may experience difficulties in implementing effective internal controls over financial reporting as part of our integration of the product lines acquired from EMCORE. The product lines we acquired from EMCORE were not subject as a stand-alone entity to the internal control requirements of a U.S. public company. We could also experience unanticipated additional operating costs in implementing and managing effective internal controls over financing reporting at the EMCORE facilities and operations, which could adversely affect our financial performance.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. A disruption, infiltration or failure of our information technology systems as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, cyber attacks, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. Any of these events could harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.

Covenants in our credit facilities may limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic or industry conditions.

We have lending arrangements with several financial institutions, including a revolving credit and term loan agreement with Comerica Bank and East-West Bank in the U.S. Our U.S. revolving credit and term loan agreement requires us to maintain certain financial covenants and limits our ability to take certain actions such as incurring some kinds of additional debt, paying dividends, or engaging in certain transactions like mergers and acquisitions, investments and asset sales without the lenders’ consent.

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

As of December 31, 2014, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $210.5 million and $139.9 million, respectively. As these net operating losses have not been utilized, a portion began to expire in 2014 and will continue to expire further in the current and future years. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized and increases in future tax liabilities.

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

In August 2012, the SEC adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding reporting obligations for the use of conflict minerals originating in the Democratic Republic of the Congo and adjoining countries, and beginning on January 1, 2013, we became subject to these reporting obligations and filed our first conflict minerals report with the SEC in the second quarter of 2014. In connection with these requirements, we regularly communicate with customers and suppliers regarding the new conflict mineral rules and reporting obligations and continue to work with these customers and suppliers to implement any necessary or requested compliance programs. As a result of these new rules, our results in operations may suffer for a variety of reasons, including:

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

Risks related to our operations in China

Our business operations conducted in China are critical to our success. A total of $61.8 million, or 20%, of our revenue in the year ended December 31, 2014 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our property, plant and equipment, 51% as of December 31, 2014, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

Adverse changes in economic and political policies in China, or Chinese laws or regulations could have a material adverse effect on business conditions and the overall economic growth of China, which could adversely affect our business.

The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China’s economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. Moreover, the laws, regulations and legal requirements in China, including the laws that apply to foreign-invested enterprises are relatively new and are subject to frequent changes. The interpretation and enforcement of such laws is uncertain. Any adverse changes to these laws, regulations and legal requirements, including tax laws, or their interpretation or enforcement, or the creation of new laws or regulations relating to our business, could have a material adverse effect on our business. For example, the Chinese government’s recent crackdown on alleged antitrust violations and bribery of local officials by multinational companies could signal a broad trend toward elevated scrutiny of foreign corporations operating in the country.

Furthermore, while China’s economy has experienced rapid growth in the past 20 years, growth has been uneven across different regions, among various economic sectors and over time. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may also have a negative effect on us. The Chinese government has recently implemented a number of measures to control the rate of economic growth, including by raising interest rates and adjusting deposit reserve ratios for commercial banks as well as by implementing other measures designed to tighten credit and liquidity. These measures have contributed to a slowdown of the Chinese economy. Any continuing or worsening slowdown could significantly reduce domestic commerce in China. An economic downturn, whether actual or perceived, a further decrease in economic growth rates or an otherwise uncertain economic outlook in China or any other market in which we may operate could have a material adverse effect on our business, financial condition and results of operation.

Our cost advantage from having our manufacturing and part of our research and development in China may diminish over time due to increasing labor costs, which could materially and adversely affect our operating results.

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has experienced higher costs due to increased wages. We were required to pay additional employee benefits taxes beginning in late 2010 and were subject to increases in the minimum wage in 2011, 2012, 2013 and 2014. We expect that we will be subject to further increases in personnel costs and taxes in the future due to market conditions and/or government mandates. If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

The termination, expiration or unavailability of our preferential income tax treatment in China may have a material adverse effect on our operating results.

Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our subsidiaries in China may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Historically, we have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential tax rate applied to 2014, 2013 and 2012. We realized benefits from this 10% reduction in tax rate of $0.5 million, $0.2 million and $0.9 million for 2014, 2013 and 2012, respectively. In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

Our subsidiaries in China may be subject to restrictions on dividend payments, on making other payments to us or any other affiliated company, and on borrowing or allocating tax losses among our subsidiaries.

Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital, as well as to allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. As of December 31, 2014, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. The statutory common reserves are not distributable as cash dividends except in the event of liquidation. In addition, current Chinese regulations prohibit inter-company borrowings or allocation of tax losses among subsidiaries in China. Further, if our subsidiaries in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Accordingly, we may not be able to move our capital easily, which could harm our business.

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

The EIT Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax on their worldwide income. Under the implementation regulations for the EIT Law issued by the State Council, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. If we are deemed to be a resident enterprise for Chinese tax purposes, we will be subject to Chinese tax on our worldwide income at the 25% uniform tax rate, which could have an impact on our effective tax rate and an adverse effect on our net (loss) income, however, dividends paid to us by our Chinese subsidiaries may not be subject to withholding if we are deemed to be a resident enterprise.

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

Our subsidiaries in China are subject to Chinese labor laws and regulations. Changes to Chinese labor laws and regulations may increase our operating costs in China, which could adversely affect our financial results.

China Labor Contract Law, effective January 1, 2008, together with its implementing rules, effective September 18, 2008 and its amendments, effective July 1, 2013, provides certain protections to Chinese employees. Under the current rules, the probation period varies depending on contract terms and the employment contract can only be terminated during the probation period for cause upon three days’ notice. Additionally, an employer may not be able to terminate a contract during the probation period on the grounds of a material change of circumstances or a mass layoff. The current law also has specific provisions on conditions when an employer has to sign an employment contract with open-ended terms. If an employer fails to enter into an open-ended contract in certain circumstances, the employer must pay the employee twice their monthly wage beginning from the time the employer should have executed an open-ended contract. Additionally an employer must pay severance for nearly all terminations, including when an employer decides not to renew a fixed-term contract.

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

The Shenzhen municipal government, effective December 2010, issued a measure to require all government agencies, public institutions, and enterprises in Shenzhen to pay a monthly housing fund. The housing fund is designed to enhance the welfare and increase the funds available to Shenzhen employees when buying, building, renovating, or overhauling owner-occupied houses. Employee and employers are required to make equal contributions to the housing fund, which generally can range between 5% and 20% of the employees’ average salary of the most recent year and we commenced making these contributions in the fourth quarter of 2010.

From time to time, the Chinese government has implemented requirements to increase the minimum wage for employees in China. These requirements have resulted in the past, and may result in the future, in higher employee costs for our personnel in China. Minimum wage rates generally vary by city and province within China and have historically increased as much as 20% on an annual basis. We were required to increase wages to comply with these requirements and it may be necessary for us to increase wages more than the minimum wage adjustment requires due to market conditions or additional government mandates. If labor costs in China continue to increase, our gross margins, profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with personnel costs or manufacturing in traditionally higher cost countries may be diminished. Future changes to labor laws and regulations may materially increase the costs of our operations in China.

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

As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2013, as well as our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, we were not in full compliance with the NYSE Listed Company Manual, Section 802.01E. We cured this deficiency in June 2014 by our filings of our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2014. We are required to comply with the NYSE Listed Company Manual as a condition for our common stock to continue to be listed on the NYSE. If we are unable to comply with such conditions, then our shares of common stock are subject to delisting from the NYSE.

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

As of December 31, 2014, our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 56% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

Our properties consist primarily of owned and leased office and manufacturing facilities. Our corporate headquarters are located in San Jose, California and our manufacturing facilities are primarily located in Shenzhen and Dongguan, China. The following schedule presents the approximate square footage of our facilities as of December 31, 2014:

Location	Square Feet	Commitment and Use
San Jose, California (1)	63,526	Leased; 2 buildings used for corporate headquarters offices and wafer fabrication.
Fremont, California	73,186	Leased; 2 buildings used for wafer fabrication and research and development.
Shenzhen, China (2)	236,853	Owned; 1 building and 1 floor of a building. Used for manufacturing, research and development, and sales and marketing.
Shenzhen, China	21,533	Leased; 2 buildings used for staff dormitory.
Dongguan, China	94,550	Leased; 2 buildings used for manufacturing and staff dormitory.
Tokyo, Japan	13,351	Owned; 1 building used for manufacturing, research and development and marketing.

(1)	One building, 24,212 square feet has been sub-leased until October 2015.
(2)	The owned floor of the building in Shenzhen, representing 23,361 square feet, was leased to a tenant effective February 2014.

In addition, we lease a number of smaller offices for warehouse, manufacturing, research and other functions.

ITEM 3.	LEGAL PROCEEDINGS

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

On January 2, 2013, we were served with a lawsuit, filed in Belgium by Laser 2000 Beneluo SA (“Laser 2000”), based on the fact that we requested that Santur Corporation terminate the distributor relationship between Santur and Laser 2000 prior to closing of the acquisition of Santur by us.  The distributor agreement was formally terminated as of January 3, 2012.  Laser 2000 claims that we owe Laser 2000 commissions from 2011 and the first semester of 2012 in addition to commissions based on European Directive 86/653 on sales representatives.  Laser 2000 claims that it is owed outstanding commissions from 2011, commissions for the first semester of 2012, expected commissions and for the Directive 86/653 commissions.  We paid $492,000 to Laser 2000 as partial settlement of claims and to avoid penalties from the Court and submitted a legal brief to court on September 16, 2013. Laser 2000 filed a response on December 16, 2013 and we filed the final rebuttal brief on January 30, 2014.  We are awaiting a response from the Belgian Court.  We are defending the claims vigorously but are unable to predict the duration or outcome of the lawsuit at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 28, 2015, there were approximately 108 holders of record of our common stock (not including beneficial holders of our common stock holder in street names). We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, consent from our existing credit facility lender in the U.S., and other factors our board of directors may deem relevant.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	Low	High
Fiscal Year 2014:
First Quarter	$6.61	$8.41
Second Quarter	$3.82	$8.10
Third Quarter	$2.42	$4.04
Fourth Quarter	$2.46	$3.78
Fiscal Year 2013:
First Quarter	$4.79	$6.09
Second Quarter	$4.75	$8.81
Third Quarter	$6.20	$9.77
Fourth Quarter	$5.31	$7.98

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

	NeoPhotonics	S&P 500	NASDAQ Telecom
02/02/11	$100	$100	$100
12/31/11	$35	$96	$83
12/31/12	$43	$109	$84
12/31/13	$53	$142	$105
12/31/14	$26	$158	$114

For equity compensation plan information refer to Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

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

We derived the consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

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

	Years ended December 31,
Consolidated Statement of Operations Data:	2014 (1)	2013 (2)	2012	2011 (3)	2010
	(in thousands, except per share data)
Revenue	$306,177	$282,242	$245,423	$201,029	$177,679
Cost of goods sold	235,059	217,069	184,163	150,944	123,373
Gross profit	71,118	65,173	61,260	50,085	54,306
Operating expenses	90,250	98,846	78,167	78,551	47,812
(Loss) income from operations	(19,132)	(33,673)	(16,907)	(28,466)	6,494
Interest and other income (expense), net (4)	1,932	538	599	14,231	(533)
Provision for income taxes	(2,519)	(1,204)	(1,364)	(1,155)	(2,289)
(Loss) income from continuing operations	$(19,719)	$(34,339)	$(17,672)	$(15,390)	$3,672
Basic and diluted net (loss) income per share from continuing operations attributable to NeoPhotonics Corporation common stockholders: (5)	$(0.61)	$(1.11)	$(0.62)	$(1.45)	$—

	Years ended December 31,
Consolidated Balance Sheet Data:	2014	2013	2012	2011	2010
	(in thousands)
Cash and cash equivalents	$43,035	$57,101	$36,940	$32,321	$24,659
Short-term investments	—	17,916	64,301	54,063	—
Restricted cash and investments	21,254	2,138	2,626	3,227	2,828
Working capital (6)	102,130	124,298	152,374	124,199	44,129
Total assets	286,284	302,227	295,632	277,049	172,495
Long-term debt (including current portion)	23,336	34,475	22,167	27,166	8,836
Redeemable convertible preferred stock (7)	—	—	—	—	211,541
Common stock and additional paid-in capital (7)	456,271	447,546	438,934	392,854	93,354
Total equity (deficit)	159,456	176,811	202,680	173,654	(109,638)

(1)

In 2014, we recognized total escrow settlement gain of $4.9 million, of which $3.9 million pertained to certain indemnification claims by us in connection with the acquisition of Santur in 2011 and $1.0 million pertained to our acquisition of NeoPhotonics Semiconductor in 2013.

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

(5)	See Note 6 to the Consolidated Financial Statements for a description of our calculation of net (loss) income per share.
(6)	Working capital is defined as total current assets less total current liabilities.
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

On March 3, 2015, we announced our financial results for the year ended December 31, 2014 which included our preliminary Condensed Consolidated Balance Sheet. Subsequently, we finalized the accounting for our subsequent events related to our debt financing arrangements with the Comerica Bank and with the Bank of Tokyo-Mitsubishi UFJ, Ltd., respectively, as discussed below and in Note 19 to the Consolidated Financial Statements. Accordingly, our Consolidated Balance Sheet at December 31, 2014 presented in this Annual Report on Form 10-K reflects a reclassification of $7.5 million from the current portion of long-term debt to the long-term debt, net of current portion and a reclassification of $5.3 million from current restricted cash and investments to restricted cash and investments, non-current.

Business overview

We develop, manufacture and sell optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks. We sell our products to the world’s leading network equipment manufacturers, including Alcatel-Lucent SA, Ciena Corporation, Cisco Systems, Inc., and Huawei Technologies Co., Ltd. These four companies are among our largest customers and a focus of our strategy due to their leading market positions.

We have research and development and wafer fabrication facilities in San Jose and Fremont, California and in Tokyo, Japan that coordinate with our research and development and manufacturing facilities in Dongguan, Shenzhen and Wuhan, China and Ottawa, Canada. We use proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing. We believe we are one of the highest volume PIC manufacturers in the world and that we can further expand our manufacturing capacity to meet market needs.

In 2014, our revenue growth of 8% over the prior-year was driven primarily by demand for our 100Gbps speed products, as carriers continued to accelerate deployment of high capacity optical transport networks worldwide.

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

We are discontinuing certain products that accounted for approximately $23 million of total revenue in 2014 and are expected to account for less than 2% of anticipated total revenue in 2015.  These products, which are in the end of life, had relatively low gross margins, and are in a “last time buy” process with customers currently.  We intend to continue actions to end the life of certain products that are not contributing to profitability, which going forward is expected to lower our annual revenue growth while improving gross margin and profitability.

On January 2, 2015, we closed an acquisition of the tunable laser product lines of EMCORE for approximately $17.5 million. Consideration for the transaction consisted of $1.5 million in cash and a promissory note of approximately $16.0 million, which is subject to certain adjustments for inventory, net accounts receivable and pre-closing revenues. The promissory note will bear interest of 5% per annum for the first year and 13% per annum for the second year; the interest will be payable semi-annually in cash, and the note will mature two years from the closing of the transaction. In addition, the promissory note will be subject to prepayment under certain circumstances and will be secured by certain of the assets to be sold pursuant to the asset purchase agreement with EMCORE. The note is subordinated to our existing bank debt in the U.S. We will account for the acquisition as a business combination.

On March 29, 2013, we acquired certain assets and assumed certain liabilities related to the semiconductor Optical Components Business Unit of LAPIS Semiconductor Co., Ltd. (“LAPIS”), a wholly-owned subsidiary of Rohm Co., Ltd. of Japan. The business is now known as NeoPhotonics Semiconductor. Total consideration for this acquisition was approximately $24.3 million, including $13.1 million in cash and $11.1 million in notes payable for the purchase of the real estate used by NeoPhotonics Semiconductor, of which 700 million Japanese Yen (“JPY”) ($5.8 million) was outstanding as of December 31, 2014.

Debt Arrangements

During the first quarter of 2015, we completed actions to restructure certain of our debt obligations.  By restructuring our debt, we eliminated certain cash restrictions and improved our cash flow.  As of December 31, 2014, we had $23.3 million of long-term debt, which consisted of a term loan led by Comerica Bank of $17.5 million, secured by restricted cash of an equal amount, and a mortgage from LAPIS of $5.8 million. In the first quarter of 2015, we restructured both of these arrangements to increase the usability of our Comerica borrowing capacity by approximately $9 million while eliminating certain restrictions on cash; and we entered into a new financing arrangement with Bank of Tokyo-Mitsubishi UFJ, Ltd. which paid off the LAPIS mortgage in Japan and increased our available cash balances through two long-term mortgage instruments totaling $12.6 million.  These actions increased our unrestricted cash by approximately $22 million and improved our cash availability for 2015. In addition, at December 31, 2014, we had $22.8 million of short-term notes payable and borrowings in China.  We expect to maintain such facilities at approximately this level through 2015.

Product Group Reporting

We plan to realign our product group reporting for 2015. For all of 2014, revenue attributable to our “Speed and Agility” product group was approximately 73.5% of our total revenue, of which our “High Speed” products were approximately 42.9% of total revenue, revenue attributable to our “Access” products was approximately 20.2% of total revenue, and revenue attributable to our “Other Telecom” products were approximately 6.3% of total revenue.  In terms of our reporting structure for 2015 and beyond, for the full year of 2014, 42.3% of our total revenue would have been reported as revenue from “High Speed Products” (100G and beyond) and 57.7% of our total revenue would have been reported as revenue from “Network Products and Solutions.”  Note that in reporting for 2015 and onward, revenue from products designed for 40G is expected to be moved from the previously reported “High Speed” to the new category of “Network Products and Solutions,” and such revenue is expected to continue to decline over time. The tunable laser products acquired from EMCORE during the first quarter of 2015 is expected to be included in High Speed Products.

Update on Planned Expansion in the Russian Federation

In April 2012, we entered into a rights agreement with Open Joint Stock Company “RUSNANO” or Rusnano, one of our principal stockholders. Under the rights agreement, we agreed to make a $30.0 million investment commitment (the “Investment Commitment”) toward our Russian operations. The Investment Commitment can be partially satisfied by cash and/or non-cash investment inside or outside of Russia and/or by way of non-cash asset transfers.

In July 2014, we extended our then-current Investment Commitment milestone to March 31, 2015. In March 2015, we further extended our Investment Commitment milestone to June 30, 2015. If we fail to meet the Investment Commitment by such date, we may be required to pay a $5.0 million penalty as the sole and exclusive remedy for damages and monetary relief available to Rusnano for failure to meet the Investment Commitment. We are currently in discussions with Rusnano to potentially amend the related requirements, but there can be no assurance that we will be successful in reaching an agreement with Rusnano on amending the requirements.

Separately, on December 18, 2014, we entered into a Commitment to file a Resale Registration Statement and Related Waiver of Registration Rights, whereby Rusnano waived certain registration rights in connection with a potential offering by us of shares of our common stock, and we committed to file with the SEC a resale registration statement on Form S-1 covering the resale of all shares of our common stock held by Rusnano. We are obligated to file such resale registration statement no later than April 15, 2015. Rusnano also waived its demand registration rights under the original rights agreement and has agreed to enter into a lock up agreement with us whereby it will agree not to sell any shares of our common stock, or engage in certain other transactions relating to our securities, for a period of 60 days from the filing date of the resale registration statement.

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

Valuation of inventories

We record inventories at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventories in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs which would be charged to cost of goods sold. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles. Write-downs of excess and obsolete inventory are charged to cost of goods sold. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, it will result in lower costs and higher gross margin for those products. Any write-downs would have an adverse impact on our gross margin. During the years ended December 31, 2014, 2013 and 2012, we recorded excess and obsolete inventory charges of $1.5 million, $3.2 million and $3.1 million, respectively.

Warranty liabilities

We provide warranties to cover defects in workmanship, materials and manufacturing of our products for a period of one to two years to meet stated functionality specifications. From time to time, we have agreed, and may agree, to warranty provisions providing for extended terms or with a greater scope. We test products against specified functionality requirements prior to delivery, but we nevertheless from time to time experience claims under our warranty guarantees. We accrue for estimated warranty costs under those guarantees based upon historical experience, and for specific items at the time their existence is known and the amounts are determinable. We charge a provision for estimated future costs related to warranty activities to cost of goods sold based upon historical product failure rates and historical costs incurred in correcting product failures. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin and profitability would be adversely affected. We recorded warranty expense of $0.9 million, $1.5 million and $0.1 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

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

Results of operations

The following table presents certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2014	2013	2012
Revenue	100%	100%	100%
Gross profit	23%	23%	25%
Operating expenses	29%	35%	32%
Loss from operations	(6)%	(12)%	(7)%
Interest and other income (expense), net	1%	—%	—%
Loss before income taxes	(5)%	(12)%	(7)%
Net loss	(6)%	(12)%	(7)%

Revenue

(in thousands, except percentages)	2014	% Change 2013 to 2014	2013	% Change 2012 to 2013	2012
Total revenue	$306,177	8%	$282,242	15%	$245,423

We sell substantially all of our products to original equipment manufacturers, or OEMs. We recognize revenue upon delivery of our products to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in Chinese Renminbi (“RMB”), U.S. dollars and JPY. Revenue is driven by the volume of shipments and may be impacted by pricing pressures. We have generated most of our revenue from a limited number of customers.

Customers accounting for more than 10% of our total revenue and revenue from our top ten customers for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd	38%	27%	36%
Ciena Corporation	15%	16%	15%
Alcatel-Lucent SA	10%	14%	16%
Percent of revenue from top ten customers	88%	86%	90%

For the years ended December 31, 2014, 2013 and 2012, our percentage of sales from our China-based subsidiaries, the majority of which were denominated in RMB, were 20%, 31%, and 49%, respectively.

Total revenue increased by $23.9 million, or 8%, in 2014 compared to 2013. This increase was primarily attributable to a $30.5 million increase in revenue from our Speed and Agility products, including high speed 100Gbps products, as carriers continued to accelerate deployments of 4G-LTE networks in China which required increases in backbone capacity, partially offset by a 5% decline in our Access product revenue and a 14% decline in our Other Telecom products. In 2014, our Speed and Agility products accounted for 73.5% of our total revenue, our “Access” products accounted for 20.2% of total revenue, and our “Other Telecom” products accounted for 6.3% of total revenue.  Our revenue from China increased $39.1 million, or 32%, and revenue from the United States increased $11.6 million, or 26%, due to the relative strength in these regions, partially offset by decreases in Japan and other regions in 2014 compared to 2013.

Total revenue increased by $36.8 million in 2013 compared to 2012, representing a 15% increase. This increase was primarily attributable to a $44.9 million increase in revenue from our high speed 100Gbps and 40Gbps products, including a significant contribution from the newly acquired NeoPhotonics Semiconductor in Japan, partially offset by a decrease in revenue contribution from our legacy products.  In 2013, high speed products revenue increased 69% from 2012, while our Access products revenue were down 13% from 2012.

In 2015, we expect continued growth in revenue from our 100Gbps products. We also expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in orders from our largest customers, including Huawei Technologies Co., Ltd., Ciena Corporation and Alcatel-Lucent SA, or any of our other key customers would materially affect our revenue and results of operations. We expect a significant portion of our sales to continue to be denominated in foreign currencies, including RMB, and, to a lesser extent, in JPY and therefore may be affected by changes in foreign exchange rates.

Cost of goods sold and gross margin

(in thousands, except percentages)	2014	% Change 2013 to 2014	2013	% Change 2012 to 2013	2012
Cost of goods sold	$235,059	8%	$217,069	18%	$184,163

	2014		2013		2012
Gross margin	23%		23%		25%

Our cost of goods sold consists primarily of the cost to produce wafers and to manufacture and test our products. Additionally, our cost of goods sold includes stock-based compensation, write-downs of excess and obsolete inventory, royalty payments, amortization of certain purchased intangible assets, depreciation, acquisition-related fair value adjustments, restructuring cost, warranty, shipping and allocated facilities costs.

Gross margin was consistent at 23% in 2014 compared to 2013, primarily due to a reduction in overall manufacturing costs, lower vendor cost reductions and lower warranty expenses, offset by higher standard costs compared to 2013. In 2014, overall manufacturing costs decreased $5.4 million and warranty expenses decreased $0.7 million, partially offset by a $0.3 million increase in intangible assets related amortization expenses, resulting in a $5.9 million increase in gross profit, compared to 2013,

Gross margin decreased to 23% in 2013 compared to 25% in 2012. The decrease in gross margin partially resulted from costs associated with our NeoPhotonics Semiconductor acquisition, including $2.9 million fair value of the inventory over its cost at the acquisition date recognized during the period, as well as a $1.4 million increase in our warranty provision primarily due to higher warranty-related costs in the U.S. and China and a $0.3 million warranty accrual release in 2012 related to Santur. Our 2013 gross margin was also impacted by restructuring charges of $0.7 million and lower average selling prices resulting from increased competition and pricing pressure from our major customers.

In 2015, we expect to adjust our product offerings to improve overall gross margin and profitability, which may lower total revenue growth. We expect that our gross margin is likely to continue to fluctuate due to a variety of factors, including the introduction of new products, production volume, production volume compared to sales over time, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, revaluation of stock appreciation unit awards that are impacted by our stock price, write-downs of excess and obsolete inventories and warranty costs. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate, particularly in the quarters subsequent to the periods in which the negotiations occurred.

Operating expenses

(in thousands, except percentages)	2014	% Change 2013 to 2014	2013	% Change 2012 to 2013	2012
Research and development	$45,959	—%	$45,853	20%	$38,288
Sales and marketing	13,725	(4)%	14,242	8%	13,241
General and administrative	31,570	5%	30,012	23%	24,361
Amortization of purchase intangible assets	1,502	(2)%	1,532	16%	1,316
Asset impairment charge	1,130	—%	—	—	—
Restructuring charges	662	(15)%	775	1040%	68
Acquisition-related costs	615	(89)%	5,406	274%	1,447
Adjustment to fair value of contingent consideration	—	—%	1,026	285%	(554)
Escrow settlement gain	(4,913)	—%	—	—	—
Total operating expenses	$90,250	(9)%	$98,846	26%	$78,167

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased $0.1 million in 2014 compared to 2013. The increase was attributable to a $0.5 million increase in depreciation and amortization expense and a $0.2 million increase in stock-based compensation expense, offset by a $0.4 million decrease in payroll expenses due to headcount reductions and a $0.2 million reduction in development materials related spending.

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

We believe that investments in research and development are important to help meet our strategic objectives. In 2015, we plan to continue to invest in research and development activities, including new products that will further enhance our competitive position. In particular, the acquisition of the tunable laser product line of EMCORE in early January 2015 is anticipated to result in an increase in our research and development expenses. As a percentage of total revenue, our research and development expense may vary as our investment and revenue levels change over time.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs and services and facility costs.

Sales and marketing expense decreased by $0.5 million in 2014 compared to 2013, representing a 4% decrease, primarily due to a $0.6 million decrease in payroll and benefit expenses and a $0.3 million decrease in product demo expenses, partially offset by a $0.3 million increase in stock-based compensation expense.

Sales and marketing expense increased by $1.0 million in 2013 compared to 2012, representing an 8% increase which was primarily due to increases from the acquisition of NeoPhotonics Semiconductor and higher variable compensation costs.

We expect to continue to focus on controlling our sales and marketing expenses in 2015 even as our business continues to expand geographically. As a percentage of total revenue, our sales and marketing expense may vary as our revenue changes over time.

General and administrative

General and administrative expense consists of personnel costs, including stock-based compensation, for our finance, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

General and administrative expense increased by $1.6 million in 2014 compared to 2013, representing a 5% increase. The increase was primarily due to a $2.6 million increase in audit and tax fees primarily related to the restatement of our Quarterly Reports on Forms 10-Q for the quarters ended March 31 and June 30, 2013, a $1.1 million increase in bonus expense and a $0.9 million in payroll expenses, partially offset by a $2.1 million decrease in consulting fees, a $0.5 million decrease in benefit expenses, and a $0.2 million decrease in computer equipment expenses.

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

We expect to continue to focus on controlling our general and administrative expense in 2015. As a percentage of total revenue, our general and administrative expense may vary as our revenue changes over time.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology and patents and leasehold interests are included within cost of goods sold, while customer relationships and non-compete agreements are recorded within operating expenses.

In 2014, amortization of purchased intangible assets was $4.3 million, of which $2.8 million was included in cost of goods sold and $1.5 million in operating expenses, which remained relatively consistent compared to 2013.

Amortization of purchased intangible assets increased by $0.2 million in 2013 compared to 2012, representing a 16% increase and was due to intangible assets from our NeoPhotonics Semiconductor in 2013.

Asset impairment charge

In December 2014, we wrote off certain leasehold improvements in our facilities in Fremont, California and recorded an asset impairment charge of $1.1 million in 2014 as a result of our business re-alignment initiatives.

Restructuring charges

In 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus on our strategy execution, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan consists of workforce reductions primarily in the U.S and in China. As a result, we recorded $1.1 million in restructuring charges, within costs of goods sold and operating expenses, related to the 2014 Restructuring Plan.

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

Acquisition-related costs

In 2014, we incurred $0.6 million in acquisition-related costs related to our acquisition of EMCORE’s tunable laser product lines. We expect to incur additional acquisition-related costs for such acquisition in 2015. In connection with our acquisition of NeoPhotonics Semiconductor in 2013, we incurred $5.4 million in acquisition-related costs during the year ended December 31, 2013 related to investment banking, legal, accounting and other professional services and fees as well as transfer and acquisition taxes related to real property acquired.

Escrow settlement gain and adjustment to the fair value of contingent consideration

In October 2014, we entered into a settlement agreement covering the outstanding claims in connection with our 2013 acquisition of LAPIS Semiconductor Co., Ltd.  Under the terms of the settlement agreement, we received a payment of $1.0 million (JPY 111.0 million) from the escrow account that was set up under the original merger agreement for disputed excess inventories, which we recorded as an escrow settlement gain in 2014.

In May 2014, we entered into a settlement agreement covering the outstanding claims in connection with our 2011 acquisition of Santur. Under the terms of the settlement agreement, a net amount of $1.9 million was paid to us from the escrow account that was set up under the original merger agreement, which was comprised of $3.9 million related to certain indemnification claims by us (“Indemnification Amount”), partially offset by $2.0 million related to additional consideration for the business acquisition that was contingent upon Santur’s gross profit performance during 2012 (“Contingent Consideration Amount”). Prior to this settlement, we had recorded $1.0 million as our estimated fair value of the Contingent Consideration Amount. As a result of this settlement, we recorded an additional $1.0 million in our operating expenses in 2013 to adjust the fair value of the Contingent Consideration Amount to the full $2.0 million settlement amount and recorded the $3.9 million Indemnification Amount in 2014.

Interest and other income, net

(in thousands, except percentages)	2014	% Change 2013 to 2014	2013	% Change 2012 to 2013	2012
Interest and other income, net	$1,932	259%	$538	(10)%	$599

Interest and other income, net consists of interest income, interest expense and other income (expense). Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts incurred for interest on our outstanding debt. Other income (expense) includes foreign currency transaction gains and losses along with government subsidies. The functional currency of our subsidiaries in China and Japan is the RMB and the JPY, respectively.

Interest and other income, net increased $1.4 million, or 259%, in 2014, from $0.5 million in 2013. The increase was primarily due to a $1.9 million increase in net foreign exchange gain largely attributable to a weaker JPY against the U.S. dollar, partially offset by a $0.3 million increase in interest expense related to higher debt balances and a $0.2 million decrease in interest income.

Interest and other income, net, decreased by 10% in 2013 compared to 2012. The decrease is primarily due to a $0.4 million increase in interest expense related to higher long-term debt in 2013 and a $0.2 million decrease in interest income, which was partially offset by a $0.6 million increase in other income. Included in other income was a $0.9 million net foreign exchange gain in 2013 which was a $1.1 million increase from a $0.2 million foreign exchange loss in 2012.

Income taxes

	Years ended December 31,
(in thousands, except percentages)	2014	2013	2012
Provision for income taxes	$(2,519)	$(1,204)	$(1,364)
Effective tax rate	(15)%	(4)%	(8)%

In 2014, 2013 and 2012, our income tax provision was primarily related to the operating profit realized in our foreign subsidiaries in Japan and China, despite a consolidated loss before income taxes. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries has qualified for a preferential 15% tax rate available for high technology enterprises. The preferential rate applied to 2014, 2013 and 2012. We realized benefits from this 10% reduction in the tax rate of $0.5 million, $0.2 million and $0.9 million for 2014, 2013 and 2012, respectively. In order to retain the preferential rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain employment level requirements and maintain certain levels of research expenditures. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

The effective tax rate in 2014 of 15% was 11% higher than the 4% effective rate in 2013, primarily due to higher earnings in foreign subsidiaries.

The effective tax rate in 2013 of 4% was 4% lower than the 8% effective rate in 2012, primarily due to a higher U.S. loss relative to our earnings in foreign subsidiaries.

Liquidity and capital resources

At December 31, 2014, we had working capital of $102.1 million and total cash and cash equivalents of $43.0 million, of which 24% was held in accounts by our subsidiaries in China and 30% was held in accounts by our subsidiaries in Japan. In the aggregate, approximately 55% of our cash and cash equivalents was held by our foreign subsidiaries.

Approximately $7.1 million of our accumulated deficit at December 31, 2014 was subject to restriction due to the fact that our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.  This restricted amount is not distributable as cash dividends except in the event of liquidation.

We have a bank credit agreement with Comerica Bank as the lead bank.  As of December 31, 2014, this credit agreement included the following:

•

A revolving credit facility under which there was no amount outstanding and $20.0 million available for borrowing at December 31, 2014, subject to covenant requirements. Amounts borrowed are due on or before March 2016 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of December 31, 2014 the rate on the LIBOR option was 2.91%

•

A term loan facility under which $17.5 million was outstanding at December 31, 2014. Interest is payable quarterly in arrears and the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan bear interest at an interest rate option of a base rate as defined in the agreement plus 2.0% or LIBOR plus 3.0%. As of December 31, 2014 the rate on the LIBOR option was 3.16%

Our original credit agreement required the maintenance of specified financial covenants, including a debt to EBITDA ratio and liquidity ratios.  The agreement also restricts our ability to incur additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of our U.S. assets, other than intellectual property assets. During 2014, we executed an amendment to the credit agreement that waived the testing of certain covenants for compliance, provided that we maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access. As of December 31, 2014, the amount of our cash and investments in these compensating balance accounts for the term loan with Comerica Bank, was $17.5 million, which was classified as current and non-current restricted cash and investments on our December 31, 2014 consolidated balance sheet.

In January 2015, we executed an amendment to the credit agreement under which the $20.0 million revolving credit facility was replaced with a $25.0 million senior secured revolving credit line with a maturity date on November 2, 2016.  Borrowings under the amended revolving credit facility bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%.  The amendment also modified the EBITDA and liquidity covenants and eliminated the need to maintain compensating balances (restricted cash).  In January 2015, we repaid the remaining Comerica term loan balance and borrowed $15.8 million under the amended revolving credit facility.

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

At December 31, 2014, one of our subsidiaries in China had a short-term line of credit facility with a banking institution which expires in June 2015.  Under the agreement, RMB 160.0 million ($26.0 million) can be used for bank acceptance drafts (with a 25% to 30% compensating balance requirement) and up to RMB 120.0 million ($19.5 million) can be used for short-term loans, which will bear interest at varying rates. In September 2014, the Company’s China subsidiary renewed its second line of credit facility with a banking institution, under which RMB 150 million ($24.4 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement) or short-term loans. This line of credit facility expires in September 2015. As of December 31, 2014, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $12.8 million.

As of December 31, 2014 and 2013, the compensating balance for these bank acceptance drafts totaled $3.8 million and $2.1 million, respectively, and was classified as restricted cash and investments on our consolidated balance sheets.

In 2014, our subsidiary in China entered into two short-term advance financing agreements under one of its line of credit facilities to borrow a total of $10.0 million against export sales to us as its parent company. The loans bear interest at rates from 2.33% to 4.02% per annum. Interest and the principal are due in the second quarter of 2015.

In connection with the acquisition of NeoPhotonics Semiconductor on March 29, 2013, we were obligated to pay 1,050 million JPY in three equal installments on the anniversaries of the closing date for the purchase of the real estate used by NeoPhotonics Semiconductor, of which 700 million JPY ($5.8 million) was outstanding at December 31, 2014.  The obligation bears interest at 1.5% per year, payable annually, and is secured by the acquired real estate property. This loan was repaid in full in February 2015.

On February 25, 2015, we entered into certain loan agreements and related special agreements (collectively, the “Loan Arrangements”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500 million JPY ($4.2 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($8.4 million) (the “Term Loan B” and together with the Term Loan A, the “Bank Loans”). The Bank Loans are secured by a mortgage on certain real property and buildings owned by our Japanese subsidiary in Japan. The full amount of each of the Bank Loans was drawn on the closing date of February 25, 2015. Interest on the Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, we paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.3 million).

The Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to our Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Bank Loans also include customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, restraint on business, dissolution, bankruptcy, attachment and misrepresentations. In March 2015, we used a portion of the proceeds of the Bank Loans to repay the then-outstanding loan related to the acquisition of NeoPhotonics Semiconductor, which had an outstanding principal and interest amount of approximately 710 million JPY ($6.0 million).

On January 2, 2015, we closed an acquisition of the tunable laser product lines of EMCORE for approximately $17.5 million. Consideration for the transaction consisted of $1.5 million in cash and a promissory note of approximately $16.0 million, which is subject to certain adjustments for inventory, net accounts receivable and pre-closing revenues. The promissory note will bear interest of 5% per annum for the first year and 13% per annum for the second year; the interest will be payable semi-annually in cash, and the note will mature two years from the closing of the transaction. In addition, the promissory note will be subject to prepayment under certain circumstances and will be secured by certain of the assets to be sold pursuant to the Asset Purchase Agreement. The note is subordinated to our existing bank debt in the U.S. We will account for the acquisition as a business combination.

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

Private placement transaction

In April 2012, we entered into a rights agreement with Open Joint Stock Company “RUSNANO”, one of our principal stockholders. Under the rights agreement, we agreed to make a $30.0 million investment commitment (the “Investment Commitment”) toward our Russian operations. The Investment Commitment can be partially satisfied by cash and/or non-cash investment inside or outside of Russia and/or by way of non-cash asset transfers.

In July 2014, we extended our then-current Investment Commitment milestone to March 31, 2015. In March 2015, we further extended our Investment Commitment deadline to June 30, 2015. If we fail to meet the Investment Commitment, we may be required to pay a $5.0 million penalty as the sole and exclusive remedy for damages and monetary relief available to Rusnano for failure to meet the Investment Commitment.

Separately, on December 18, 2014, we entered into a Commitment to file a Resale Registration Statement and Related Waiver of Registration Rights, whereby Rusnano waived its registration rights in connection with a potential offering by us of shares of our common stock, and we committed to file with the SEC a resale registration statement on Form S-1 covering the resale of all shares of our common stock held by Rusnano, provided, however, that we are obligated to file such resale registration statement no later than April 15, 2015. Rusnano also waived its demand registration rights under the original rights agreement and has agreed to enter into a lock up agreement with us whereby it will agree not to sell any shares of our common stock, or engage in certain other transactions relating to our securities, for a period of 60 days from the filing date of the resale registration statement.

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Years ended December 31,
(in thousands)	2014	2013	2012
Net cash (used in) provided by operating activities	$(451)	$4,511	$(8,790)
Net cash (used in) provided by investing activities	(13,945)	13,304	(20,999)
Net cash provided by financing activities	3,029	2,515	34,064
Effect of exchange rates on cash and cash equivalents	(2,699)	(169)	180
Net (decrease) increase in cash and cash equivalents	$(14,066)	$20,161	$4,455

Operating activities

In 2014, net cash used in operating activities was $0.5 million, which was a $5.0 million decrease compared to the $4.5 million cash provided by operating activities in 2013. The decrease was primarily attributable to an increase in accounts receivable due to higher revenue in 2014 while days sales outstanding improved compared to 2013. Additional contributing factors to the increase in net cash used in operating activities included lower accounts payable related payments and higher accrued and other liabilities in 2013 and an increase in prepaid expenses and other assets in 2014 primarily attributable to sales tax refunds, partially offset by a reduction in net loss, net of non-cash charges, and a lower inventory level in 2014, compared to 2013.

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

Investing activities

In 2014, net cash used in investing activities was $13.9 million, a $27.2 million decrease compared to the $13.3 million provided by investing activities in 2013, primarily due to a $85.1 million decrease in proceeds from sales and maturities of marketable securities and an $11.4 million increase in restricted cash, partially offset by a $49.2 million decrease in marketable securities purchases and a $8.5 million decrease in capital equipment purchases. In addition, net cash used in acquisition was $1.5 million in 2014 for the asset purchase arrangement with EMCORE, compared to a payment of $12.7 million for the acquisition of NeoPhotonics Semiconductor in 2013.

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

Financing activities

In 2014, net cash provided by financing activities was $3.0 million, an increase of $0.5 million compared to $2.5 million in 2013. The increase was primarily attributable to a $5.7 million increase in proceeds from notes payable issuances and a $5.7 million decrease in repayment of bank loans, partially offset by an $8.4 million decrease in proceeds from bank loans, a $2.0 million payment for the contingent consideration liability related to the Santur acquisition and a $0.6 million decrease in net proceeds from exercises of stock options and issuance of restricted stock units.

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

Contractual obligations and commitments

The following summarizes our contractual obligations as of December 31, 2014:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable and short-term borrowing (1)	$22,771	$22,771	$—	$—	$—
Acquisition-related note payable (1)	5,836	696	1,667	1,667	1,806
Bank borrowings (1)	17,500	1,750	15,750	—	—
Retirement obligations (2)	5,054	123	852	764	3,315
Operating leases (3)	7,429	1,701	2,439	2,182	1,107
Purchase commitments (4)	37,000	37,000	—	—	—
Penalty payment derivative (5)	530	530	—	—	—
Asset retirement obligations (6)	892	—	298	510	84
	97,012	64,571	21,006	5,123	6,312
Expected interest payments (7)	819	584	235	—	—
Total commitments	$97,831	$65,155	$21,241	$5,123	$6,312

(1)	See Note 11, Debt, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our debt.
(2)	See Note 12, Pension Plans, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our retirement obligations.
(3)	We have entered into various non-cancelable operating lease agreements for our offices in China, U.S., Japan and Canada.
(4)

This is an estimate of the amount outstanding under open purchase orders for the purchase of inventory and other goods at December 31, 2014.  Certain of these open purchase orders may be cancellable without penalty.

(5)	See Note 14, Stockholders’ Equity, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our penalty payment derivative.
(6)

We have an asset retirement obligation of $0.8 million associated with our facility lease in California which is included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2014. We also have a $0.1 million asset retirement obligation in Japan.

(7)	We calculate the expected interest payments based on our outstanding notes payable, loan and debt obligations at prevailing interest rates as of December 31, 2014.

Uncertain Tax Positions

As of December 31, 2014, the liability for uncertain tax positions was $0.1 million. We cannot conclude on the timing of cash payments associated with our uncertain tax positions.

Private placement transaction

In connection with our April 2012 common stock private placement transaction, we agreed to certain performance obligations including establishing a wholly-owned subsidiary in Russia and making a $30.0 million investment (the “Investment Commitment”) towards our Russian operations. The Investment Commitment can be partially satisfied by cash and/or stock investment inside or outside of Russia and/or by way of non-cash asset transfers, including but not limited to capital equipment, small tools, intellectual property, and other intangibles. A minimum of $15.0 million of the Investment Commitment is required to be satisfied by making capital expenditure investments and we expect that the remaining $15.0 million will be satisfied through cash and non-cash general working capital and research and development expenditures and commitments. All of the amount for general working capital can be spent either inside or outside of Russia. However, at least 80% of the amount expended for research and development must be spent inside Russia. General working capital can include cash or stock acquisition of other businesses or portions thereof to be owned by the Russian subsidiary.

Our current plan is to substantially meet the $15.0 million capital expenditure portion of the Investment Commitment by transferring non-cash assets from other entities within the consolidated Company to the Russian subsidiary, subject to the purchaser’s approval as required in the rights agreement. We expect that the remaining $15.0 million will be satisfied through some combination of working capital and research and development spending, which may include technology or other acquisitions acquired by cash or stock through our Investment Commitment milestone, which has been extended from March 31, 2015 to June 30, 2015. The exact timing and composition of those expenditures has not yet been determined. There are no legal restrictions on the specific usage of amounts received in the private placement transaction or on withdrawal from our bank accounts for use in general corporate purposes.

We intend to meet the Investment Commitment by June 30, 2015. If we fail to meet the Investment Commitment by the deadline, including failure to meet the Investment Commitment because the purchaser of the common stock does not approve the transfer of non-cash assets, we may be required to pay a $5.0 million penalty as the sole and exclusive remedy for damages and monetary relief available to the purchaser for failure to meet the Investment Commitment. We are currently in discussions with the investor to potentially amend the related requirements.

Off-balance sheet arrangements

During the years ended December 31, 2014 and 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent accounting pronouncements

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU 2014-16 requires entities to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances. This ASU is effective for our annual and interim reporting periods after December 31, 2015, with early adoption permitted. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures in its financial statements if conditions or events raise substantial doubt about its ability to continue as a going concern. ASU 2014-15 is effective for our annual reporting period ending December 31, 2016, and interim periods thereafter, with early adoption permitted. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 will be effective for us on January 1, 2017. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of this guidance will not impact the consolidated financial statements unless the we dispose of operations in the future.

In July 2013, the FASB issued amendments to the FASB Accounting Standard Codification on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exists. We adopted this guidance on January 1, 2014. The adoption of this guidance did not have an impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, corporate notes and bonds and money market funds meeting certain criteria. These securities are classified as available-for-sale which are recorded on the balance sheet at fair value. We have determined that the gross unrealized gains or losses on the available-for-sale securities at December 31, 2014 are temporary in nature. We may sell these marketable securities investments in the future to fund future operating needs. Due to the restriction placed on these investments in connection with our Comerica term loan, we recorded all our marketable securities in restricted cash and investments as of December 31, 2014, regardless of the contractual maturity date of the securities.

As of December 31, 2014 we had $17.5 million outstanding under our U.S. credit facilities, which was subject to fluctuations in interest rates. For the year ended December 31, 2014, a hypothetical 10% increase in the interest rate could result in approximately $55,000 of additional annual interest expense. The hypothetical assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statements of operations. A large portion of our business is conducted through our subsidiaries in China, whose functional currency is the RMB and Japan, whose functional currency is the JPY. To the extent that transactions by these subsidiaries are in currencies other than their functional currencies, we bear the risk that fluctuations in the exchange rates of the RMB and JPY in relation to other currencies could decrease our revenue and increase our costs and expenses. During the year ended December 31, 2014, we recognized foreign currency transaction gains of $3.1 million. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB or JPY may materially and adversely affect our results of operations upon translation of these subsidiaries’ financial statements into U.S. dollars. While we generate a significant portion of our revenue in RMB and JPY, a majority of our operating expenses are in U.S. dollars. Therefore depreciation in RMB or JPY against the U.S. dollar would negatively impact our revenue upon translation to U.S. dollars but the impact on operating expenses would be less. For example, for the year ended December 31, 2014, a 10% depreciation in RMB against the U.S. dollar would have resulted in a $5.6 million decrease in our revenue and a $0.4 million increase in our net loss and a 10% depreciation in JPY would have resulted in a $0.7 million decrease in our revenue and a $0.2 million increase in our net loss.

In connection with the NeoPhotonics Semiconductor acquisition in March 2013, we recorded a note payable of which $5.8 million was outstanding at December 31, 2014. The payment is denominated in JPY. Any currency fluctuations may impact our results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoPhotonics Corporation

San Jose, California

We have audited the accompanying consolidated balance sheets of NeoPhotonics Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NeoPhotonics Corporation and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NeoPhotonics Corporation:

In our opinion, the consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity and cash flows for the year ended December 31, 2012 present fairly, in all material respects, the results of operations and cash flows of NeoPhotonics Corporation and its subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

San Jose, California

March 15, 2013, except for the effects of the revision discussed in Note 1 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2013 annual report on Form 10-K, as to which the date is May 30, 2014

NEOPHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except par data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$43,035	$57,101
Short-term investments	—	17,916
Restricted cash and investments	5,504	2,138
Accounts receivable, net of allowance for doubtful accounts of $241 and $531 at December 31, 2014 and 2013, respectively	77,597	64,533
Inventories	57,347	64,908
Prepaid expenses and other current assets	15,540	9,977
Total current assets	199,023	216,573
Property, plant and equipment, net	57,657	68,851
Restricted cash and investments, non-current	15,750	—
Purchased intangible assets, net	10,263	15,005
Other long-term assets	3,591	1,798
Total assets	$286,284	$302,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,949	$48,569
Notes payable and short-term borrowing	22,771	9,738
Current portion of long-term debt	2,445	10,325
Accrued and other current liabilities	22,728	23,643
Total current liabilities	96,893	92,275
Long-term debt, net of current portion	20,891	24,150
Deferred income tax liabilities	1,818	1,004
Other noncurrent liabilities	7,226	7,987
Total liabilities	126,828	125,416
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
At December 31, 2014, 32,752 shares issued and outstanding; at December 31, 2013, 31,572 shares issued and outstanding	82	79
Additional paid-in capital	456,189	447,467
Accumulated other comprehensive income	5,326	11,687
Accumulated deficit	(302,141)	(282,422)
Total stockholders’ equity	159,456	176,811
Total liabilities and stockholders’ equity	$286,284	$302,227

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In thousands, except per share data)	2014	2013	2012
Revenue	$306,177	$282,242	$245,423
Cost of goods sold	235,059	217,069	184,163
Gross profit	71,118	65,173	61,260
Operating expenses:
Research and development	45,959	45,853	38,288
Sales and marketing	13,725	14,242	13,241
General and administrative	31,570	30,012	24,361
Amortization of purchased intangible assets	1,502	1,532	1,316
Asset impairment charge	1,130	—	—
Restructuring charges	662	775	68
Acquisition-related transaction costs	615	5,406	1,447
Adjustment to fair value of contingent consideration	—	1,026	(554)
Escrow settlement gain	(4,913)	—	—
Total operating expenses	90,250	98,846	78,167
Loss from operations	(19,132)	(33,673)	(16,907)
Interest income	189	348	592
Interest expense	(1,269)	(996)	(568)
Other income, net	3,012	1,186	575
Total interest and other income, net	1,932	538	599
Loss before income taxes	(17,200)	(33,135)	(16,308)
Provision for income taxes	(2,519)	(1,204)	(1,364)
Loss from continuing operations	(19,719)	(34,339)	(17,672)
Income from discontinued operations, net of tax	—	—	142
Net loss	$(19,719)	$(34,339)	$(17,530)

Basic and diluted net loss per share	$(0.61)	$(1.11)	$(0.62)
Basic and diluted weighted average shares used to compute net loss per share	32,109	31,000	28,530

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
(in thousands)	2014	2013	2012
Net loss	$(19,719)	$(34,339)	$(17,530)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of zero tax)	(6,411)	41	101
Unrealized gains (losses) on available-for-sale securities (net of zero tax)	3	(65)	375
Defined benefit pension plans:
Loss arising during the period	(113)	(191)	—
Curtailments, settlements and other	191	—	—
Taxes	(31)	73	—
Total other comprehensive (loss) income	(6,361)	(142)	476
Comprehensive loss	$(26,080)	$(34,481)	$(17,054)

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
(In thousands)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balances at December 31, 2011	24,863	$62	$392,792	$11,353	$(230,553)	$173,654
Comprehensive loss	—	—	—	476	(17,530)	(17,054)
Initial public offering cost adjustment	—	—	63	—	—	63
Issuance of common stock for investment	4,973	12	39,389	—	—	39,401
Issuance of common stock upon exercise of stock options	190	1	101	—	—	102
Issuance of common stock under employee stock purchase plan	520	1	1,865	—	—	1,866
Stock-based compensation expense	—	—	4,648	—	—	4,648
Balances at December 31, 2012	30,546	76	438,858	11,829	(248,083)	202,680
Comprehensive loss	—	—	—	(142)	(34,339)	(34,481)
Issuance of common stock upon exercise of stock options	261	1	1,212	—	—	1,213
Issuance of common stock under employee stock purchase plan	488	2	2,155	—	—	2,157
Issuance of common stock for vested restricted stock units	277	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(565)	—	—	(565)
Stock-based compensation expense	—	—	5,807	—	—	5,807
Balances at December 31, 2013	31,572	79	447,467	11,687	(282,422)	176,811
Comprehensive loss	—	—	—	(6,361)	(19,719)	(26,080)
Issuance of common stock upon exercise of stock options	174	1	738	—	—	739
Issuance of common stock under employee stock purchase plan	591	1	1,833	—	—	1,834
Issuance of common stock for vested restricted stock units	524	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(109)	—	(387)	—	—	(387)
Stock-based compensation expense	—	—	6,539	—	—	6,539
Balances at December 31, 2014	32,752	$82	$456,189	$5,326	$(302,141)	$159,456

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities
Net loss	$(19,719)	$(34,339)	$(17,530)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,403	20,381	18,716
Stock-based compensation expense	6,841	5,736	4,777
Deferred taxes	1,175	(469)	221
Investment-related amortization and accrued interest	86	1,003	585
Loss on disposal of property and equipment and asset impairment charge	1,292	710	152
Adjustment to fair value of penalty payment derivative	291	101	—
Adjustment to fair value of contingent consideration	—	1,026	(554)
Gain on discontinued operations	—	—	(750)
Allowance for doubtful accounts	(266)	(253)	312
Write-down of inventories	1,517	3,207	3,132
Foreign currency remeasurement and other, net	(2,343)	(667)	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,269)	7,234	(1,802)
Inventories	4,990	(10,458)	(11,828)
Prepaid expenses and other assets	(5,912)	(1,795)	(199)
Accounts payable	979	7,712	(2,992)
Accrued and other liabilities	484	5,382	(1,030)
Net cash (used in) provided by operating activities	(451)	4,511	(8,790)
Cash flows from investing activities
Purchase of property, plant and equipment	(11,027)	(19,566)	(12,738)
Proceeds from disposition of property, plant and equipment	9	92	—
Purchase of marketable securities	(9,662)	(58,860)	(155,887)
Proceeds from sale of marketable securities	9,634	53,847	104,258
Proceeds from maturity of securities	9,448	50,358	40,935
(Increase) decrease in restricted cash	(10,847)	561	608
Acquisitions, net of cash acquired	(1,500)	(13,128)	—
Proceeds received on sale of discontinued operations, net of tax	—	—	1,825
Net cash (used in) provided by investing activities	(13,945)	13,304	(20,999)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	—	39,636
Payments of deferred offering costs	(10)	—	—
Proceeds from exercise of stock options and issuance of stock under ESPP	2,571	3,370	2,070
Tax withholding on restricted stock units	(387)	(565)	—
Proceeds from bank loans	18,089	26,443	—
Repayment of bank loans	(18,423)	(24,110)	(5,000)
Proceeds from issuance of notes payable	25,264	19,543	25,959
Repayment of notes payable	(22,090)	(22,166)	(28,601)
Payment of acquisition-related contingent consideration	(1,985)	—	—
Net cash provided by financing activities	3,029	2,515	34,064
Effect of exchange rates on cash and cash equivalents	(2,699)	(169)	180
Net (decrease) increase in cash and cash equivalents	(14,066)	20,161	4,455
Cash and cash equivalents at the beginning of the period	57,101	36,940	32,485
Cash and cash equivalents at the end of the period	$43,035	$57,101	$36,940
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,176	$837	$571
Cash paid for income taxes	3,919	1,013	531
Supplemental disclosure of noncash investing and financing activities:
Transfer of short-term investments to restricted investments	8,297	—	—
Changes in accounts payable and accrued liabilities related to property and equipment purchases	(746)	(1,397)	2,551
Unpaid deferred offering costs	364	—	—
Issuance of notes to the seller of acquired business	—	11,130	—

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and basis of presentation

Business and organization

NeoPhotonics Corporation and its subsidiaries (NeoPhotonics or the Company) develops, manufactures and sells optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks. The Company sells its products worldwide, primarily to leading network equipment manufacturers.

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

Discontinued operations

In January 2012, the Company entered into a purchase agreement with a third party to divest its 100% equity interest in Shenzhen Photon Broadband Technology Co., Ltd. (Broadband), a subsidiary in China, for a total cash consideration of RMB 13.0 million ($2.1 million), and the transaction closed in March 2012. As such, the results of operations associated with Broadband are presented as discontinued operations in the Company’s consolidated statements of operations for 2012. Unless otherwise indicated, all discussions herein relate to the Company’s continuing operations.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Significant estimates made by management include: the useful lives of property, plant and equipment and intangible assets as well as future cash flows to be generated by those assets; fair values of identifiable assets acquired and liabilities assumed in business combinations; allowances for doubtful accounts; valuation allowances for deferred tax assets; write off of excess and obsolete inventories; the valuation of the penalty payment derivative and the valuations and recognition of stock-based compensation, among others. Actual results could differ from these estimates.

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

For the year ended December 2014, three customers accounted for 38%, 15% and 10% of the Company’s total revenue.  For the year ended December 2013, three customers accounted for 27%, 16% and 14% of the Company’s total revenue. For the year ended December 31, 2012, three customers accounted for 36%, 16% and 15% of the Company’s total revenue. No other customers accounted for 10% or more of total revenue in any year presented.

As of December 31, 2014, three customers accounted for 26%, 19% and 10% for the Company’s total accounts receivable and as of December 31, 2013, two customers accounted for 14% and 10% of the Company’s total accounts receivable. No other customers accounted for 10% or more of total accounts receivable as of December 31, 2014 or 2013.

Restricted cash

As a condition of the notes payable lending arrangements of the Company’s subsidiaries in China and the Company’s bank term loan agreement, the Company is required to keep a compensating balance at the issuing banks. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash and investments on the Company’s consolidated balance sheets. As of December 31, 2014 and 2013, the amount of restricted cash and investments was $21.3 million and $2.1 million, respectively.

Cash, cash equivalents and investments

Highly liquid investments with a maturity of 90 days or less at the date of purchase are considered cash equivalents. Cash and cash equivalents consist primarily of bank deposits.  The Company’s policy is to classify money market accounts as short-term investments other than minor amounts included in cash equivalents for administrative purposes.

The Company regularly reviews its investment portfolio to identify and evaluates investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

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

Marketable securities that are not restricted are reported at fair value and are classified as available-for-sale investments in our current assets because they represent investments of cash available for current operations.

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

Accounts receivable

Accounts receivable include trade receivables and notes receivable from customers. The Company receives notes receivable in exchange for accounts receivable from certain customers in China that are secured by the customer’s affiliated financial institution. The notes are generally due within six months.

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

Goodwill

Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company will first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting operating unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under Accounting Standards Update (ASU) No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the Financial Accounting Standards Board (FASB). If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further steps are required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. The Company did not have any goodwill on its consolidated balance sheets at December 31, 2014 or 2013.

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

Intangible assets acquired in a business combination are recorded at fair value. Identifiable finite-lived intangible assets are amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets. The estimated useful lives of the Company’s finite-lived intangible assets generally range from five to seven years, except for acquired land use rights in China, which have an estimated useful life of 45 years.

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

Stock-based compensation expense for modified stock-based awards are recognized using the pool approach, under which the remaining compensation cost from the original awards plus the incremental costs, if any, of the related modified awards is recognized in its entirety over the remaining portion of the requisition service period of the corresponding modified awards.

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

Foreign currency

Generally the functional currency of the Company’s international subsidiaries is the local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Net gains (losses) resulting from foreign exchange transactions were $3.1 million, $0.9 million, and ($0.2) million for the years ended December 31, 2014, 2013, and 2012, respectively. These gains and losses were recorded as other income (expense), net in our consolidated statements of operations.

Net income (loss) per share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and potential dilutive common share equivalents outstanding during the period if the effect is dilutive.

Recent accounting pronouncements

In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU 2014-16 requires entities to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances. This ASU is effective for the Company’s annual and interim reporting periods after December 31, 2015, with early adoption permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures in its financial statements if conditions or events raise substantial doubt about its ability to continue as a going concern. ASU 2014-15 is effective for the Company’s annual reporting period ending December 31, 2016, and interim periods thereafter, with early adoption permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

In July 2013, the FASB issued amendments to the FASB Accounting Standard Codification on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exists. The Company adopted this guidance on January 1, 2014. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

The results of operations associated with Broadband are presented as discontinued operations in the Company’s consolidated statements of operations for the year ended December 31, 2012. Revenue and the components of net income related to the discontinued operations were as follows (in thousands):

2012
Revenue	$590
Income from discontinued operations before income taxes	$256
Benefit from (provision for) income taxes	(114)
Net income from discontinued operations	$142

4. Cash, cash equivalents and short-term investments and restricted cash and investments

The following table summarizes the Company’s cash, cash equivalents, short-term investments, and restricted cash and investments at December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$43,035	$50,550
Cash equivalents	—	6,551
Cash and cash equivalents	$43,035	$57,101
Short-term investments	$—	$17,916
Restricted cash and investments:
Restricted cash and investments, current	$5,504	$2,138
Restricted cash and investments, non-current	15,750	—
Total restricted cash and investments	$21,254	$2,138

The Company classifies cash, cash equivalents and investments in marketable securities as restricted cash and investments on its consolidated balance sheets for compensating balance requirements related to its term loan facility with Comerica Bank in the U.S. and bank acceptance drafts in China (see Note 11).

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents, short-term investments and restricted investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2014				As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$—	$—	$—	$—	$11	$—	$—	$11
Time deposits	—	—	—	—	6,540	—	—	6,540
Total	$—	$—	$—	$—	$6,551	$—	$—	$6,551

Short-term investments and restricted investments:
Money market funds	$4,587	$—	$—	$4,587	$4,577	$—	$—	$4,577
Corporate bonds	2,004	6	—	2,010	6,708	3	(5)	6,706
Foreign bonds and notes	—	—	—	—	4,827	5	—	4,832
Variable rate demand notes	1,700	—	—	1,700	1,801	—	—	1,801
Total	8,291	6	—	8,297	17,913	8	(5)	17,916

	As of December 31, 2014				As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Reported within:
Short-term investments	$—	$—	$—	$—	$17,913	$8	$(5)	$17,916
Restricted cash and investments, non-current	8,291	6	—	8,297	—	—	—	—
Total	$8,291	$6	$—	$8,297	$17,913	$8	$(5)	$17,916
Total Cash equivalents, short-term investments and restricted cash and investments	$8,291	$6	$—	$8,297	$24,464	$8	$(5)	$24,467

Realized gains and losses on the sale of marketable securities during the years ended December 31, 2014 and 2013 were immaterial. Variable rate demand notes (“VRDNs”) are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as short-term investments, the put option allows the VRDNs to be liquidated at par on a seven day settlement basis.

The following table summarizes the estimated fair value of the cash equivalents, short-term investments and restricted investments in marketable securities designated as available-for-sale and classified by the contractual maturity date of the security as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Less than 1 year	$6,597	$20,658
Due in 1 to 2 years	—	2,008
Due in 2 to 5 years	—	—
Due after 5 years	1,700	1,801
Total	$8,297	$24,467

There were no securities in a continuous loss position for 12 months or longer as of December 31, 2014 or 2013.

5. Fair value measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2014				As of December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents, short-term investments and restricted investments:
Money market funds	$4,587	$—	$—	$4,587	$4,588	$—	$—	$4,588
Time deposits	—	—	—	—	—	6,540	—	6,540
Corporate bonds	—	2,010	—	2,010	—	6,706	—	6,706
Foreign bonds and notes	—	—	—	—	—	4,832	—	4,832
Variable rate demand notes	—	1,700	—	1,700	—	1,801	—	1,801
Total	$4,587	$3,710	$—	$8,297	$4,588	$19,879	$—	$24,467
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$424	$—	$—	$424	$442	$—	$—	$442

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at December 31, 2014. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its consolidated balance sheets at December 31, 2014 and 2013.

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2014				As of December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent consideration (Note 13)	$—	$—	$—	$—	$—	$—	$1,985	$1,985
Penalty payment derivative (Note 14)	$—	$—	$530	$530	$—	$—	$239	$239

There were no transfers between levels of the fair value hierarchy during either 2014 or 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 or 2013.

Assets and Liabilities Not Measured at Fair Value

The carrying values of cash, restricted cash, accounts receivable, accounts payable, notes payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.

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

At December 31, 2014 and 2013, the fair value of the Company’s variable rate bank borrowings was not materially different than its carrying value as the interest rates approximated rates currently available to the Company and the fair value of the Company’s acquisition-related debt approximated its carrying value.

6. Net loss per share

The following table sets forth the computation of the basic and diluted loss per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except per share amounts):

	Years ended December 31,
	2014	2013	2012
Numerator:
Loss from continuing operations	$(19,719)	$(34,339)	$(17,672)
Income from discontinued operations	—	—	142
Net loss	$(19,719)	$(34,339)	$(17,530)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	32,109	31,000	28,530
Basic and diluted net loss per share attributable to NeoPhotonics Corporation common stockholders:
Continuing operations	$(0.61)	$(1.11)	$(0.62)
Net loss	$(0.61)	$(1.11)	$(0.62)

The Company has excluded the impact of outstanding employee stock options, restricted stock units, common stock warrants and shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share, as their effect would have been antidilutive. The shares potentially issuable for each of these outstanding awards at December 31, 2014, 2013 and 2012 were as follows (in thousands):

	December 31,
	2014	2013	2012
Employee stock options	4,900	4,104	2,774
Restricted stock units	656	1,170	925
Employee stock purchase plan	623	403	476
Common stock warrants	—	4	4
	6,179	5,681	4,179

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

In October 2014, the Company entered into a settlement agreement covering certain outstanding claims in connection with this acquisition.  Under the terms of the settlement agreement, the Company received a payment of $1.0 million (JPY 111.0 million) from the escrow account that was set up under the original merger agreement for disputed excess inventories, which the Company recorded as an escrow settlement gain in 2014.

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

8. Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	December 31, 2014			December 31, 2013
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$34,023	$(28,402)	$5,621	$34,524	$(25,931)	$8,593
Customer relationships	14,725	(11,176)	3,549	15,004	(9,732)	5,272
Leasehold interest	1,386	(293)	1,093	1,406	(266)	1,140
Non-compete agreements	862	(862)	—	950	(950)	—
	$50,996	$(40,733)	$10,263	$51,884	$(36,879)	$15,005

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

	Years ended December 31,
	2014	2013	2012
Cost of goods sold	$2,833	$2,543	$2,472
Operating expenses	1,502	1,532	1,316
Total	$4,335	$4,075	$3,788

The estimated future amortization expense of purchased intangible assets as of December 31, 2014, is as follows (in thousands):

2015	$4,212
2016	3,527
2017	741
2018	564
2019	209
Thereafter	1,010
$10,263

9. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2014	2013
Accounts receivable	$69,839	$57,010
Trade notes receivable	7,999	8,054
Allowance for doubtful accounts	(241)	(531)
	$77,597	$64,533

The table below summarizes the movement in the Company’s allowance for doubtful accounts (in thousands):

Balance at December 31, 2011	$(506)
Provision for bad debt	(457)
Write-offs, net of recoveries	—
Balance at December 31, 2012	(963)
Provision for bad debt	253
Write-offs, net of recoveries	179
Balance at December 31, 2013	(531)
Provision for bad debt	266
Write-offs, net of recoveries	24
Balance at December 31, 2014	$(241)

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$23,804	$26,379
Work in process	13,600	14,341
Finished goods	19,943	24,188
	$57,347	$64,908

Included in finished goods was $6.4 million and $5.4 million of inventory at customer vendor managed inventory locations at December 31, 2014 and 2013, respectively.

Property, plant and equipment, net

Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2014	2013
Land	$2,778	$3,167
Buildings	22,338	23,194
Machinery and equipment	105,406	104,287
Furniture, fixtures, software and office equipment	8,730	11,441
Leasehold improvements	8,569	7,837
	147,821	149,926
Less: Accumulated depreciation	(90,164)	(81,075)
	$57,657	$68,851

Depreciation expense was $19.1 million, $16.3 million and $12.4 million for the years ended December 31, 2014, 2012 and 2012, respectively. In December 2014, the Company wrote off certain leasehold improvements in its facility in Fremont, California and recorded an asset impairment charge of $1.1 million in connection with the Company’s business re-alignment initiatives.

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Employee-related	$13,635	$12,297
Penalty payment derivative	530	—
Deferred income tax liabilities	181	—
Other	8,382	11,346
	$22,728	$23,643

Accrued warranty

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Years ended December 31,
	2014	2013	2012
Beginning balance	$1,737	$1,072	$1,443
Warranty accruals	861	1,514	385
Assumed warranty from acquisitions	—	135	—
Settlements and adjustments	(847)	(984)	(756)
Ending balance	$1,751	$1,737	$1,072

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Pension and other employee-related	$5,355	$6,206
Penalty payment derivative	—	239
Other	1,871	1,542
	$7,226	$7,987

10. Restructuring

In 2014, the Company initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus on its strategy execution, optimize its structure, and improve operational efficiencies. The 2014 Restructuring Plan consists of workforce reductions primarily in the U.S and in China. In the year ended December 31, 2014, the Company recorded $1.1 million in restructuring charges, of which $0.7 million within operating expenses and the remainder within cost of goods sold, related to the 2014 Restructuring Plan.

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

The following table summarizes activity associated with the restructuring during the years ended December 31, 2014 and 2013 (in thousands):

	Workforce Reduction	Facilities	Contract Termination	Total
Restructuring obligations, December 31, 2012	$—	$—	$—	$—
Restructuring costs incurred	699	318	457	1,474
Cash payments	(699)	(178)	(391)	(1,268)
Non-cash settlements and other	—	71	—	71
Restructuring obligations, December 31, 2013	—	211	66	277
Restructuring costs incurred	1,086	—	—	1,086
Cash payments	(1,032)	(111)	(66)	(1,209)
Restructuring obligations, December 31, 2014	$54	$100	$—	$154

11. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s notes payable and long-term debt (in thousands, except percentages):

	December 31, 2014		December 31, 2013
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate
Notes payable	$12,771	—	$9,738	—
Short-term borrowing	10,000	3.18%	—
Total notes payable and short-term borrowing	$22,771	—	$9,738	—
Long-term debt:
Acquisition-related	$5,836	1.50%	$9,975	1.50%
Bank borrowings	17,500	3.16%	24,500	2.92%
Total long-term debt	23,336		34,475
Less: current portion of long-term debt	(2,445)		(10,325)
Total long-term debt, net of current portion	$20,891		$24,150

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

At December 31, 2014, the Company’s subsidiary in China had a short-term line of credit facility with a banking institution which expires in June 2015.  Under the agreement, RMB 160.0 million ($26.0 million) can be used for bank acceptance drafts (with a 25% to 30% compensating balance requirement) and up to RMB 120.0 million ($19.5 million) can be used for short-term loans, which will bear interest at varying rates.  In September 2014, the Company’s China subsidiary renewed its second short-term line of credit facility with a banking institution, under which RMB 150.0 million ($24.4 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement) or short-term loans. This line of credit facility expires in September 2015. As of December 31, 2014, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, under these line of credit facilities, had an outstanding balance of $12.8 million.

As of December 31, 2014 and 2013, compensating balances relating to these bank acceptance drafts issued to suppliers and the Company’s subsidiaries totaled $3.8 million and $2.1 million, respectively. Compensating balances are classified as restricted cash and investments on the Company’s consolidated balance sheets.

Short-term borrowing

In May 2014, the Company’s subsidiary in China borrowed CNY 50 million ($8.1 million) under a working capital loan agreement with a bank.  The loan bore interest at 7% per annum and was repaid in full in November 2014.

In October 2014, the Company’s subsidiary in China entered into a short-term advance financing agreement, under one of its line of credit facilities, to borrow $5.0 million against export sales to its parent company. This financing agreement bears interest at 4.02% per annum. Interest and the principal are due in April 2015. As of December 31, 2014, the outstanding principal balance was $5.0 million.

In November 2014, the Company’s subsidiary in China entered into a second short-term advance financing agreement, under one of its line of credit facilities, to borrow $5.0 million against export sales to its parent company. This financing agreement bears interest at 2.33% per annum and service fees at 1.00% per annum. Interest, service fees and the principal are due in May 2015. As of December 31, 2014, the outstanding principal balance was $5.0 million.

Acquisition-related

In connection with the acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company was obligated to pay 1,050 million Japanese Yen (the “JPY”) in three equal installments on the anniversaries of the closing date for the purchase of the real estate used by NeoPhotonics Semiconductor (the “LAPIS debt”), of which 700 million JPY ($5.8 million) was outstanding at December 31, 2014.  The obligation bears interest at 1.5% per year, payable annually, and is secured by the acquired real estate property. This loan was repaid in full in February 2015.

In February 2015, the Company entered into two new loan arrangements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) to refinance the then-outstanding LAPIS debt. As a result, the Company reclassified 266.7 million JPY ($2.2 million) from the current portion of long-term debt to the long-term debt, net of current portion (see Note 19).

Bank borrowings

The Company has a credit agreement with Comerica Bank as lead bank in the U.S., which has been amended several times. The components of the available credit facilities as of December 31, 2014 were as follows:

•

A revolving credit facility under which there was no outstanding borrowing at December 31, 2014 or December 31, 2013 and $20.0 million was available for borrowing at December 31, 2014, subject to covenant requirements. Amounts borrowed, if any, are due on or before March 2016 and bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of December 31, 2014 the rate on the LIBOR option was 2.91%.

•

A term loan facility of $28.0 million, under which $17.5 million and $24.5 million was outstanding at December 31, 2014 and 2013, respectively. Interest is payable monthly in arrears and the principal is paid in equal quarterly installments over the term of the loan ending in June 2017. Borrowings under the term loan bear interest at an interest rate option of a base rate as defined in the agreement plus 2.0% or LIBOR plus 3.0%. As of December 31, 2014 the rate on the LIBOR option was 3.16%.

The Company’s original credit agreement required the maintenance of specified financial covenants, including a debt to EBITDA ratio and liquidity ratios. The agreement also restricted the Company’s ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of its U.S. assets, other than intellectual property assets. During 2014, the Company executed an amendment to the credit agreement that waived the testing of certain covenants for compliance, provided that the Company maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access.  As of December 31, 2014, the amount of the Company’s cash and investments in its compensating balance accounts for the term loan facility with Comerica Bank was $17.5 million, which was classified as current and non-current restricted cash and investments on the Company’s December 31, 2014 consolidated balance sheet (see Note 4).

In January 2015, the Company executed an amendment to its credit agreement with Comerica Bank to refinance the then-outstanding Comerica term loan. As a result, the Company reclassified $5.3 million from the current portion of long-term debt to the long-term debt, net of current portion (see Note 19).

At December 31, 2014, maturities of long-term debt were as follows (in thousands):

2015	$2,445
2016	16,584
2017	834
2018	834
2019	834
Thereafter	1,805
$23,336

12. Pension Plans

Japan defined benefit pension plans

In connection with its acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company assumed responsibility for two defined benefit plans that provide retirement benefits to its NeoPhotonics Semiconductor employees in Japan: the Retirement Allowance Plan (“RAP”) and the Defined Benefit Corporate Pension Plan (“DBCPP”). The RAP is an unfunded plan administered by the Company.  Effective February 28, 2014, the DBCPP was converted to a defined contribution plan (“DCP”).  In May 2014, LAPIS transferred approximately $2.0 million into the newly formed DCP which was the allowable amount that can be transferred according to the Japanese regulations, which is the amount reflected as the plan assets at December 31, 2013 in the table below.  LAPIS also paid the Company approximately $0.3 million in connection with the conversion of the plan.  Additionally, the Company transferred the net unfunded projected benefit obligation amount from the DBCPP to the RAP and froze the RAP benefit at the February 28, 2014 amount.  Under the RAP, lump sum benefits are provided upon retirement or upon certain instances of termination. In 2014, the Company reclassified $0.2 million and $0.1 million from accumulated other comprehensive income to cost of goods sold and operating expenses, respectively.

The funded status of these plans for the year ended December 31, 2014 and period from March 29, 2013 to December 31, 2013 was as follows (in thousands):

	2014		2013
	RAP	DBCPP	RAP	DBCPP
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$5,446	$2,508	$5,795	$2,706
Service cost	39	14	175	78
Interest cost	29	7	39	18
Benefits paid	(23)	(76)	(140)	—
Actuarial (gain)/loss	154	88	177	(14)
Curtailment/Settlement	(408)	(2,022)	—	—
Transfer from DBCPP to RAP	490	(569)	—	—
Currency translation adjustment	(673)	50	(600)	(280)
Projected benefit obligation, end of period	$5,054	$—	$5,446	$2,508
Change in plan assets:
Plan assets at fair value, beginning of period	$—	$2,072	$—	$2,037
Employer contributions	—	15	—	585
Benefits paid	—	(76)	—	—
Actual return on plan assets	—	—	—	(304)
Transfer to DCP	—	(1,766)	—	—
Currency translation adjustment	—	(245)	—	(246)
Plan assets at calculated amount, end of period	$—	$—	$—	$2,072
Amounts recognized in consolidated balance sheets:
Accrued and other current liabilities	$123	$—	$115	$—
Other noncurrent liabilities	$4,931	$—	$5,331	$436
Amount recognized in accumulated other comprehensive loss:
Defined benefit pension plans adjustment	$113	$—	$177	$319
Accumulated benefit obligation, end of period	$5,054	$—	$4,929	$2,508

Net periodic pension cost associated with these plans for the year ended December 31, 2014 and the period from March 29, 2013 to December 31, 2013 included the following components (in thousands):

	Year ended December 31, 2014		Period from March 28, 2013 to December 31, 2013
	RAP	DBCPP	RAP	DBCPP
Service cost	$39	$14	$175	$78
Interest cost	29	7	39	18
Expected return on plan assets	—	—	—	(30)
Other	—	1	—	—
Curtailment/settlement (gain) loss	(249)	133	—	—
Net periodic pension (gain) costs	$(181)	$155	$214	$66

The projected and accumulated benefit obligations for the plans were calculated as of December 31, 2014 and 2013 using the following assumptions:

	December 31,
	2014	2013
	RAP	RAP	DBCPP
Discount rate	0.2%	0.7%	1.6%
Expected return on plan assets	—%	—%	1.7%
Salary increase rate	—%	4.5%	1.2%

The expected return on plan assets in 2013 was based on the historical return on assets similar to those held in the LAPIS plan.

Estimated future benefit payments under the RAP are as follows (in thousands):

2015	$123
2016	486
2017	366
2018	521
2019	243
2020 - 2024	1,858
Thereafter	1,457
$5,054

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). Employees meeting the eligibility requirements, as defined under the IRC, may contribute up to the statutory limits each year. The Company currently matches a portion of all eligible employee contributions which vest immediately. The Company’s matching contributions to the plan totaled $326,000, $331,000, and $173,000 during the years ended December 31, 2014, 2013, and 2012, respectively.

13. Commitments and contingencies

Leases

The Company leases various facilities under non-cancelable operating leases. As of December 31, 2014, the future minimum commitments under all operating leases are as follows (in thousands):

Years ending December 31,
2015	$1,701
2016	1,303
2017	1,136
2018	1,156
2019	1,026
Thereafter	1,107
$7,429

The total minimum lease commitment amount above does not include minimum sublease rent income of $1.8 million receivable in the future under non-cancelable sublease agreements.

The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the Company’s operating leases was $2.2 million, $2.2 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Litigation

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and if the Company believes it is more likely than not that the case will be ruled against it. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company currently does not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect its financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results.

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

On January 2, 2013, the Company was served with a lawsuit, filed in Belgium by Laser 2000 Beneluo SA, based on the fact that the Company requested that Santur Corporation terminate the distributor relationship between Santur and Laser 2000 prior to closing of the acquisition of Santur by the Company.  The distributor agreement was formally terminated as of January 3, 2012.  Laser 2000 claims that the Company owes Laser 2000 commissions from 2011 and the first semester of 2012 in addition to commissions based on Directive 86/653 on sales representatives, as such is transposed in the United Kingdom, since the parties had chosen the laws of England and Wales in the relevant agreement.  Laser 2000 claims that it is owed outstanding commissions from 2011, commissions for the first semester of 2012, expected commissions and for the Directive 86/653 commissions.  The Company paid $492,000 to Laser 2000 as partial settlement of claims and to avoid penalties from the Court and submitted a legal brief to court on September 16, 2013. Opposing party filed a response on December 16, 2013 and the Company filed the final rebuttal brief on January 30, 2014.  The

Company is awaiting a response form the Belgian Court.  The Company is defending the claims vigorously but is unable to predict the duration or outcome of the lawsuit at this time.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of December 31, 2014, the Company does not have any material indemnification claims that were probable or reasonably possible.

Purchase obligations

The Company has open purchase orders with its suppliers for the purchase of inventory and other items in the ordinary course of its business. As of December 31, 2013, the Company’s estimate of outstanding amounts under these purchase orders was approximately $37.0 million, primarily expected to be purchased within the next 12 months. Certain of these open purchase orders may be cancellable without penalty.

Settlement with Santur

In May 2014, the Company entered into a settlement agreement covering the outstanding claims in connection with its 2011 acquisition of Santur Corporation (“Santur”). Under the terms of the settlement agreement, a net amount of $1.9 million was paid to the Company from the escrow account that was set up under the original merger agreement. This amount comprised a $3.9 million gain related to indemnification claims by the Company (“Indemnification Amount”) which was partially offset by $2.0 million in additional consideration to Santur that was contingent upon Santur’s gross profit performance during 2012 (“Contingent Consideration Amount”).   The Company had recorded the entire $2.0 million Contingent Consideration Amount as of December 31, 2013. The $3.9 million Indemnification Amount was recognized as settlement gain in the second quarter of 2014.

The fair value of the Contingent Consideration Amount was originally measured at the date of acquisition in 2011 and was re-measured each reporting period with any changes in the fair value recognized as a gain or loss in the consolidated statements of operations. The Contingent Consideration Amount was valued with level three inputs. Prior to the settlement, the fair value of this liability was estimated using the expected cash flow approach with inputs being probability-weighted revenue and gross margin projections and a discount rate based on a weighted-average cost of capital. As of December 31, 2013 and 2012, the fair value of the contingent consideration was $2.0 million and $1.0 million, respectively.

14. Stockholders’ Equity

Common stock

As of December 31, 2014, the Company had reserved the following shares of authorized but unissued common stock (in thousands):

Stock option plans	6,451
Stock purchase plans	378
6,829

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

In connection with this private placement transaction, the Company agreed to certain performance obligations including establishing a wholly-owned subsidiary in Russia and making a $30.0 million investment commitment (the “Investment Commitment”) towards the Company’s Russian operations. The Investment Commitment can be partially satisfied by investment outside of the Russian Federation and/or by way of non-cash asset transfers, including but not limited to capital equipment, small tools, intellectual property, and other intangibles. A minimum of $15.0 million of the Investment Commitment is required to be satisfied by making capital expenditures and the remaining $15.0 million can be satisfied through general working capital and research and development expenditures. All of the amount for general working capital can be spent either inside or outside of Russia. However, at least 80% of the amount expended for research and development expenditure must be spent inside Russia. General working capital can include acquisition of other businesses or portions thereof to be owned by the Russian subsidiary.

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

In July 2014, the Company extended Investment Commitment deadline to March 31, 2015. In March 2015, the Company further extended the Investment Commitment deadline to June 30, 2015.  The Company intends to meet its Investment Commitment by June 30, 2015, if it can obtain the purchaser’s approval of its proposed transfer of non-cash assets.   If the Company fails to meet the Investment Commitment by the deadline, including failure to meet the Investment Commitment because the purchaser of the common stock does not approve the transfer of non-cash assets or for other reasons, the Company will be required to pay a $5.0 million penalty (the ‘Penalty Payment’) as the sole and exclusive remedy for damages and monetary relief available to the purchaser for failure to meet the Investment Commitment. The Company is in discussions with the investors to potentially restructure this commitment.

The Company has accounted for the $5.0 million Penalty Payment as an embedded derivative instrument, with the underlying being the performance or nonperformance of meeting the Investment Commitment and initially classified $4.9 million of the $5.0 million as additional paid-in capital and the remaining $0.1 million, representing the estimated fair value of the Penalty Payment derivative, in other noncurrent liabilities.

The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other income (expense). The estimated fair value of this derivative was $0.5million and $0.2 million at December 31, 2014 and 2013, respectively.

Separately, on December 18, 2014, the Company entered into a Commitment to file a Resale Registration Statement and Related Waiver of Registration Rights, whereby Rusnano waived its registration rights in connection with a potential offering by the Company of shares of the Company’s common stock, and the Company committed to file with the U.S. Securities and Exchange Commission a resale registration statement on Form S-1 covering the resale of all shares of the Company’s common stock held by Rusnano no later than 100 days following the pricing date of a potential sale of the Company of shares of the Company’s common stock; provided, however, that the Company is obligated to file such resale registration statement no later than April 15, 2015. Rusnano also waived its demand registration rights under the original rights agreement and has agreed to enter into a lock up agreement with the Company whereby it will agree not to sell any shares of our common stock, or engage in certain other transactions relating to our securities, for a period of 60 days from the filing date of the resale registration statement.

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

The following table shows the components of accumulated other comprehensive income, net of taxes, as of December 31, 2014, 2013 and 2012 (in thousands):

	December 31,
	2014	2013	2012
Foreign currency translation adjustments	$5,391	$11,802	$11,761
Unrealized gains on available-for-sale securities	6	3	68
Defined benefit pension plan adjustment	(71)	(118)	—
	$5,326	$11,687	$11,829

Accumulated Deficit

Approximately $7.1 million and $6.5 million of the Company’s accumulated deficit at December 31, 2014 and 2013, respectively, was subject to restriction due to the fact that its subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

15. Stock-based compensation

Equity incentive programs

2004 Stock Option Plan

In March 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) for the benefit of its eligible employees, consultants and independent directors. In February 2011, in connection with the closing of the Company’s initial public offering and execution of the associated underwriting agreement, shares authorized for issuance under the 2004 Plan were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of December 31, 2014, options to purchase 1,247,312 shares were outstanding under the 2004 Plan and no shares were available for future grant.

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

The Company re-measures the fair value (based on the market price of the Company’s common stock at the relevant period end) of all vested and outstanding stock appreciation units and adjusts compensation expense and corresponding liability accordingly. The Company also recognizes compensation expense for additional vested stock appreciation units. As of December 31, 2014, 48,479 stock appreciation units were outstanding. The Company does not intend to grant additional stock appreciation units under the 2007 Plan.

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

Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2010 Plan was 865,420 shares. The number of shares of the Company’s common stock reserved for issuance under the 2010 Plan automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2010 Plan is 8,000,000 shares. As of December 31, 2014, stock options to purchase and restricted stock units to convert to a total of 3,973,394 shares of common stock were outstanding under the 2010 Plan and 563,857 shares were reserved for future issuance.

2010 Employee Stock Purchase Plan

In February 2011, the Company adopted its 2010 Employee Stock Purchase Plan (the “2010 ESPP”). The 2010 ESPP was implemented through a series of offerings of purchase rights to eligible U.S. employees. The offering period is for 12 months beginning November 16th of each year, with two purchase dates on May 15th and November 15th.   Due to the delay in filing its 2013 Annual Report on Form 10-K, in May 2014 the Compensation Committee of the Company’s Board of Directors (the “Committee”) rescheduled the May 15 purchase date under the then offering period to June 17, 2014. Additionally, the Committee waived the existing purchase limits for the June 17, 2014 purchase only and created a modification of the purchase price formula for such offering period. In connection with this modification, the Company recorded an immaterial charge as stock based compensation expense in its 2014 consolidated statements of operations.

The 2010 ESPP initially authorized the issuance of 342,568 shares of the Company’s common stock pursuant to purchase rights granted to employees or to employees of designated affiliates. The number of shares of common stock reserved for issuance automatically increase on January 1st of each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lesser of (1) 3.5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 600,000 shares of common stock or (3) such lesser number of shares of common stock as determined by the Company’s board of directors. As of December 31, 2014, the Company had 378,382 shares reserved for future issuance. The Company issued 591,496 shares during the year ended December 31, 2014.

2011 Inducement Award Plan

In September 2011, the Company adopted its 2011 Inducement Award Plan (the “2011 Plan”). The 2011 Plan provides for awarding options, stock appreciation rights, restricted stock grants, restricted stock units and other awards to new employees of the Company and its affiliates, including as a result of future business acquisitions. All options under this plan will be designated as non-statutory stock options.

The number of shares reserved for issuance under the 2011 Plan is 750,000 shares. The exercise price of awards shall be not less than 100% of the fair market value of the Company’s common stock on the date of grant. Each stock appreciation right grant will be denominated in shares of common stock equivalents. Options and stock appreciation rights have a maximum term of ten years measured from the date of grant, subject to earlier termination following the individual’s cessation of service with the Company. As of December 31, 2014, stock options to purchase a total of 334,736 shares of common stock were outstanding under the 2011 Plan and 359,683 shares were reserved for future issuance.

Determining Fair Value

The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Years ended December 31,
Stock options	2014	2013	2012
Weighted-average expected term (years)	5.36	6.49	6.77
Weighted-average volatility	62%	74%	72%
Risk-free interest rate	1.62% – 2.00%	1.08% – 1.86%	0.99% – 2.70%
Expected dividends	— %	— %	— %
Stock appreciation units
Weighted-average expected term (years)	2.34	1.90	2.88
Weighted-average volatility	56%	58%	68%
Risk-free interest rate	0.13% – 1.07%	0.10% – 0.63%	0.21% – 0.63%
Expected dividends	— %	— %	— %
ESPP
Weighted-average expected term (years)	0.65	0.73	0.75
Weighted-average volatility	54%	48%	60%
Risk-free interest rate	0.05% – 0.13%	0.09% – 0.16%	0.04% – 0.16%
Expected dividends	— %	— %	— %

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

Volatility. Due to the limited history of the trading of the Company’s common stock since the initial public offering in February 2011, the expected volatility used by the Company is based on a combination of its own volatility and the volatility of similar entities. In evaluating similarity, factors such as industry, stage of life cycle, size, and financial leverage are taken into consideration. The term over which volatility was measured was commensurate with the expected term.

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

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense recognized for the years ended December 31, 2014, 2013 and 2012 (in thousands)

	Years ended December 31,
	2014	2013	2012
Cost of goods sold	$1,148	$924	$800
Research and development	2,269	2,060	1,744
Sales and marketing	1,429	1,167	934
General and administrative	1,995	1,585	1,299
	$6,841	$5,736	$4,777

2014 Stock Option and Stock Appreciation Rights Repricing Offer

On December 18, 2014, the Company completed an offer to certain of its current employees (or engaged as a consultant to the Company) to receive the opportunity to reduce the exercise price of certain outstanding eligible options or eligible stock appreciation rights to the closing trading price of the Company’s common stock on December 18, 2014, in exchange for such holders’ agreement to accept a new vesting schedule (the “Repricing Offer”). The eligible stock options and stock appreciation rights covered an aggregate of 2,373,692 shares of the Company’s common stock. On December 18, 2014, options to purchase 1,948,631 shares of the Company’s common stock and stock appreciation rights to purchase 87,354 shares of the Company’s common stock were repriced in the Repricing Offer. The repriced eligible options and eligible stock appreciation rights had a grant date compensation cost, net of forecasted forfeitures, of approximately $2.6 million, which included incremental compensation cost of approximately $0.9 million.

The new exercise price per share for each repriced eligible option or eligible stock appreciation right is $3.50. Each of the repriced eligible options or eligible stock appreciation rights is subject to a new vesting schedule as follows: 50% of the shares subject to such repriced eligible option or eligible stock appreciation right shall vest and become exercisable on January 1, 2016, and the remaining 50% shall vest and become exercisable in 12 equal monthly installments on each monthly anniversary thereafter, in each case subject to continued service with the Company on each applicable vesting date; provided, however, that alternative vesting applies to certain eligible options or eligible stock appreciation rights if the expiration date of such eligible options or eligible stock appreciation rights is after January 30, 2016, but on or before January 1, 2017, then 50% of the shares subject to the repriced awards will vest and become exercisable on January 1, 2016 and the remaining shares will be subject to ratable monthly vesting over the remaining term ending 60 days prior to the expiration date of the repriced awards; if the expiration date of such eligible options or eligible stock appreciation rights is prior to January 30, 2016, then 100% of the shares subject to the repriced awards will vest and become exercisable on the 60th day prior to the expiration date.

Stock Option and Restricted Stock Unit Activity

The following table summarizes the Company’s stock option and restricted stock unit, or RSU, activity during the year ended December 31, 2014:

		Stock Options		Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	796,678	4,103,454	$5.92	1,169,649	$6.42
Authorized for issuance	1,105,005	—	$—	—	$—
Granted	(1,539,696)	1,451,044	$3.39	88,652	$4.54
Exercised/Converted	—	(173,723)	$4.25	(523,974)	$6.40
Cancelled/Forfeited	533,324	(481,062)	$6.23	(78,598)	$6.41
Repricing cancellations	—	(1,948,631)	$6.34	—	$—
Repricing grants	—	1,948,631	$3.50	—	$—
Balance at December 31, 2014	895,311	4,899,713	$4.07	655,729	$6.19

The following table summarizes information about stock options outstanding as of December 31, 2014:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	4,330,705	$4.01	7.21	$110
Exercisable	490,176	$5.28	4.49	$3

The fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $1.2 million, $1.1 million and $2.1 million, respectively. The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2014 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2014. The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was $0.4 million, $0.7 million and $0.1 million, respectively.

The weighted-average fair value of options granted was $1.89, $4.65 and $3.33 per share for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, there was $8.1 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures, that will be recognized over the remaining weighted-average period of 2.7 years.

Included in the 2014 and 2013 grants in the table above are 15,000 and 1.2 million shares of market-based stock options granted to key employees, respectively. These options will vest if the average closing price of the Company’s common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share and the recipients remain in continuous service with the Company through such period, or fully accelerate and vest in December 2019. The Company estimated the fair value of its market-based options as $1.65 for 2014 and $4.11-$5.97 for 2013 using a Monte Carlo simulation model with the assumptions discussed above. The Company recorded approximately $0.6 million of compensation expense for these options in 2014.

The following table summarizes information about RSUs outstanding as of December 31, 2014:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	619,104	$—	1.02	$2,093

The fair value of RSUs vested during the years ended December 31, 2014, 2013 and 2012 was $3.4 million, $2.1 million and $1.1 million, respectively. The intrinsic value of RSUs vested and expected to vest as of December 31, 2014 is calculated based on the fair value of the Company’s common stock as of December 31, 2014. The intrinsic value of RSUs converted during the years ended December 31, 2014, 2013 and 2012, was $1.8 million, $2.9 million and $0.8 million, respectively.

The weighted-average fair value of RSUs granted was $4.54 and $6.96 per share for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, the Company had $2.6 million of unrecognized stock-based compensation expense for RSUs, net of estimated forfeitures, that will be recognized over the remaining weighted-average period of 1.5 years.

The majority of the Company’s RSUs that were converted during the years ended December 31, 2014, 2013 and 2012 were net share settled. Upon each settlement date, RSUs were withheld to cover the required withholding tax and the remaining amounts were delivered to the recipient as shares of the Company’s common stock. In 2014, 2013 and 2012, the Company withheld 108,623, 68,390 and 28,229 shares, respectively, which represented the employees’ minimum statutory obligation for income and other employment taxes and remitted cash of $0.4 million, $0.6 million and $0.1 million, respectively, to the appropriate tax authorities.

Stock Appreciation Unit Activity

The following table summarizes the Company’s stock appreciation unit activity during the year ended December 31, 2014:

	Stock Appreciation Units	Weighted- Average Exercise Price
Stock appreciation units outstanding as of December 31, 2013	420,397	$6.13
Stock appreciation units exercised	(4,140)	$4.25
Stock appreciation units cancelled	(40,424)	$7.56
Repricing cancellations	(87,354)	$8.45
Repricing grants	87,354	$3.50
Stock appreciation units outstanding as of December 31, 2014	375,833	$4.85

The fair value of stock appreciation units vested in 2014 was immaterial. The fair value of stock appreciation units vested in 2013 and 2012 was $0.1 million and $0.3 million, respectively. The intrinsic value of stock appreciation units is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2014. Cash paid for stock appreciation units exercised in 2014 was immaterial.  Cash paid for stock appreciation units exercised in 2013 and 2012 was $0.1 million and $0.02 million, respectively.

As of December 31, 2014 and 2013, the liability for settlement of stock appreciation units was $0.1 million and $0.5 million, respectively, and was included in accrued and other current liabilities on the consolidated balance sheet. Based on the fair value of the stock appreciation units as of December 31, 2014, the Company has $0.3 million of unrecognized stock-based compensation expense for stock appreciation units that will be recognized over the remaining weighted-average period of 3.9 years.

Included in 2013 grants in the table above are 0.3 million shares of market-based stock appreciation units granted to key employees. These market-based units will vest if the average closing price of the Company’s common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share and the recipient remains in continuous service with the Company through such period, or will fully accelerate and vest in December 2019. The Company estimated the fair value of these market-based units as $4.64 - $5.17 for December 31, 2013 using a Monte Carlo simulation model with the assumptions discussed above. Compensation expense recognized for these stock appreciation units in 2014 was immaterial.

Employee Stock Purchase Plan

As of December 31, 2014, there was $0.5 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2015.

16. Income taxes

The provision for income taxes is based upon the income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
U.S. operations	$(30,046)	$(39,618)	$(25,599)
Non-U.S. operations	12,846	6,483	9,291
	$(17,200)	$(33,135)	$(16,308)

The components of the provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current
Federal	$(71)	$7	$(103)
State	(18)	(11)	—
Foreign	(1,218)	(1,658)	(1,119)
	(1,307)	(1,662)	(1,222)
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(1,212)	458	(142)
Total provision for income taxes from continuing operations	(2,519)	(1,204)	(1,364)
Benefit from (provision for) income taxes from discontinued operations	—	—	(114)
Total provision	$(2,519)	$(1,204)	$(1,478)

The provision for income taxes differs from the amount obtained by applying the U.S. federal statutory tax rate as follows (in thousands, except percentages):

	Years Ended December 31,
	2014	2013	2012
Federal statutory rate	35%	35%	34%
Tax at federal statutory rate	$5,969	$11,597	$5,599
State taxes, net of federal benefit	(18)	1,058	967
Subpart F income	(18,986)	—	—
Nondeductible expenses	(125)	(260)	96
Stock-based compensation	(542)	(385)	(529)
Change in valuation allowance	(724)	(13,042)	(7,308)
Research and development	539	1,077	—
Foreign rate differences	1,246	(2,129)	(656)
Earn out adjustment not taxable	—	(359)	132
Escrow settlement	1,360	—	—
Foreign tax credit	9,208	—	—
Change in prior year deferred balances	(308)	1,756	826
Acquisition-related costs	—	(391)	(491)
Other	(138)	(126)	—
Total provision for income taxes from continuing operations	$(2,519)	$(1,204)	$(1,364)

Deferred income tax assets and liabilities comprise the following (in thousands):

	December 31,
	2014	2013
Deferred Tax Assets:
Net operating loss carryforwards	$67,898	$79,944
Federal and state credits	19,443	9,357
Reserves, accruals and other	8,842	6,091
Fixed assets and intangibles	1,161	3,874
Total deferred tax assets	97,344	99,266
Valuation allowance	(91,278)	(91,045)
Total deferred tax assets, net of valuation allowance	6,066	8,221
Deferred tax liabilities:
Acquired intangibles	(5,930)	(6,910)
Net deferred tax assets	$136	$1,311

Reported as:
Current deferred tax assets, included within prepaid expenses and other current assets	$1,954	$2,315
Long term deferred tax assets, included within other long-term assets	181	—
Current deferred income tax liabilities	(181)	—
Deferred income tax liabilities	(1,818)	(1,004)
Net deferred tax assets	$136	$1,311

The net valuation allowance increased by $0.2 million, $13.0 million and $6.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. Other than deferred tax assets in Japan and China, the Company has recorded a full valuation allowance against remaining net deferred tax assets, mainly in the U.S., as the Company did not believe these deferred tax assets were realizable on a more likely than not basis as of December 31, 2014. As of December 31, 2014, the Company had federal and state net operating loss, or NOL, carryforwards of $210.5 million and $139.9 million, respectively. Federal NOL carryforwards start to expire in 2018 and a portion of the state NOL carryforwards began to expire in 2014. There are $0.6 million in NOL carryforwards related to stock option related excess tax benefit which will be credited to additional paid-in capital when realized. At December 31, 2014, the Company also had federal and state research credit carryovers of $5.7 million and $12.1 million, respectively. The federal credits will begin to expire in 2018 and the state credit can be carried forward indefinitely. The Company also had $9.3 million of foreign tax credit carryforwards which will start to expire in 2022 if not utilized. Utilization of NOL carryforwards and credits may be subject to substantial annual limitation due to federal and state ownership limitation. The annual limitation may result in the expiration of NOL and tax credit carryforwards before utilization. The deferred tax assets listed above do not include NOL carryforwards that are expected to expire unutilized as a result of existing ownership changes.

As of December 31, 2014, the Company’s substantial foreign earnings and profits were included in the U.S. taxable income calculation. The undistributed foreign earnings are immaterial. The Company maintains its position for undistributed foreign earnings to be indefinite, accordingly no tax provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the forms of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to adjustment for foreign tax credits). The amount is expected to be immaterial.

Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposed a single uniform income tax rate of 25% on all China enterprises, including foreign invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, the Company’s China subsidiaries may be subject to the uniform income tax rate of 25% unless they are able to qualify for preferential status. Currently, one of the Company’s China subsidiaries qualified for a preferential 15% tax rate that is available for new and high technology enterprises and has been granted for a 15% tax rate for tax years through 2016. The Company realized benefits from the reduced tax rate of $0.5 million ($0.02 per share), $0.2 million ($0.01 per share) and $0.9 million ($0.03 per share) in the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, the Company’s gross unrecognized tax benefits were approximately $18.4 million, of which $0.1 million would impact the effective tax rate if recognized. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company does not believe that the amount of unrecognized tax benefits will change significantly in the next twelve months. There were no interest or penalties related to unrecognized tax benefits. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2011	$9,214
Gross increases for tax positions of prior years	70
Releases for tax positions of prior years	(26)
Gross increases for tax positions of current year	2,735
Balance at December 31, 2012	11,993
Gross increases for tax positions of prior years	155
Gross increases for tax positions of current year	4,361
Reductions resulting from lapse of applicable statute of limitations	(57)
Balance at December 31, 2013	16,452
Gross increases for tax positions of prior years	—
Gross increases for tax positions of current year	2,090
Reductions resulting from lapse of applicable statute of limitations	(170)
Balance at December 31, 2014	$18,372

The Company’s material tax jurisdictions are the United States federal, California, Japan and China. As a result of NOL carryforwards, substantially all of the Company’s tax years remain open to US federal and state tax examination. All of Japan’s tax years remain open for Japanese tax examination and tax years for 2010 and forward remain open for Chinese tax examination.

17. Segment and geographic information

The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company’s operations as a whole and reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources. In 2014, 2013 and 2012, the Company operated in one reportable segment.

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

	Years ended December 31,
	2014	2013	2012
Revenue:
China	$161,509	$122,387	$121,236
United States	56,603	45,036	66,007
Japan	16,261	25,451	14,771
Rest of world	71,804	89,368	43,409
Total revenue	$306,177	$282,242	$245,423

	As of December 31,
	2014	2013
Long-lived assets:
China	$28,807	$32,993
United States	14,877	20,150
Japan	13,150	15,690
Rest of world	823	18
Total long-lived assets	$57,657	$68,851

18. Selected Quarterly Financial Data (unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2014 and 2013:

Year ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net revenues	$68,168	$77,451	$81,576	$78,982
Gross profit	13,800	14,568	20,064	22,686
Net (loss) income	(12,588)	(6,779)	(1,937)	1,585
Basic and diluted net (loss) income per share	$(0.40)	$(0.21)	$(0.06)	$0.05
Weighted averages shares used to compute basic net (loss) income per share	31,610	31,790	32,383	32,640
Weighted averages shares used to compute diluted net (loss) income per share	31,610	31,790	32,383	32,710

Year ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net revenues	$56,063	$74,990	$76,814	$74,375
Gross profit	11,757	15,601	18,179	19,636
Net loss	(12,240)	(8,284)	(9,363)	(4,452)
Basic and diluted net loss per share	$(0.40)	$(0.27)	$(0.30)	$(0.14)
Weighted averages shares used to compute basic and diluted net loss per share	30,574	30,780	31,185	31,451

19. Subsequent Events

Subsequent events, through the filing of this report, included the following:

Purchase of tunable laser product lines from EMCORE Corporation

On January 2, 2015, the Company closed an acquisition of the tunable laser product lines of EMCORE for approximately $17.5 million under an asset purchase agreement entered into in October 2014. Consideration for the transaction consisted of $1.5 million in cash and a promissory note of approximately $16.0 million, which is subject to certain adjustments for inventory, net accounts receivable and pre-closing revenues. The promissory note will bear interest of 5% per annum for the first year and 13% per annum for the second year; the interest will be payable semi-annually in cash, and the note will mature two years from the closing of the transaction. In addition, the promissory note will be subject to prepayment under certain circumstances and will be secured by certain of the assets to be sold pursuant to the Asset Purchase Agreement. The note is subordinated to the Company’s existing bank debt in the U.S. The Company will account for the acquisition as a business combination.  The initial purchase accounting for this transaction was not yet complete at the filing of this report.

Comerica credit agreement amendment

On January 23, 2015, the Company executed an amendment to its credit agreement with Comerica Bank (the “Credit Amendment”).  Under the Credit Amendment, the $20.0 million revolving credit facility was replaced with a $25.0 million senior secured revolving credit line with the maturity date extended to November 2, 2016.  Borrowings under the amended revolving credit facility bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%.  The Credit Amendment also modified the EBITDA and liquidity covenants and eliminated the need to maintain compensating balances (restricted cash).  In January 2015, the Company repaid the remaining Comerica term loan balance and borrowed $15.8 million under the amended revolving credit facility.

Mitsubishi Bank Loan Arrangements

On February 25, 2015, the Company entered into certain loan agreements and related special agreements (collectively, the “Loan Arrangements”) with the Mitsubishi Bank that provided for (i) a term loan in the aggregate principal amount of 500 million JPY ($4.2 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($8.4 million) (the “Term Loan B” and together with the Term Loan A, the “Bank Loans”). The Bank Loans are secured by a mortgage on certain real property and buildings owned by the Company’s Japanese subsidiary in Japan. The full amount of each of the Banks Loans was drawn on the closing date of February 25, 2015. Interest on the Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.3 million).

The Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Bank Loans also include customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, restraint on business, dissolution, bankruptcy, attachment and misrepresentations. Portion of the proceeds of the Bank Loans was used to repay our then-outstanding loan related to the acquisition of NeoPhotonics Semiconductor in February 2015, which had an outstanding principal and interest of approximately 710 million JPY ($6.0 million) and the remainder will be used for general working capital.

Rusnano

In March 2015, the Company entered into an agreement with Rusnano to extend its Investment Commitment milestone from March 31, 2015 to June 30, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation as of the end of the period covered in this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014 at a reasonable assurance level.

Remediation of Prior Material Weakness

As of December 31, 2014, we have completed our remediation efforts for the material weaknesses in our internal control over financial reporting we identified during 2013. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “prior year Form 10-K”), we did not (1) maintain an effective control environment as evidenced by (i) an insufficient number of qualified personnel with appropriate level of GAAP knowledge to perform control monitoring activities and to meet our financial reporting requirements and (ii) insufficient corporate involvement to identify and resolve errors in our non-U.S. subsidiaries’ financial results, which contributed to the following two additional material weaknesses; (2) maintain effective internal controls surrounding complex transactions, including the acquisition of NeoPhotonics Semiconductor, which resulted in the restatement of our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013; and (3) maintain effective internal control over financial reporting related to the preparation and review of our consolidated financial statements, which resulted in the restatement of our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013.

Remediation Measures

Our management made significant efforts in 2014 to establish a framework to improve internal controls over financial reporting. We committed considerable resources to the design, implementation, documentation, and testing of our internal controls. With the oversight of senior management and our audit committee, we took steps to remediate the underlying causes of the material weaknesses described above. Our management believes that these efforts have improved our internal control over financial reporting and concluded that the remediation of the above identified material weaknesses has been completed as of December 31, 2014. Our management, Audit Committee and Board of Directors took the following steps as part of our ongoing remediation efforts to address these material weaknesses:

●

Hired a number of experienced personnel who are qualified to perform control monitoring activities, including the recognition of the risks and complexities of our transactions and business operations, and have an appropriate level of GAAP knowledge for our financial reporting requirements;

●	Implemented enhanced communication and monitoring processes and the appropriate documentation of such to ensure the Audit Committee’s effectiveness in executing its oversight responsibilities;
●	Engaged an external team of experienced senior finance and accounting consultants to review, analyze and enhance our consolidated financial statement close and reporting processes;
●	Implemented controls and procedures to improve processes and communications around non-routine or complex transactions;

●

Improved the documentation, communication and periodic review of our accounting policies throughout our domestic and international locations for consistency and application with generally accepted accounting principles;

●	Enhanced the training and education for our world-wide finance and accounting personnel; and
●

Increased management oversight by expanding our disclosure process to include all senior management with responsibility for responding to issues during the financial reporting process and enhanced required certifications from all executive management.

Our management is committed to maintaining a strong control environment including strong financial reporting integrity throughout the Company.  Although management believes that the above efforts have improved our internal control over financial reporting and remediated the above identified material weaknesses, we intend to continue to implement new processes and controls and engage additional resources when needed to continue strengthening our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of our assessment, using the criteria in Internal Control – Integrated Framework, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below.

Changes in Internal Control Over Financial Reporting

Other than the changes described above under “Remediation of Prior Material Weaknesses”, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoPhotonics Corporation

San Jose, California

We have audited the internal control over financial reporting of NeoPhotonics Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 16, 2015

ITEM 9B.	OTHER INFORMATION

Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1—Election of Directors” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC on or before April 30, 2015.

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

We intend to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at http://www.neophotonics.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2014.

ITEM 11.EXECUTIVE COMPENSATION

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

The information required is incorporated herein by reference from the information contained in the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” in the section entitled “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement

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

March 16, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 16, 2015 on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ TIMOTHY S. JENKS	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2015
Timothy S. Jenks
/s/ CLYDE RAYMOND WALLIN	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2015
Clyde Raymond Wallin
/s/ CHARLES J. ABBE	Director	March 16, 2015
Charles J. Abbe
/s/ DMITRY AKHANOV	Director	March 16, 2015
Dmitry Akhanov
/s/ BANDEL L. CARANO	Director	March 16, 2015
Bandel L. Carano
/s/ ALLAN KWAN	Director	March 16, 2015
Allan Kwan
/s/ RAJIV RAMASWAMI	Director	March 16, 2015
Rajiv Ramaswami
/s/ MICHAEL J. SOPHIE	Director	March 16, 2015
Michael J. Sophie
/s/ LEE SEN TING	Director	March 16, 2015
Lee Sen Ting

EXHIBIT INDEX

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 29, 2011, by and among NeoPhotonics Corporation, Dulcimer Acquisition Corp., Santur and Shareholder Representative Services LLC, solely in its capacity as the Stockholder Representative.	Form 8-K	001-35061	2.1	October 18, 2011
2.2	Agreement and Plan of Demerger, dated as of January 18, 2013, by and among NeoPhotonics Corporation, LAPIS Semiconductor Co., Ltd., and NeoPhotonics Semiconductor GK.	Form 10-K	001-35061	2.2	March 15, 2013
2.3	Asset Purchase Agreement by and between NeoPhotonics Corporation and EMCORE Corporation, dated October 22, 2014.	Form 8-K	001-35061	10.1	October 27, 2014
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	April 15, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010
4.3	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.	Form S-1	333-166096	4.3	April 15, 2010
4.4	Commitment to File Registration Statement and Related Waiver of Registration Rights by and between NeoPhotonics Corporation and Open Join Stock Company “RUSNANO” dated as of December 18, 2014.	Form S-1	333-201180	4.4	December 19, 2014
10.1	Form of Indemnification Agreement entered into by and between NeoPhotonics Corporation and each of its directors and officers.	Form S-1	333-166096	10.1	April 15, 2010
10.2+	2004 Stock Option Plan, as amended, and related documents.	Form S-1	333-166096	10.2	April 15, 2010
10.3+	2007 Stock Appreciation Grants Plan and related documents.	Form S-1	333-166096	10.3	April 15, 2010
10.4+	2010 Equity Incentive Plan, as amended and forms of agreement thereunder.	Form S-8	333-189577	99.1	June 25, 2013
10.5+	Amended and Restated Non-Employee Director compensation Policy of NeoPhotonics Corporation.	Form 10-Q	001-35061	10.2	August 8, 2013
10.6+	2010 Employee Stock Purchase Plan.	Form S-1	333-166096	10.5	April 15, 2010
10.7	Lease by and between BRE/PCCP Orchard, LLC and NeoPhotonics Corporation, dated April 7, 1999 with the Summary of Basic Lease Terms and Addendum No. 1 to Lease, as amended by First Amendment to Lease dated November 22, 2002, the Second Amendment to Lease dated December 15, 2003, the Third Amendment to Lease dated March 13, 2007 and the Fourth Amendment to Lease dated May 28, 2010.	Form S-1	333-166096	10.6	July 23, 2010
10.8	First Lease Amendment by and between NeoPhotonics Corporation and Landlord as defined in the recitals thereto, dated May 21, 2013.	Form 10-Q	001-35061	10.3	August 8, 2013
10.9*	Maximum Comprehensive Credit Line Contract and Maximum Mortgage Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated November 3, 2008 and December 25, 2008, respectively.	Form S-1	333-166096	10.9	April 15, 2010
10.10	Property Lease Contract between NeoPhotonics (China) Co., Ltd. and Dongguan Conrad Hi-Tech Park Ltd., dated May 13, 2011.	Form 10-Q	001-35061	10.3	November 10, 2011

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.11	Building Lease Agreement between NeoPhotonics Japan Godo Kaisha and Jones Lang Lasalle K.K., dated September 8, 2011.	Form 10-Q	001-35061	10.4	November 10, 2011
10.12+	Employment Letter by and between NeoPhotonics Corporation and Timothy S. Jenks, dated March 30, 2010.	Form S-1	333-166096	10.17	April 15, 2010
10.13+	Offer Letter by and between NeoPhotonics Corporation and Clyde R. Wallin, dated December 20, 2013.	Form 10-K	001-35061	10.18	June 4, 2014
10.14+	Offer Letter by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated January 2, 2005.	Form S-1	333-166096	10.19	April 15, 2010
10.15*+	Offer Letter by and between NeoPhotonics (China) Co., Ltd. and Chi Yue “Raymond” Cheung, dated August 14, 2007.	Form S-1	333-166096	10.20	April 15, 2010

10.17+	Severance Agreement by and between NeoPhotonics Corporation and Benjamin L. Sitler dated April 14, 2010.	Form S-1	333-166096	10.23	April 15, 2010
10.18+	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated April 13, 2010.	Form S-1	333-166096	10.24	April 15, 2010

10.19	Third Amendment To Loan And Security Agreement And Waiver And Consent by and between NeoPhotonics Corporation and Comerica Bank, dated September 29, 2011.	Form 10-Q	001-35061	10.5	November 10, 2011
10.20	Libor/Prime Referenced Rate Addendum To Loan And Security Agreement by and between NeoPhotonics Corporation and Comerica Bank, dated September 29, 2011.	Form 10-Q	001-35061	10.6	November 10, 2011
10.21+	2011 Inducement Award Plan and related documents.	Form S-8	333-177306	99.1	October 13, 2011
10.22	Lease between Santur Corporation and 40915 Encyclopedia Circle, LLC, dated June 28, 2010.	Form 10-K	001-35061	10.35	March 30, 2012
10.23+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Timothy S. Jenks.	Form 10-Q	001-35061	10.1	May 10, 2012
10.24	Industrial Space Lease between Santur Corporation and The Kaye Building, LLC, dated March 7, 2001.	Form 10-K	001-35061	10.36	March 30, 2012
10.25+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Dr. Wupen Yuen.	Form 10-Q	001-35061	10.3	May 10, 2012

10.26	Share Purchase Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.	Form 8-K	001-35061	10.1	May 1, 2012
10.27	Rights Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.	Form 8-K	001-35061	10.2	May 1, 2012
10.28	Lock-Up, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.	Form 8-K	001-35061	10.3	May 1, 2012
10.29+	2013 Executive Officer Bonus Program.	Form 10-Q	001-35061	10.3	April 9, 2014

10.30	Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and among NeoPhotonics Corporation, Comerica Bank, as agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	March 27, 2013
10.31*	Comprehensive Credit Extension Contract by and between China CITIC Bank Incorporated Company and NeoPhotonics (China) Co., Ltd. and NeoPhotonics Dongguan Co., Ltd. dated June 3, 2013.	Form 10-K	001-35061	10.43	June 4, 2014

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.32*	Maximum Amount Guarantee Contract by and between China CITIC Bank and NeoPhotonics (China) Co., Ltd. dated June 3, 2013.	Form 10-K	001-35061	10.44	June 4, 2014
10.33*	Supplementary Agreement by and between China CITIC Bank Co., Ltd and NeoPhotonics (China) Co., Ltd. and NeoPhotonics Dongguan Co., Ltd. dated June 3, 2013	Form 10-K	001-35061	10.45	June 4, 2014
10.34	First Amendment to Credit Agreement, dated January 16, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	January 17, 2014
10.35	Second Amendment to Credit Agreement, dated February 14, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	February 18, 2014
10.36	Third Amendment to Credit Agreement, dated March 6, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	March 10, 2014
10.37	Fourth Amendment to Credit Agreement, dated May 19, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	May 20, 2014
10.38*	Credit Line Agreement, dated June 16, 2014, by and between NeoPhotonics (China) Co., Ltd. and Shanghai Pudong Development Bank Corporation, Shenzhen Branch.	Form 10-Q	001-35061	10.5	August 8, 2014
10.39+	Severance Rights Agreement, dated January 6, 2014, by and between NeoPhotonics Corporation and Clyde R. Wallin.	Form 10-Q	001-35061	10.4	June 24, 2014
10.40+	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Benjamin L. Sitler dated October 8, 2014	Form 10-Q	001-35061	10.1	November 10, 2014
10.41**	Amendment to Asset Purchase Agreement by and between NeoPhotonics Corporation and EMCORE Corporation dated January 2, 2015	Form 8-K	001-35061	99.1	January 8, 2015
10.42**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated February 25, 2015 (Contract A)					X
10.43**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated February 25, 2015 (Contract B)					X
10.44	Letter Agreement by and between NeoPhotonics Corporation and Open Joint Stock Company RUSNANO dated March 2, 2015					X
21.1	List of subsidiaries of NeoPhotonics Corporation.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Translation to English of an original Chinese document.

** Translation to English of an original Japanese document.

+	Management compensatory plan or arrangement.