Form 10-K/A
period 2014-12-31
NEOPHOTONICS CORP
filed 2015-04-29
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of February 28, 2015, the Registrant had 32,786,272 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Commission File Number 001-35061), or the 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on March 16, 2015. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2015 Annual Meeting of Stockholders, as well as to update certain of the information included on the cover page of the 10-K. This Amendment hereby amends the cover page, and Part III, Items 10 through 14 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 16, 2015) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the registrant’s other filings with the SEC.

In this report, unless otherwise indicated or the context otherwise requires, all references to “NeoPhotonics,” “we,” “us,” “our” and “the Company” refer to NeoPhotonics Corporation and, where appropriate, its subsidiaries.

NEOPHOTONICS CORPORATION

ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2014

Amendment No. 1

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of directors

Our board of directors is divided into three classes designated as Class I, Class II and Class III, with each class having a three-year term.

The following table sets forth the names, ages and positions of our directors as of April 10, 2015:

Name	Age	Position
Timothy S. Jenks	60	President, Chief Executive Officer, Director and Chairman of the Board of Directors
Charles J. Abbe (2)(3)	74	Lead Independent Director
Dmitry Akhanov (1)	39	Director
Bandel L. Carano (1)	53	Director
Allan Kwan (2)	56	Director
Rajiv Ramaswami(3)	49	Director
Michael J. Sophie (2)	57	Director
Lee Sen Ting (3)	72	Director

(1)	Member of the Nominating and Corporate Governance Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

There are no familial relationships among our directors and executive officers.

The following is a brief biography of each member of our board of directors with each biography including information regarding the experiences, qualifications, attributes or skills of each current board member.

Class II directors whose terms expire at the 2015 Annual Meeting of Stockholders

Charles J. Abbe has served as a member of our board of directors since October 2012 and has been our lead independent director since June 2013. Mr. Abbe served as president and chief operating officer and as director of JDS Uniphase Corporation from February 2000 until his retirement in June 2001. He was employed previously as president, chief executive officer and director at Optical Coating Laboratory, Inc. from 1998 until the company merged with JDS Uniphase in February 2000, and as vice president and general manager of its principal operating division from 1996 to 1998. From 1990 to 1996, he served in several positions of increasing responsibility, including senior vice president, electronics sector, at Raychem Corporation. Mr. Abbe practiced business consulting with McKinsey & Company from 1971 to 1989. Mr. Abbe holds both a Master of Science degree and a Bachelor of Science degree in chemical engineering from Cornell University and a master of business administration degree from Stanford University. Mr. Abbe is also a director of CoSine Communications, Inc. Mr. Abbe was originally recommended by Mr. Jenks to our nominating committee in 2012 for consideration as a potential independent director, based on Mr. Abbe’s substantial experience as an executive and director of other public companies in our industry and Mr. Jenks’ having previously worked with Mr. Abbe at Raychem Corporation in the 1990’s. Our nominating committee then fully evaluated Mr. Abbe’s qualifications and recommended his appointment as a director to our full board of directors, which made such appointment in October 2012. Mr. Abbe’s experience enables him to provide our board of directors with important strategic counsel and guidance.

Bandel L. Carano has served as a member of our board of directors since March 2004. Since 1987, Mr. Carano has been a General Partner of Oak Investment Partners, a venture capital firm he joined in 1985. Mr. Carano is also a director of Boston Power, Inc., Airspan Networks Inc. and Kratos Defense and Security Solutions, Inc. In addition, Mr. Carano has previously invested in and served on the board of directors of public companies including Tele Atlas BV, Synopsys, Inc., FiberTower Corporation, Virata, Inc. and Polycom, Inc. Mr. Carano also serves on the Investment Advisory Board of the Stanford Engineering Venture Fund. Mr. Carano holds both a Master of Science degree and a Bachelor of Science degree in electrical engineering from Stanford University. As a venture capitalist, Mr. Carano has been involved with numerous technology companies in the telecommunications, wireless, rich media and semiconductor industries including 2Wire, Inc., Avici Systems, Qtera Corporation, Sentient Networks, Inc. and Wellfleet Communications, among others. Mr. Carano’s years of venture capital investing, his experience as a director of various public companies and his insights in building these businesses provide valuable perspective to the board of directors.

Michael J. Sophie has been a member of our board of directors since November 2006. Mr. Sophie has served as a director of Pericom Semiconductor Corporation since August 2008. Mr. Sophie served as interim President and Chief Executive Officer of Proxim Wireless Corporation, a provider of wireless broadband technologies, from October 2010 to January 2011. From March 2003 to January 2007, Mr. Sophie served on the board of directors of McDATA Corporation Ltd., a provider of storage networking solutions. He was employed at UTStarcom Inc., a global seller of telecommunications hardware and software products, serving as its Chief Financial Officer from August 1999 through August 2005, and as Chief Operating Officer from June 2005 through May 2006. Mr. Sophie held executive positions at P-Com, Inc., a developer of network access systems, from August 1993 to August 1999, including Vice President of Finance, Chief Financial Officer and Group President. From 1989 through 1993, Mr. Sophie was Vice President of Finance at Loral Fairchild Corp., a defense electronics and communications company. He holds a Bachelor of Science degree from California State University, Chico and a master of business administration degree from the University of Santa Clara. On May 1, 2008, the Securities and Exchange Commission issued an order in which UTStarcom, its then Chief Executive Officer, and Mr. Sophie, its former Chief Financial Officer, were ordered to cease and desist from causing or committing violations of federal securities laws described in the order. These laws require filing accurate periodic reports with the Securities and Exchange Commission, making and keeping accurate books and records, devising and maintaining adequate internal accounting controls, and accurately providing the officer’s certification that must accompany a publicly traded company’s periodic reports. The order stated that the two individuals failed to implement and maintain adequate internal controls and falsely certified that UTStarcom’s financial statements and books and records were accurate, as more fully set forth in the order. Mr. Sophie agreed to pay a civil fine of $75,000 and consented to the order without admitting or denying the findings (other than Securities and Exchange Commission jurisdiction). The order did not prevent Mr. Sophie from serving as an officer or director of a publicly traded company. Mr. Sophie brings to our board of directors valuable capabilities in financial understanding, business perspective and U.S.-China cross border experience. Mr. Sophie provides an important role in keeping our board of directors current with audit issues, collaborating with our independent registered public accounting firm and management team and providing guidance and advice on our financial position.

Class I directors whose terms expire at the 2017 Annual Meeting of stockholders

Timothy S. Jenks has served as our President and Chief Executive Officer and as a member of our board of directors since April 1998. From November 2002 until August 2005, Mr. Jenks also served as Chief Executive Officer of NanoGram Corporation, a nanomaterials applications company that we spun out, and served on its board of directors until July 2010 when it was acquired by Teijin Corporation. From November 2002 until March 2003, Mr. Jenks served as Chief Executive Officer and director of NanoGram Devices Corporation, a medical device battery company that we spun out and that was acquired by Greatbatch, Inc. in 2004. From 1985 until 1998, Mr. Jenks served in positions of increasing responsibility at Raychem Corporation, a California-based materials engineering company which was acquired by Tyco International Ltd. (now TE Connectivity Ltd.) in 1998, including General Manager of its Wire & Cable Division in the USA and then in the United Kingdom, and Vice President and General Manager of its electrical products division in Munich, Germany. From March 2010 until June 2011, Mr. Jenks served as a director of Ignis ASA, an optical technology company in Norway that was acquired by Finisar Corporation in 2011. Mr. Jenks is a former naval officer, and holds a master of business administration degree from the Stanford Graduate School of Business, a Master of Science degree in nuclear engineering from the Massachusetts Institute of Technology and a Bachelor of Science degree in mechanical engineering and marine engineering from the U.S. Naval Academy. Mr. Jenks brings to our board of directors demonstrated leadership and management ability at senior levels; years of experience in engineered components industries and leadership in engineering and manufacturing business operations around the world. He also brings continuity to our board and deep historic knowledge of our company through his tenure as Chief Executive Officer.

Dmitry Akhanov has served as a member of our board of directors since July 2013. Since December 2010, Mr. Akhanov has been the President and Chief Executive Officer of Rusnano USA, Inc., a U.S. subsidiary of Open Joint Stock Company (“Rusnano”), a Russian state instrument dedicated to fostering the growth of the nanotechnology industry in Russia. Previously, from October 2007 through August 2008 Mr. Akhanov was the Head of the Russian Federal Energy Agency, which was responsible for the implementation of national energy policy and management of state-owned energy assets (oil & gas, coal and electricity industries). As the head of the Strategy Department of RAO “UES”, from June 2002 through October 2007, Mr. Akhanov was actively involved in developing and implementing strategy for the restructuring of the electricity sector of Russia, and forming a new industry structure and electricity market model. In conjunction with this, Mr. Akhanov also implemented a number of corporate projects for the separation, merger and acquisition of major energy companies in Russia. Mr. Akhanov has extensive experience in strategic planning, corporate finance and investor relations. Mr. Akhanov brings to our board of directors valuable experience in doing business in the Russian Federation and managing complex technology projects, as well as dealing with cross-border business operations. Mr. Akhanov holds a Bachelor’s Degree in economics and law and a Master’s Degree in economics from the Peoples’ Friendship University in Russia.

Class III directors whose terms expire at the 2016 Annual Meeting of stockholders

Allan Kwan has served as a member of our board of directors since November 2008. Since April 2007, Mr. Kwan has been a Venture Partner of Oak Investment Partners, a venture capital firm. Mr. Kwan also serves as a member of the board of directors of Boston Power, Inc. From May 2007 to May 2008, Mr. Kwan served on the board of directors of Linktone Ltd., a China-based wireless content and applications provider. From July 2001 until April 2007, Mr. Kwan served first as Managing Director of North Asia, then as Vice President International of Yahoo! Inc. Mr. Kwan previously served as Chairman and Chief Executive Officer of Asia.com, a provider of web services, and in various senior executive positions at Motorola and Nortel. Mr. Kwan holds a bachelor of applied science degree in mechanical engineering from the University of British Columbia in Canada, a master of business administration degree from the Wharton School, University of Pennsylvania, and a Master of Arts degree in international studies from the University of Pennsylvania. Mr. Kwan’s leadership experience in senior management and corporate development positions in North America and China, as well as his operating experience in wireline and wireless telecommunications businesses, brings significant industry expertise, cross border expertise and an important global perspective to the board of directors.

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

Rajiv Ramaswami has served as a member of our board of directors since March 2014 and a member of our Technical Advisory Board since May 2010. Dr. Ramaswami serves as executive vice president and general manager of the Infrastructure & Networking Group of Broadcom Corporation, a semiconductor corporation. Previously he was Vice President and General Manager of the Cloud Services and Switching Technology Group at Cisco Systems, Inc., where he also served as Vice President and General Manager for a variety of business units in Optical, Switching and Storage Networking. Prior to joining Cisco, he served in various technical and leadership positions at Xros, Tellabs and IBM’s Thomas J. Watson Research Center. Dr. Ramaswami holds both a Master of Science degree and a Ph.D. degree in Electrical Engineering from the University of California, Berkeley and a B. Tech. degree from the Indian Institute of Technology in Madras. Mr. Ramaswami’s technical expertise and background in engineering contribute to our board of directors’ understanding and consideration of opportunities involving our company and the markets we serve.

Executive officers

The following table sets forth the names, ages and positions of our executive officers as of April 10, 2015:

Name	Age	Position
Timothy S. Jenks	60	President, Chief Executive Officer, Director and Chairman of the Board of Directors

Clyde Raymond Wallin	61	Senior Vice President and Chief Financial Officer

Benjamin L. Sitler	59	Senior Vice President of Global Sales

Dr. Chi Yue (“Raymond”) Cheung	47	Senior Vice President and Chief Operating Officer

Dr. Wupen Yuen	45	Senior Vice President and General Manager

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no familial relationships among our directors and executive officers. The biographical information of Timothy S. Jenks, our President and Chief Executive Officer, can be found above under the section entitled “Class I directors whose terms expire at the 2017 Annual Meeting of Stockholders.” Set forth below is biographical information, including the experiences, qualifications, attributes and skills of our other executive officers.

Executive officers

Clyde Raymond Wallin has served as our Senior Vice President and Chief Financial Officer since December 2013. Mr. Wallin served as Vice President Finance and Chief Financial Officer at Micrel, Inc. from January 2009 until October 2013, during which time he was responsible for both accounting and finance matters, and was additionally Vice President of Human Resources at Micrel from January 2010 until October 2013, during which time he was responsible for all human resource related matters. Mr. Wallin has more than 30 years of experience in the high technology industry. From 2000 to 2009 he served in several Chief Financial Officer roles including iWatt, Kendin Communications, and at Sipex Corporation where he also served as its Treasurer, Secretary and Principal Accounting Officer. Mr. Wallin previously held senior financial management positions with Cirrus Logic. He holds an M.B.A. in Finance from the University of Chicago and a Bachelors of Science in Economics with Honors from the University of Oregon.

Benjamin L. Sitler has served as our Senior Vice President of Global Sales since August 2014. Mr. Sitler previously served as our Senior Vice President of Sales and Product Management from February 2013 to August 2014, as our Vice President of Global Sales from July 2007 to February 2013 and as our Vice President of Tunable Products from November 2006 to July 2007. From June 2003 until November 2006, Mr. Sitler served as President and Chief Executive Officer of Paxera Corporation, a provider of tunable lasers, which was acquired by us in November 2006. From December 2002 until May 2003, Mr. Sitler served as Vice President of Business Development of JCP Photonics, Inc., a tunable fiber laser company. From November 1999 until September 2002, Mr. Sitler served as Vice President of Worldwide Sales of Lightwave Microsystems Corporation, a communications equipment company that was acquired by us in 2003. From 1984 until 1999, Mr. Sitler served in a variety of positions for Raychem Corporation. Mr. Sitler is a former naval officer, and holds a master of business administration degree from the Anderson School of Business at the University of California, Los Angeles and a Bachelor of Science degree in mechanical engineering from the U.S. Naval Academy.

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

Wupen Yuen, Ph.D. has served as our Senior Vice President and General Manager since August 2014. Mr. Yuen previously served as our Senior Vice President of Product and Technology Development from October 2012 to August 2014, as our Vice President of Product Development and Engineering from September 2006 to October 2012 and prior to that as our Director of Business Development since joining us in January 2005. From August 2002 until December 2004, Dr. Yuen served as Chief Technology Officer of Bandwidth9, Inc., a telecommunications tunable laser company. Dr. Yuen holds a doctorate degree in electrical engineering and a master of science in electrical engineering from Stanford University and a bachelor of science in electrical engineering from National Taiwan University.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than ten percent beneficial owners of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers and greater than ten percent stockholders are required by the rules and regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of these reports furnished to us and written representations from such directors, executive officers and stockholders with respect to the period from January 1, 2014, through December 31, 2014, we are not aware of any required Section 16(a) reports that were not filed on a timely basis except the following:

•	Mr. Benjamin Sitler, an officer, filed one late Form 4 to report 34 transactions relating to our stock option repricing on December 18, 2014;

•	Dr. Raymond Cheung, an officer, filed one late Form 4 to report 18 transactions relating to our stock option repricing on December 18, 2014;

•	Dr. George Ferris Lipscomb, an officer, filed one late Form 4 to report 12 transactions relating to our stock option repricing on December 18, 2014; and

•	Dr. Wupen Yuen, an officer, filed one late Form 4 to report 28 transactions relating to our stock option repricing on December 18, 2014.

Code of business conduct and ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at http://IR.neophotonics.com. We intend to disclose future amendments to the code of business conduct and ethics, or any waivers of its requirements, on our website to the extent permitted by the applicable rules and exchange requirements. The inclusion of our website address in this Amendment No. 1 to Annual Report on Form 10-K/A does not include or incorporate by reference the information on our website into this Amendment No.1 to Annual Report on Form 10-K/A.

Audit Committee

The members of our Audit Committee are Messrs. Sophie, Abbe and Kwan. Our board of directors has determined that Messrs. Abbe and Sophie are each an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules. Mr. Sophie also serves as the chairman of our Audit Committee. Our board of directors has considered the independence and other characteristics of each member of our Audit Committee and has determined that each of Messrs. Sophie, Abbe and Kwan are “independent directors” as defined under the rules of the New York Stock Exchange. In determining a director’s independence, our board of directors considered whether any director has a material relationship with us that could compromise the director’s ability to exercise independent judgment in carrying out his responsibilities. In determining Mr. Kwan’s independence, our board of directors considered Mr. Kwan’s position as a venture partner of Oak Investment Partners, our largest stockholder, including his lack of voting and dispositive power over any of our shares held by Oak Investment Partners.

Item 11.	Executive Compensation

Compensation discussion and analysis

This Compensation Discussion and Analysis discusses the principles underlying our executive compensation program and the policies and practices that contributed to our executive compensation actions and decisions for 2014, and the most important factors relevant to an analysis of these policies and practices. It also provides qualitative information regarding the manner and context in which compensation was paid and awarded to and earned by our executive officers and places in perspective the data presented in the compensation tables and accompanying narrative below.

This Compensation Discussion and Analysis provides information about the material components of our executive compensation program for the following executive officers, to whom we refer collectively in this discussion as the “named executive officers”:

•	Timothy S. Jenks, our President and Chief Executive Officer (our “CEO”);

•	Clyde R. Wallin, our Senior Vice President and Chief Financial Officer;

•	Benjamin L. Sitler, our Senior Vice President of Global Sales;

•	Dr. Raymond Cheung, our Senior Vice President and Chief Operating Officer; and

•	Dr. Wupen Yuen, our Senior Vice President and General Manager.

Executive Summary

2014 Business Highlights

We are a leading designer and manufacturer of hybrid photonic integrated optoelectronic modules and subsystems for bandwidth-intensive, high-speed communications networks.

In 2014, we recorded the following financial and operational results:

•	Achieved record annual revenues of $306.2 million, compared to $282.2 million in 2013, which represented year-over-year growth of 8.5%;

•	Reported a diluted loss per share of $0.61, compared to a diluted loss per share of $1.11 for 2013;

•	Implemented a company-wide restructuring to reduce costs in both operating expenses and in cost of goods sold in the third quarter of 2014. As a result, we achieved non-GAAP and adjusted EBITDA profitability in the second half of 2014;

•	Announced and launched a series of new product solutions, new 100G receivers, a new micro tunable laser, a new multicast switch, all for 100G coherent networks, and a new 100G telecom transceiver product;

•	Announced and implemented discontinuations of certain products that were not meeting corporate profitability targets while continuing to ramp new and 100G products that were delivering revenue growth and margin expansion; and

•	Implemented improved and tightened financial controls and procedures to attain timely filer status with the Securities and Exchange Commission (SEC) and by December 31, 2014 completed the remediation of all material weaknesses in our internal control over financial reporting identified as of the end of 2013.

2014 Executive Compensation Highlights

Consistent with our business results and our competitive marketplace for talent, our Compensation Committee took the following actions with respect to the 2014 compensation of the named executive officers:

•	Maintained their base salaries at their 2013 levels;

•	granted equity awards in the form of stock options that link their interests with those of our stockholders;

•	recommended that our board of directors approve a tender offer to reprice eligible stock options, including those held by our named executive officers; and

•	awarded annual bonuses under our 2014 Variable Pay Plan (in a combination of cash and restricted stock unit awards), based on our actual performance as assessed against corporate financial and operational performance measures, in amounts determined in the sole discretion of our Compensation Committee.

Executive Compensation Policies and Practices

We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. Our Compensation Committee evaluates our executive compensation program on an ongoing basis to ensure that it is consistent with the Company’s short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following policies and practices were in effect during 2014:

•	Independent Compensation Committee. Our Compensation Committee comprises solely independent directors.

•	Independent Compensation Committee Advisor. Our Compensation Committee has periodically engaged its own compensation consultant to assist with its executive compensation review. This consultant performed no consulting or other services for the Compensation Committee in 2014, but has been engaged by the Compensation Committee to provide these services in 2015.

•	Executive Compensation Review. Our Compensation Committee conducts a periodic review and approval of our compensation strategy, including a review of our compensation peer group used for comparative purposes and a review of our compensation-related risk profile to ensure that our compensation-related risks are not reasonably likely to have a material adverse effect on the Company.

•	Executive Compensation Policies and Practices. Our compensation philosophy and related corporate governance policies and practices are complemented by several specific compensation practices that are designed to align our executive compensation with long-term stockholder interests, including the following:

•	Compensation At-Risk. Our executive compensation program is designed so that a significant portion of compensation is “at risk” based on corporate performance, as well as equity-based to align the interests of our executive officers and stockholders;

•	Limited Perquisites. We provide only limited perquisites or other personal benefits to our executive officers;

•	No Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any perquisites or other personal benefits;

•	No Special Health or Welfare Benefits. Our U.S. executive officers participate in broad-based company-sponsored health and welfare benefits programs on the same basis as our other full-time, U.S. salaried employees;

•	No Post-Employment Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any post-employment payments or benefits;

•	“Double-Trigger” Change-in-Control Arrangements. All change-in-control payments and benefits are based on a “double-trigger” arrangement (that is, they require both a change-incontrol of the Company plus a qualifying termination of employment before payments and benefits are paid);

•	Multi-Year Vesting Requirements. Other than RSUs granted as part of year-end bonuses in lieu of cash, the equity awards granted to our executive officers vest or are earned over multi-year periods, consistent with current market practice and our retention objectives;

•	Stock Ownership Guidelines. We require our CEO to maintain a minimum level of ownership in our common stock; and

•	Hedging Prohibited. We prohibit our executive officers and other employees from hedging or engaging in other inherently speculative transactions with respect to their holdings of Company securities.

Recent Stockholder Advisory Vote on Executive Compensation

At our 2014 Annual Meeting of Stockholders, we conducted a stockholder advisory vote on the compensation of the named executive officers (commonly known as a “Say-on-Pay” vote). Our stockholders approved the compensation of the named executive officers with approximately 98.6% of the votes cast in favor of the proposal. Previously, at our 2011 annual stockholders’ meeting, approximately 95.3% of stockholder votes were cast in favor of our 2011 Say-On-Pay resolution.

We believe that the outcome of the 2011 and 2014 Say-on-Pay votes reflects our stockholders’ support of our compensation approach, specifically our efforts to attract, retain and motivate the named executive officers. Accordingly, we have made no significant design changes to our executive compensation program as a result of the 2011 or 2014 Say-on-Pay votes.

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

Based on the results of a separate stockholder advisory vote on the frequency of future stockholder advisory votes regarding the compensation of the named executive officers (commonly known as a “Say-When-on-Pay” vote) conducted at our 2011 Annual Meeting of Stockholders, our board of directors determined that we will hold our Say-on-Pay votes on a triennial basis.

Compensation Philosophy and Objectives

Our executive compensation program consists of four primary components—base salary, an annual cash bonus opportunity, long-term incentive compensation in the form of equity awards, and post-employment compensation arrangements. We also provide our U.S.-based executive officers with the same health and welfare benefits that are available to all U.S. salaried employees. In China, Dr. Cheung (our Senior Vice President and Chief Operating Officer) is provided the same health and welfare benefits that are provided to the top tier of salaried employees in Southern China, and additionally is provided access to Hong Kong health services.

Our executive compensation program is designed to achieve the following objectives:

•	provide total compensation packages that attract, motivate, reward, and retain exceptional executive- level talent;

•	establish a direct and meaningful link between corporate, individual, and team performance and the compensation payable in respect of such performance;

•	provide strong incentives for our executive officers create stockholder value; and

•	align the financial interests of our executive officers with those of our stockholders.

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

Compensation-Setting Process

Role of our Compensation Committee

Our Compensation Committee oversees our executive compensation program in relation to our competitive marketplace for talent (including our executive compensation policies and practices), approves the compensation of our executive officers, and administers our various employee stock plans. Specifically, our Compensation Committee is responsible for:

•	reviewing and approving the compensation and other terms of employment of our executive officers, including the named executive officers, and other senior members of management, and reviewing and approving corporate performance goals and objectives relevant to such compensation; and

•	administering our stock option plans, stock purchase plans, compensation plans, and similar programs, including the adoption, amendment and termination of such plans.

Our Compensation Committee approved target annual cash bonus opportunities for 2014 performance in May 2014 and determined bonus payments based on 2014 performance for our executive officers in March 2015.

Our Compensation Committee may, at its discretion and in accordance with the philosophy of making all information available to our board of directors, present executive compensation matters to the entire board of directors for their review and approval.

In the course of its deliberations, in any given year, our Compensation Committee may review and consider materials such as our financial reports and projections, operational data, tax and accounting information regarding potential compensation, executive stock ownership information, analyses of historical executive compensation levels, and current company-wide compensation levels and the recommendations of our CEO.

Role of our Management

For our executive officers other than our CEO, our Compensation Committee solicits and considers the performance evaluations and compensation recommendations submitted by our CEO. In the case of our CEO, the non-employee members of our board of directors evaluate his performance and our Compensation Committee determines whether to make any adjustments to his compensation.

Our Human Resources and Finance departments work with our CEO to propose for the consideration and approval of our Compensation Committee the design of our executive compensation program, to recommend changes to existing compensation components, to recommend financial and other performance measures and related target levels to be achieved under our incentive compensation plans, to prepare analyses of financial data and other briefing materials and, ultimately, to implement the decisions of our Compensation Committee or our board of directors, as applicable.

No executive officer, including no named executive officer, was present or participated directly in the final determinations or deliberations of our Compensation Committee or our board of directors, as applicable regarding the amount or component of his or her own 2014 compensation package.

Role of our Compensation Consultant

For 2014, our Compensation Committee engaged Compensia, a national compensation consulting firm, to assist it in its deliberations on the compensation payable to our executive officers, including the named executive officers. Our Compensation Committee may also consider input from Compensia on the compensation payable to non-executive members of our board of directors.

The nature and scope of services of Compensia’s services in 2014 included the following:

•	providing advice regarding best practices and market trends in executive compensation;

•	assisting with the design of our equity compensation program, and other executive compensation arrangements, as needed;

•	preparing for and attending meetings of our Compensation Committee, as requested by the committee Chair; and

•	working with our management and Human Resource personnel to obtain any information needed about us to provide its services.

Compensia did not provide any services to the Company’s management in 2014. The Company pays the cost for Compensia’s services. In April 2014, our Compensation Committee reviewed the independence of Compensia pursuant to the criteria set forth in Exchange Act Rule 10C-1 and the applicable listing standards of The New York Stock Exchange. Our Compensation Committee determined that the work of Compensia did not give rise to any conflict of interest.

Competitive Positioning

Our Compensation Committee’s objective of maintaining an executive compensation program that is competitive includes a balance between retaining our executive officers and maintaining a reasonable and responsible cost structure. Our Compensation Committee does not establish a specific target percentile for the target total direct compensation opportunities of our executive officers, including the named executive officers (that is, we do not engage in “benchmarking” as that term is commonly used). When setting the amount of each compensation component for our executive officers, our Compensation Committee (or the independent members of our board of directors, as applicable) considers a number of factors, the importance of any one of which may vary in any given year, including:

•	corporate and/or individual performance, as we believe this encourages our executive officers to focus on achieving our business objectives;

•	the need to motivate our executive officers to address particular business challenges that are unique within any given year;

•	the experiences and individual knowledge of the members of our Compensation Committee (or the independent members of our board of directors, as applicable) regarding compensation of similarly-situated executives at other companies (with reference to third party surveys), as we believe this approach helps us to compete in hiring and retaining the best possible talent while at the same time maintaining a reasonable and responsible cost structure;

•	internal pay parity of the compensation paid to one executive officer as compared to another, as we believe this contributes to retention and a spirit of teamwork among our executive officers;

•	the performance of each individual executive officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function, work as part of a team and reflect our core values;

•	the potential dilutive effect on our stockholders generally from equity awards granted to our executive officers;

•	common pay practices and local economic conditions in foreign countries where an executive officer may work;

•	broader economic conditions, to ensure that our pay strategies are effective yet responsible, particularly in the face of any unanticipated consequences of the broader economy on our business;

•	individual negotiations with our executive officers, particularly in connection with their initial compensation package, as these individuals may be leaving meaningful compensation opportunities at their prior employer to work for us, as well as negotiations upon their departure, as we recognize the benefit to our stockholders of smooth transitions; and

•	recommendations provided by our CEO for his direct reports.

These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for our executive officers, including the named executive officers. While no single factor above was determinative in setting pay levels for 2014, the most significant factor in setting compensation levels was our Compensation Committee’s desire to control cash expenditures and, as such, no adjustment was made to our executive officers’ base salaries.

For purposes of evaluating our executive compensation against the competitive market, our Compensation Committee uses a compensation peer group of 15 technology companies, which was developed with the assistance of Compensia. The companies composing the compensation peer group were selected on the basis of their similarity to us in size (as determined by revenue and market capitalization), business strategy, and industry. Our Compensation Committee reviews the compensation peer group in years when it requests a peer assessment of executive compensation and makes adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the peer group.

The compensation peer group for 2014 (which was the same as the compensation peer group for 2013) consisted of the following companies:

Anaren, Inc.	Comtech Communications, Inc.	GSI Group, Inc.
Aviat Networks, Inc.	Digi International, Inc.	Hutchison Technology, Inc.
Bel Fuse, Inc.	EMCORE Corporation	Integrated Silicon Solutions, Inc.
CalAmp Corporation	Entropic Communications, Inc.	Oclaro, Inc.
Calix, Inc.	Extreme Networks, Inc.	Oplink Communications, Inc.

To analyze the compensation practices of the companies in the compensation peer group, Compensia gathered data from public filings of the peer companies. This data, supplemented with broader survey data of compensation for technology companies of similar revenue size (referencing Compensia’s proprietary survey for companies with revenue of $200 million to $500 million, median $312 million, plus its national executive compensation survey), was then used by our Compensation Committee as a reference point to assess our current compensation levels in the course of its deliberations on compensation design and levels.

Compensation Components

Our executive compensation program has four primary components—base salary, an annual cash bonus opportunities, long-term incentive compensation in the form of equity awards, and post-employment compensation arrangements. We also provide our executive officers with the same health and welfare benefits that are available to all salaried employees in the country in which they reside. The following table summarizes the factors which were material to the decisions of our Compensation Committee in 2014 and the reasons such compensation component is provided.

Compensation Component	Objectives	Material Factors Considered
Base salary	• Attract and retain experienced executive officers within the affordability of business performance

•    Board members’ experience and knowledge

•    Historical negotiations and base salary levels

•    Broader market conditions

•    Compensation paid at other publicly-traded technology companies based on competitive market data

•    Ability to afford

Annual bonus opportunity

•    Retain exceptional talent

•    Motivate executive officers to achieve corporate objectives

•    Link corporate and individual performance with compensation paid

•    Provide incentives to promote our growth and create stockholder value

•    Align the financial interests of the executive officers with those of our stockholders

•    Board members’ experience and knowledge

•    Level of achievement of corporate objectives, particularly in light of broader market conditions

•    Subjective review of each executive officer’s overall individual performance

•    Internal pay equity

•    Broader market conditions

•    Balance sheet and expected future cash flows

Long-term incentive compensation

•    Retain exceptional talent

•    Motivate executive officers to achieve corporate objectives

•    Link corporate and individual performance with compensation paid

•    Provide incentives to promote our growth and create stockholder value

•    Align the financial interests of the executive officers with those of our stockholders

•    Board members’ experience and knowledge

•    Level of achievement of corporate objectives, particularly in light of broader market conditions

•    Internal pay equity

•    The potential dilutive effect on our stockholders

•    Compensation paid at other publicly-traded technology companies based on competitive market data

Compensation Component	Objectives	Material Factors Considered
Post-employment compensation

•    Retain exceptional talent

•    Motivate executive officers to achieve corporate objectives, which may in any given year include completion of a strategic transaction

•    Align the financial interests of the executive officers with those of our stockholders, that is, the completion of a desired transaction without regard to executive’s own compensation/job security

• Board members’ experience and knowledge • Internal pay equity • Historical individual negotiations with executive officers

Base Salary

At the beginning of 2014, our Compensation Committee reviewed the base salaries of our executive officers, including the named executive officers. As part of this review, our Compensation Committee considered information from Compensia regarding the expected range for annual base salary increases in 2014. After considering the competitive market data provided by Compensia, as well as the collective knowledge and experience of its members on compensating individuals in positions held by the executives at other companies, and additional factors such as volatility in our industry, our need to retain our key executive officers, and changes in the local economies in which we operate, our Compensation Committee decided to maintain the base salaries of our executive officers at their 2013 levels.

The base salaries of the named executive officers for 2014 were as follows:

Named Executive Officer	2013 Base Salary	2014 Base Salary	Percentage Increase
Mr. Jenks	$400,000	$400,000	—
Mr. Wallin	—	$285,000	—
Mr. Sitler	$265,000	$265,000	—
Dr. Cheung(1)	$340,000	$340,000	—
Dr. Yuen	$275,000	$275,000	—

(1)	Dr. Cheung’s base salary is calculated in U.S. dollars at the average exchange rate for the applicable year. Dr. Cheung’s actual base salary was paid in RMB, the legal currency of the People’s Republic of China.

The base salaries of the named executive officers paid during 2014 are set forth in the “Summary Compensation Table” below.

Annual Bonus

Each year, we seek to motivate our executive officers, including the named executive officers, to successfully execute our annual financial and operational objectives through an annual bonus opportunity. In designing these bonus opportunities, our CEO works with our Compensation Committee to develop appropriate performance measures and related target levels, which are then reviewed and approved by our board of directors. The performance measures and related payout levels are determined based on management’s business forecast both at the corporate and business unit levels, as reviewed and approved by our board of directors.

In January 2014, our management proposed an annual bonus plan for 2014 (the “2014 Variable Pay Plan”) to our Compensation Committee for its review and approval. During the first half of 2014, our Compensation Committee considered and refined the terms and conditions of the 2014 Variable Pay Plan, which was subsequently approved in May 2014. Under the 2014 Variable Pay Plan, our Compensation Committee may exercise its discretion award up to 50% of the final earned 2014 bonuses to our executive officers in the form of restricted stock unit awards.

Target Annual Cash Bonus Opportunities

In May 2014, our Compensation Committee established the target annual bonus opportunities for the named executive officers as follows:

Named Executive Officer	Target Annual Bonus Opportunity (as a percentage of base salary)	Target Annual Bonus Opportunity ($)
Mr. Jenks	75%	$300,000
Mr. Wallin	40%	$114,000
Mr. Sitler	40%	$106,000
Dr. Cheung (1)	40%	$136,000
Dr. Yuen	40%	$110,000

(1)	Dr. Cheung’s target annual bonus opportunity is calculated in U.S. dollars at the average exchange rate for the year. Dr. Cheung’s actual annual bonus payment, if any, is paid in RMB, the legal currency of the People’s Republic of China.

These target annual bonus opportunities were determined by our Compensation Committee based on its members’ collective knowledge and experiences, the recommendations of our CEO (except with respect to his own target annual bonus opportunity), and considerations for internal pay equity, that is, while our Compensation Committee generally believes compensation for the named executive officers should increase with their level of responsibility, it also recognized that achievement of the corporate objectives underlying the 2014 Variable Pay Plan would require a team effort among management, and, therefore, the target annual bonus opportunities should fall within a narrow range, with the largest percentage awarded to our CEO in light of his overall responsibility for the successful execution of our annual operating plan.

Our Compensation Committee also determined in May 2014 that it may in its discretion award up to fifty percent (50%) of the final earned 2014 bonuses to senior management and U.S. director-level employees in the form of restricted stock units. For purposes of calculating the number of restricted stock units to be awarded for any individual bonus, in March 2015 our Compensation Committee determined that it intended to make such calculation by dividing (1) the applicable bonus value (for the restricted stock unit portion of the bonus) by (2) the average closing price of our common stock over a 24-day lookback period ending on the trading day immediately prior to the grant date.

Corporate Performance Measures

Our Compensation Committee structured the 2014 Variable Pay Plan so that a pool for the payment of bonuses would be funded throughout the year based on our Compensation Committee’s assessment of overall corporate performance as measured by the following financial performance measures:

•	our U.S. non-GAAP operating income as compared to our annual operating plan; and

•	execution of six key product development programs expected to generate profitable revenue beginning in 2015 and beyond.

•	Each program has specific target customers, identified milestones and completion dates. The criteria for assessment include timely and cost-effective delivery of named products to the target performance specification and to the target development stage or product launch. Assessment to be made on timeliness, budget adherence, technical risk assessment and customer impact.

For purposes of the 2014 Variable Pay Plan, non-GAAP “operating income” was to be calculated by excluding certain items included under GAAP, including stock-based compensation expense, restructuring expenses, business acquisition-related costs and expenses including the amortization of purchased intangible assets, amortization of fair value adjustments to fixed assets and inventory, fair value adjustments to contingent consideration, escrow settlement gain, asset impairment charge and the related tax effects.

Our Compensation Committee selected these financial and operational performance measures because it believed they were the best indicators of our ability to successfully execute our annual operating plan and factors critical to improving our competitive position and increasing the value of our common stock. Our Compensation Committee believed these objectives, therefore, best aligned the financial interests of the named executive officers with those of the stockholders.

In addition, our Compensation Committee established weightings and target performance levels for each of the corporate performance measures. The measures were weighted as follows: 60% on non-GAAP operating income and 40% on research and development execution.

For the financial performance measure, our Compensation Committee established threshold and target levels contingent on our actual performance for 2014. Although expressed as a potential payment outcome, the target level for this measure was merely a non-binding guideline to be used by our Compensation Committee as one factor in determining the actual bonuses payments, if any, to be made to the named executive officers. With respect to the operational performance measure, the Compensation Committee regularly reviewed the progress of programs using criteria which included on-time, on-budget delivery of named products to the target development stage or product launch, with assessment being made on timeliness, technical risk assessment and customer impact.

In approving the 2014 Variable Pay Plan, our Compensation Committee did not assign a specific dollar payment amount to any of the performance measures or to its assessment of individual performance achievements. Instead, as in prior years our Compensation Committee intended to award actual bonus payments for 2014 based upon the subjective judgment of its members as to the appropriate bonus amounts after assessing:

•	our actual corporate performance as compared against the threshold and target levels for the financial performance measure;

•	an assessment of our actual performance as compared against the target level for the operational performance measures;

•	an evaluation of whether each named executive officer has performed his duties and responsibilities in a satisfactory manner; and

•	our overall budget (that is, the appropriate level of bonuses to pay after consideration of the broader economic conditions and our balance sheet and expected cash flows).

2014 Bonus Awards

On March 27, 2015, our Compensation Committee approved annual bonuses to our named executed officers for 2014 performance as follows:

Named Executive Officer	2014 Cash Bonus Award		2014 RSU Bonus Award (#)
Timothy S. Jenks	$159,000		28,659
Clyde R. Wallin	60,420		10,890
Dr. Raymond Cheung	74,457	(1)	13,420
Dr. Wupen Yuen	55,385		9,983
Benjamin L. Sitler	47,700		8,598

(1)	Calculated in U.S. dollars at the average exchange rate for the year. Dr. Cheung’s actual bonus was paid in Chinese RMB.

In making its decisions in March 2015 with respect to annual bonus payments earned by the named executive officers for 2014, our Compensation Committee considered our actual corporate performance results against the target levels established under the bonus plan established for the year as described above, as well as:

•	the performance review for each named executive officers conducted by our CEO (other than for himself) and our Compensation Committee’s own assessment of such individual performances;

•	our Compensation Committee’s evaluation of our CEO’s performance; and

•	our Compensation Committee’s evaluation of the propriety of the total amount of the bonus payment in light of our balance sheet, expected cash flows, and broader economic considerations, notwithstanding our actual performance results and the material role that each named executive officer played in achieving these results.

Our Compensation Committee does not apply any specific weighting or formula for these factors, but considers them as a whole. Our Compensation Committee also evaluates each named executive officer’s individual performance and his contributions to our achievement of the objectives set forth in our annual operating plan.

Long-Term Incentive Compensation

We use equity awards in the form of stock options and service-based restricted stock unit awards to ensure that our executive officers, including the named executive officers, have a continuing stake in our long-term success. We structure our long-term incentive compensation in the form of equity awards because we believe that if our executive officers own shares of our common stock with values that are significant to them, they will have an incentive to act to maximize longer-term stockholder value instead of short-term gain. We also believe that equity awards are an integral component of our efforts to attract exceptional executive officers, senior management and employees.

We believe that properly structured long-term incentive compensation arrangements work to align the long- term interests of our executive officers and stockholders by creating a strong, direct link between their compensation and stock price appreciation. Our service-based restricted stock unit awards will increase or decrease in value to the same extent as our common stock. Our

Compensation Committee recognizes that full value awards, such as restricted stock unit awards, have a greater intrinsic value to our executive officers than stock options and, therefore, may have an increased retention effect. Stock options may provide even greater motivation than full value awards to drive stockholder return, however, which is why our Compensation Committee also grants such equity awards.

In determining the size of the equity awards granted in 2014 to the named executive officers, as well as the mix of stock options and restricted stock unit awards, our Compensation Committee made its decisions based primarily on its members’ experience and knowledge, equity compensation data provided by Compensia, internal pay equity (that is, generally similar award sizes as among our executive officers, with larger awards to our CEO in light of his roles and responsibilities), our performance (that is, the progress as of the date of grant toward the achievement of the financial measures described above under the discussion of the 2014 Variable Pay Plan) and the potential dilutive effect on our stockholders. These factors were considered as a whole, without any specific weighting or formula.

In October 2014, our Compensation Committee approved the grant of the following stock options to the named executive officers:

Named Executive Officer	Stock Options (Number of Shares)	Stock Options (Grant Date Fair Value)
Mr. Jenks	75,000	$150,818
Mr. Wallin	28,800	$57,914
Mr. Sitler	28,800	$57,914
Dr. Cheung	50,000	$100,545
Dr. Yuen	40,000	$80,436

Our Compensation Committee did not grant any restricted stock unit awards to the named executive officers in 2014; however, restricted stock unit awards were granted in March 2015 as a component of 2014 bonuses.

2014 Stock Option Repricing

In November 2014, our board of directors (upon recommendation from our compensation committee) approved a tender offer to reprice eligible stock options. Each eligible holder, including each of the named executive officers, was offered the opportunity to reduce the exercise price of an Eligible Option (defined below) to the closing trading price of our common stock on the first business day following the tender offer Expiration Time (December 18, 2014) in exchange for an eligible holder’s agreement to accept a new vesting schedule. On December 18, 2014, Eligible Options to purchase 1,948,631 shares of our common stock were repriced in the Repricing Offer. Stock appreciation rights (none of which were held by executive officers) were also included in the Repricing Offer.

The new exercise price per share for each repriced Eligible Option is $3.50. Each of the repriced Eligible Options is subject to a new vesting schedule as follows: 50% of the shares subject to such repriced Eligible Option shall vest and become exercisable on January 1, 2016, and the remaining 50% shall vest and become exercisable in 12 equal monthly installments on each monthly anniversary thereafter, in each case subject to continued service with us on each applicable vesting date. However, alternative vesting applies to certain Eligible Options as follows: (1) if the expiration date of such Eligible Options is after January 30, 2016, but on or before January 1, 2017, then 50% of the shares subject to the repriced awards will vest and become exercisable on January 1, 2016, and the remaining shares will be subject to ratable monthly vesting over the remaining term ending 60 days prior to the expiration date of the repriced awards; and (2) if the expiration date of such Eligible Options is prior to January 30, 2016, then 100% of the shares subject to the repriced awards will vest and become exercisable on the 60th day prior to the expiration date.

An “Eligible Option” was an outstanding option, excluding any Performance Award (as defined below), that:

•	was held by an eligible holder;

•	had an exercise price equal to or greater than $4.00 per share; and

•	was granted under our 2010 Equity Incentive Plan, our 2004 Stock Option Plan, or our 2011

Inducement Award Plan.

A “Performance Award” is an outstanding option or stock appreciation right that:

•	was held by an eligible holder; and

•	was granted under the 2010 Plan and vests on December 12, 2019, but which fully accelerates and vests if the average closing price of our common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share (as adjusted for stock splits, recombinations and the like).

Participate in the repricing tender offer was voluntary. The participation of our named executive officers is listed below:

Named Executive Officer	Repriced Stock Options (Number of Shares)
Timothy S. Jenks	135,299
Clyde R. Wallin	75,000
Benjamin L. Sitler	65,400
Dr. Raymond Cheung	77,000
Dr. Wupen Yuen	76,200

The increases in value resulting from the repricing of the equity awards held by the named executive officers are set forth in the “2014 Summary Compensation Table” and the “2014 Grants of Plan-Based Awards Table” below.

Reasons for the Stock Option Repricing

We believe that equity awards are a critical component of our compensation philosophy, the focal point of which is to increase long-term stockholder value. We believe stock options and stock appreciation rights help us achieve this objective in several important ways: by aligning our employees’ interests with those of our stockholders, by motivating employees’ performance toward our long term success, and by encouraging our executives and employees who have received equity awards to continue their employment with us.

Despite our revenue growth and product achievements from 2012 to late 2014, our stock price declined. As of November 2014, the majority of our outstanding stock options and stock appreciation rights continued to be “underwater,” meaning the exercise price of those options and stock appreciation rights was greater than the current stock price at that time, As a result, our board of directors believed that a substantial portion of our historically granted equity awards had little or no perceived value to the employees or other service providers who held them and therefore may no longer be effective as incentives to motivate and retain these individuals. Our compensation committee and board of directors also believed that we faced higher vulnerability to voluntary employee attrition following a company reorganization in the third quarter of 2014.

Our board of directors believed that it was critical to our future success to revitalize the incentive value of our outstanding equity awards to retain and motivate employees and recreate a personal stake in our long term financial success, and thereby align their interests with those of our stockholders. Our board of directors believed that without the proper balance between the long term components of our compensation structure (i.e., equity awards) and its short term components (i.e., salary and bonus), key employees and other service providers may not be properly motivated to align their interests with those of the stockholders and work toward reward for their contributions based upon increases in stock value. Our board also recognized our competition’s ability to attract and recruit top talent and viewed it as critical that we be able to retain and motivate key employees in this way. Our board believed that it has a responsibility to address these issues and to properly incentivize our employees, including our named executive officers.

None of our independent directors were eligible to participate in the stock option repricing tender offer. Our compensation committee and board of directors (with Mr. Jenks recusing himself) believed it was appropriate to include our executive officers (including our named executive officers) in the repricing in order to provide them with the same incentives and motivations as other employees. Since many outstanding Eligible Options were fully-vested (or soon would be fully-vested) our board also believed that the amended vesting schedule to January 1, 2017 for most repriced stock options provided additional retention incentives to our employees, including our named executive officers. In particular, our compensation committee and board of directors believed it was important to include Mr. Jenks in the stock option repricing, notwithstanding the fact that one of his repriced options will expire in 2015 and could not be extended beyond its 10-year expiration. Our compensation committee and board of directors believes that Mr. Jenks continued to provide important leadership and management ability to our company, and should be provided the same opportunity as other employees to participate in the Company’s long-term growth and align his incentives to more closely reflect current market conditions. Our board and compensation committee believed that these factors were particularly important for 2015 as Mr. Jenks continues to lead important initiatives to improve the profitability of our company.

Our compensation committee and board of directors also determined that Performance Awards should not be included in the repricing tender offer. These Performance Awards were intended to provide a reward and incentive to add shareholder value by achieving a stock price equal to or greater than $15.00 per share for a period of 20 consecutive trading days. Our board and compensation committee believed that these incentives should stay in place under their existing terms, providing a continuing incentive for employees and named executive officers to build shareholder value substantially above our stock trading price at the time of the option repricing.

Health and Welfare Benefits

We provide the following benefits to our executive officers, including the named executive officers, based in the United States, on the same terms and conditions as provided to all other eligible employees:

•	health, dental, and vision insurance;

•	basic life insurance;

•	medical and dependent care flexible spending accounts;

•	short-term and long-term disability, accidental death and dismemberment insurance;

•	a Section 401(k) defined contribution plan for U.S. based employees; and

•	a nonqualified deferred compensation plan for certain of our U.S. employees including our U.S.-based executive officers, to provide them an opportunity to defer certain compensation on a pre-tax basis and accumulate tax-deferred earnings. None of our named executive officers participated in this plan in 2014 or earlier years, but Mr. Wallin began participating in January 2015.

We believe these benefits are consistent with benefits provided by other companies based on the experiences and individual knowledge of the members of our Compensation Committee regarding the compensation of similarly-situated executives at other companies and help us to attract and retain high quality executives. In addition, Dr. Cheung’s annual compensation includes RMB 62,498 ($10,143 based on an average exchange rate of RMB 6.1617 per U.S. dollar in 2014) to cover the cost of family health insurance premiums in the People’s Republic of China.

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

Post-Employment Compensation Arrangements

Each of the named executive officers is eligible to receive payments and benefits in the event of certain involuntary terminations of employment, including a termination of employment in connection with a change in control of the Company, under the terms of their respective severance agreements. These agreements (and the payments and benefits offered under each such agreement) reflect the negotiations of each of the applicable named executive officer as well as a desire to have internal parity among the named executive officers with respect to their potential severance arrangements. We consider these severance arrangements to be critical to attracting and retaining high caliber executives.

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

For these reasons, in April 2012, we entered into new or amended severance agreements with our CEO and Drs. Yuen and Cheung to modify or to provide for enhanced change in control payments and benefits. In connection with his joining the Company as our Senior Vice President and Chief Financial Officer, we entered into a severance agreement with Mr. Wallin in December 2013. We entered into an amended severance agreement with Mr. Sitler in October 2014.

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

Employee Stock Plans

Under the terms of our employee stock plans and agreements with our executive officers, including the named executive officers, the vesting of outstanding and unvested stock options and restricted stock unit awards is partially accelerated in the event of certain material corporate transactions, as well as in the event of certain involuntary terminations of employment following certain material corporate transactions.

We believe these accelerated vesting provisions are appropriate in light of the collective knowledge and experiences of the members of our Compensation Committee on compensating individuals in the positions held by our executive officers at other companies (without reference to any specific compensation peer group or any specific level of compensation), and, therefore, allow us to attract and retain high quality executive officers, and, in the case of accelerated vesting upon a change in control of the Company, the accelerated vesting allows our executive officers to focus on closing a transaction that may be in the best interest of our stockholders even though the transaction may otherwise result in a termination of their employment and, absent such accelerated vesting, a forfeiture of their unvested equity awards.

For a detailed description of our post-employment compensation arrangements with the named executive officers, see “Potential Payments Upon Termination or Change in Control” below.

Other Compensation Policies

CEO Stock Ownership Guidelines

As part of our overall corporate governance policies, and to align the interests of our CEO with the interests of our stockholders, our board of directors believes that our CEO should have a significant financial stake in the Company. Accordingly, in April 2013, our board of directors adopted a policy that our CEO should own shares of our common stock with a value equal to or exceeding his or her then-current annual base salary. Pursuant to this policy, our CEO should attain this ownership level within two years from (i) April 25, 2013, for Mr. Jenks (our current CEO) or (ii) the date of becoming our Chief Executive Officer for any successor in this position. Our board of directors may evaluate, in its discretion, whether this requirement should be waived in the case of a Chief Executive Officer, who, because of his or her personal circumstances, would incur a hardship by complying with this requirement.

As of December 31, 2014, Mr. Jenks’ beneficial ownership of shares of our common stock exceeded his annual base salary.

We encourage our executive officers, including the other named executive officers, to hold a significant equity interest in our common stock, but have not set specific ownership guidelines for these individuals.

Hedging Prohibition Policy

We have adopted a policy that prohibits our executive officers, including the named executive officers, other members of management, and the non-employee members of our board of directors from engaging in short sales, transactions in put or call options, hedging transactions, or other inherently speculative transactions with respect to our securities. We adopted this policy as a matter of good corporate governance and because, by not allowing these individuals to engage in such transactions, they are subject to the full risks of ownership of their unvested equity awards. As a result, their equity compensation is strongly correlated to stock price performance over the vesting period.

Equity Award Grant Policy

It is our policy not to purposely accelerate or delay the public release of material information in consideration of a pending equity award to allow the recipient to benefit from a more favorable stock price. Annual awards are typically considered each summer after our public release of second quarter financial results.

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

Our Compensation Committee believes that, in establishing the cash and equity incentive compensation plans and arrangements for our executive officers, the potential deductibility of the compensation payable under those plans and arrangements should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, our Compensation Committee may deem it appropriate to provide one or more executive officer with the opportunity to earn incentive compensation, whether through cash incentive awards tied to our financial performance or equity awards tied to the executive officer’s continued service, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Code.

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

“Golden Parachute” Payments

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that we, or a successor, may forfeit a deduction on the amounts subject to this additional tax. We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G or 4999 during 2014 and we have not agreed and are not otherwise obligated to provide any named executive officer with such a “gross- up” or other reimbursement.

Accounting for Stock-Based Compensation

We follow Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“ASC Topic 718”) for our stock-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and members of the board of directors, including stock options, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that an executive officer is required to render service in exchange for the stock option or other award.

Compensation committee report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No.1 to Annual Report on Form 10-K/A with management. Based on our Compensation Committee’s review of, and the discussions with management with respect to, the Compensation Discussion and Analysis, our Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment No.1 to Annual Report on Form 10-K/A and incorporated into our Annual Report on Form 10-K we filed with the SEC for the fiscal year ended December 31, 2014.

From the members of our Compensation Committee:

Lee Sen Ting, Chairman

Charles J. Abbe

Rajiv Ramaswami

Compensation risk assessment

From time to time, our board of directors and our Compensation Committee review the potential risks associated with the structure and design of our various compensation plans. In 2013, our board of directors and our Compensation Committee undertook a comprehensive review of the material compensation plans and arrangements for all employees and determined that none of our compensation policies and practices is reasonably likely to have a material adverse effect on the Company.

Overall, our board of directors believes that our compensation programs generally contain a balance of fixed and variable features, as well as complementary performance measures and reasonable goals, all of which operate to mitigate risk and reduce the likelihood of employees engaging in excessive risk-taking behavior with respect to the compensation-related aspects of their jobs. In addition, the material compensation plans and arrangements operate within the corporate governance and review structure that serves and supports our risk mitigation practices.

Summary compensation table

The following table provides information for the years ended December 31, 2014, 2013 and 2012, regarding the compensation of our principal executive officer, principal financial officer, and each of our three other most highly compensated persons serving as executive officers, or our named executive officers, for 2014.

Name and principal position	Year	Salary		Bonus(1)		Option awards(2)	Stock awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation		Total
Timothy S. Jenks	2014	$400,000		$—		$240,823	$—	$348,723	$1,500		$991,046
President and Chief Executive Officer	2013	373,333		136,000		844,520	260,130	—	1,500		1,615,483
	2012	360,000		240,000		47,051	47,616	—	1,000		695,667
Clyde R. Wallin	2014	280,615		—		117,077	—	132,512	1,500		531,704
Senior Vice President and Chief Financial Officer	2013	7,673		—		370,178	171,500	—	—		549,351
Dr. Raymond Cheung	2014	343,801	(4)	—		152,070	—	163,297	10,143	(6)	669,311
Senior Vice President and Chief Operating Officer	2013	333,983	(4)	70,000	(5)	123,760	131,950	—	10,098		669,791
	2012	307,054	(4)	118,829	(5)	32,449	32,736	—	8,556		499,624
Dr. Wupen Yuen	2014	275,000		—		131,215	—	121,472	3,493		531,180
Senior Vice President and General Manager	2013	265,000		55,000		571,510	131,950	—	2,667		1,026,127
	2012	260,000		125,000		32,449	32,736	—	2,000		452,185
Benjamin L. Sitler	2014	265,000		—		100,737	—	104,619	3,493		473,849
Senior Vice President of Global Sales	2013	253,452		48,000		546,758	113,100	—	2,667		963,977
	2012	231,424		100,000		32,449	32,736	—	2,000		398,609

(1)	The amounts in this column are performance-based cash bonuses in respect of performance for the years ended December 31, 2013 and 2012, but were actually paid in the following calendar year.
(2)	Amount reflects the aggregate grant date fair value of the awards granted, calculated in accordance with applicable accounting guidance for share based payment transactions. The valuation assumptions used in determining such amounts are described in Note 15 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015. These amounts do not reflect the actual economic value realized by the named executive officers. Option awards amounts in 2014 include repriced stock options with an incremental grant date fair value of $90,006, $59,163, $51,525, $50,779 and $42,823 for Mr. Jenks, Mr. Wallin, Dr. Cheung, Dr. Yuen and Mr. Sitler, respectively.

(3)	The amounts in this column are performance-based bonuses in respect of performance for the year ended December 31, 2014, but were actually paid/are to be paid in 2015. Bonuses consist of cash and restricted stock unit awards. See the discussion under “Compensation Discussion and Analysis—Compensation Components—Annual bonus.” The dollar amount of the portion of the performance-based bonuses paid in restricted stock unit awards was $189,723, $72,092, $88,840, $66,087 and $56,919 for Mr. Jenks, Mr. Wallin, Dr. Cheung, Dr. Yuen and Mr. Sitler, respectively. The number of shares subject to these restricted stock unit awards was determined by dividing the dollar amount of the performance-based bonus to be paid in restricted stock units divided by the average closing price of our common stock for a 24-day calendar period from March 3, 2015 through March 26, 2015.
(4)	Dr. Cheung’s salary in 2012, 2013 and 2014 was RMB 1,938,001, RMB 2,080,000 and RMB 2,118,400, respectively. Conversion to U.S. dollars is based on an average exchange rate of RMB 6.3116, RMB 6.1891 and RMB 6.1617 per U.S. dollar in 2012, 2013 and 2014, respectively.
(5)	Dr. Cheung’s bonus in 2012, 2013 and 2014 was RMB 750,000, RMB 433,237 and RMB 1,006,187, respectively. Conversion to U.S. dollars is based on an average exchange rate of RMB 6.3116 in 2012, RMB 6.1891 in 2013 and RMB 6.1617 in 2014.
(6)	Represents family health insurance premiums of RMB 62,498. Conversion to U.S. dollars is based on an average exchange rate of RMB 6.1617 per U.S. dollar in 2014.

Grants of plan-based awards

The following table provides information regarding grants of plan-based awards to each of our named executive officers during the year ended December 31, 2014.

Grants of Plan-Based Awards For Fiscal Year 2014

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Option Awards:
Name	Grant Date	Target ($)	Number of securities underlying options (#) (2)	Exercise of or base price of option awards ($ per share)(2)	Grant Date Fair value of Stock And Options Awards ($)(3)
Timothy S. Jenks	3/27/2015	$300,000	28,659	—	$189,723
	10/8/2014	—	75,000	3.30	150,818
	12/18/2014	—	135,299	3.50	90,006
Clyde R. Wallin	3/27/2015	$114,000	10,890	—	$72,092
	10/8/2014	—	28,800	3.30	57,914
	12/18/2014	—	75,000	3.50	59,163
Benjamin L. Sitler	3/27/2015	$106,000	8,598	—	$56,919
	10/8/2014	—	28,800	3.30	57,914
	12/18/2014	—	65,400	3.50	42,823
Dr. Raymond Cheung	3/27/2015	$136,000	13,420	—	$88,840
	10/8/2014	—	50,000	3.30	100,545
	12/18/2014	—	77,000	3.50	51,525
Dr. Wupen Yuen	3/27/2015	$110,000	9,983	—	$66,087
	10/8/2014	—	40,000	3.30	80,436
	12/18/2014	—	76,200	3.50	50,779

(1)	Reflects awards under our 2014 Variable Pay Plan as described under “Compensation Discussion and Analysis.” There were no thresholds or maximum amounts approved for the named executive officers.

(2)	Options granted on October 8, 2014 were granted with an exercise price equal to 100% of the fair market value on the date of grant, which was determined by reference to the closing sales price of our common stock on the New York Stock Exchange on the grant date. Options granted on December 18, 2014, were stock options repriced on that date, and the exercise price is equal to 100% of the fair market value on the date of repricing, which was determined by reference to the closing sales price of our common stock on the New York Stock Exchange on the repricing date.
(3)	In accordance with Securities and Exchange Commission rules, this column represents the aggregate grant date fair value of each equity award, calculated in accordance with applicable accounting guidance for stock-based payment transactions. For each option award, the grant date fair value is calculated using the closing price of our common stock on the grant date. Options granted on December 18, 2014, were stock options repriced on that date, and the fair value reflected is the incremental fair value attributed to the repricing of the options. The valuation assumptions used in determining such amounts are described in Note 15 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015. These amounts do not reflect the actual economic value realized by the named executive officers.

The material terms of the named executive officers’ annual compensation, including base salaries, bonus opportunities, equity awards and potential severance benefits are described in greater detail below under the section titled “Employment agreements.” The explanations of the amounts of compensation awarded in 2014, including how each individual element of compensation was determined, are set forth in the section titled “Compensation Discussion and Analysis.” As discussed in greater detail in “Compensation Discussion and Analysis,” the number of stock option awards and restricted stock units granted is determined by our board of directors based on a number of subjective factors. Typically, restricted stock units granted to our named executive officers vest over 36 months with 1/3rd of the shares vesting on each anniversary of the date of grant and stock option grants to our named executive officers vest over 48 months with 25% of the options vesting on the first anniversary of the date of grant and the remainder vesting monthly over the next 36 months, and in each case subject to continued employment (except as such vesting may be partially accelerated upon certain material corporate transactions or involuntary terminations of employment). However, RSUs granted in March 2015 as part of 2014 bonuses were fully vested upon grant. The stock option grants and the restricted stock unit grants were made under our 2010 Equity Incentive Plan. We did not pay dividends on our common stock during 2014.

Outstanding equity awards at December 31, 2014

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2014. All vesting is generally contingent upon continued employment with us, except as such vesting may be partially accelerated upon certain material corporate transactions or involuntary terminations of employment.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable(1)	Number of securities underlying unexercised options unexercisable		Option exercise price(2) ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested(8)
Timothy S. Jenks	—	43,500	(3)	3.50	9/17/2023	3,200	(4)	10,816
	—	12,883	(3)	3.50	1/26/2020	23,000	(4)	77,740
	—	13,333	(3)	3.50	12/12/2020	—		—
	—	22,958	(3)	3.50	8/1/2021	—		—
	—	6,500	(3)	3.50	9/17/2023	—		—
	—	13,042	(3)	3.50	8/1/2021	—		—
	—	4,667	(3)	3.50	12/12/2020	—		—
	—	3,916	(3)	3.50	1/26/2020	—		—
	—	9,757	(3)	3.50	5/27/2019	—		—
	—	165,000	(3)	3.50	5/15/2017	—		—
	—	1,286	(3)	3.50	5/14/2018	—		—
	—	14,500	(3)	3.50	7/30/2022	—		—
	—	8,826	(5)	3.50	7/6/2015	—		—
	—	75,000	(6)	3.30	10/7/2024	—		—
	—	100,000	(7)	5.11	12/11/2022	—		—
	22,242	—		4.25	5/27/2019	—		—
	27,757	—		4.25	11/4/2018	—		—
	23,529	—		4.25	11/4/2018	—		—
	23,529	—		4.25	05/16/2017	—		—
Clyde R. Wallin	—	58,308	(3)	3.50	12/22/2023	16,666	(4)	56,331
	—	16,692	(3)	3.50	12/22/2023	—		—
	—	28,800	(6)	3.30	10/7/2024	—		—
	—	75,000	(7)	6.86	12/22/2023	—		—

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable(1)	Number of securities underlying unexercised options unexercisable(1)		Option exercise price(2) ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested(8)
Benjamin L. Sitler	—	15,017	(3)	3.50	5/27/2019	10,000	(4)	33,800
	—	4,000	(3)	3.50	10/23/2017	2,200	(4)	7,436
	—	1,400	(3)	3.50	7/30/2017	—		—
	—	595	(3)	3.50	5/14/2018	—		—
	—	20,000	(3)	3.50	9/17/2023	—		—
	—	10,000	(3)	3.50	7/30/2022	—		—
	—	2,797	(3)	3.50	8/1/2021	—		—
	—	2,634	(3)	3.50	12/12/2020	—		—
	—	12,203	(3)	3.50	8/1/2021	—		—
	—	12,129	(3)	3.50	11/4/2018	—		—
	—	4,465	(3)	3.50	11/4/2018	—		—
	—	9,366	(3)	3.50	12/12/2020	—		—
	—	8,982	(3)	3.50	5/27/2019	—		—
	—	24,000	(3)	3.50	7/30/2017	—		—
	—	8,400	(3)	3.50	1/26/2020	—		—
	—	6,000	(3)	3.50	7/30/2017	—		—
	—	2,000	(3)	3.50	7/30/2017	—		—
	—	28,800	(6)	3.30	10/7/2024	—		—
	—	75,000	(7)	5.11	12/11/2022	—		—
Dr. Raymond Cheung	—	24,000	(3)	3.50	5/27/2019	11,666	(4)	39,431
	—	18,000	(3)	3.50	8/1/2021	2,200	(4)	7,436
	—	25,000	(3)	3.50	9/17/2023	—		—
	—	10,000	(3)	3.50	11/4/2018	—		—
	—	10,000	(3)	3.50	7/30/2022	—		—
	—	12,000	(3)	3.50	1/26/2020	—		—
	—	10,000	(3)	3.50	11/3/2018	—		—
	—	20,000	(3)	3.50	7/23/2017	—		—
	—	12,000	(3)	3.50	12/12/2020	—		—
	—	50,000	(6)	3.30	10/7/2024	—		—
	—	75,000	(7)	5.11	12/11/2022	—		—
Dr. Wupen Yuen	—	2,558	(3)	3.50	9/17/2023	2,200	(4)	7,436
	—	6,000	(3)	3.50	8/1/2021	11,666	(4)	39,431
	—	12,000	(3)	3.50	12/12/2020	—		—
	—	11,200	(3)	3.50	1/26/2020	—		—
	—	19,292	(3)	3.50	5/27/2019	—		—
	—	16,403	(3)	3.50	11/4/2018	—		—
	—	403	(3)	3.50	5/14/2018	—		—
	—	8,000	(3)	3.50	10/23/2017	—		—
	—	22,000	(3)	3.50	5/15/2017	—		—
	—	3,400	(5)	3.50	7/6/2015	—		—
	—	10,000	(3)	3.50	7/30/2022	—		—
	—	22,442	(3)	3.50	9/17/2023	—		—
	—	12,000	(3)	3.50	8/1/2021	—		—
	—	4,707	(3)	3.50	5/27/2019	—		—
	—	40,000	(6)	3.30	10/7/2024	—		—
	—	75,000	(7)	5.11	12/11/2022	—		—
	600	—		3.75	05/16/2015	—		—
	5,000	—		3.75	01/18/2015	—		—

(1)	Unless otherwise noted, shares subject to the stock option are vested in full.

(2)	Our common stock was not publicly traded prior to our initial public offering in February 2011, and the exercise price of the awards granted prior to our initial public offering was determined by our board of directors on the grant date based on its determination of the fair market value of our common stock on such grant date. The exercise price of the awards granted after our initial public offering in February 2011 was determined by reference to the closing sales price of our common stock on the grant date.
(3)	The shares subject to the stock option will vest over a two year period, with half of the shares subject to vesting on January 1, 2016, and the remainder vesting in 12 equal monthly installments thereafter.
(4)	The restricted stock units subject to the award vest over a three year period, with 1/3 of the shares subject to the award vesting annually on each anniversary of the vesting commencement date.
(5)	The shares subject to the stock option will vest on the 60th day prior to expiration.
(6)	The shares subject to the stock option will vest over a two year period, with half of the shares subject to the stock option vesting on October 8, 2015, and the remainder vesting in four equal quarterly installments thereafter.
(7)	The shares subject to the stock option will vest on the seventh anniversary of the date of grant, subject to accelerated vesting if, during the term of the option, the average closing price of our common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share (as adjusted for stock splits, recombinations and the like).
(8)	Value calculated based on the closing price of our common stock on December 31, 2014, which was the last trading day of 2014, of $3.38.

Option exercises and stock vested during fiscal 2014

The following table shows information regarding option exercises and the vesting of restricted stock held by our named executive officers during 2014.

	Stock Options		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)(1)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(2)
Timothy S. Jenks	79,999	161,142	22,700	70,597
Clyde R. Wallin	—	—	8,334	29,086
Benjamin L. Sitler	—	—	10,533	32,758
Dr. Raymond Cheung	—	—	12,034	33,455
Dr. Wupen Yuen	—	—	12,034	37,426

(1)	The value realized on vesting equals (a) the closing price per share of our common stock as reported on the New York Stock Exchange on the vesting date less the exercise price per share, multiplied by (b) the gross number of shares acquired on exercise.
(2)	The value realized on vesting equals the closing price per share of our common stock as reported on the New York Stock Exchange on the vesting date multiplied by the gross number of shares acquired on vesting.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table Stock Option Repricing

In November 2014, our board of directors approved a tender offer to reprice eligible stock options. Each eligible holder, including Named Executive Officers, was offered the opportunity to reduce the exercise price of an eligible option to the closing trading price of our common stock on the first business day following the expiration time of the tender offer (December 18, 2014) in exchange for an eligible holder’s agreement to accept a new vesting schedule. See “Compensation Discussion and Analysis” in this Amendment No.1 to Annual Report on Form 10-K/A for further information regarding our stock option repricing.

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

Effective as of April 30, 2012, we entered into an amendment to the amended and restated severance rights agreement with Mr. Jenks, which amends and restates the prior severance rights agreement with Mr. Jenks dated as of April 13, 2010. The amended and restated agreement provides that upon an Involuntary Termination of Mr. Jenks’ employment, subject to his execution of a binding release of claims, Mr. Jenks would receive the following severance benefits: (1) a lump sum severance payment equal to (A) 24 months of his base salary and (B) 100% of his target bonus for the year of termination; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 24 months following termination of employment; and (3) the vesting of all of Mr. Jenks’ outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service over the 18-month period following termination.

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

Benjamin L. Sitler. We currently have not entered into a binding employment offer letter with Mr. Sitler. Mr. Sitler’s original offer letter with us expired at the end of 2007. Mr. Sitler’s employment with us is on an at- will basis.

We entered into a severance rights agreement with Mr. Sitler on April 14, 2010. On October 8, 2014, we entered into an amended and restated severance rights agreement with Mr. Sitler. The amended and restated severance rights agreement provides for the payment of severance benefits to Mr. Sitler in the event of the termination of his employment as described below.

Involuntary termination generally. Under the amended and restated severance rights agreement, if Mr. Sitler’s employment terminates as a result of Involuntary Termination, and provided that Mr. Sitler provides a valid and effective release of all employment related claims, Mr. Sitler Mr. Sitler would receive the following severance benefits: (1) a lump sum severance payment equal to 12 months of his base salary; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 12 months following termination of employment; and (3) the vesting of all of Mr. Sitler’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service with the Company over the 18 month period following termination.

Involuntary termination following a change in control. Under the amended and restated severance rights agreement, if Mr. Sitler’s employment terminates as a result of Involuntary Termination on or within 12 months following a Change in Control, and provided that Mr. Sitler provides a valid and effective release of all employment related claims, Mr. Sitler would receive the following severance benefits: (1) a lump sum severance payment equal to (A) to 12 months of his base salary and (B) 100% of his target bonus for the year of termination; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 12 months following termination of employment; and (3) the vesting of all of Mr. Sitler’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service with the Company over the 18 month period following termination.

Dr. Raymond Cheung. On August 14, 2007, consistent with local labor laws in China, we entered into a fixed-term labor contract with Dr. Cheung which expired on June 30, 2012, and effective as of July 1, 2012, we entered into a new fixed-term labor contract with Dr. Cheung which is set to expire on June 30, 2016, unless terminated prior to such date upon any of the following: (i) Dr. Cheung reaches retirement; (ii) Dr. Cheung dies or has been pronounced dead or missing by a Chinese court; (iii) our bankruptcy; (iv) the revocation of our business license, termination of our business, or our dissolution; or (v) as required by law. Upon the ordinary course expiration of the term of employment, if Dr. Cheung is still employed by us, the labor contract will remain valid until the labor contract is renewed or until either party rescinds the employment relationship.

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

Potential payments upon termination or change in control

The section below describes the payments that we would have made to our named executive officers in connection with certain terminations of employment and/or certain corporate transactions like a Change in Control, if such events had occurred on December 31, 2014. For further information, see the section entitled “Executive Compensation—Employment agreements.”

Potential payments upon involuntary termination, not in connection with a change in control.

Timothy S. Jenks. Under the severance rights agreement in effect on December 31, 2014, upon an Involuntary Termination and subject to his execution of a binding release of claims, Mr. Jenks would have received the following severance benefits: (1) a lump sum severance payment equal to (A) 24 months of his base salary and (B) 100% of his target bonus for the year of termination; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 24 months following termination of employment; and (3) the vesting of all of Mr. Jenks’ outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would have accelerated as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

Clyde R. Wallin. Under the severance rights agreement with Mr. Wallin that was signed on January 6, 2014, if such agreement had been in effect on December 31, 2014, upon an Involuntary Termination and subject to his execution of a binding release of claims, Mr. Wallin would have received the following severance benefits: (1) a lump sum severance payment equal to 12 months of his base salary and (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 12 months following termination of employment; and (3) the vesting of all of Mr. Wallin’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would have accelerated as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

Benjamin L. Sitler. Under the amended and restated severance rights agreement in effect on December 31, 2014, upon an Involuntary Termination and subject to his execution of a binding release of claims, Mr. Sitler would have received the following severance benefits: (1) a lump sum severance payment equal to 12 months of his base salary; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 12 months following termination of employment; and (3) the vesting of all of Mr. Sitler’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service with the Company over the 18 month period following termination.

Dr. Raymond Cheung. Under the severance rights agreement in effect on December 31, 2014, upon an Involuntary Termination and subject to his execution of a binding release of claims, Dr. Cheung would have received the following severance benefits: (1) the greater of (A) a lump sum severance payment equal to 24 months of his base salary or (B) cash severance benefits payable to Dr. Cheung under applicable laws and regulations where Dr. Cheung provides services to the Company; (2) reimbursement of health insurance premiums for him and his eligible dependents for up to the first 24 months following termination of employment; and (3) the vesting of all of Dr. Cheung’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would have accelerated as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

Dr. Wupen Yuen. Under the severance rights agreement in effect on December 31, 2014, upon an Involuntary Termination and subject to his execution of a binding release of claims, Dr. Yuen would have received the following severance benefits: (1) a lump sum severance payment equal to 24 months of his base salary; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 24 months following termination of employment and (3) the vesting of all of Dr. Yuen’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would have accelerated as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

Potential payments upon a change in control, stock awards not assumed.

Pursuant to our 2004 Stock Option Plan and our 2010 Equity Incentive Plan, in the event that there had been a change in control (as defined in the 2004 Stock Option Plan and the 2010 Equity Incentive Plan in a manner that is generally consistent with the definition set forth above) on December 31, 2014, and if the surviving or acquiring corporation had elected not assume or substitute for outstanding options (or assume the repurchase rights held in respect of shares purchased under such options, as applicable), the vesting of outstanding options held by each of our named executive officers on such date would have accelerated (and the repurchase rights with respect to the shares issued upon exercise of such options would have lapsed) as to that number of shares that would otherwise have vested and become exercisable as of December 31, 2014, that is, the date that is 12 months after the date of the change in control.

Potential payments upon a change in control concurrent with an involuntary termination of employment.

Pursuant to our 2004 Stock Option Plan and our 2010 Equity Incentive Plan, in the event that there had been a change in control (as defined in the 2004 Stock Option Plan and the 2010 Equity Incentive Plan in a manner that is generally consistent with the definition set forth above) on December 31, 2014, and if the surviving or acquiring corporation had elected to assume or substitute for outstanding options (and assume the repurchase rights held in respect of shares purchased under such options, as applicable), and if the employment of any of our named executive officers would have terminated on such date as a result of an Involuntary Termination, the vesting of outstanding options would have accelerated (and the repurchase rights with respect to the shares issued upon exercise of such options would have lapsed) as to an additional number of shares equal to the number of shares that would otherwise have vested and become exercisable as of December 31, 2014, that is, the date that is 12 months after the date of the change in control.

Timothy S. Jenks. Under the severance rights agreement that was in effect on December 31, 2014, upon an Involuntary Termination of Mr. Jenks’ employment or as a result of a successor failing to assume our obligations under the severance rights agreement, in either case within 12 months following a Change in Control and subject to his execution of a binding release of claims, Mr. Jenks would receive the following severance benefits: (1) a lump sum severance payment equal to (A) 24 months of his base salary and (B) 200% of his target bonus for the year of termination; and (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 24 months following termination of employment. In addition, the vesting of all of Mr. Jenks’ outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would have accelerated in full.

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

Benjamin L. Sitler. Under the amended and restated severance rights agreement in effect on December 31, 2014, upon an Involuntary Termination of Mr. Sitler’s employment or as a result of a successor failing to assume our obligations under the severance rights agreement, in either case within 12 months following a Change in Control and subject to his execution of a binding release of claims, Mr. Sitler would have received severance benefits the following severance benefits: (1) a lump sum severance payment equal to (A) to 12 months of his base salary and (B) 100% of his target bonus for the year of termination; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 12 months following termination of employment; and (3) the vesting of all of Mr. Sitler’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) will accelerate as to the number of shares that would have vested subject to continued service with the Company over the 18 month period following termination.

Dr. Raymond Cheung. Under the severance rights agreement in effect on December 31, 2014, upon an Involuntary Termination of Dr. Cheung’s employment or as a result of a successor failing to assume our obligations under the severance rights agreement, in either case within 12 months following a Change in Control, and subject to his execution of a binding release of claims, Dr. Cheung would have received the following severance benefits: (1) a lump sum severance payment equal to (A) 24 months of his base salary and (B) 200% of his target bonus for the year of termination; (2) reimbursement of health insurance premiums for him and his eligible dependents for up to the first 24 months following termination of employment; and (3) the vesting of all of Dr. Cheung’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would have accelerated as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

Dr. Wupen Yuen. Under the severance rights agreement in effect on December 31, 2014, upon an Involuntary Termination of Dr. Yuen’s employment or as a result of a successor failing to assume our obligations under the severance rights agreement, in either case within 12 months following a Change in Control and subject to his execution of a binding release of claims, Dr. Yuen would have received the following severance benefits: (1) a lump sum severance payment equal to (A) to 24 months of his base salary and (B) 200% of his target bonus for the year of termination; (2) paid premiums for continued health insurance coverage for him and his eligible dependents for up to the first 24 months following termination of employment; and (3) the vesting of all of Dr. Yuen’s outstanding equity awards (and the rate of lapsing of any repurchase rights applicable to shares received under such awards) would have accelerated as to the number of shares that would have vested subject to continued service over the 18 month period following termination.

Potential payments upon termination or change in control

The following table shows the amounts each of our named executive officers would receive in the event of his termination and/or upon a change in control, assuming the event took place on December 31, 2014, the last business day of our most recently completed fiscal year. All severance benefits are contingent upon the individual’s execution of a general release of all claims.

Named executive officer	Termination or change in control event(1)	Salary ($)		Bonus ($)		Benefits ($)		Equity acceleration ($)(2)	Total ($)
Timothy S. Jenks	• Involuntary termination	800,000	(3)	300,000	(4)	35,860	(5)	54,186	1,190,046
	• Change in control—awards assumed and involuntary termination(9)	800,000	(3)	600,000	(6)	35,860	(5)	94,556	1,530,416
	• Change in control—awards not assumed and involuntary termination(10)	800,000	(3)	600,000	(6)	35,860	(5)	94,556	1,530,416
	• Change in control—awards not assumed and employment continues(11)	—		—		—		52,686	52,686

Clyde R. Wallin	• Involuntary termination	285,000	(7)	—		9,081	(8)	29,894	323,975
	• Change in control—awards assumed and involuntary termination(9)	285,000	(7)	114,000	(4)	9,081	(8)	29,894	437,975
	• Change in control—awards not assumed and involuntary termination(10)	285,000	(7)	114,000	(4)	9,081	(8)	29,894	437,975
	• Change in control—awards not assumed and employment continues(11)	—		—		—		29,318	29,318

Benjamin L. Sitler	• Involuntary termination	265,000	(7)	—		2,000	(8)	26,064	293,064
	• Change in control—awards assumed and involuntary termination(9)	265,000	(7)	106,000	(4)	2,000	(8)	26,064	399,064
	• Change in control—awards not assumed and involuntary termination(10)	265,000	(7)	106,000	(4)	2,000	(8)	26,064	399,064
	• Change in control—awards not assumed and employment continues(11)	—		—		—		25,488	25,488

Dr. Raymond Cheung	• Involuntary termination	687,602	(3)	—		20,286	(5)	30,152	738,040
	• Change in control—awards assumed and involuntary termination(9)	687,602	(3)	272,000	(6)	20,286	(5)	50,867	1,030,755
	• Change in control—awards not assumed and involuntary termination(10)	687,602	(3)	272,000	(6)	20,286	(5)	30,152	1,010,040
	• Change in control—awards not assumed and employment continues(11)	—		—		—		29,152	29,152

Dr. Wupen Yuen	• Involuntary termination	550,000	(3)	—		4,000	(5)	29,552	583,552
	• Change in control—awards assumed and involuntary termination(9)	550,000	(3)	220,000	(6)	4,000	(5)	29,552	803,552
	• Change in control—awards not assumed and involuntary termination(10)	550,000	(3)	220,000	(6)	4,000	(5)	29,552	803,552
	• Change in control—awards not assumed and employment continues(11)	—		—		—		28,752	28,752

(1)	No compensation is payable where there is a change in control, awards are assumed and employment continues.
(2)	The value realized is the gain that our named executive officers would receive, calculated as the difference between the closing price per share of our common stock on December 31, 2014, of $3.38, and the exercise price of the named executive officers’ unvested options or awards subject to acceleration upon or following a change in control event.
(3)	Represents 24 months base salary calculated at a rate in effect on December 31, 2014.

(4)	Represents 100% of target bonus for such named executive officer for 2014.
(5)	Represents 24 months of continued health insurance coverage for such named executive officer at the applicable benefit rate for 2014.
(6)	Represents 200% of target bonus for such named executive officer for 2014.
(7)	Represents 12 months base salary calculated at a rate in effect on December 31, 2014.
(8)	Represents 12 months of continued health insurance coverage for such named executive officer at the applicable benefit rate for 2014.
(9)	Represents benefits received by such named executive officer upon a change in control in which the surviving or acquiring entity elects to assume or substitute outstanding options or awards concurrent with an involuntary termination of employment of such named executive officer.
(10)	Represents benefits received by such named executive officer upon a change in control in which the surviving or acquiring corporation elected not to assume or substitute outstanding options or awards concurrent with an involuntary termination of employment of such named executive officer.
(11)	Represents benefits received by such named executive officer upon a change in control in which the surviving or acquiring corporation elected not to assume or substitute outstanding options or awards and such named executive officer’s employment continues.

Director Compensation

Since April 2011, we have provided the following compensation package for our non-employee directors.

Annual retainer	$36,000
Additional retainer Audit Committee chair	24,000
Additional retainer Audit Committee member	12,000
Additional retainer Compensation Committee chair	9,000
Additional retainer Compensation Committee member	6,000
Additional retainer Nominating and Corporate Governance Committee chair	9,000
Additional retainer Nominating and Corporate Governance Committee member	6,000
Additional payment for Lead Director per regular meeting	1,000
Additional payment for Technical Advisory Board per regular meeting	2,500	(1)

(1)	If meeting requires one day or more of travel, then amount paid will be $5,000.

Equity Compensation. Our non-employee director compensation policy provides that on the date of each annual stockholders’ meeting, each non-employee director will receive (A) a grant of an option to purchase that number of shares of our common stock equal to (1) $25,000 divided by (2) the fair market value of a share of our common stock on the date of such grant, which shall vest ratably over 12 months and (B) a grant of restricted stock units covering that number of shares of our common stock equal to (1) $25,000 divided by (2) the fair market value of a share of our common stock on the date of such grant, which shall vest on the 12 month anniversary of the date of grant. Each of the option grants shall have an exercise price equal to the fair market value of our common stock on the date of grant.

Director compensation table

The following table sets forth information regarding fees paid to our non-employee directors for their service on our board of directors during the year ended December 31, 2014.

	Fees earned or paid in cash	Option awards(1)	Stock awards(1)	Total
Charles J. Abbe	$60,000	$15,621	$24,999	$100,620
Dmitry Akhanov	42,000	15,621	24,999	82,620
Bandel Carano	45,000	15,621	—	60,621
Allan Kwan	48,000	15,621	24,999	88,620
Michael J. Sophie	60,000	15,621	24,999	100,620
Lee Sen Ting	45,000	15,621	24,999	85,620
Rajiv Ramaswami	39,000	15,621	24,999	79,620

(1)	Amounts reflect the grant date fair value of stock options and stock awards (restricted stock units) granted in 2014 calculated in accordance with applicable accounting guidance for share-based payment transactions. Only one stock option and only one restricted stock unit award was granted to each non-employee director in 2014. The valuation assumptions used in determining such amounts are described in Note 15 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015.

As of December 31, 2014, our non-employee directors held outstanding stock options and stock awards as follows:

Name	Stock options	Stock awards
Charles J. Abbe	28,203	7,692
Dmitry Akhanov	7,692	7,692
Bandel L. Carano	34,898	—
Allan Kwan	38,898	10,782
Rajiv Ramaswami	12,452	7,692
Michael J. Sophie	41,898	7,692
Lee Sen Ting	39,898	7,692

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Messrs. Ting, Abbe and Ramaswami. None of the members of our Compensation Committee have, at any time, been one of our officers or employees. None of our executive officers serve, or in the past year have served, as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers who serve on our board of directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plan information

The following table provides information as of December 31, 2014 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options(1) (b)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	5,220,706	$4.09	942,239	(3)
Equity compensation plans not approved by security holders(4)	334,736	3.78	359,683
Total	5,555,442		1,301,922

(1)	Consists solely of outstanding options as there is no weighted average exercise price for outstanding restricted stock units (restricted stock units may be exercised for no consideration). Our common stock was not publicly traded prior to our initial public offering in February 2011, and the exercise price of the options granted prior to our initial public offering was determined by our board of directors on the grant date based on its determination of the fair market value of our common stock on such grant date.

(2)	Consists of our 2004 Stock Option Plan, our 2010 Plan and our 2010 Employee Stock Purchase Plan.
(3)	As of the consummation of our initial public offering in February 2011, no additional options may be granted under our 2004 Stock Option Plan. However, all outstanding options continue to be governed by their existing terms. Our 2010 Plan became effective upon the consummation of our initial public offering in February 2011, and the number of shares of our common stock reserved for issuance under the 2010 Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by our board of directors. Pursuant to the evergreen provision contained therein, in January 2014 an additional 1,105,005 shares of our common stock were added to the 2010 Plan. Our 2010 Employee Stock Purchase Plan became effective upon the consummation of our initial public offering in February 2011 and the number of shares of our common stock reserved for issuance under the 2010 Employee Stock Purchase Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lesser of (a) 3.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (b) 600,000 shares of our common stock or (c) such lesser number of shares of common stock as determined by our board of directors. Pursuant to the evergreen provision contained therein, in January 2014 an additional 600,000 shares of our common stock were added to the 2010 Employee Stock Purchase Plan.
(4)	Consists solely of our 2011 Inducement Award Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2015, by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers as set forth in the Summary Compensation Table in this Amendment No.1 to Annual Report on Form 10-K/A;

•	each of our directors; and

•	all executive officers and directors as a group.

The percentage ownership information shown in the table below is based upon 32,897,357 shares of common stock outstanding as of March 31, 2015.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of shares to persons who possess sole or shared voting or investment power with respect to such shares. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options and warrants held by the respective person or group which may be exercised or converted within 60 days after March 31, 2015. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person or entity, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity.

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

	Beneficial ownership
Name and address of beneficial owner	Total shares of common stock	Percent
5% Stockholders:
Funds affiliated with Oak Investment Partners(1) 525 University Avenue, Suite 1300, Palo Alto, CA 94301	5,295,473	16.1%
Open Joint Stock Company “RUSNANO”(2) Prospect 60-letiya Oktyabrya 10a, 117036, Moscow, Russian Federation	4,972,905	15.1
Funds affiliated with Masters Capital Management, LLC(3) 3060 Peachtree Road, Suite 1425, Atlanta, GA 95134	2,000,000	6.1

	Beneficial ownership
Name and address of beneficial owner	Total shares of common stock	Percent
Funds affiliated with Draper Fisher Jurvetson(4) 2882 Sand Hill Road, Suite 150, Menlo Park, CA 94025	1,646,971	5.0
Named executive officers and directors:
Timothy S. Jenks(5)	301,574	*
Clyde R. Wallin(6)	37,892	*
Benjamin L. Sitler(6)	81,451	*
Dr. Raymond Cheung(15)	13,420	*
Dr. Wupen Yuen(7)	44,159	*
Charles J. Abbe(8)	63,841	*
Dmitry Akhanov(9)	6,410	*
Bandel L. Carano(10)	5,329,089	16.2
Allan Kwan(11)	37,616	*
Rajiv Ramaswami(14)	11,170	*
Michael J. Sophie(12)	43,706	*
Lee Sen Ting(13)	41,706	*
All executive officers and directors as a group (12 people)(16)	6,012,034	18.3%

*	Represents less than 1%.
(1)	Includes 1,622,872 shares beneficially owned by Oak Investment Partners IX, Limited Partnership (“Oak IX”); 17,291 shares beneficially owned by Oak IX Affiliates Fund, Limited Partnership (“Oak IX Affiliates”); 38,947 shares beneficially owned by Oak IX Affiliates Fund—A, Limited Partnership (“Oak IX Affiliates-A”); 3,460,256 shares beneficially owned by Oak Investment Partners X, Limited Partnership (“Oak X”); 55,552 shares beneficially owned by Oak X Affiliates Fund, Limited Partnership (“Oak X Affiliates”); and 100,555 shares beneficially owned by Oak Investment Partners XI, Limited Partnership (“Oak XI”). Each of these entities has sole voting and investment power with respect to the shares they beneficially own. Oak Associates IX, LLC is the general partner of Oak IX, Oak IX Affiliates, LLC is the general partner of each of Oak IX Affiliates and Oak IX Affiliates-A, Oak Associates X, LLC is the general partner of Oak X, Oak X Affiliates, LLC is the general partner of Oak X Affiliates, and Oak Associates XI, LLC is the general partner of Oak XI. As the general partner, these entities have shared voting and investment power over the shares held by the entity for which they are the general partner. Each of Bandel L. Carano (one of our directors), Gerald R. Gallagher, Edward F. Glassmeyer, Fredric W. Harman and Ann H. Lamont are managing members of each of the general partners described above, and are each deemed to have shared voting and investment power over the shares held by the various funds, and therefore the entire 5,295,473 shares.
(2)	Rusnano is an open joint stock company organized under the laws of the Russian Federation. The supervisory board of Rusnano has sole voting and investment power with respect to the shares beneficially owned by Rusnano. The Russian Federation owns 100% of Rusnano. Dmitry Akhanov, a member of our board of directors, is the President and Chief Executive Officer of Rusnano USA, Inc., a U.S. subsidiary of Rusnano, but he disclaims beneficial ownership of these shares.
(3)	The investing and voting power of the shares held by the funds affiliated with Masters Capital Management, LLC are held jointly by Masters Capital Management, LLC and Michael Masters.
(4)	Includes 1,567,305 shares of common stock held by Draper Fisher Jurvetson Fund VII, L.P., 42,322 shares of common stock held by Draper Associates, L.P. and 22,847 shares of common stock held by Draper Fisher Jurvetson Partners VII, LLC. Timothy C. Draper, John H.N. Fisher and Steven T. Jurvetson are Managing Directors of the general partner entities of Draper Fisher Jurvetson Fund VII, L.P. and also Managing Members of Draper Fisher Jurvetson Partners VII, LLC, that directly hold shares and as such, they may be deemed to have voting and investment power with respect to such shares. The investing and voting power of the shares held by Draper Associates, L.P. is controlled by its General Partner, Draper Associates, Inc. which is controlled by its President and majority shareholder, Timothy C. Draper. Timothy C. Draper and John H.N. Fisher are Managing Members of Draper Fisher Partners, LLC, that directly holds shares and as such, they may be deemed to have voting and investment power with respect to such shares. These individuals disclaim beneficial ownership with respect to such shares except to the extent of their pecuniary interest therein. In addition, 14,497 shares of common stock are held by individuals and trusts affiliated with Draper Fisher Jurvetson.
(5)	Includes 105,883 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2015 and 195,691 shares of common stock.
(6)	Consists solely of shares of common stock.

(7)	Includes 3,400 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2015 and 40,759 shares of common stock.
(8)	Includes 20,751 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2015 and 43,090 shares of common stock.
(9)	Consists solely of shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2015. Although Mr. Akhanov is the President and Chief Executive Officer of Rusnano USA, Inc., a U.S. subsidiary of Rusnano, he has no voting or dispositive power over any shares held by Rusnano.
(10)	Includes the shares of common stock detailed in Note (1) above held by the fund entities affiliated with Oak Investment Partners. Also includes 33,616 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2015.
(11)	Consists solely of shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2015. Although Mr. Kwan is a venture partner of Oak Investment Partners, he has no voting or dispositive power over any of our shares held by the fund entities affiliated with Oak Investment Partners.
(12)	Includes 40,616 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2015 and 3,090 shares of common stock.
(13)	Includes 38,616 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2015 and 3,090 shares of common stock.
(14)	Consists solely of shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2015
(15)	Consists solely of shares of common stock issuable upon the release of restricted stock units vested as of March 31, 2015.
(16)	Includes 311,498 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related party transactions

The following is a summary of transactions since January 1, 2014, to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described where required under the “Executive Compensation” and “Management—Director Compensation” sections of this Amendment No1. to Annual Report on Form 10-K/A.

Agreements with Rusnano

In April 2012, we entered into a share purchase agreement with Rusnano, pursuant to which we agreed to sell and issue an aggregate of 4,972,905 shares of common stock at a purchase price of $8.00 per share for aggregate gross proceeds of approximately $39,783,240. Immediately after the closing of such transaction, Rusnano owned approximately 16.7% of our issued and outstanding common stock. See “Security Ownership of Certain Beneficial Owners and Management” for additional information about Rusnano.

In connection with the foregoing transaction, we entered into a rights agreement with Rusnano pursuant to which we agreed to, among other matters: (i) file one or more registration statements covering the resale of shares of our common stock held by Rusnano prior to the expiration of a lock-up agreement between us and Rusnano, (ii) grant piggyback registration rights to Rusnano for shares of our common stock held by Rusnano following the expiration of the lock-up agreement in the event we propose to register shares in an underwritten offering, (iii) grant Rusnano the right to designate one nominee for our board of directors, (iv) grant Rusnano a right of first offer to purchase its pro rata share of all equity securities (subject to an exclusion for shares issued in a public offering and other customary exceptions set forth therein) that we may propose to sell and issue after the date of the rights agreement, and (v) make a $30.0 million investment towards our Russian operations (the “investment commitment”). The rights agreement also provided that, in the event we failed to satisfy the investment commitment by July 31, 2014 (subject to extension to March 31, 2015, as set forth therein), we will pay Rusnano a cash amount equal to $5.0 million. In July 2014, we extended our then-current investment commitment milestone to March 31, 2015. In March 2015, we further extended our investment commitment milestone to June 30, 2015. If we fail to meet the investment commitment by such date, we may be required to pay a $5.0 million penalty as the sole and exclusive remedy for damages and monetary relief available to Rusnano for failure to meet the Investment Commitment.

We also entered into a Commitment to File Registration Statement and Related Waiver of Registration Rights with Rusnano on December 18, 2014, whereby Rusnano waived certain registration rights in connection with a potential offering by us of shares of our common stock, and we committed to file with the SEC a resale registration statement on Form S-1 covering the resale of all shares of our common stock held by Rusnano. We filed such resale registration statement on April 6, 2015. Rusnano also waived its demand registration rights under the original rights agreement and agreed to enter into a lock up agreement with us whereby it would agree not to sell any shares of our common stock, or engage in certain other transactions relating to our securities, for a period of 60 days from the filing date of the resale registration statement. Rusnano signed such lock up agreement with us on April 2, 2015.

Indemnification of officers and directors

Our certificate of incorporation includes a provision that eliminates, to the fullest extent permitted by law, the personal liability of a director for monetary damages resulting from breach of his fiduciary duty as a director.

Our bylaws provide that:

•	we are required to indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law, subject to very limited exceptions;

•	we may indemnify our other employees and agents as provided in indemnification contracts entered into between us and our employees and agents;

•	we are required to advance expenses, as incurred, to our directors and officers in connection with a legal proceeding to the fullest extent permitted by the Delaware General Corporation Law, subject to very limited exceptions; and

•	the rights conferred in the bylaws are not exclusive.

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

Director independence

Our common stock is listed on the New York Stock Exchange. Under the rules of the New York Stock Exchange, independent directors must compose a majority of a listed company’s board of directors within a specified period following that company’s listing date in conjunction with its initial public offering. In addition, the rules of the New York Stock Exchange require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934. Under the rules of the New York Stock Exchange, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Principal accountant fees and services

The following table presents fees for services provided by Deloitte & Touche LLP, our independent registered public accounting firm for fiscal 2013 and 2014, for the years ended December 31, 2013 and 2014. All fees described below were approved by the Audit Committee.

Accountant	Year	Audit Fees(1)	Audit- Related Fees		Tax Fees		All Other Fees	Total Fees
Deloitte & Touche LLP	2013	$450,550	$37,709	(2)	$160,835	(3)	$—	$649,094
	2014	$4,667,876	$196,721	(2)	$48,585	(3)	$2,000	$4,915,182

(1)	“Audit Fees” consist of fees for professional services provided in connection with the audit of our financial statements, our internal control over financial reporting and the review of our quarterly financial statements. Audit Fees for 2014 included $2,635,163 incurred in connection with the restatement of our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013.
(2)	“Audit-Related Fees” consists of assurance and related services reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Audit-related fees for 2013 pertained to the acquisition of the semiconductor optical business unit of Lapis Semiconductor Co., Ltd. Audit-related fees for 2014 pertained to our tender offer to reprice certain outstanding stock options and stock appreciation rights, the acquisition of the tunable laser product lines from EMCORE Corporation and the registration statement with the SEC in connection with a potential offering of shares of our common stock.
(3)	“Tax Fees” consists of fees for tax compliance services.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

By:	/S/ TIMOTHY S. JENKS
Timothy S. Jenks President, Chief Executive Officer and Chairman of the Board of Directors

April 29, 2015

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Timothy S. Jenks	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 29, 2015

* Clyde Raymond Wallin	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2015

* Charles J. Abbe	Director	April 29, 2015

* Dmitry Akhanov	Director	April 29, 2015

* Bandel L. Carano	Director	April 29, 2015

* Allan Kwan	Director	April 29, 2015

* Rajiv Ramaswami	Director	April 29, 2015

* Michael J. Sophie	Director	April 29, 2015

* Lee Sen Ting	Director	April 29, 2015

*By	/s/ Timothy S. Jenks
Timothy S. Jenks
Attorney-in-fact

EXHIBIT INDEX TO AMENDMENT NO.1 TO ANNUAL REPORT ON FORM 10-K/A

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X