Form 10-Q
period 2015-03-31
NEOPHOTONICS CORP
filed 2015-05-11
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 32,900,509 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(In thousands, except per share data)	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$62,002	$43,035
Short-term investments	8,296	—
Restricted cash and investments	4,006	5,504
Accounts receivable, net of allowance for doubtful accounts	85,803	77,597
Inventories, net	64,729	57,347
Prepaid expenses and other current assets	14,088	15,540
Total current assets	238,924	199,023
Property, plant and equipment, net	61,853	57,657
Restricted cash and investments, non-current	—	15,750
Purchased intangible assets, net	13,787	10,263
Goodwill	1,141	—
Other long-term assets	2,145	3,591
Total assets	$317,850	$286,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,664	$48,949
Notes payable and short-term borrowing	22,921	22,771
Current portion of long-term debt	16,138	2,445
Accrued and other current liabilities	23,927	22,728
Total current liabilities	118,650	96,893
Long-term debt, net of current portion	27,115	20,891
Deferred income tax liabilities	1,823	1,818
Other noncurrent liabilities	7,627	7,226
Total liabilities	155,215	126,828
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0025 par value
At March 31, 2015 and December 31, 2014: 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value
At March 31, 2015: 100,000 shares authorized, 32,897 shares issued and outstanding;
At December 31, 2014: 100,000 shares authorized, 32,752 shares issued and outstanding	82	82
Additional paid-in capital	458,583	456,189
Accumulated other comprehensive income	6,011	5,326
Accumulated deficit	(302,041)	(302,141)
Total stockholders’ equity	162,635	159,456
Total liabilities and stockholders’ equity	$317,850	$286,284

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2015	2014
Revenue	$81,384	$68,168
Cost of goods sold	57,331	54,368
Gross profit	24,053	13,800
Operating expenses:
Research and development	10,482	12,056
Sales and marketing	3,744	3,411
General and administrative	8,196	8,987
Amortization of purchased intangible assets	449	379
Acquisition-related transaction costs	140	—
Restructuring charges	6	—
Total operating expenses	23,017	24,833
Income (loss) from operations	1,036	(11,033)
Interest income	30	65
Interest expense	(506)	(251)
Other expense, net	(46)	(607)
Total interest and other expense, net	(522)	(793)
Income (loss) before income taxes	514	(11,826)
Income tax provision	(414)	(762)
Net income (loss)	$100	$(12,588)
Net income (loss) per share:
Basic	$—	$(0.40)
Diluted	$—	$(0.40)
Weighted average shares used in computing per share amounts:
Basic	32,780	31,610
Diluted	33,031	31,610

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
(In thousands)	2015	2014
Net income (loss)	$100	$(12,588)
Foreign currency translation adjustments, net of tax of zero	688	(1,599)
Defined benefit pension plans adjustment, net of tax of zero and $73, respectively	—	118
Unrealized (loss) gain on investments, net of tax of zero	(3)	3
Comprehensive income (loss)	$785	$(14,066)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities
Net income (loss)	$100	$(12,588)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,306	5,528
Stock-based compensation expense	2,056	1,901
Deferred taxes	3	76
Investment and debt related amortization	28	56
(Gain) loss on disposal of property and equipment	(118)	15
Adjustment to fair value of penalty payment derivative	—	186
Allowance for doubtful accounts	51	(84)
Write-down of inventories	1,317	567
Other, net	288	(333)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,228	(6,643)
Inventories	(6,883)	(4,413)
Prepaid expenses and other assets	2,041	(2,512)
Accounts payable	(624)	9,168
Accrued and other liabilities	2,032	1,719
Acquisition related transaction costs	(379)	—
Net cash provided by (used in) operating activities	7,446	(7,357)
Cash flows from investing activities
Purchase of property, plant and equipment	(2,160)	(2,070)
Proceeds from sale of property, plant and equipment	103	—
Purchase of marketable securities	—	(5,072)
Proceeds from sale of marketable securities	—	9,644
Proceeds from maturity of securities	—	5,007
Decrease (increase) in restricted cash	8,968	(879)
Acquisition, net of notes payable	—	—
Net cash provided by investing activities	6,911	6,630
Cash flows from financing activities
Proceeds from exercise of stock options	20	303
Tax withholding on restricted stock units	(185)	(80)
Payments of deferred offering costs	(233)	—
Proceeds from bank loans	12,134	—
Repayment of bank and acquisition-related loans	(7,695)	(5,157)
Proceeds from issuance of notes payable	5,575	6,178
Repayment of notes payable	(5,478)	(4,448)
Net cash provided by (used in) financing activities	4,138	(3,204)
Effect of exchange rates on cash and cash equivalents	472	(114)
Net increase (decrease) in cash and cash equivalents	18,967	(4,045)
Cash and cash equivalents at the beginning of the period	43,035	57,101
Cash and cash equivalents at the end of the period	$62,002	$53,056
Supplemental disclosure of noncash investing and financing activities:
Issuance of notes to the seller of acquired business	$15,482	$—
Modification of bank loan	$15,786	$—
Transfer of restricted investments to short-term investments	$8,296	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of presentation and significant accounting policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors.  For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S., China and world economies, the highly cyclical nature of the industries the Company serves; the loss of any of a small number of its larger customers; ability to obtain additional financing; inability to meet certain debt covenants; failure to successfully integrate completed acquisitions; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.

Concentration

In the three months ended March 31, 2015, Huawei Technologies and their affiliate HiSilicon Technologies (“Huawei”) and Ciena Corporation (“Ciena”) accounted for 40% and 23% of the Company’s total revenue, respectively, and the Company’s top ten customers represented 90% of its total revenue. In the three months ended March 31, 2014, Huawei, Ciena and Alcatel-Lucent SA each accounted for 35%, 14% and 13% of the Company’s total revenue, respectively, and the top ten customers represented 88% of its total revenue.

As of March 31, 2015, two customers accounted for 44% and 16% of the Company’s total accounts receivable. As of December 31, 2014, two customers accounted for 45% and 10% of the Company’s total accounts receivable.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Significant estimates made by management include: the useful lives of property, plant and equipment and intangible assets as well as future cash flows to be generated by those assets; fair values of identifiable assets acquired and liabilities assumed in business combinations; allowances for doubtful accounts; valuation allowances for deferred tax assets; valuation of excess and obsolete inventories; warranty reserves; and recognition of stock-based compensation, among others. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2015, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2014.

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company’s annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”), which eliminates from U.S. GAAP the concept of extraordinary items. The guidance eliminates the separate presentation of extraordinary items on the income statement, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or occurring infrequently. The new standard may be applied prospectively or retrospectively and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (“ASU 2014-16”). ASU 2014-16 requires entities to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances. This ASU is effective for the Company’s annual and interim reporting periods after December 31, 2015, with early adoption permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. In April 2015, the FASB issued a proposed ASU to defer for one year the effective date of the ASU 2014-09 to annual and interim periods beginning after December 15, 2017 and permits entities to early adopt the standard as of ASU 2014-09’s original effective date. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. The Company’s adoption of this guidance on January 1, 2015 did not impact its consolidated financial statements.

Note 2. Net income (loss) per share

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Numerator:
Net income (loss)	$100	$(12,588)
Denominator:
Weighted average shares used in computing per share amount:
Basic	32,780	31,610
Dilutive effect of employee stock awards	251	—
Diluted	33,031	31,610

Net income (loss) per share – Basic and Diluted	$—	$(0.40)

The Company has excluded the impact of following outstanding employee stock options, restricted stock units, common stock warrants and shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share as their effect would have been antidilutive (in thousands):

	March 31,
	2015	2014
Employee stock options	4,930	3,952
Restricted stock units	400	1,134
Employee stock purchase plan	—	469
Common stock warrants	—	4
	5,330	5,559

Note 3. Cash, cash equivalents, short-term investments and restricted cash and investments

The following table summarizes the Company’s cash, cash equivalents, short-term investments, and restricted cash and investments at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$54,553	$43,035
Cash equivalents	7,449	—
Cash and cash equivalents	$62,002	$43,035
Short-term investments	$8,296	$—
Restricted cash and investments:
Restricted cash and investments, current	$4,006	$5,504
Restricted cash and investments, non-current	—	15,750
Total restricted cash and investments	$4,006	$21,254

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents, short-term investments and restricted investments in marketable securities designated as available-for-sale (in thousands):

	As of March 31, 2015				As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$—	$—	$—	$—	$—	$—	$—	$—
Time deposits	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—
Short-term investments and restricted investments
Money market funds	$4,585	$—	$—	$4,585	$4,587	$—	$—	$4,587
Corporate bonds	2,008	3	—	2,011	2,004	6	—	2,010
Variable rate demand notes	1,700	—	—	1,700	1,700	—	—	1,700
Total short-term investments and restricted investments	$8,293	$3	$—	$8,296	$8,291	$6	$—	$8,297
Reported within:
Short-term investments	$8,293	$3	$—	$8,296	$—	$—	$—	$—
Restricted cash and investments, non-current	—	—	—	—	8,291	6	$—	$8,297
Total	$8,293	$3	$—	$8,296	$8,291	$6	$—	$8,297

As of March 31, 2015 and December 31, 2014, maturities of marketable securities were as follows (in thousands):

	March 31, 2015	December 31, 2014
Less than 1 year	$6,596	$6,597
Due in 1 to 2 years	—	—
Due in 2 to 5 years	—	—
Due after 5 years	1,700	1,700
Total	$8,296	$8,297

The Company may sell its investments in the future to fund future operating needs. As a result, the Company recorded all its marketable securities in short-term investments as of March 31, 2015 and December 31, 2014, regardless of the contractual maturity date of the securities. Variable rate demand notes (“VRDNs”) are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as short-term investments, the put option allows the VRDNs to be liquidated at par on a seven-day settlement basis.

Realized gains and losses on the sale of marketable securities during the three months ended March 31, 2015 and 2014 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three months ended March 31, 2015 or 2014. As of March 31, 2015, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 4.  Fair value measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2015					As of December 31, 2014
	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3	Total
Short-term investments and restricted investments:
Money market funds	$4,585	$—		$—	$4,585	$4,587	$—	$—	$4,587
Corporate bonds	—	2,011		—	2,011	—	2,010	—	2,010
Variable rate demand notes	—	1,700		—	1,700	—	1,700	—	1,700
Total	$4,585	$3,711	$		$8,296	$4,587	$3,710	$—	$8,297
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$450	$—		$—	$450	$424	$—	$—	$424

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees.  The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan.  A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at March 31, 2015.  The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014.

The following table presents the Company's liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2015				As of December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Penalty payment derivative (Note 10)	$—	$—	$530	$530	$—	$—	$530	$530

There were no transfers between levels of the fair value hierarchy during the periods presented.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2015 or December 31, 2014.

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

The fair value of the Company’s variable rate bank borrowings was not materially different than its carrying value as of March 31, 2015 and December 31, 2014 as the interest rates approximated rates available to the Company and the fair value of the Company’s acquisition-related debt approximated its carrying value.

Note 5. Business combination

On January 2, 2015, the Company closed an acquisition of the tunable laser product lines of EMCORE Corporation (“EMCORE”) for an original purchase price of $17.5 million. Consideration for the transaction consisted of $1.5 million in cash and a promissory note (the “EMCORE Note”) of approximately $16.0 million, which was subject to certain adjustments for inventory, net accounts receivable and pre-closing revenues, and was subsequently adjusted to $15.5 million in connection with a True-Up Confirmation Agreement (the “True-Up Agreement”) executed by and between the Company and EMCORE on April 16, 2015 (see Note 14). The adjusted purchase price for the acquisition was approximately $17.0 million.

The Company accounted for this acquisition as a business combination. With this acquisition, the Company aims to strengthen its narrow line width tunable laser product portfolio.

In connection with the acquisition, the Company incurred approximately $0.8 million in total acquisition-related costs related to legal, accounting and other professional services. The acquisition costs were expensed as incurred and included in operating expenses in the Company’s condensed consolidated statement of operations.

The Company allocated the purchase price of this acquisition to tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of the close of the acquisition. These estimates were determined through established and generally accepted valuation techniques. The Company recorded $1.1 million in goodwill, which represented the excess of the purchase price over the aggregate net estimated fair values of the assets acquired and liabilities assumed in the acquisition.

The following table summarizes the allocation of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments (in thousands):

Total purchase consideration:
Cash paid	$1,500
Notes payable	15,482
16,982
Fair value of assets acquired:
Accounts receivable, net of allowance for doubtful accounts of $836	$9,433
Inventories, net of inventory reserves of $616	1,582
Prepaid expenses and other current assets	654
Property, plant and equipment	6,917
Intangible assets acquired:
Developed technology	4,100
Customer relationships	700
$23,386
Less: fair value of liabilities assumed:
Accounts payable	$(7,427)
Accrued liabilities	(118)
$(7,545)
Goodwill	$1,141

Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The following table presents details of the purchase price allocated to the acquired intangible assets at the acquisition date:

	Useful Life	Purchased intangible assets
	(In years)	(In thousands)
Developed technology	7	$4,100
Customer relationships	2	700
Total purchased intangible assets		$4,800

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation and the assets and liabilities for the three months ended March 31, 2015 and 2014 as though the companies had been combined as of the beginning of the period presented. The pro forma financial information consists of the adjustments of $0.1 million of transaction costs, and an immaterial amount of employee expense. Incremental intangible amortization, inventory and depreciation adjustments and transaction costs were also added to the 2014 period. There were no sales between EMCORE and the Company in the three months ended March 31, 2015 and 2014.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue	$81,384	$77,705
Net income (loss)	$191	$(15,064)
Basic and diluted net income (loss) per share	$0.01	$(0.48)

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented, nor does it intend to be a projection of future results.

Note 6. Balance sheet components

Restricted cash and investments

Restricted cash and investments consist of the following (See Note 8) (in thousands):

	March 31, 2015	December 31, 2014
Restricted in connection with notes payable	$4,006	$3,754
Restricted in connection with Comerica Bank term loan	—	17,500
Total restricted cash and investments	$4,006	$21,254
Reported as:
Restricted cash and investments	$4,006	$5,504
Restricted cash and investments, non-current	—	15,750
Total restricted cash and investments	$4,006	$21,254

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Accounts receivable	$81,347	$69,839
Trade notes receivable	5,587	7,999
Allowance for doubtful accounts	(1,131)	(241)
	$85,803	$77,597

Inventories

Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$27,152	$23,804
Work in process	15,576	13,600
Finished goods (1)	22,001	19,943
	$64,729	$57,347
(1)	Finished goods inventory at customers’ vendor managed inventory locations was $8.3 million and $6.4 million as of March 31, 2015 and December 31, 2014, respectively.

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$38,181	$(29,295)	$8,886	$34,023	$(28,402)	$5,621
Customer relationships	15,456	(11,644)	3,812	14,725	(11,176)	3,549
Leasehold interest	1,391	(302)	1,089	1,386	(293)	1,093
Noncompete agreements	862	(862)	—	862	(862)	—
	$55,890	$(42,103)	$13,787	$50,996	$(40,733)	$10,263

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

	Three Months Ended March 31,
	2015	2014
Cost of goods sold	$839	$714
Operating expenses	449	379
Total	$1,288	$1,093

The estimated future amortization expense of purchased intangible assets as of March 31, 2015, is as follows (in thousands):

2015 (remaining nine months)	$3,862
2016	4,465
2017	1,328
2018	1,151
2019	795
Thereafter	2,186
$13,787

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Employee-related	$16,216	$13,635
Accrued warranty	1,647	1,751
Penalty payment derivative	530	530
Deferred income tax liabilities	181	181
Other	5,353	6,631
	$23,927	$22,728

Warranty Accrual

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$1,751	$1,737
Warranty accruals	68	289
Settlements and adjustments	(172)	(357)
Ending balance	$1,647	$1,669

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Pension and other employee-related	$5,407	$5,355
Other	2,220	1,871
	$7,627	$7,226

Note 7. Restructuring

In 2014, the Company initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus on its strategy execution, optimize its structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions primarily in the U.S. and in China. Restructuring charges recorded in the three months ended March 31, 2015 was immaterial and was included within operating expenses. The remaining restructuring liability is expected to be paid through October 2015.

The following table summarizes activity associated with restructuring obligations during the three months ended March 31, 2015 (in thousands):

	Workforce Reduction	Facilities	Contract Termination	Total
Restructuring obligations, December 31, 2014	$54	$100	$—	$154
Restructuring costs incurred	6	—	—	6
Cash payments	(60)	(30)	—	(90)
Non-cash settlements and other	—	—	—	—
Restructuring obligations, March 31, 2015	$—	$70	$—	$70

Note 8. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s notes payable and long-term debt (in thousands, except percentages):

	March 31, 2015		December 31, 2014
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate
Notes payable	$12,921	—	$12,771	—
Short-term borrowing	10,000	3.18%	10,000	3.18%
Total notes payable and short-term borrowing	$22,921		$22,771
Long-term debt, current and non-current:
Bank borrowings-Comerica Bank	$15,787	2.92%	$17,500	3.16%
Bank borrowings-Mitsubishi Bank	12,469	1.53%	—	—
Acquisition-related	15,482	5.0%	5,836	1.50%
Total long-term debt, current and non-current	43,738		23,336
Unaccreted discount within current portion of long-term debt	(180)		—
Unaccreted discount within long-term debt, net of current portion	(305)		—
Total long-term debt, net of unaccreted discount	$43,253		$23,336
Reported as:
Current portion of long-term debt	$16,138		$2,445
Long-term debt, net of current portion	27,115		20,891
Total long-term debt, net of unaccreted discount	$43,253		$23,336

Notes payable

The Company regularly issues notes payable to its suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facility and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled.

At March 31, 2015, the Company’s subsidiary in China had a short-term line of credit facility with a banking institution which expires in June 2015.  Under the agreement, RMB 160.0 million ($26.1 million) can be used for bank acceptance drafts (with a 25% to 30% compensating balance requirement) and up to RMB 120.0 million ($19.6 million) can be used for short-term loans, which will bear interest at varying rates.  In September 2014, the Company’s China subsidiary renewed its second short-term line of credit facility with a banking institution, under which RMB 150.0 million ($24.5 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement) or short-term loans. This line of credit facility expires in September 2015. As of March 31, 2015, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, under these line of credit facilities, had an outstanding balance of $12.9 million.

As of March 31, 2015 and December 31, 2014, compensating balances relating to these bank acceptance drafts issued to suppliers and the Company’s subsidiaries totaled $4.0 million and $3.8 million, respectively. Compensating balances are classified as restricted cash and investments on the Company’s condensed consolidated balance sheets.

Short-term borrowing

In October 2014, the Company’s subsidiary in China entered into a short-term advance financing agreement, under one of its line of credit facilities, to borrow $5.0 million against export sales to its parent company. This financing agreement bears interest at 4.02% per annum. Interest and the principal are due in April 2015. As of March 31, 2015, the outstanding principal balance was $5.0 million.

In November 2014, the Company’s subsidiary in China entered into a second short-term advance financing agreement, under one of its line of credit facilities, to borrow $5.0 million against export sales to its parent company. This financing agreement bears interest at 2.33% per annum and service fees at 1.00% per annum. Interest, service fees and the principal are due in May 2015. As of March 31, 2015, the outstanding principal balance was $5.0 million.

Acquisition-related

In connection with the acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company was obligated to pay 1,050 million Japanese Yen (“JPY”) in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by NeoPhotonics Semiconductor, of which 700 million JPY ($5.8 million) was outstanding as of December 31, 2014. The obligation bore interest at 1.5% per year, payable annually, and was secured by the acquired real estate property. This loan was repaid in full in February 2015.

As part of the purchase consideration to acquire the tunable laser products of EMCORE in January 2015 (See Note 5), the Company issued the EMCORE Note, as amended, of $15.5 million, which had a maturity of two years from the closing of the transaction and an interest rate of 5% per annum for the first year and 13% per annum for the second year. The interest was payable semi-annually in cash. In addition, the EMCORE Note was subject to prepayment under certain circumstances and was secured by certain of the assets to be sold pursuant to the asset purchase agreement with EMCORE. The EMCORE Note was subordinated to the Company’s existing bank debt in the U.S . The EMCORE Note was repaid in full in April 2015 and, therefore, was classified within the current portion of long-term debt.

Bank borrowings

The Company has a credit agreement with Comerica Bank as lead bank in the U.S., which has been amended several times. In January 2015, the Company executed an amendment to its credit agreement with Comerica Bank to refinance the then-outstanding Comerica term loan. Under the Credit Amendment, the $20.0 million revolving credit facility was replaced with a $25.0 million senior secured revolving credit line with the maturity date on November 2, 2016.  In March 2015, the senior secured revolving credit line was further amended to increase the borrowing capacity from $25.0 million to $30.0 million. Borrowings under the amended revolving credit facility bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%.  The Credit Amendment also modified the EBITDA and liquidity covenants and eliminated the need to maintain compensating balances (restricted cash). The credit agreement also restricts the Company’s ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of the Company’s U.S. assets, other than intellectual property assets. The Company also repaid the remaining Comerica term loan balance and borrowed $15.8 million under the amended revolving credit facility.

The components of the credit facilities are as follows:

●

A $30.0 million revolving credit facility under which there was $15.8 million outstanding at March 31, 2015 and no outstanding borrowing as of December 31, 2014, subject to covenant requirements. Amounts borrowed, if any, are due on or before November 2, 2016 and bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of March 31, 2015 the rate on the LIBOR option was 2.92%.

●

Under the term loan facility, $17.5 million was outstanding at December 31, 2014 which was repaid in full in January 2015. Prior to the repayment, borrowings under the term loan bore interest at an interest rate option of a base rate as defined in the agreement plus 2.0% or LIBOR plus 3.0%.

The Company’s original credit agreement with Comerica Bank required the maintenance of specified financial covenants, including a debt to EBITDA ratio and liquidity ratios. The Company was not in compliance with the debt to EBITDA covenant at March 31, 2014, which noncompliance was effectively waived in the amendment described below. During 2014, the Company executed an amendment to the credit agreement that waived the testing of certain covenants for compliance, provided that the Company maintained compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank had sole access.  The Company’s amended credit agreement with Comerica executed in January 2015 eliminated the compensating balance requirement and modified the financial covenants, including the maintenance of a modified EBITDA and certain liquidity covenants. As of March 31, 2015 and December 31, 2014, the amount of the Company’s cash and investments in its compensating balance accounts for the term loan facility with Comerica Bank was zero and $17.5 million, respectively, which was classified as current and non-current restricted cash and investments on the Company’s condensed consolidated balance sheet (see Note 6).

On February 25, 2015, the Company entered into certain loan agreements and related special agreements (collectively, the “Loan Arrangements”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500 million JPY ($4.2 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($8.4 million) (the “Term Loan B” and together with the Term Loan A, the “Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by our Japanese subsidiary. The full amount of each of the Mitsubishi Bank Loans was drawn on the closing date of February 25, 2015. Interest on the Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.3 million).

The Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Mitsubishi Bank Loans also include customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, restraint on business, dissolution, bankruptcy, attachment and misrepresentations. In March 2015, the Company used a portion of the proceeds of the Mitsubishi Bank Loans to repay the then-outstanding loan related to the acquisition of NeoPhotonics Semiconductor, which had an outstanding principal and interest amount of approximately 710 million JPY ($6.0 million) and the remainder will be used for general working capital.

At March 31, 2015, maturities of long-term debt were as follows (in thousands):

2015 (remaining nine months)	$16,109
2016	16,623
2017	836
2018	5,015
2019	836
Thereafter	4,319
$43,738

Note 9. Japan pension plans

In connection with its acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company assumed responsibility for two defined benefit plans that provide retirement benefits to its NeoPhotonics Semiconductor employees in Japan: the Retirement Allowance Plan (“RAP”) and the Defined Benefit Corporate Pension Plan (“DBCPP”). The RAP is an unfunded plan administered by the Company.  Effective February 28, 2014, the DBCPP was converted to a defined contribution plan (“DCP”).  In May 2014, the semiconductor Optical Components Business Unit of LAPIS Semiconductor Co., Ltd. (“LAPIS”), a wholly-owned subsidiary of Rohm Co., Ltd. of Japan, transferred approximately $2.0 million into the newly formed DCP which was the allowable amount that can be transferred according to the Japanese regulations. LAPIS also paid the Company approximately $0.3 million in connection with the conversion of the plan. Additionally, the Company transferred the net unfunded projected benefit obligation amount from the DBCPP to the RAP and froze the RAP benefit at the February 28, 2014 amount.

As a result of these changes to the DBCPP and the RAP, the Company recorded a curtailment gain of $0.1 million in the quarter ended March 31, 2014. The pension liability at March 31, 2015 and December 31, 2014 was $5.1 million and is recorded in accrued and other current liabilities and in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

The Company contributed $15,000 to the DBCPP from January 1, 2014 to February 28, 2014.  Because the DBCPP transitioned to the DCP on that date, no further contributions to the DBCPP are required.

Net periodic pension costs associated with these plans included the following components (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Service cost	$—	$53
Interest cost	—	13
Amortization	—	1
Net periodic pension costs	$—	$67

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

On January 2, 2013, the Company was served with a lawsuit, filed in Belgium by Laser 2000 Beneluo SA (“Laser 2000”), based on the fact that the Company requested that Santur Corporation terminate the distributor relationship between Santur and Laser 2000 prior to closing of the acquisition of Santur by the Company. The distributor agreement was formally terminated as of January 3, 2012. Laser 2000 claims that the Company owes Laser 2000 commissions from 2011 and the first semester of 2012 in addition to commissions based on European Directive 86/653 on sales representatives. Laser 2000 claims that it is owed outstanding commissions from 2011, commissions for the first semester of 2012, expected commissions and for the Directive 86/653 commissions. The Company paid $492,000 to Laser 2000 as partial settlement of claims and to avoid penalties from the Court and submitted a legal brief to court on September 16, 2013. Laser 2000 filed a response on December 16, 2013 and the Company filed the final rebuttal brief on January 30, 2014. On March 23, 2015, the Belgian Court issued a ruling awarding Laser 2000 approximately one million euros in damages (approximately $1,100,000 at current exchange rates). The Company is appealing this verdict, but is unable to predict the duration or outcome of the appeal or the overall lawsuit at this time. Although the Company does not believe it will ultimately be liable for the full amount of damage, it increased its accrual for net litigation expense relating to this matter in the three months ended March 31, 2015.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of March 31, 2015, the Company does not have any material indemnification claims that were probable or reasonably possible.

Leases

The Company leases various facilities under non-cancelable operating leases expiring through 2023.  Future minimum payments under these operating leases totaled $7.5 million as of March 31, 2015. Rent expense was $0.5 million for each of the three months ended March 31, 2015 and 2014, respectively.

Penalty Payment Derivative

In connection with a private placement transaction in 2012, the Company agreed to certain performance obligations including establishing a wholly-owned subsidiary in the Russia and making a $30.0 million investment commitment (the ‘Investment Commitment’) towards the Company’s Russian operations. The Investment Commitment can be partially satisfied by investment outside of the Russian Federation and/or by way of non-cash asset transfers, including but not limited to capital equipment, small tools, intellectual property, and other intangibles.  A minimum of $15.0 million of the Investment Commitment is required to be satisfied by making capital expenditures and the remaining $15.0 million can be satisfied through general working capital and research and development expenditures.  All of the amount for general working capital can be spent either inside or outside of Russia.  At least 80% of the amount expended for research and development expenditure must be spent inside Russia.  General working capital can include acquisition of other businesses or portions thereof to be owned by the Russian subsidiary.

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

In March 2015, the Company extended the Investment Commitment deadline to June 30, 2015.  The parties are pursuing an operating plan that recognizes that more than one-third of the investment has been completed, inclusive of non-cash assets, and that levels the remaining investment over a five year period. If the Company fails to meet the Investment Commitment as agreed by the parties, the Company may be required to pay a penalty of up to $5.0 million (the ‘Penalty Payment’) as the sole and exclusive remedy for damages and monetary relief available to the purchaser for failure to meet the Investment Commitment.

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

The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other expense, net. The estimated fair value of this derivative was $0.5 million and $0.5 million at March 31, 2015 and December 31, 2014, respectively.

Separately, on December 18, 2014, the Company entered into a Commitment to File a Registration Statement and Related Waiver of Registration Rights, whereby Open Joint Stock Company “RUSNANO” or Rusnano waived certain registration rights in connection with a potential offering by the Company of shares of the Company’s common stock, and the Company committed to file with the U.S. Securities and Exchange Commission a resale registration statement on Form S-1 covering the resale of all shares of the Company’s common stock held by Rusnano. The Company filed such resale registration statement on April 6, 2015.  Rusnano also waived its demand registration rights under the original rights agreement and agreed to enter into a lock up agreement with the Company whereby it would agree not to sell any shares of the Company’s common stock, or engage in certain other transactions relating to the Company’s securities, for a period of 60 days from the filing date of the resale registration statement. Rusnano signed such lock up agreement with the Company on April 2, 2015.

Note 11. Stockholders’ equity

Common Stock

As of March 31, 2015, the Company had reserved 7,424,305 common stock shares for issuance under its stock option plans, 978,382 common stock shares for issuance under its stock purchase plan.

Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, during the three months ended March 31, 2015 were as follows (in thousands):

	March 31, 2015	March 31, 2014
Foreign currency translation adjustment	$6,079	$10,202
Unrealized gains on available-for-sale securities	3	6
Defined benefit pension plan adjustment	(71)	1
	$6,011	$10,209

No amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2015 and 2014 for realized gains or losses on available-for-sale securities.

Accumulated Deficit

Approximately $7.1 million of the Company’s accumulated deficit at December 31, 2014 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

Note 12. Stock-based compensation

The following table summarizes the stock-based compensation expense recognized for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of goods sold	$370	$330
Research and development	493	707
Sales and marketing	453	373
General and administrative	740	491
	$2,056	$1,901

Determining Fair Value

The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Three Months Ended March 31,
	2015	2014
Stock options
Weighted-average expected term (years)	5.25	5.12
Weighted-average volatility	63%	72%
Risk-free interest rate	1.65%	1.75%
Expected dividends	— %	— %
Stock appreciation units
Weighted-average expected term (years)	1.91	2.15
Weighted-average volatility	57%	59%
Risk-free interest rate	0.25%-1.10%	0.13% – 0.78%
Expected dividends	— %	— %
ESPP
Weighted-average expected term (years)	0.70	0.76
Weighted-average volatility	58%	54%
Risk-free interest rate	0.03%-0.13%	0.10 – 0.13%
Expected dividends	— %	— %

Stock Options and Restricted Stock Units (RSUs)

The following table summarizes the Company’s stock option and RSU activity in the three months ended March 31, 2015:

	Stock Options		Restricted Stock Units
	Number of shares	Weighted average exercise price	Number of units	Weighted average grant date fair value
Balance at December 31, 2014	4,899,713	$4.07	655,729	$6.19
Granted	116,500	3.38	144,954	6.51
Exercised/Converted	(4,816)	4.19	(174,372)	6.57
Forfeited and canceled	(65,587)	5.32	(12,268)	6.18
Balance at March 31, 2015	4,945,810	$4.03	614,043	$6.16

During the three months ended March 31, 2015, the Company issued fully vested RSUs covering 139,954 shares of common stock to certain eligible employees, in lieu of cash bonus payments earned in 2014, with a total grant date fair value of $0.9 million.

Stock appreciation units (“SAUs”)

SAUs are liability classified share-based awards. The Company did not grant any SAUs during the three months ended March 31, 2015 or 2014. As of March 31, 2015 and December 31, 2014, there were 368,995  and 375,833 SAUs outstanding.  Outstanding SAUs were re-measured each reporting period at fair value.

Employee Stock Purchase Plan (“ESPP”)

As of March 31, 2015 there was $0.3 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2015.

Note 13. Income taxes

The provision for income taxes is based upon the income (loss) before income taxes as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Income tax provision	$414	$762

The Company’s income tax expense for the three months ended March 31, 2015 and 2014 was primarily related to income taxes of the Company’s non-U.S. operations.

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

As of March 31, 2015, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2014.

Note 14. Subsequent Events

Subsequent events, through the filing of this report, included the following:

True-Up Agreement

On April 16, 2015, the Company and EMCORE entered into a True-Up Agreement making several adjustments to the terms of the Asset Purchase Agreement between the parties dated October 22, 2014 pursuant to which the Company purchased certain assets and assumed certain liabilities of EMCORE’s tunable laser product lines. Such transaction was completed in January 2015. The True-Up Agreement makes several final adjustments to the Asset Purchase agreement, including, among other things, (i) adjusting the principal amount of the EMCORE Note (the “Amended EMCORE Note”) from $16.0 million to approximately $15.5 million, (ii) agreeing upon final amounts for inventory value adjustment, net accounts receivable adjustment, and revenue purchase price adjustment, and (iii) resolving the treatment of certain accounts receivable for products sold by EMCORE prior to the closing of the transaction.

Repayment of EMCORE Note

On April 17, 2015, the Company repaid all outstanding amounts under the Amended EMCORE Note, utilizing cash receipts from collection of its accounts receivable.

CITIC Bank Loans

On April 21, 2015, the Company’s China subsidiary executed a $5.0 million advance financing agreement with one of its line of credit facilities at an interest rate based on a six-month LIBOR plus 330 basis points, or approximately 3.71%. Both interest and principal are due on October 8, 2015.  On April 23, 2015, the Company’s China subsidiary repaid in full its then-outstanding $5.0 million short-term financing loan maturing in April 2015 (See Note 8).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2015 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended March 31, 2015 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2015 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.  Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On January 2, 2015, we closed an acquisition of the tunable laser product lines of EMCORE Corporation (“EMCORE”) for approximately $17.5 million, which was subsequently reduced to approximately $17.0 million in conjunction with the execution of a True-Up Confirmation Agreement to adjust for inventory, net accounts receivable and pre-closing revenues. Consideration for the transaction consisted of $1.5 million in cash and a final promissory note (the “Amended EMCORE Note”) of approximately $15.5 million, which had a maturity of two years from the closing of the transaction and an interest rate of 5% per annum for the first year and 13% per annum for the second year. We accounted for the acquisition as a business combination and included EMCORE’s revenue and expense in our consolidated financial results from the acquisition close date. The Amended EMCORE Note was repaid in full in April 2015.

In the three months ended March 31, 2015, our revenue growth of 19% over the three months ended March 31, 2014 was driven primarily by demand for our 100Gbps (“100G”) speed products, which includes the tunable laser products acquired from EMCORE, as carriers continued to accelerate deployment of high capacity optical transport networks worldwide. Our gross margin increased to 29.6% in the three months ended March 31, 2015, compared to 20.2% in the three months ended March 31, 2014, primarily attributable to a mix shift to higher margin 100G products, including those designed for 100G operation, low margin product pruning and our ongoing efforts to reduce costs.

We expect continued volume growth for our 100G products, although quarter-to-quarter results may show considerable variability as is usual in a rapid initial ramp-up for a new technology.  Similar to revenue, our gross margins may fluctuate materially depending on a variety of factors including average selling price changes, product mix, volume, manufacturing utilization and ongoing manufacturing process improvements.

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

During the first quarter of 2015, we completed actions to amend certain of our debt obligations.  By restructuring our debt, we eliminated certain cash restrictions and improved our cash availability for 2015.  As of December 31, 2014, we had $23.3 million of long-term debt, which consisted of a term loan led by Comerica Bank of $17.5 million, secured by restricted cash of an equal amount, and a mortgage from the semiconductor Optical Components Business Unit of LAPIS Semiconductor Co., Ltd. (“LAPIS”), a wholly-owned subsidiary of Rohm Co., Ltd. of Japan, of 700 million JPY ($5.8 million). In the first quarter of 2015, we restructured both of these arrangements and increased our Comerica borrowing capacity from $20.0 million as of December 31, 2014 to $30.0 million as of March 31, 2015 while eliminating the restrictions on cash and investments. In February 2015, we entered into a new financing arrangement with Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) which paid off the LAPIS mortgage in Japan and increased our available cash balances through two long-term mortgage instruments totaling 1.5 billion JPY ($12.6 million).

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2015 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Total revenue	$81,384	$68,168	$13,216	19%

We have generated most of our revenue from a limited number of customers. Customers accounting for more than 10% of our total revenue and revenue from our top ten customers for three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd	40%	35%
Ciena Corporation	23%	14%
Alcatel-Lucent SA	—%	13%
Percent of revenue from top ten customers	90%	88%

We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our other key customers would materially affect our revenue and results of operations.

As of March 31, 2015, Huawei Technologies Co., Ltd. and HiSilicon Technologies Co., Ltd., together accounted for 44% and Sanmina-SCI Corporation accounted for 16% of our total accounts receivable, respectively. As of December 31, 2014, Huawei Technologies Co., Ltd. and HiSilicon Technologies Co., Ltd. together accounted for 45%, and ZTE accounted for 10% of our total accounts receivable.

Our first quarter revenue is typically seasonally the lowest revenue quarter of the year. The revenue increase in the three months ended March 31, 2015, compared to the same period in 2014, was primarily due to a $24.8 million increase in revenue from our High Speed products, which includes the tunable laser products acquired from EMCORE.  Recognizing our focus on growth in our 100G and beyond products, we have realigned our product group reporting for 2015 to “High Speed Products” which includes products designed for 100G and beyond applications and “Network Products and Solutions”, which comprises all products designed for applications below 100G, and includes 40G products previously included in our “High Speed” group.  The increase from High Speed product revenue was partially offset by a decrease in revenue from our Network Products and Solutions group. In the three months ended March 31, 2015, our High Speed products represented approximately 57% of total revenue while our Network Products and Solutions represented approximately 43% of total revenue.

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

	Three Months Ended March 31,
	2015		2014
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
Cost of goods sold	$57,331	70%	$54,368	80%	$2,963	5%

	Three Months Ended March 31,
	2015	2014
Gross margin	30%	20%

Gross margin increased in the three months ended March 31, 2015, compared to the same period in 2014, primarily attributable to favorable product mix, specifically to our 100G and beyond products, product pruning and cost reduction activities. Gross profit increased $10.3 million, or 74%, to $24.1 million in the three months ended March 31, 2015, compared to $13.8 million in the three months ended March 31, 2014. In the three months ended March 31, 2015, gross profit included approximately $4.2 million from the tunable laser products acquired from EMCORE.

Operating expenses

Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. Our operating expenses are denominated primarily in RMB, JPY and U.S. dollars.

	Three Months Ended March 31,
	2015		2014
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
Research and development	$10,482	13%	$12,056	18%	$(1,574)	(13)%
Sales and marketing	3,744	5%	3,411	5%	333	10%
General and administrative	8,196	10%	8,987	13%	(791)	(9)%
Amortization of purchased intangible assets	449	1%	379	—%	70	18%
Acquisition-related transaction costs	140	—%	—	—%	140	100%
Restructuring charges	6	—%	—	—%	6	100%
Total operating expenses	$23,017	28%	$24,833	36%	$(1,816)	(7)%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Research and development expense decreased by $1.6 million, or 13%, in the three months ended March 31, 2015 compared to the same period in 2014, including $1.3 million in research and development expenses related to the tunable laser products from EMCORE.  The decrease was due to a $1.0 million reduction in development prototype and material related spending, a $0.2 million decrease in tooling expense, a $0.2 million decrease in stock-based compensation expense, a $0.2 million decrease in travel and other expenses and a $0.2 million decrease in reduction in payroll as a result of past restructuring effort, partially offset by a $0.3 million increase in bonus accrual in the three months ended March 31, 2015.

We intend to continue to invest in research and development activities, including new products that will further enhance our competitive position and expect this expense to increase as we grow our business over time. As a percentage of total revenue, our research and development expense may vary as our investment and revenue levels change over time.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs and services and facility costs.

Sales and marketing expense increased by $0.3 million, or 10%, in the three months ended March 31, 2015 compared to the same period in 2014 primarily due to a $0.2 million increase related to the tunable laser products acquired from EMCORE and a $0.1 million increase in bonus and commission expense.

We expect to continue to focus on controlling our sales and marketing expenses in 2015 even as our business continues to expand geography. As a percentage of total revenue, our sales and marketing expense may vary as our revenue changes over time.

General and administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance,  human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

General and administrative expense decreased by $0.8 million in the three months ended March 31, 2015 compared to the same period in 2014, representing a 9% decrease mainly due to a $1.7 million decrease in audit and consulting fees in the 2014 period as we were in the process of completing the restatement of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2013 and strengthening our internal controls. The decrease was partially offset by an approximately $0.4 million increase in legal and litigation expense, a $0.4 million increase in other employee expenses and a $0.3 million increase in bonus accrual.

We expect to continue to focus on controlling our general and administrative expenses in 2015. As a percentage of total revenue, our general and administrative expense may vary as our revenue changes over time.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives.  Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships and non-compete agreements are recorded within operating expenses.  Amortization of purchased intangibles included in operating expenses increased by $0.1 million in the three months ended March 31, 2015 primarily due to the amortization of intangible assets from our acquisition of EMCORE’s tunable laser products in January 2015.

Acquisition-related transaction costs

In connection with our acquisition of tunable laser products from EMCORE, we incurred $0.1 million in acquisition-related transaction costs in the three months ended March 31, 2015 related to legal, accounting and other professional services.

Restructuring charges

In 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus on our strategy execution, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions primarily in the U.S and in China. Restructuring charges in the three months ended March 31, 2015 were immaterial.

Interest and other expense, net

Interest income consists of income earned on our cash, cash equivalents and short-term investments, as well as restricted cash and investments. Interest expense consists of amounts paid for interest on our bank and other borrowings. Other expense, net is primarily made up of government subsidies as well as foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and of our subsidiaries in Japan is the JPY.  The foreign currency transaction gains and losses of our subsidiaries in China and Japan primarily result from their transactions in U.S. dollars.

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Interest income	$30	$65	$(35)	(54)%
Interest expense	(506)	(251)	(255)	(102)%
Other expense, net	(46)	(607)	561	92%
Total	$(522)	$(793)	$271	34%

Total interest and other expense, net, decreased by $0.3 million in the three months ended March 31, 2015 compared to the same period in 2014, mainly due to a $0.6 million reduction in other expense, net driven by favorable foreign exchange fluctuations, partially offset by a $0.3 million increase in interest expense as a result of our financing activities in the U.S. and in China.

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

	Three Months Ended March 31,
(in thousands)	2015	2014
Provision for income taxes	$414	$762

Our income tax expense for the three months ended March 31, 2015 was primarily related to income taxes of our non-U.S. operations.

Liquidity and capital resources

At March 31, 2015, we had working capital of $120.3 million and total cash, cash equivalents and short-term investments of $70.3 million, of which 26% was held in accounts by our subsidiaries in China and 11% was held in accounts by our subsidiaries in Japan.

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

We have a bank credit agreement with Comerica Bank in the U.S.  As of March 31, 2015, this credit agreement included a revolving credit facility with a borrowing capacity of $30.0 million, under which there was $15.8 million outstanding at March 31, 2015, subject to covenant requirements. Amounts borrowed are due on or before November 2, 2016 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of March 31, 2015, the rate on the LIBOR option was 2.92%.

Our original credit agreement with Comerica Bank required the maintenance of specified financial covenants, including a debt to EBITDA ratio and liquidity ratios.  The agreement also restricts our ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of its U.S. assets, other than intellectual property assets. We were not in compliance with the debt to EBITDA covenant at March 31, 2014, which noncompliance was effectively waived in the amendment described below.

On May 19, 2014, we executed an amendment to the credit agreement that waived the testing of certain covenants for compliance, provided that we maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access.  In January 2015, we executed an amended credit agreement with Comerica to eliminate the compensating balance requirement and modified the financial covenants, including the maintenance of a modified EBITDA and certain liquidity covenants, and replaced our $20.0 million revolving credit facility with a $25.0 million senior secured revolving credit line with a maturity date on November 2, 2016. In January 2015, we also repaid the remaining Comerica term loan balance and borrowed $15.8 million under the amended revolving credit facility. In March 31, 2015, we further amended our credit agreement with Comerica to increase our borrowing capacity from $25.0 million to $30.0 million.

As of March 31, 2015 and December 31, 2014, the amount of our cash and investments in its compensating balance accounts for the term loan facility with Comerica Bank was zero and $17.5 million, respectively, which was classified as current and non-current restricted cash and investments on our condensed consolidated balance sheet.

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

At December 31, 2014, one of our subsidiaries in China had a short-term line of credit facility with a banking institution which expires in June 2015.  Under the agreement, RMB 160.0 million ($26.1 million) can be used for bank acceptance drafts (with a 25% to 30% compensating balance requirement) and up to RMB 120.0 million ($19.6 million) can be used for short-term loans, which will bear interest at varying rates. In September 2014, the Company’s China subsidiary renewed its second line of credit facility with a banking institution, under which RMB 150 million ($24.5 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement) or short-term loans. This line of credit facility expires in September 2015. As of March 31, 2015, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $12.9 million.

As of March 31, 2015 and December 31, 2014, the compensating balance for these bank acceptance drafts totaled $4.0 million and $3.8 million, respectively, and was classified as restricted cash and investments on our consolidated balance sheets. In 2014, our subsidiary in China entered into two $5.0 million short-term advance financing agreements under one of its line of credit facilities to borrow a total of $10.0 million against export sales to us as its parent company, with interest rates ranging from 2.33% to 4.02% per annum, respectively, and expiration dates in April 2015 and May 2015, respectively. Interest and the principal are due upon expiration. In April 2015, we repaid one of these two $5.0 million advance financing agreements and executed a new $5.0 million advance financing agreement that bears interest at approximately 3.71% and expires on October 8, 2015.

In connection with the acquisition of NeoPhotonics Semiconductor on March 29, 2013, we were obligated to pay 1,050 million Japanese Yen in three equal installments on the first, second and third anniversaries of the closing date for the purchase of the real estate used by NeoPhotonics Semiconductor, of which 700 million Japanese Yen (“JPY”) ($5.8 million) was outstanding at December 31, 2014.  The obligation bore interest at 1.5% per year, payable annually, and was secured by the acquired real estate property. This loan was repaid in full in February 2015.

On February 25, 2015, we entered into certain loan agreements and related special agreements (collectively, the “Loan Arrangements”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500 million JPY ($4.2 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($8.4 million) (the “Term Loan B” and together with the Term Loan A, the “Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by our Japanese subsidiary in Japan. The full amount of each of the Mitsubishi Bank Loans was drawn on the closing date of February 25, 2015. Interest on the Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Mitsubishi Bank Loans, we paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.3 million).

The Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to our Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Mitsubishi Bank Loans also include customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, restraint on business, dissolution, bankruptcy, attachment and misrepresentations. In March 2015, we used a portion of the proceeds of the Mitsubishi Bank Loans to repay the then-outstanding loan related to the acquisition of NeoPhotonics Semiconductor, which had an outstanding principal and interest amount of approximately 710 million JPY ($6.0 million).

On January 2, 2015, we closed an acquisition of the tunable laser product lines of EMCORE for approximately $17.5 million. Consideration for the transaction consisted of $1.5 million in cash and a promissory note of approximately $16.0 million, which was subject to certain adjustments for inventory, net accounts receivable and pre-closing revenues and was subsequently adjusted to $15.5 million and repaid in full in April 2015.

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

In March 2015, we extended our Investment Commitment deadline to June 30, 2015. If we fail to meet the Investment Commitment, we may be required to pay a $5.0 million penalty as the sole and exclusive remedy for damages and monetary relief available to Rusnano for failure to meet the Investment Commitment.

Separately, on December 18, 2014, we entered into a Commitment to file a Registration Statement and Related Waiver of Registration Rights, whereby Rusnano waived certain registration rights in connection with a potential offering by us of shares of our common stock, and we committed to file with the SEC a resale registration statement on Form S-1 covering the resale of all shares of our common stock held by Rusnano. We filed such resale registration statement on April 6, 2015. Rusnano also waived its demand registration rights under the original rights agreement and agreed to enter into a lock up agreement with us whereby it would agree not to sell any shares of our common stock, or engage in certain other transactions relating to our securities, for a period of 60 days from the filing date of the resale registration statement. Rusnano signed such lock up agreement with us on April 2, 2015.

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net cash provided by (used in) operating activities	$7,446	$(7,357)
Net cash provided by investing activities	6,911	6,630
Net cash provided by (used in) financing activities	4,138	(3,204)
Effect of exchange rates on cash and cash equivalents	472	(114)
Net increase (decrease) in cash and cash equivalents	$18,967	$(4,045)

Operating activities

Net cash provided by operating activities was $7.4 million in the three months ended March 31, 2015, which was a $14.8 million increase from $7.4 million used in operating activities in the same 2014 period. The increase was primarily attributable to a $12.7 million increase in net income, a $7.9 million increase in cash flows from accounts receivable due to collections and a $4.6 million increase in cash flows from prepaid expenses and other assets due to higher prepaid value-added tax payments in the 2014 period, partially offset by a $9.8 million decrease in cash flows from accounts payable due to timing of payments.

Investing activities

Net cash provided by investing activities was $6.9 million in the three months ended March 31, 2015, which was a $0.3 million increase from $6.6 million provided by investing activities in the same 2014 period.  The increase was driven by a $9.8 million decrease in restricted cash primarily due to the removal of compensation balance associated with our Comerica credit arrangement in the three months ended March 31, 2015, largely offset by the $9.6 million increase in proceeds from sale of marketable securities in the prior year period.

Financing activities

Net cash provided by financing activities was $4.1 million in the three months ended March 31, 2015, a $7.3 million increase from $3.2 million used in financing activities in the same 2014 period. The increase was largely due to $12.1 million in net proceeds from the Mitsibushi Bank loans and $5.6 million in proceeds from issuance of notes payable, partially offset by a $7.7 million cash outflow to repay the loan associated with the NeoPhotonics Semiconductor acquisition and the Comerica term loan, along with a $5.5 million outflow to repay its notes payable, in the 2015 period, compared to a $5.2 million repayments of bank loans and a $4.4 million outflow for repayments of notes payable, partially offset by a $6.2 million net proceeds from issuance of notes payable in the 2014 period.

Contractual obligations and commitments

As of March 31, 2015, our principle commitments consist of obligations under operating leases, purchase commitments, debt and other contractual obligations. There have been no significant changes to these obligations during the three months ended March 31, 2015 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Off-balance sheet arrangements

During the three months ended March 31, 2015, we did not have any significant off-balance sheet arrangements.

Recent accounting pronouncements

See Note 1 “Basis of presentation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements on this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposures to market risk have not changed materially since December 31, 2014. For quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective as of March 31, 2015 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 2, 2013, we were served with a lawsuit, filed in Belgium by Laser 2000 Beneluo SA (“Laser 2000”), based on the fact that we requested that Santur Corporation terminate the distributor relationship between Santur and Laser 2000 prior to closing of the acquisition of Santur by us.  The distributor agreement was formally terminated as of January 3, 2012.  Laser 2000 claims that we owe Laser 2000 commissions from 2011 and the first semester of 2012 in addition to commissions based on European Directive 86/653 on sales representatives.  Laser 2000 claims that it is owed outstanding commissions from 2011, commissions for the first semester of 2012, expected commissions and for the Directive 86/653 commissions.  We paid $492,000 to Laser 2000 as partial settlement of claims and to avoid penalties from the Court and submitted a legal brief to court on September 16, 2013. Laser 2000 filed a response on December 16, 2013 and we filed the final rebuttal brief on January 30, 2014.   On March 23, 2015, the Belgian Court issued a ruling awarding Laser 2000 approximately one million euros in damages (approximately $1,100,000 at current exchange rates). We are appealing this verdict, but are unable to predict the duration or outcome of the appeal or the overall lawsuit at this time. Although we do not believe we will ultimately be liable for the full amount of damage, we increased our accrual for net litigation expense relating to this matter in the three months ended March 31, 2015.

ITEM 1A.	RISK FACTORS

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015, which risk factors are set forth below, except for those risk factors denoted by an asterisk (*).

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

We have a history of losses and we may incur additional losses in future periods. As of March 31, 2015, our accumulated deficit was $302.0 million. We also expect to continue to make significant expenditures related to the ongoing operation and development of our business. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations.

*We are dependent on Huawei Technologies, Ciena, Alcatel-Lucent SA and our other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Huawei Technologies or any of our other key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In the three months ended March 31, 2015, Huawei Technologies, together with its affiliate HiSilicon, and Ciena Corporation accounted for 40% and 23% of our total revenue, respectively, and our top ten customers represented 90% of our total revenue. In 2014, Huawei Technologies, Ciena Corporation, and Alcatel-Lucent SA accounted for 38%, 15% and 10% of our total revenue, respectively, and our top ten customers represented 88% of our total revenue. In 2013, Huawei Technologies, Ciena Corporation and Alcatel-Lucent SA accounted for 27%, 16% and 14% of our revenue, respectively, and our top ten customers represented 86% of our total revenue. As a result, the loss of, or a significant reduction in orders from Huawei Technologies and its affiliate HiSilicon, Alcatel-Lucent SA, Ciena Corporation or any of our other key customers would materially and adversely affect our revenue and results of operations. Adverse events affecting our customers could also adversely affect our revenue and results of operations.

*We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

We believe that our existing cash and cash equivalents, and cash flows from our operating activities and funds available under our credit facilities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. We operate in an industry, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to continue operations or execute on our current or future business strategies, including to:

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

In connection with our acquisitions of Santur, NeoPhotonics Semiconductor and EMCORE’s tunable laser products, we have integrated the commercial operations and personnel into our existing infrastructure. If there are unexpected difficulties in our integration of these acquired businesses and/or the product lines we have acquired from EMCORE, the anticipated benefits of these acquisitions may not be realized or may take longer to realize than expected. The anticipated benefits of these acquisitions could be materially reduced by a number of factors, including the following:

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

•

some existing customers of NeoPhotonics Semiconductor and EMCORE tunable laser products may view our company as a competitor, and therefore may reduce or end their purchases of NeoPhotonics products for competitive reasons;

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

•	we could incur additional costs associated with known and unknown environmental contamination of the real estate acquired from NeoPhotonics Semiconductor; and
•	we could incur costs associated with new export or compliance issues associated with NeoPhotonics Semiconductor products or the product lines we recently acquired form EMCORE.

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

*In 2013, we identified material weaknesses in our internal control over financial reporting which resulted in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

We identified material weaknesses in our internal control over financial reporting during 2013. These material weaknesses resulted in material misstatements in our consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013, which required us to file restatements of these financial statements. Over the course of 2014, we developed and implemented remediation plans designed to address these material weaknesses. Our management assessed the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2014. However, if our remediation measures are insufficient to address the previously-identified material weaknesses or if additional material weaknesses in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see “Item 9A. Controls and Procedures”.

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

We have lending arrangements with several financial institutions, including a revolving credit and term loan agreement with Comerica Bank in the U.S. Our U.S. revolving credit and term loan agreement requires us to maintain certain financial covenants and limits our ability to take certain actions such as incurring some kinds of additional debt, paying dividends, or engaging in certain transactions like mergers and acquisitions, investments and asset sales without the lenders’ consent.

These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under our U.S. revolving credit and term loan agreement with Comerica Bank are secured by substantially all of our assets other than intellectual property assets, which limit our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

With our acquisition of NeoPhotonics Semiconductor, we own and operate a semiconductor facility in Japan which is subject to local environmental laws and regulations, including the Japanese Environmental Quality Standards (“JEQS”) and the Water Pollution Control Law (“Water Law”), which includes provisions for periodic monitoring of groundwater quality. The JEQS provides guidelines for specified substances in groundwater, primarily including metals and volatile organic compounds, include some that are either used in our operations or have been used in our facilities in prior years. In addition, the Soil Contamination Countermeasures Law includes regulatory standards for many of the same substances regulated under the Water Law, some that are either used in our operations or have been used in our facilities in prior years. Should any of these regulated materials be detected in local water or soil, we could be subject to local law remedies, which could affect our ability to operate or could negatively affect our results of operations.

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

*Risks related to our operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue in the three months ended March 31, 2015 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our property, plant and equipment, 44% as of March 31, 2015, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

In August 2008, SAFE promulgated the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises , or Circular 142, a notice regulating the conversion by foreign-invested enterprises or FIE of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within China unless specifically provided for otherwise. In addition, SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a FIE. The use of such RMB may not be changed without approval from SAFE. Violations of Circular 142 may result in severe penalties, including substantial fines set forth in the Foreign Exchange Administration Regulations. As a result of Circular 142, our subsidiaries in China may not be able to convert our capital contributions to them into RMB for equity investments or acquisitions in China.

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

On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company , or the Stock Option Rule. Under the Stock Option Rule, Chinese residents who are granted stock options by an overseas publicly-listed company are required, through a Chinese agent or Chinese subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures. We and our Chinese employees who have been granted stock options are subject to the Stock Option Rule. We have completed the process of registering our stock option and appreciation plans with SAFE. On February 20, 2012, SAFE issued the Circular on Relevant Issues concerning Foreign Exchange Administration for Individuals in PRC Participating in Equity Incentive Plan of Overseas-Listed Companies, or Circular 7, which provides detailed procedures for conducting foreign exchange matters related to domestic individuals’ participation in the equity incentive plans of overseas listed companies and supersedes the Stock Option Rule in its entirety. If we or our optionees in China fail to comply with the applicable regulations, we or our optionees in China may be subject to fines and legal sanctions. Several of our employees in China have exercised their stock options prior to our becoming an overseas publicly-listed company. Since there is not yet a clear regulation on how and whether Chinese employees can exercise their stock options granted by overseas private companies, it is unclear whether such exercises were permitted by Chinese laws and it is uncertain how SAFE or other government authorities will interpret or administer such regulations. Therefore, we cannot predict how such exercises will affect our business or operations. For example, we may be subject to more stringent review and approval processes with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may affect our results of operations and financial condition.

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

*The concentration of our capital stock ownership with our principal stockholders, executive officers and directors and their affiliates may limit other stockholders’ ability to influence corporate matters.

As of March 31, 2015, our executive officers and directors, and entities that are affiliated with them or that have a right to designate a director, beneficially own an aggregate of approximately 33% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. In addition, the terms of our U.S. revolving credit and term loan agreement with Comerica Bank restrict our ability to pay dividends. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock that will prevail in the market after our initial public offering will ever exceed the price that you pay.

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

ITEM  2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

See Index to Exhibits at the end of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation
Date:	May 11, 2015	By:	/S/ CLYDE RAYMOND WALLIN
Clyde Raymond Wallin
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	May 17, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010
4.3	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.	Form S-1	333-166096	4.3	April 15, 2010
4.4	Commitment to File Registration Statement and Related Waiver of Registration Rights by and between NeoPhotonics Corporation and Open Join Stock Company “RUSNANO” dated as of December 18, 2014.	Form S-1	333-201180	4.4	December 19, 2014
10.1	Amendment to Asset Purchase Agreement by and between NeoPhotonics Corporation and EMCORE Corporation, dated January 2, 2015.	Form 8-K	001-35061	99.1	January 8, 2015
10.2	Sixth Amendment to Credit Agreement and Amendment to Security Agreement, dated January 23, 2015, by and between NeoPhotonics Corporation, Comerica Bank, as Agent and sole Lender.	Form 8-K	001-35061	10.1	January 28, 2015
10.3*	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated February 25, 2015 (Contract A)	Form 10-K	001-35061	10.42	March 16, 2015
10.4*	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated February 25, 2015 (Contract B)	Form 10-K	001-35061	10.43	March 16, 2015
10.5	Letter Agreement by and between NeoPhotonics Corporation and Open Joint Stock Company RUSNANO dated March 2, 2015	Form 10-K	001-35061	10.44	March 16, 2015
10.6	Seventh Amendment to Credit Agreement and Amendment to Security Agreement, dated March 31, 2015, by and between NeoPhotonics Corporation, Comerica Bank, as Agent and sole Lender.	Form 8-K	001-35061	10.1	April 1, 2015
10.7+	2015 Executive Officer Bonus Program.					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+	Management compensatory plan or arrangement.
*	Translation to English of an original Japanese document.