Form 10-Q
period 2015-06-30
NEOPHOTONICS CORP
filed 2015-08-10
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 40,456,685 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(In thousands, except per share data)	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$92,135	$43,035
Short-term investments	8,296	—
Restricted cash and investments	3,961	5,504
Accounts receivable, net of allowance for doubtful accounts	79,389	77,597
Inventories, net	69,655	57,347
Prepaid expenses and other current assets	12,036	15,540
Total current assets	265,472	199,023
Property, plant and equipment, net	61,832	57,657
Restricted cash and investments, non-current	—	15,750
Purchased intangible assets, net	12,441	10,263
Goodwill	1,115	—
Other long-term assets	2,130	3,591
Total assets	$342,990	$286,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,636	$48,949
Notes payable and short-term borrowing	18,183	22,771
Current portion of long-term debt	16,543	2,445
Accrued and other current liabilities	19,812	22,728
Total current liabilities	110,174	96,893
Long-term debt, net of current portion	10,925	20,891
Deferred income tax liabilities	1,787	1,818
Other noncurrent liabilities	7,482	7,226
Total liabilities	130,368	126,828
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0025 par value
At June 30, 2015 and December 31, 2014: 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value
At June 30, 2015: 100,000 shares authorized, 40,145 shares issued and outstanding;
At December 31, 2014: 100,000 shares authorized, 32,752 shares issued and outstanding	100	82
Additional paid-in capital	506,861	456,189
Accumulated other comprehensive income	5,911	5,326
Accumulated deficit	(300,250)	(302,141)
Total stockholders’ equity	212,622	159,456
Total liabilities and stockholders’ equity	$342,990	$286,284

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$85,372	$77,451	$166,756	$145,619
Cost of goods sold	59,226	62,883	116,557	117,251
Gross profit	26,146	14,568	50,199	28,368
Operating expenses:
Research and development	11,457	12,085	21,939	24,141
Sales and marketing	3,906	3,571	7,650	6,982
General and administrative	7,419	8,193	15,615	17,180
Amortization of purchased intangible assets	448	379	897	758
Acquisition-related costs	147	-	287	-
Restructuring charges	20	-	26	-
Escrow settlement gain	-	(3,886)	-	(3,886)
Total operating expenses	23,397	20,342	46,414	45,175
Income (loss) from operations	2,749	(5,774)	3,785	(16,807)
Interest income	23	38	53	103
Interest expense	(456)	(311)	(962)	(562)
Other income (expense), net	602	(635)	556	(1,242)
Total interest and other income (expense), net	169	(908)	(353)	(1,701)
Income (loss) before income taxes	2,918	(6,682)	3,432	(18,508)
Provision for income taxes	(1,127)	(97)	(1,541)	(859)
Net income (loss)	$1,791	$(6,779)	$1,891	$(19,367)
Basic net income (loss) per share	$0.05	$(0.21)	$0.06	$(0.61)
Diluted net income (loss) per share	$0.05	$(0.21)	$0.05	$(0.61)

Weighted averages shares used to compute basic net income (loss) per share	35,684	31,790	34,240	31,701
Weighted averages shares used to compute diluted net income (loss) per share	37,294	31,790	35,128	31,701

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Net income (loss)	$1,791	$(6,779)	$1,891	$(19,367)
Foreign currency translation adjustments, net of tax of zero	(98)	762	590	(837)
Defined benefit pension plans adjustment, net of tax of $73	-	-	-	118
Unrealized (losses) gains on investments, net of tax of zero	(2)	-	(5)	3
Comprehensive income (loss)	$1,691	$(6,017)	$2,476	$(20,083)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash flows from operating activities
Net income (loss)	$1,891	$(19,367)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,046	11,461
Stock-based compensation expense	3,982	3,624
Deferred taxes	394	77
Investment and debt related amortization	216	195
(Gain) loss on disposal of property and equipment	(27)	133
Adjustment to fair value of penalty payment derivative	(141)	186
Allowance for doubtful accounts	86	13
Write-down of inventories	2,135	1,595
Other	308	5
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,470	(15,298)
Inventories	(12,513)	(1,517)
Prepaid expenses and other assets	3,026	(3,785)
Accounts payable	(2,340)	5,825
Accrued and other liabilities	(1,097)	(3,454)
Acquisition related transaction costs	(314)	—
Net cash provided by (used in) operating activities	15,122	(20,307)
Cash flows from investing activities
Purchase of property, plant and equipment	(5,634)	(5,907)
Proceeds from sale of property, plant and equipment and other assets	98	—
Purchase of marketable securities	(409)	(9,653)
Proceeds from sale of marketable securities	—	9,634
Proceeds from maturity of marketable securities	400	9,448
Decrease (increase) in restricted cash	9,020	(16,018)
Acquisition of business	—	—
Net cash provided by (used in) investing activities	3,475	(12,496)
Cash flows from financing activities
Proceeds from public stock offering, net of offering costs	46,279	—
Proceeds from exercise of stock options and issuance of stock under ESPP	1,020	1,986
Tax withholding on restricted stock units	(191)	(86)
Proceeds from bank loans	32,816	8,098
Repayment of bank and acquisition-related loans	(49,092)	(6,918)
Proceeds from issuance of notes payable	11,590	12,319
Repayment of notes payable	(11,756)	(9,787)
Payment of acquisition-related contingent consideration	—	(1,985)
Net cash provided by financing activities	30,666	3,627
Effect of exchange rates on cash and cash equivalents	(163)	118
Net increase (decrease) in cash and cash equivalents	49,100	(29,058)
Cash and cash equivalents at the beginning of the period	43,035	57,101
Cash and cash equivalents at the end of the period	$92,135	$28,043
Supplemental disclosure of noncash investing and financing activities:
Modification of bank loan	$15,786	$—
Issuance of note to seller of acquired business	$15,482	$—
Transfer of restricted investments to short-term investments	$8,296	$—
Transfer of short-term investments to restricted investments	$—	8,296
Unpaid public stock offering costs	$634	$—
Changes in unpaid property, plant and equipment	$(643)	$776

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of presentation and significant accounting policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Concentration

In the three months ended June 30, 2015, Huawei Technologies Co. Ltd. and their affiliate HiSilicon Technologies (together with Huawei Technologies Co. Ltd., “Huawei”), Ciena Corporation (“Ciena”) and Alcatel-Lucent SA accounted for approximately 40%, 22% and 11% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 91% of the Company’s total revenue. In the three months ended June 30, 2014, Huawei, Ciena and Alcatel-Lucent SA each accounted for approximately 39%, 13% and 12% of the Company’s total revenue, respectively, and the top ten customers represented approximately 89% of its total revenue. In the six months ended June 30, 2015, Huawei and Ciena accounted for approximately 40% and 23% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 90% of its total revenue. In the six months ended June 30, 2014, Huawei, Ciena and Alcatel-Lucent SA each accounted for approximately 37%, 14% and 12% of the Company’s total revenue, respectively, and the top ten customers represented approximately 88% of its total revenue.

As of June 30, 2015, three customers accounted for approximately 46%, 14% and 10% of the Company’s total accounts receivable. As of December 31, 2014, two customers accounted for 45% and 10% of the Company’s total accounts receivable.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Significant estimates made by management include: the useful lives of property, plant and equipment and intangible assets as well as future cash flows to be generated by those assets; fair values of identifiable assets acquired and liabilities assumed in business combinations; allowances for doubtful accounts; valuation allowances for deferred tax assets; valuation of excess and obsolete inventories; warranty reserves; litigation accrual and recognition of stock-based compensation, among others. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies in the three and six months ended June 30, 2015, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”) to provide guidance to a customer’s accounting for cloud computing costs. Under ASC 2015-05, a customer must determine whether a cloud computing arrangement contains a software license and account for an arrangement that contains a software license element consistent with the accounting for other software licenses. An arrangement would contain a software license element if (a) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and (b) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. This guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. In July 2015, the FASB reaffirmed the guidance in its proposed ASU to defer for one year the effective date of the ASU 2014-09 to annual and interim periods beginning after December 15, 2017 and permits entities to early adopt the standard as of ASU 2014-09’s original effective date. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

Note 2. Net income (loss) per share

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$1,791	$(6,779)	$1,891	$(19,367)
Denominator:
Weighted average shares used to compute per share amount:
Basic	35,684	31,790	34,240	31,701
Dilutive effect of equity awards	1,610	-	888	-
Diluted	37,294	31,790	35,128	31,701
Basic net income (loss) per share	$0.05	$(0.21)	$0.06	$(0.61)
Diluted net income (loss) per share	$0.05	$(0.21)	$0.05	$(0.61)

The Company has excluded the impact of the following outstanding employee stock options, restricted stock units, common stock warrants and shares expected to be issued under its employee stock purchase plan from the computation of diluted net income (loss) per share as their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Employee stock options	1,227	3,850	2,316	3,850
Restricted stock units	-	1,113	21	1,113
Employee stock purchase plan	-	255	16	255
Common stock warrants	-	4	-	4
	1,227	5,222	2,353	5,222

Note 3. Cash, cash equivalents, short-term investments and restricted cash and investments

The following table summarizes the Company’s cash, cash equivalents, short-term investments, and restricted cash and investments at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$53,986	$43,035
Cash equivalents	38,149	—
Cash and cash equivalents	$92,135	$43,035
Short-term investments	$8,296	$—
Restricted cash and investments:
Restricted cash and investments, current	$3,961	$5,504
Restricted cash and investments, non-current	—	15,750
Total restricted cash and investments	$3,961	$21,254

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents, short-term investments and restricted investments in marketable securities designated as available-for-sale (in thousands):

	As of June 30, 2015				As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market accounts	$38,149	$—	$—	$38,149	$—	$—	$—	$—

Short-term investments and restricted investments:
Money market funds	$4,991	$—	$—	$4,991	$4,587	$—	$—	$4,587
Corporate bonds	2,004	1	—	2,005	2,004	6	—	2,010
Variable rate demand notes	1,300	—	—	1,300	1,700	—	—	1,700
Total short-term investments and restricted investments	$8,295	$1	$—	$8,296	$8,291	$6	$—	$8,297
Reported within:
Cash equivalents	$38,149	$—	$—	$38,149	$—	$—	$—	$—
Short-term investments	8,295	1	—	8,296	—	—	—	—
Restricted cash and investments, non-current	—	—	—	—	8,291	6	—	8,297
Total	$46,444	$1	$—	$46,445	$8,291	$6	$—	$8,297

As of June 30, 2015 and December 31, 2014, maturities of marketable securities were as follows (in thousands):

	June 30, 2015	December 31, 2014
Less than 1 year	$45,145	$6,597
Due in 1 to 2 years	—	—
Due in 2 to 5 years	—	—
Due after 5 years	1,300	1,700
Total	$46,445	$8,297

The Company may sell its investments in the future to fund future operating needs and for strategic reasons. As a result, the Company recorded all its marketable securities in short-term investments as of June 30, 2015 and December 31, 2014, regardless of the contractual maturity date of the securities. Variable rate demand notes (“VRDNs”) are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as short-term investments, the put option allows the VRDNs to be liquidated at par on a seven-day settlement basis.

Realized gains and losses on the sale of marketable securities during the three and six months ended June 30, 2015 and 2014 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three and six months ended June 30, 2015 or 2014. As of June 30, 2015, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 4.  Fair value measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2015				As of December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents, short-term investments and restricted investments:
Money market funds	$4,991	$—	$—	$4,991	$4,587	$—	$—	$4,587
Money market accounts	—	38,149	—	38,149	—	—	—	—
Corporate bonds	—	2,005	—	2,005	—	2,010	—	2,010
Variable rate demand notes	—	1,300	—	1,300	—	1,700	—	1,700
Total	$4,991	$41,454	$—	$46,445	$4,587	$3,710	$—	$8,297
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$461	$—	$—	$461	$424	$—	$—	$424

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees.  The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan.  A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at June 30, 2015.  The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014.

The following table presents the Company's liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2015				As of December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Penalty payment derivative (Note 10)	$—	$—	$389	$389	$—	$—	$530	$530

In the three and six months ended June 30, 2015, approximately $0.4 million of variable rate demand notes were redeemed and transferred to money market funds.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2015 or December 31, 2014.

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

The fair value of the Company’s variable rate bank borrowings was not materially different than its carrying value as of June 30, 2015 and December 31, 2014 as the interest rates approximated rates available to the Company and the fair value of the Company’s acquisition-related debt approximated its carrying value.

Note 5. Business combination

On January 2, 2015, the Company closed an acquisition of the tunable laser product lines of EMCORE Corporation (“EMCORE”) for an original purchase price of $17.5 million, pursuant to the terms of the Asset Purchase Agreement between the parties dated October 22, 2014, under which the Company purchased certain assets and assumed certain liabilities of EMCORE’s tunable laser product lines. Consideration for the transaction consisted of $1.5 million in cash and a promissory note (the “EMCORE Note”) of approximately $16.0 million, which was subject to certain adjustments for inventory, net accounts receivable and pre-closing revenues, and was subsequently adjusted to $15.5 million in connection with a True-Up Confirmation Agreement (the “True-Up Agreement”) executed by and between the Company and EMCORE on April 16, 2015.  The True-Up Agreement made several final adjustments to the Asset Purchase Agreement, including, among other things, (i) adjusting the principal amount of the EMCORE

Note from approximately $16.0 million to approximately $15.5 million, (ii) agreeing upon final amounts for inventory value adjustment, net accounts receivable adjustment, and revenue purchase price adjustment, and (iii) resolving the treatment of certain accounts receivable for products sold by EMCORE prior to the closing of the transaction. The adjusted purchase price for the acquisition was approximately $17.0 million.

The Company accounted for this acquisition as a business combination. With this acquisition, the Company aims to strengthen its narrow line width tunable laser product portfolio.

In connection with the acquisition, the Company incurred approximately $0.9 million in total acquisition-related costs related to legal, accounting and other professional services. The acquisition costs were expensed as incurred and included in operating expenses in the Company’s condensed consolidated statement of operations.

The Company allocated the purchase price of this acquisition to tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of the close of the acquisition. The fair values assigned to intangible assets acquired are based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. The excess purchase price over those fair values is recorded as goodwill. These estimates were determined through established and generally accepted valuation techniques. While the Company uses best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, estimates and assumptions are subject to refinement, including the acquired property, plant and equipment, prepaid and other current assets and accounts payable, as the Company is in the process of obtaining further information. As a result, during the preliminary measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. As of June 30, 2015, the Company recorded $1.1 million in goodwill, which represented the excess of the purchase price over the aggregate net estimated fair values of the assets acquired and liabilities assumed in the acquisition. In the three months ended June 30, 2015, the Company reduced the acquired net accounts receivable by $0.2 million, increased the acquired net inventories by $0.1 million, reduced the assumed sales tax accrual by $0.1 million, increased the acquired prepaid expenses and other current assets by an immaterial amount, and increased goodwill by a corresponding net amount.

The following table summarizes the allocation of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments (in thousands):

Total purchase consideration:
Cash paid	$1,500
Notes payable	15,482
$16,982
Fair value of assets acquired:
Accounts receivable, net of allowance for doubtful accounts of $995	$9,274
Inventories, net of inventory reserves of $616	1,693
Prepaid expenses and other current assets	670
Property, plant and equipment	6,917
Intangible assets acquired:
Developed technology	4,100
Customer relationships	700
$23,354
Less: fair value of liabilities assumed:
Accounts payable	$(7,427)
Accrued liabilities	(60)
$(7,487)
Goodwill	$1,115

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

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation for the three and six months ended June 30, 2015 and 2014 as though the companies had been combined as of the beginning of 2014. The pro forma financial information reflects adjustments related to transactions costs of $0.1 million in the three months ended June 30, 2015 and 2014 and $0.3 million in the six months June 30, 2015 and 2014, as well as immaterial employee expense in the six months ended June 30, 2015. Incremental intangible amortization, inventory and depreciation adjustments were also added to the 2014 periods. There were no sales between the business acquired from EMCORE and the Company in the three and six months ended June 30, 2015 and 2014.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$85,372	$88,829	$166,756	$166,534
Net income (loss)	$1,938	$(7,766)	$2,129	$(22,830)
Basic net income (loss) per share	$0.05	$(0.24)	$0.06	$(0.72)
Diluted net income (loss) per share	$0.05	$(0.24)	$0.06	$(0.72)

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented, nor does it intend to be a projection of future results.

Note 6. Balance sheet components

Restricted cash and investments

Restricted cash and investments consist of the following (see Note 8) (in thousands):

	June 30, 2015	December 31, 2014
Restricted in connection with notes payable	$3,961	$3,754
Restricted in connection with Comerica Bank term loan	—	17,500
Total restricted cash and investments	$3,961	$21,254
Reported as:
Restricted cash and investments	$3,961	$5,504
Restricted cash and investments, non-current	—	15,750
Total restricted cash and investments	$3,961	$21,254

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable	$74,767	$69,839
Trade notes receivable	5,095	7,999
Allowance for doubtful accounts	(473)	(241)
	$79,389	$77,597

Inventories

Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$32,151	$23,804
Work in process	15,980	13,600
Finished goods (1)	21,524	19,943
	$69,655	$57,347

(1)	Finished goods inventory at customers’ vendor managed inventory locations was $10.3 million and $6.4 million as of June 30, 2015 and December 31, 2014, respectively.

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$38,164	$(30,136)	$8,028	$34,023	$(28,402)	$5,621
Customer relationships	15,404	(12,074)	3,330	14,725	(11,176)	3,549
Leasehold interest	1,394	(311)	1,083	1,386	(293)	1,093
Other	862	(862)	—	862	(862)	—
	$55,824	$(43,383)	$12,441	$50,996	$(40,733)	$10,263

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold, and customer relationships and other intangibles within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of goods sold	$837	$714	$1,676	$1,428
Operating expenses	448	379	897	758
Total	$1,285	$1,093	$2,573	$2,186

The estimated future amortization expense of purchased intangible assets as of June 30, 2015, is as follows (in thousands):

2015 (remaining six months)	$2,565
2016	4,445
2017	1,313
2018	1,139
2019	792
Thereafter	2,187
$12,441

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Employee-related	$12,653	$13,635
Accrued warranty	1,254	1,751
Penalty payment derivative	389	530
Deferred income tax liabilities	181	181
Other accrued expenses	5,335	6,631
	$19,812	$22,728

Warranty Accrual

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$1,647	$1,669	$1,751	$1,737
Warranty accruals	(243)	242	(175)	531
Settlements and adjustments	(150)	(100)	(322)	(457)
Ending balance	$1,254	$1,811	$1,254	$1,811

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Pension and other employee-related	$5,292	$5,355
Other	2,190	1,871
	$7,482	$7,226

Note 7. Restructuring

In 2014, the Company initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus on its strategy execution, optimize its structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions primarily in the U.S. and in China. Restructuring charges recorded in the three months ended June 30, 2015 was $0.1 million and was included within costs of sales and operating expenses. Restructuring charges recorded in the six months ended June 30, 2015 was $0.2 million and was included within costs of sales and operating expenses. The remaining restructuring liability is expected to be paid through October 2015.

The following table summarizes activity associated with restructuring obligations during the six months ended June 30, 2015 (in thousands):

	Workforce Reduction	Facilities	Contract Termination	Total
Restructuring obligations, December 31, 2014	$54	$100	$—	$154
Restructuring costs incurred	151	—	—	151
Cash payments	(205)	(60)	—	(265)
Non-cash settlements and other	—	—	—	—
Restructuring obligations, June 30, 2015	$—	$40	$—	$40

Note 8. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s notes payable, short-term borrowing and long-term debt (in thousands, except percentages):

	June 30, 2015		December 31, 2014
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate
Notes payable	$13,183	—	$12,771	—
Short-term borrowing	5,000	3.71%	10,000	3.18%
Total notes payable and short-term borrowing	$18,183		$22,771
Long-term debt, current and non-current:
Bank borrowings-Comerica Bank	$15,800	2.93%	$17,500	3.16%
Bank borrowings-Mitsubishi Bank	11,950	1.53%	—	—
Acquisition-related debt	—	—	5,836	1.50%
Total long-term debt, current and non-current	27,750		23,336
Unaccreted discount within current portion of long-term debt	(72)		—
Unaccreted discount within long-term debt, net of current portion	(210)		—
Total long-term debt, net of unaccreted discount	$27,468		$23,336
Reported as:
Current portion of long-term debt	$16,543		$2,445
Long-term debt, net of current portion	10,925		20,891
Total long-term debt, net of unaccreted discount	$27,468		$23,336

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

In June 2015, the Company’s subsidiary in China renewed its short-term line of credit facility with a banking institution.  Under the renewed agreement, which expires in June 2016, RMB 120.0 million ($19.6 million) can be used for short-term loans, which bears interest at varying rates, or up to approximately RMB 171.4 million ($28.1 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement).  In September 2014, the Company’s China subsidiary renewed its second short-term line of credit facility with a banking institution, under which RMB 150.0 million ($24.6 million) can be used for short-term loan or up to approximately RMB 214.3 million ($35.1 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expires in September 2015. As of June 30, 2015 and December 31, 2014, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, under these line of credit facilities, had an outstanding balance of $13.2 million and $12.8 million, respectively.

As of June 30, 2015 and December 31, 2014, compensating balances relating to these bank acceptance drafts issued to suppliers and the Company’s subsidiaries totaled $4.0 million and $3.8 million, respectively. Compensating balances are classified as restricted cash and investments on the Company’s condensed consolidated balance sheets.

Short-term borrowing

In October 2014, the Company’s subsidiary in China entered into a short-term advance financing agreement, under one of its line of credit facilities, to borrow $5.0 million against export sales to its parent company. This financing agreement bore interest at 4.02% per annum. Interest and the principal were due and repaid in full in April 2015.

In November 2014, the Company’s subsidiary in China entered into a second short-term advance financing agreement, under one of its line of credit facilities, to borrow $5.0 million against export sales to its parent company. This financing agreement bore interest at 2.33% per annum and service fees at 1.00% per annum. Interest, service fees and the principal were due and repaid in full in May 2015.

On April 21, 2015, the Company’s China subsidiary executed a $5.0 million advance financing agreement with one of its line of credit facilities at an interest rate based on a six-month LIBOR plus 330 basis points, or approximately 3.71%. Both interest and principal are due on October 8, 2015. As of June 30, 2015, the outstanding principal balance was $5.0 million.

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

As part of the purchase consideration to acquire the tunable laser products of EMCORE in January 2015 (See Note 5), the Company issued the EMCORE Note, as amended, of $15.5 million, which had a maturity of two years from the closing of the transaction and an interest rate of 5% per annum for the first year and 13% per annum for the second year. The interest was payable semi-annually in cash. In addition, the EMCORE Note was subject to prepayment under certain circumstances and was secured by certain of the assets to be sold pursuant to the asset purchase agreement with EMCORE. The EMCORE Note was subordinated to the Company’s existing bank debt in the U.S. The EMCORE Note, as amended, was repaid in full in April 2015.

Bank borrowings

The Company has a credit agreement with Comerica Bank as lead bank in the U.S. In January 2015, the Company executed an amendment to its credit agreement with Comerica Bank to refinance the then-outstanding Comerica term loan. Under the Credit Amendment, the $20.0 million revolving credit facility was replaced with a $25.0 million senior secured revolving credit line with a maturity date on November 2, 2016.  In March 2015, the senior secured revolving credit line was further amended to increase the borrowing capacity from $25.0 million to $30.0 million. Borrowings under the amended revolving credit facility bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. Base rate is based on the greatest of (a) the effective prime rate, (b) the Federal Funds effective rate plus one percent, and (c) the daily adjusting LIBOR rate plus one percent. The Credit Amendment also modified the EBITDA and liquidity covenants and eliminated the need to maintain compensating balances (restricted cash). The credit agreement also restricts the Company’s ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of the Company’s U.S. assets, other than intellectual property assets. The Company repaid the remaining Comerica term loan balance and borrowed $15.8 million under the amended revolving credit facility in March 2015. As of June 30, 2015, the outstanding balance under the revolving credit facility was $15.8 million and was repaid in full in July 2015.

The components of the Comerica credit facilities are as follows:

●

A $30.0 million revolving credit facility under which there was $15.8 million outstanding at June 30, 2015 and no outstanding borrowing as of December 31, 2014, subject to covenant requirements. Amounts borrowed, if any, are due on or before November 2, 2016 and bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of June 30, 2015 the rate on the LIBOR option was 2.93%.

●

Under the term loan facility, $17.5 million was outstanding at December 31, 2014 which was repaid in full in January 2015. Prior to the repayment, borrowings under the term loan bore interest at an interest rate option of a base rate as defined in the agreement plus 2.0% or LIBOR plus 3.0%.

The Company’s original credit agreement with Comerica Bank required the maintenance of specified financial covenants, including a debt to EBITDA ratio and liquidity ratios. The Company was not in compliance with the debt to EBITDA covenant at June 30, 2014, which noncompliance was effectively waived in the amendment described below. During 2014, the Company executed an amendment to the credit agreement that waived the testing of certain covenants for compliance, provided that the Company maintained compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank had sole access.  The Company’s amended credit agreement with Comerica executed in January 2015 eliminated the compensating balance requirement and modified the financial covenants, including the maintenance of a modified EBITDA and certain liquidity covenants. As of June 30, 2015 and December 31, 2014, the amount of the Company’s cash and investments in its compensating balance accounts for the term loan facility with Comerica Bank was zero and $17.5 million, respectively, which was classified as current and non-current restricted cash and investments on the Company’s condensed consolidated balance sheet (see Note 6).

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

The Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Mitsubishi Bank Loans also include customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, restraint on business, dissolution, bankruptcy, attachment and misrepresentations. In February 2015, the Company used a portion of the proceeds of the Mitsubishi Bank Loans to repay the then-outstanding loan related to the acquisition of NeoPhotonics Semiconductor, which had an outstanding principal and interest amount of approximately 710 million JPY ($6.0 million) and the remainder will be used for general working capital. As of June 30, 2015, outstanding principal balance under the Mitsubishi Bank Loans was approximately 1.5 billion JPY (approximately $11.9 million) and the Company was in compliant with the related covenants.

At June 30, 2015, maturities of long-term debt were as follows (in thousands):

2015 (remaining six months)	$16,207
2016	815
2017	815
2018	4,888
2019	815
Thereafter	4,210
$27,750

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

As a result of these changes to the DBCPP and the RAP, the Company recorded a curtailment gain of $0.1 million in the quarter ended March 31, 2014. The pension liability at June 30, 2015 and December 31, 2014 was $4.9 million and $5.1 million, respectively, of which $0.1 million was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

The Company contributed $15,000 to the DBCPP from January 1, 2014 to February 28, 2014.  Because the DBCPP transitioned to the DCP on that date, no further contributions to the DBCPP are required.

Net periodic pension costs associated with these plans included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$—	$—	$—	$53
Interest cost	—	—	—	13
Amortization	—	—	—	1
Net periodic pension costs	$—	$—	$—	$67

Note 10. Commitments and contingencies

Litigation

From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and if the Company believes it is probable that the case will be ruled against it. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined) that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the U.S. District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and the Company, or collectively, the co-defendants. In the complaint Finisar alleged infringement of certain of its U.S. patents. In 2010 the Company filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims. The court dismissed without prejudice all co-defendants (including the Company) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each defendant. This dismissal does not prevent Finisar from bringing a new similar lawsuit against the Company. In 2011 the Company and Finisar agreed to suspend their respective claims and in 2012 they further agreed to toll their respective claims. While there has been no action on this matter since 2012, the Company is currently unable to predict the outcome of this dispute and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

On January 2, 2013, the Company was served with a lawsuit, filed in Belgium by a distributor called Laser 2000 Beneluo SA (“Laser 2000”) claiming unpaid commissions. The distributor agreement was formally terminated as of January 3, 2012. The Company paid $492,000 to Laser 2000 as partial settlement of claims and to avoid penalties from the Court and submitted a legal brief to court on September 16, 2013. Laser 2000 filed a response on December 16, 2013 and the Company filed the final rebuttal brief on January 30, 2014. On March 23, 2015, the Belgian Court issued a ruling awarding Laser 2000 approximately one million euros in damages (approximately $1,100,000 at current exchange rates). The Company is appealing this verdict, but is unable to predict the duration or outcome of the appeal or the overall lawsuit at this time. The Company does not believe it will ultimately be liable for the full amount of damage; however, in light of developments in the case, the Company increased its accrual for estimated probable net litigation expense relating to this matter in March 2015.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of June 30, 2015, the Company does not have any material indemnification claims that were probable or reasonably possible.

Leases

The Company leases various facilities under non-cancelable operating leases expiring through 2023.  As of June 30, 2015, future minimum payments under these operating leases totaled $6.9 million and future minimum sublease receipts was approximately $1.7 million. Rent expense was $0.6 million and $1.1 million in the three months and six months ended June 30, 2015, respectively, and $0.5 million and $1.0 million in the three and six months ended June 30, 2014, respectively.

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

In March 2015, the Company extended the Investment Commitment deadline to June 30, 2015 and then further amended the Investment Commitment in July 2015. The amendment became effective on June 30, 2015 and provides that the maximum amount of penalties (the ‘Penalty Payment’) to be paid by the Company will not exceed $5.0 million in the aggregate. In addition, the amendment also provides for an updated investment plan for the Company’s Russia subsidiaries that includes non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones through fiscal year 2019. If certain of the Investment Commitments are not achieved in the indicated time frames in 2016 and 2019, the Company also has the ability to pay exit fees (see Note 14).

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

The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other expense, net. The estimated fair value of this derivative was $0.4 million and $0.5 million as of June 30, 2015 and December 31, 2014, respectively.

Separately, in December 2014, the Company entered into a Commitment to File a Registration Statement and Related Waiver of Registration Rights, whereby Open Joint Stock Company “RUSNANO” or Rusnano waived certain registration rights in connection with a potential offering by the Company of shares of the Company’s common stock, and the Company committed to file with the U.S. Securities and Exchange Commission a resale registration statement on Form S-1 covering the resale of all shares of the Company’s common stock held by Rusnano. The Company filed such resale registration statement in April 2015 (See Note 11).  Rusnano also waived its demand registration rights under the original rights agreement and agreed to enter into a lock up agreement with the Company whereby it would agree not to sell any shares of the Company’s common stock, or engage in certain other transactions relating to the Company’s securities, for a period of 60 days from the filing date of the resale registration statement. Rusnano signed such lock up agreement with the Company on April 2, 2015. In addition, in connection with the Company’s public stock offering completed in the second quarter of 2015 (see Note 11), Rusnano entered into a separate lock up agreement with Needham & Company, LLC, the lead underwriter of the offering, whereby it agreed not to sell any shares of the Company’s common stock, or engage in certain other transactions relating to the Company’s securities, for a period of 180 days from May 21, 2015.

Note 11. Stockholders’ equity

Common Stock

As of June 30, 2015, the Company had reserved 7,343,527 common stock shares for issuance under its stock option plans and 678,438 common stock shares for issuance under its stock purchase plan.

Resale Registration Statement

In April 2015, the Company filed a resale registration statement, which registered 4,972,905 shares of the Company’s common stock, at a par value of $0.0025 per share, held by Rusnano. The Company does not receive any proceeds from any sales of the Company’s common stock held by Rusnano (See Note 10).

Follow-On Public Offering

In the second quarter of 2015, the Company completed a follow-on offering, in which the Company sold 6,866,689 shares of its common stock, including 895,655 shares of common stock sold upon the exercise in full of the overallotment option by the underwriters, at a public offering price of $7.25 per share. The Company raised approximately $45.6 million, net of underwriting discounts of $3.0 million and other offering expenses of approximately $1.2 million.

Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	June 30, 2015	December 31, 2014
Foreign currency translation adjustment	$5,981	$5,391
Unrealized gains on available-for-sale securities	1	6
Defined benefit pension plan adjustment	(71)	(71)
	$5,911	$5,326

No material amounts were reclassified out of accumulated other comprehensive income during the three and six months ended June 30, 2015 and 2014 for realized gains or losses on available-for-sale securities.

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

Note 12. Stock-based compensation

The following table summarizes the stock-based compensation expense recognized for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Cost of goods sold	$410	$455	$780	$785
Research and development	501	408	994	1,115
Sales and marketing	447	587	900	960
General and administrative	568	273	1,308	764
	$1,926	$1,723	$3,982	$3,624

Determining Fair Value

The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options
Weighted-average expected term (years)	5.6	5.1	5.4	5.1
Weighted-average volatility	64%	69%	64%	70%
Risk-free interest rate	1.37%-1.54%	1.73%	1.37%– 1.65%	1.73%–1.75%
Expected dividends	—	—	—	—
Stock appreciation units
Weighted-average expected term (years)	3.6	2.4	3.7	2.3
Weighted-average volatility	62%	56%	63%	57%
Risk-free interest rate	0.26%-1.24%	0.13%—0.90%	0.25%– 1.57%	0.13%–0.90%
Expected dividends	—	—	—	—
ESPP
Weighted-average expected term (years)	0.5	0.4	0.5	0.7
Weighted-average volatility	59%	56%	59%	54%
Risk-free interest rate	0.14%	0.05%	0.14%	0.05%–0.13%
Expected dividends	—	—	—	—

Stock Options and Restricted Stock Units (RSUs)

The following table summarizes the Company’s stock option and RSU activity in the six months ended June 30, 2015:

	Stock Options		Restricted Stock Units
	Number of shares	Weighted average exercise price	Number of units	Weighted average grant date fair value
Balance at December 31, 2014	4,899,713	$4.07	655,729	$6.19
Granted	210,200	4.59	178,154	6.35
Exercised/Converted	(67,065)	4.13	(194,277)	6.55
Forfeited and canceled	(97,601)	4.89	(20,935)	5.52
Balance at June 30, 2015	4,945,247	$4.07	618,671	$6.15

During the six months ended June 30, 2015, the Company issued fully vested RSUs covering 139,954 shares of common stock to certain eligible employees, in lieu of cash bonus payments earned in 2014, with a total grant date fair value of $0.9 million.

Stock appreciation units (“SAUs”)

SAUs are liability classified share-based awards. The Company did not grant any SAUs during the three and six months ended June 30, 2015 or 2014. As of June 30, 2015 and December 31, 2014, there were 355,819 and 375,833 SAUs outstanding.  Outstanding SAUs were re-measured each reporting period at fair value.

Employee Stock Purchase Plan (“ESPP”)

As of June 30, 2015 there was $0.1 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2015.

Note 13. Income taxes

The provision for income taxes is based upon the income (loss) before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Provision for income taxes	$(1,127)	$(97)	$(1,541)	$(859)

The Company’s income tax expense for the three and six months ended June 30, 2015 and 2014 was primarily related to income taxes of the Company’s non-U.S. operations.

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

Due to historic losses in the U.S., the Company has a full valuation allowance on its U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

As of June 30, 2015, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2014.

Note 14. Subsequent Event

Subsequent event, through the filing of this report, included the following:

Amendment to Rights Agreement with Rusnano

In July 2015, the Company entered into an Amendment to Rights Agreement relating to the Rights Agreement dated as of April 27, 2012 between the Company and Rusnano. The Amendment to Rights Agreement became effective on June 30, 2015. It provides an updated investment plan for the Company’s Russian subsidiaries that includes the non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones of approximately one-half of the overall investment through fiscal year 2019. It also provides that the maximum amount of penalties to be paid by the Company will not exceed $5.0 million in the aggregate. If certain of the Investment Commitments are not achieved in the indicated time frames in 2016 and 2019, the Company also has the ability to pay exit fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2015 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended June 30, 2015 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2015 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

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

Recognizing our focus on growth in our 100Gbps (“100G”) and beyond products, we have realigned our product group reporting for 2015 to “High Speed Products” which includes products designed for 100G and beyond applications and “Network Products and Solutions”, which comprises all products designed for applications below 100G, and includes 40G products previously included in our “High Speed Products” group.

In the three and six months ended June 30, 2015, our revenue growth of 10% and 15%, respectively, compared to the same periods in 2014, was driven primarily by demand for our High Speed Products, which includes the tunable laser products acquired from EMCORE in January 2015, as carriers continued to accelerate deployment of high capacity optical transport networks worldwide, particularly in China. Our gross margin increased to 30.6% and 30.1% in the three and six months ended June 30, 2015, respectively, compared to 18.8% and 19.5% in the three and six months ended June 30, 2014, respectively, primarily attributable to a volume increase in High Speed Products, designed for 100G and above operation, product pruning and our ongoing efforts to reduce costs.

We expect continued volume growth for our High Speed Products, although quarter-to-quarter results may show considerable variability as is usual in a rapid initial ramp-up for a new technology.  Similar to revenue, our gross margins may fluctuate materially depending on a variety of factors including average selling price changes, product mix, volume, manufacturing utilization and ongoing manufacturing process improvements.

We have completed the discontinuation of certain products that accounted for approximately $23 million of total revenue in 2014 and are expected to account for less than 2% of anticipated total revenue in 2015.  These products, which are in the end of life, had relatively low gross margins.  This action is expected to lower our annual revenue growth while improving gross margin and profitability.

Follow-On Public Offering

On May 27, 2015, we completed our follow-on offering of 5,971,034 shares of our common stock in a registered public offering at $7.25 per share. On May 27, 2015, the underwriters in our follow-on offering exercised an option to purchase 895,655 shares of our common stock at a price of $7.25 per share, which was completed on June 1, 2015. We raised approximately $45.6 million, net of underwriting costs and other directly related costs of approximately $4.1 million.

Amendment to Rights Agreement with Rusnano

In July 2015, we entered into an Amendment to Rights Agreement relating to the Rights Agreement dated as of April 27, 2012 between us and Open Joint Stock Company “RUSNANO”, or Rusnano. The Amendment to Rights Agreement became effective on June 30, 2015. It provides for an updated investment plan for our Russian subsidiaries that includes the licensing of non-cash intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones of approximately one-half of the overall investment through fiscal year 2019, and provides that the maximum amount of penalties to be paid by us will not exceed $5.0 million in the aggregate. If certain of the Investment Commitments are not achieved in the indicated time frames in 2016 and 2019, we also have the ability to pay exit fees. For more information, see “—Liquidity and capital resources—Private placement transaction” below.

Debt Refinancing Arrangements

During the first quarter of 2015, we restructured our term loan led by Comerica Bank to eliminate the restricted cash requirement and increased our Comerica borrowing capacity from $20.0 million as of December 31, 2014 to $30.0 million as of June 30, 2015. In February 2015, we entered into a new financing arrangement with Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) which paid off our mortgage from the semiconductor Optical Components Business Unit of LAPIS Semiconductor Co., Ltd. (“LAPIS”), a wholly-owned subsidiary of Rohm Co., Ltd. of Japan and increased our available cash balances through two long-term mortgage instruments totaling 1.5 billion JPY ($11.9 million).  By restructuring our debt, we eliminated certain cash restrictions and improved our cash availability for 2015.

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2015 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. Revenue is recognized when title of our products passes to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our first quarter revenue is typically seasonally lower than the rest of the year due to lower capacity utilization and the impact on average selling prices from annual price negotiations. Our sales transactions to customers are denominated primarily in Chinese Renminbi (“RMB”), Japanese Yen (“JPY”) or U.S. dollars. Our revenue in 2015 includes the tunable laser product lines acquired from EMCORE.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Total revenue	$85,372	$77,451	$7,921	10%	$166,756	$145,619	$21,137	15%

We have generated most of our revenue from a limited number of customers. Customers accounting for more than 10% of our total revenue and revenue from our top ten customers in three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd	40%	39%	40%	37%
Ciena Corporation	22%	13%	23%	14%
Alcatel-Lucent SA	11%	12%	10%	12%
Percent of revenue from top ten customers	91%	89%	90%	88%

We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our other key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. Three customers accounted for 46%, 14% and 10% of our total accounts receivable as of June 30, 2015 and two customers accounted for 45% and 10% of our total accounts receivable as of December 31, 2014.

Three Months Ended June 30, 2015 Compared With Three Months Ended June 30, 2014

Our revenue increased $7.9 million, or 10%, in the three months ended June 30, 2015, compared to the same period in 2014, primarily due to an increase in revenue from our High Speed Products. The increase from High Speed Products revenue was partially offset by a decrease in revenue from our Network Products and Solutions group partly attributable to our product pruning effort. In the three months ended June 30, 2015, our High Speed Products represented approximately 59% of total revenue while Network Products and Solutions represented approximately 41% of total revenue.

Six Months Ended June 30, 2015 Compared With Six Months Ended June 30, 2014

Our revenue increased $21.1 million, or 15%, in the six months ended June 30, 2015, compared to the same period in 2014, primarily due to an increase in revenue from our High Speed Products. The increase from High Speed Products revenue was partially offset by a decrease in revenue from our Network Products and Solutions group partly attributable to our product pruning effort. In the six months ended June 30, 2015, our High Speed Products represented approximately 58% of total revenue while Network Products and Solutions represented approximately 42% of total revenue.

Cost of goods sold and gross profit

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

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors including the introduction of new products, production volume, production volume compared to sales over time, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, stock-based compensation, write-downs of excess and obsolete inventories and warranty costs. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate, particularly in the quarters in which the negotiations occurred. Our first quarter gross margins are typically seasonally lower than the rest of the year due to lower capacity utilization and the impact on average selling prices from annual price negotiations. Our cost of goods sold and gross profit in 2015 include the tunable laser product lines acquired from EMCORE.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of goods sold	$59,226	$62,883	$(3,657)	-6%	$116,557	$117,251	$(694)	-1%
Gross profit	26,146	14,568	11,578	79%	50,199	28,368	21,831	77%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Gross margin	31%	19%	30%	19%

Three Months Ended June 30, 2015 Compared With Three Months Ended June 30, 2014

Gross profit increased $11.6 million, or 79%, to $26.1 million in the three months ended June 30, 2015, compared to $14.6 million in the same period in 2014. Gross margin increased approximately 12 percentage points in the three months ended June 30, 2015, compared to the same period in 2014. The increases are primarily attributable to an increase in volume and related cost reduction activities as well as product mix related to our High Speed Products and product pruning.

Six Months Ended June 30, 2015 Compared With Six Months Ended June 30, 2014

Gross profit increased $21.8 million, or 77%, to $50.2 million in the six months ended June 30, 2015, compared to $28.4 million in the same period in 2014. Gross margin increased approximately 11 percentage points in the six months ended June 30, 2015, compared to the same period in 2014. The increases are primarily attributable to an increase in volume and related cost reduction activities as well as product mix related to our High Speed Products and product pruning.

Operating expenses

Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation. Our operating expenses are denominated primarily in RMB, JPY and U.S. dollars. Our operating expenses in 2015 include the tunable laser product lines acquired from EMCORE.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014			2015	2014
(in thousands, except percentages)	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
Research and development	$11,457	$12,085	$(628)	-5%	$21,939	$24,141	$(2,202)	-9%
Sales and marketing	3,906	3,571	335	9%	7,650	6,982	668	10%
General and administrative	7,419	8,193	(774)	-9%	15,615	17,180	(1,565)	-9%
Amortization of purchased intangible assets	448	379	69	18%	897	758	139	18%
Acquisition-related costs	147	-	147	0%	287	-	287	0%
Restructuring charges	20	-	20	0%	26	-	26	0%
Escrow settlement gain	-	(3,886)	3,886	-100%	-	(3,886)	3,886	-100%
Total operating expenses	$23,397	$20,342	3,055	15%	$46,414	$45,175	1,239	3%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended June 30, 2015 Compared With Three Months Ended June 30, 2014

Research and development expense decreased by $0.6 million, or 5%, in the three months ended June 30, 2015 compared to the same period in 2014. The decrease was primarily due to a $0.7 million net reduction in development prototype and material related spending and a $0.6 million decrease in payroll and benefit costs, partially offset by a $0.6 million increase in bonus accrual in the three months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared With Six Months Ended June 30, 2014

Research and development expense decreased by $2.2 million, or 9%, in the six months ended June 30, 2015 compared to the same period in 2014.  The decrease was primarily due to a $1.8 million net reduction in development prototype and material related spending, a $0.7 million decrease in payroll and benefit costs as a result of past restructuring effort, a $0.4 million decrease in overhead charges and a $0.2 million decrease in administrative costs, partially offset by a $1.0 million increase in bonus accrual and a $0.6 million increase in outside consulting fees in the six months ended June 30, 2015. We intend to continue to invest in research and development activities, including new products that will further enhance our competitive position and expect this expense to increase as we grow our business over time.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.

Three Months Ended June 30, 2015 Compared With Three Months Ended June 30, 2014

Sales and marketing expense increased by $0.3 million, or 9%, in the three months ended June 30, 2015 compared to the same period in 2014 primarily due to a $0.3 million increase in bonus accrual.

Six Months Ended June 30, 2015 Compared With Six Months Ended June 30, 2014

Sales and marketing expense increased by $0.7 million, or 10%, in the six months ended June 30, 2015 compared to the same period in 2014 primarily due to a $0.3 million increase in payroll and stock-based compensation expense and a $0.3 million increase in bonus accrual and other variable compensation. We expect to continue to focus on controlling our sales and marketing expenses in 2015 even as our business grows.

General and administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance,  human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

Three Months Ended June 30, 2015 Compared With Three Months Ended June 30, 2014

General and administrative expense decreased by $0.8 million, or 9%, in the three months ended June 30, 2015 compared to the same period in 2014, mainly due to a $1.2 million decrease in audit and consulting fees as in the 2014 period we were in the process of completing the restatement of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2013 and strengthening our internal controls, a $0.4 million decrease in facility related costs and a $0.3 million decrease in legal fees. The decrease was partially offset by an approximately $0.6 million increase in payroll and benefit expenses and a $0.3 million increase in bonus accrual.

Six Months Ended June 30, 2015 Compared With Six Months Ended June 30, 2014

General and administrative expense decreased by $1.6 million, or 9%, in the six months ended June 30, 2015 compared to the same period in 2014, mainly due to a $3.0 million decrease in audit and consulting fees as in the 2014 period we were in the process of completing the restatement of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2013 and strengthening our internal controls, as well as a $1.1 million decrease in facility and overhead charges. The decrease was partially offset by a $1.6 million increase in payroll and benefits and a $0.6 million increase in bonus accrual. We expect to continue to focus on controlling our general and administrative expenses in 2015.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives.  Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships and other agreements are recorded within operating expenses.  Amortization of purchased intangibles included in operating expenses increased slightly in the three and six months ended June 30, 2015 primarily due to the amortization of intangible assets from our acquisition of EMCORE’s tunable laser products in January 2015.

Acquisition-related transaction costs

In connection with our acquisition of tunable laser products from EMCORE, we incurred $0.1 million and $0.3 million in acquisition-related transaction costs in the three and six months ended June 30, 2015, respectively, related to legal, accounting and other professional services.

Restructuring charges

In 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus on our strategy execution, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions primarily in the U.S and in China. Restructuring charges in the three and six months ended June 30, 2015 were $0.1 million and $0.2 million, respectively.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest income	$23	$38	$(15)	-39%	$53	$103	$(50)	-49%
Interest expense	(456)	(311)	(145)	47%	(962)	(562)	(400)	71%
Other income (expense), net	602	(635)	1,237	-195%	556	(1,242)	1,798	-145%
Total	$169	$(908)	1,077	-119%	$(353)	$(1,701)	1,348	-79%

Total interest and other income (expense), net increased by $1.1 million in the three months ended June 30, 2015 compared to the same period in 2014, mainly due to a $1.2 million increase in other income (expense), net primarily driven by favorable foreign exchange fluctuations as a result of stronger U.S. Dollar.

Total interest and other income (expense), net, decreased by $1.3 million in the six months ended June 30, 2015 compared to the same period in 2014, mainly due to a $1.8 million increase in other income (expense), net primarily driven by favorable foreign exchange fluctuations, partially offset by a $0.4 million increase in interest expense as a result of our financing activities in the U.S., China and Japan.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Provision for income taxes	$(1,127)	$(97)	$(1,030)	1062%	$(1,541)	$(859)	$(682)	79%

Our income tax provision in the three and six months ended June 30, 2015 was primarily related to income taxes of our non-U.S. operations.

Liquidity and capital resources

At June 30, 2015, we had working capital of $155.3 million and total cash, cash equivalents and short-term investments of $100.4 million, of which 15% was held in accounts by our subsidiaries in China and 5% was held in accounts by our subsidiaries in Japan. In addition, we had $4.0 million in restricted cash in accounts held by our subsidiaries in China as of June 30, 2015.

Approximately $7.1 million of our accumulated deficit at December 31, 2014 was subject to restrictions due to the fact that our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.  This restricted amount is not distributable as cash dividends except in the event of liquidation.

On May 27, 2015, we completed our follow-on offering of 5,971,034 shares of our common stock in a registered public offering at $7.25 per share. On May 27, 2015, the underwriters in our follow-on offering exercised an option to purchase 895,655 shares of our common stock at a price of $7.25 per share, which was completed on June 1, 2015. We raised approximately $45.6 million, net of underwriting costs and other directly related costs of approximately $4.1 million.

We have a bank credit agreement with Comerica Bank in the U.S. Our original credit agreement with Comerica Bank required the maintenance of specified financial covenants, including a debt to EBITDA ratio and liquidity ratios.  The agreement also restricts our ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of its U.S. assets, other than intellectual property assets. On May 19, 2014, we executed an amendment to the credit agreement that waived the testing of certain covenants for compliance, provided that we maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access.  In January 2015, we executed an amended credit agreement with Comerica to eliminate the compensating balance requirement and modified the financial covenants, including the maintenance of a modified EBITDA and certain liquidity covenants, and replaced our $20.0 million revolving credit facility with a $25.0 million senior secured revolving credit line. In January 2015, we also repaid the remaining Comerica term loan balance and borrowed $15.8 million under the amended revolving credit facility. In March 2015, we further amended our credit agreement with Comerica to increase our borrowing capacity from $25.0 million to $30.0 million, subject to covenant requirements.

Amounts borrowed under the Comerica Bank credit facility, as amended, are due on or before November 2, 2016 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of June 30, 2015, the rate on the LIBOR option was 2.93% outstanding balance was $15.8 million, which was repaid in full in July 2015.

As of June 30, 2015 and December 31, 2014, the amount of our cash and investments in its compensating balance accounts for the credit arrangement with Comerica Bank was zero and $17.5 million, respectively, which was classified as current and non-current restricted cash and investments on our condensed consolidated balance sheet.

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

In June 2015, our subsidiary in China renewed its short-term line of credit facility with a banking institution. Under the renewed agreement, which expires in June 2016, RMB 120.0 million ($19.6 million) can be used for short-term loans, which bears interest at varying rates, or up to approximately RMB 171.4 million ($28.1 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement).  In September 2014, our China subsidiary renewed its second short-term line of credit facility with a banking institution, under which RMB 150.0 million ($24.6 million) can be used for short-term loan or up to approximately RMB 214.3 million ($35.1 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expires in September 2015. As of June 30, 2015 and December 31, 2014, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $13.2 million and $12.8 million, respectively.

As of June 30, 2015 and December 31, 2014, the compensating balance for these bank acceptance drafts totaled $4.0 million and $3.8 million, respectively, and was classified as restricted cash and investments on our consolidated balance sheets. In 2014, our subsidiary in China entered into two $5.0 million short-term advance financing agreements under one of its line of credit facilities to borrow a total of $10.0 million against export sales to us as its parent company, with interest rates ranging from 2.33% to 4.02% per annum, respectively, and expiration dates in April 2015 and May 2015, respectively. Interest and the principal were due upon expiration. In April 2015 and May 2015, we repaid each of these two $5.0 million advance financing agreements. In April 2015, we executed a new $5.0 million advance financing agreement that bears interest at approximately 3.71% and expires on October 8, 2015.

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

The Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to our Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Mitsubishi Bank Loans also include customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, restraint on business, dissolution, bankruptcy, attachment and misrepresentations. In February 2015, we used a portion of the proceeds of the Mitsubishi Bank Loans to repay the then-outstanding outstanding principal and interest amount of approximately 710 million JPY ($6.0 million) under the loan from the acquisition of NeoPhotonics Semiconductor.

As of June 30, 2015, our total outstanding balance under the two Mitsubishi Banks Loans was 1.5 billion JPY (approximately $11.9 million).

On January 2, 2015, we closed an acquisition of the tunable laser product lines of EMCORE for approximately $17.5 million. Consideration for the transaction consisted of $1.5 million in cash and a promissory note of approximately $16.0 million, which was subject to certain adjustments for inventory, net accounts receivable and pre-closing revenues and was subsequently adjusted to $15.5 million and was fully repaid in April 2015.

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

Private placement transaction

In April 2012, we entered into a rights agreement with Rusnano, one of our principal stockholders. Under the rights agreement, we agreed to make a $30.0 million investment commitment (the “Investment Commitment”) toward our Russian operations. The Investment Commitment can be partially satisfied by cash and/or non-cash investment inside or outside of Russia and/or by way of non-cash asset transfers.

In July 2015, we amended our rights agreement with Rusnano. The amendment to the rights agreement became effective on June 30, 2015 and provides for an updated investment plan for our Russian subsidiaries that includes a non-cash transfer of licensing rights to intellectual property, non-cash transfers of exiting equipment and commitments to complete the remaining milestones of approximately one-half of the overall investment through fiscal year 2019. It also provides that the maximum amount of penalties to be paid by us will not exceed $5.0 million in the aggregate, with the following penalties for failure to meet specified milestones and exit options at the end of the following years, subject to a 90-day cure period (“Cure Period”) following such years:

•

By December 31, 2015, if the actual cumulative investment and spending to the Company’s Russian subsidiaries is less than $13.0 million, or if the Company has not sold any products manufactured by its Russian subsidiary, or if the Company has not completed agreed-upon manufacturing milestones, then the Company will be subject to a $5.0 million penalty within 30 days after the end of the applicable Cure Period; if the cumulative investments and spending to the Company’s Russian subsidiaries are less than $15.4 million but more than $13.0 million by December 31, 2015 and is not cured within the applicable Cure Period, the Company will be subject to a $1.5 million penalty within 30 days after the end of the applicable Cure Period.

•

By December 31, 2016, if the actual cumulative investment and spending to the Company’s Russian subsidiaries is less than $18.8 million, the Company will be subject to a $1.5 million penalty within 30 days after the end of the applicable Cure Period.

•

At the end of 2016, the Company will be subject to pay an exit fee of $3.5 million to Rusnano should the Company decide to cease the operations of its Russian subsidiaries, provided that the cumulative investments and spending including the tangible asset transfers, other than intangible asset transfers which is limited to a maximum valuation of $5.7 million, exceed $10.0 million.

•

At the end of 2019, the Company will be subject to pay an exit fee of $2.0 million to Rusnano should the Company decide to cease the operations of its Russian subsidiaries, if the cumulative investments and spending are less than $30.0 million.

Separately, on December 18, 2014, we entered into a Commitment to file a Registration Statement and Related Waiver of Registration Rights, whereby Rusnano waived certain registration rights in connection with a potential offering by us of shares of our common stock, and we committed to file with the SEC a resale registration statement on Form S-1 covering the resale of all shares of our common stock held by Rusnano. We filed such resale registration statement on April 6, 2015 to register 4,972,905 shares of our common stock held by Rusnano. Rusnano also waived its demand registration rights under the original rights agreement and agreed to enter into a lock up agreement with us whereby it would agree not to sell any shares of our common stock, or engage in certain other transactions relating to our securities, for a period of 60 days from the filing date of the resale registration statement. Rusnano signed such lock up agreement with us on April 2, 2015. In connection with our public stock offering completed in the second quarter of 2015, Rusnano entered into a separate lock up agreement with Needham & Company, LLC, the lead underwriter of the offering, whereby it agreed not to sell any shares of our common stock, or engage in certain other transactions relating to our securities, for a period of 180 days from May 21, 2015. We do not receive any proceeds from any sales of our common stock held by Rusnano.

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended June 30,
(in thousands)	2015	2014
Net cash provided by (used in) operating activities	$15,122	$(20,307)
Net cash provided by (used in) investing activities	3,475	(12,496)
Net cash provided by financing activities	30,666	3,627
Effect of exchange rates on cash and cash equivalents	(163)	118
Net increase (decrease) in cash and cash equivalents	$49,100	$(29,058)

Operating activities

Net cash provided by operating activities was $15.1 million in the six months ended June 30, 2015, which was a $35.4 million increase from $20.3 million used in operating activities in the same 2014 period. The increase was primarily attributable to a $1.9 million net income in the 2015 period compared to a $19.4 million net loss in the 2014 period, a $22.8 million increase in cash flows from accounts receivable due to collections and a $6.8 million increase in cash flows from prepaid expenses and other assets primarily due to higher prepaid value-added tax payments in the 2014 period, partially offset by a $11.0 million decrease in inventory due to product demand and a $8.2 million decrease in cash flows from accounts payable due to timing of payments.

Investing activities

Net cash provided by investing activities was $3.5 million in the six months ended June 30, 2015, compared to $12.5 million used in investing activities in the same 2014 period.  The change was driven by a $25.0 million decrease in restricted cash primarily due to the removal of compensating balance associated with our Comerica credit arrangement and a $9.2 million decrease in purchase of marketable securities in 2015, partially offset by a $18.7 million decrease in proceeds from sales and maturities of marketable securities.

Financing activities

Net cash provided by financing activities was $30.7 million in the six months ended June 30, 2015, a $27.0 million increase from $3.6 million provided by financing activities in the same 2014 period. The increase was largely due to $46.3 million in net proceeds from issuance of common stock in a public offering in 2015, a $24.7 million increase in proceeds from issuance of bank loans in 2015 and a $2.0 million contingent consideration payment in 2014. The increase was partially offset by a $42.2 million decrease due to repayments of the loan associated with the NeoPhotonics Semiconductor acquisition, the Amended EMCORE Note and the Comerica term loan, a $2.0 million decrease related to repayment of notes payable, a $1.0 million decrease due to less proceeds from stock issued under the employee stock purchase plan and stock option exercises, along with a $0.7 million decrease related to less proceeds from issuance of notes payable.

Contractual obligations and commitments

As of June 30, 2015, our principle commitments consist of obligations under operating leases, purchase commitments, debt and other contractual obligations. There have been no significant changes to these obligations during the six months ended June 30, 2015 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Off-balance sheet arrangements

During the six months ended June 30, 2015, we did not have any significant off-balance sheet arrangements other than our operating lease obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective as of June 30, 2015 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of our current legal proceedings, please refer to the information set forth under the “Litigation” section in Note 10, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Our products are typically sold pursuant to individual purchase orders or by use of a vendor-managed inventory, or VMI, model, which is a process by which we ship agreed quantities of products to a customer-designated location and those products remain our inventory and we retain the title and risk of loss for those products until the customer takes possession of the products. While our customers generally provide us with their demand forecasts and may give us a promised market share award, they are typically not contractually committed to buy any quantity of products beyond firm purchase orders. Many of our customers may increase, decrease, cancel or delay purchase orders already in place. We have experienced and expect to continue to experience wide fluctuations in demand from customers using VMI, particularly Huawei Technologies Co., Ltd. and their affiliate HiSilicon Technologies Co., Ltd., even in instances where we have built and shipped products to the customer-designated locations as VMI. In recent periods, there has been an increase in the number of our customers utilizing VMI, which may increase our exposure to risks of wide fluctuations in demand from VMI customer locations. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders, as well as fluctuations in VMI utilization by our customers, may cause us to incur an adverse effect on our revenues, as well as adversely affect our overall results of operations.

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

We have a history of losses and we may incur additional losses in future periods. As of June 30, 2015, our accumulated deficit was $300.3 million. We also expect to continue to make significant expenditures related to the ongoing operation and development of our business. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations.

*We are dependent on Huawei Technologies Co., Ltd. and their affiliate HiSilicon Technologies Co., Ltd., Ciena, Alcatel-Lucent SA and our other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Huawei Technologies Co., Ltd. or any of our other key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In the six months ended June 30, 2015, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd., and Ciena Corporation accounted for approximately 40% and 23% of our total revenue, respectively, and our top ten customers represented 90% of our total revenue. In 2014, Huawei Technologies Co., Ltd., Ciena Corporation, and Alcatel-Lucent SA accounted for 38%, 15% and 10% of our total revenue, respectively, and our top ten customers represented 88% of our total revenue. In 2013, Huawei Technologies Co., Ltd., Ciena Corporation and Alcatel-Lucent SA accounted for 27%, 16% and 14% of our revenue, respectively, and our top ten customers represented 86% of our total revenue. As a result, the loss of, or a significant reduction in orders from Huawei Technologies Co., Ltd., and its affiliate HiSilicon Technologies Co., Ltd., Alcatel-Lucent SA, Ciena Corporation or any of our other key customers would materially and adversely affect our revenue and results of operations. Adverse events affecting our customers could also adversely affect our revenue and results of operations.

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

We also face competition from some of our customers who evaluate our capabilities against the merits of manufacturing products internally, including Huawei Technologies Co., Ltd. and its affiliate, HiSilicon Technologies Co., Ltd. Due to the fact that such customers are not seeking to make a comparable profit directly from the manufacture of these products, they may have the ability to provide competitive products at a lower total cost than we would charge such customers. As a result, these customers may purchase less of our products and there would be additional pressure to lower our selling prices which, accordingly, would negatively impact our revenue and gross margin.

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

In addition, in connection with the private placement transaction, we entered into a rights agreement with the sponsoring investor. Pursuant to the rights agreement, we have agreed to make a $30.0 million investment towards our Russian operations. We are currently required to satisfy this total investment commitment over a period from 2012 to 2019. Pursuant to the rights agreement, failure to perform our investment commitments for specific years within this time period may result in an obligation to pay damages to the investor, up to a maximum amount of penalties of $5.0 million.

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

We have lending arrangements with several financial institutions, including a revolving credit agreement with Comerica Bank in the U.S. Our U.S. revolving credit agreement requires us to maintain certain financial covenants and limits our ability to take certain actions such as incurring some kinds of additional debt, paying dividends, or engaging in certain transactions like mergers and acquisitions, investments and asset sales without the lenders’ consent.

These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under our U.S. revolving credit agreement with Comerica Bank are secured by substantially all of our assets other than intellectual property assets, which limit our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

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

*Risks related to our operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue in the six months ended June 30, 2015 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our property, plant and equipment, 44% as of June 30, 2015, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. In addition, the terms of our U.S. revolving credit agreement with Comerica Bank restrict our ability to pay dividends. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price that you pay.

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

NeoPhotonics Corporation
Date:	August 10, 2015	By:	/S/ CLYDE RAYMOND WALLIN
Clyde Raymond Wallin
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	May 17, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010
4.3	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.	Form S-1	333-166096	4.3	April 15, 2010
4.4	Commitment to File Registration Statement and Related Waiver of Registration Rights by and between NeoPhotonics Corporation and Open Join Stock Company “RUSNANO” dated as of December 18, 2014.	Form S-1	333-201180	4.4	December 19, 2014
10.1	Amendment to Rights Agreement, dated as of July 13, 2015 and effective commencing June 30, 2015, by and between NeoPhotonics Corporation and Open Joint Stock Company “RUSNANO”.	Form 8-K	001-35061	10.1	July 15, 2015
10.2	True-Up Confirmation Agreement, dated as of April 16, 2015, by and between NeoPhotonics Corporation and EMCORE Corporation.	Form 8-K	001-35061	10.1	April 21, 2015
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+	Management compensatory plan or arrangement.
*	Translation to English of an original Japanese document.