Form 10-Q
period 2015-09-30
NEOPHOTONICS CORP
filed 2015-11-06
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 2015, there were 40,523,326 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	September 30,	December 31,
(In thousands, except par data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$77,250	$43,035
Short-term investments	23,302	—
Restricted cash and investments	3,062	5,504
Accounts receivable, net of allowance for doubtful accounts	77,830	77,597
Inventories	70,747	57,347
Prepaid expenses and other current assets	10,723	15,540
Total current assets	262,914	199,023
Property, plant and equipment, net	62,470	57,657
Restricted cash and investments, non-current	—	15,750
Purchased intangible assets, net	11,169	10,263
Goodwill	1,115	—
Other long-term assets	3,743	3,591
Total assets	$341,411	$286,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,465	$48,949
Notes payable and short-term borrowing	10,196	22,771
Current portion of long-term debt	24,563	2,445
Accrued and other current liabilities	21,406	22,728
Total current liabilities	110,630	96,893
Long-term debt, net of current portion	11,005	20,891
Deferred income tax liabilities	1,808	1,818
Other noncurrent liabilities	7,547	7,226
Total liabilities	130,990	126,828
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
At September 30, 2015, 40,478 shares issued and outstanding; at December 31, 2014, 32,752 shares issued and outstanding	101	82
Additional paid-in capital	507,969	456,189
Accumulated other comprehensive income	1,223	5,326
Accumulated deficit	(298,872)	(302,141)
Total stockholders’ equity	210,421	159,456
Total liabilities and stockholders’ equity	$341,411	$286,284

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Revenue	$83,560	$81,576	$250,316	$227,195
Cost of goods sold	59,788	61,512	176,345	178,763
Gross profit	23,772	20,064	73,971	48,432
Operating expenses:
Research and development	10,763	11,842	32,702	35,983
Sales and marketing	3,789	3,075	11,439	10,057
General and administrative	7,384	6,712	22,999	23,892
Amortization of purchased intangible assets	447	378	1,344	1,136
Asset impairment charge	368	—	368	—
Acquisition-related costs	180	—	467	—
Restructuring charges	18	504	44	504
Escrow settlement gain	—	—	—	(3,886)
Total operating expenses	22,949	22,511	69,363	67,686
Income (loss) from operations	823	(2,447)	4,608	(19,254)
Interest income	31	52	84	155
Interest expense	(171)	(375)	(1,133)	(937)
Other income, net	1,852	1,735	2,408	493
Total interest and other income (expense), net	1,712	1,412	1,359	(289)
Income (loss) before income taxes	2,535	(1,035)	5,967	(19,543)
Provision for income taxes	(1,157)	(902)	(2,698)	(1,761)
Net income (loss)	$1,378	$(1,937)	$3,269	$(21,304)

Basic net income (loss) per share	$0.03	$(0.06)	$0.09	$(0.67)
Diluted net income (loss) per share	$0.03	$(0.06)	$0.09	$(0.67)
Weighted average shares used to compute basic net income (loss) per share	40,367	32,383	36,303	31,930
Weighted average shares used to compute diluted net income (loss) per share	42,217	32,383	37,537	31,930

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net income (loss)	$1,378	$(1,937)	$3,269	$(21,304)
Foreign currency translation adjustments, net of zero tax	(4,687)	(2,281)	(4,098)	(3,118)
Defined benefit pension plans adjustment, net of tax of $73	—	—	—	118
Unrealized gains (losses) on available-for-sale securities, net of zero tax	(1)	—	(5)	3
Comprehensive loss	$(3,310)	$(4,218)	$(834)	$(24,301)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2015	2014
Cash flows from operating activities
Net income (loss)	$3,269	$(21,304)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,511	17,492
Stock-based compensation expense	5,418	4,812
Deferred taxes	719	76
Investment and debt related amortization	248	197
(Gain) loss on disposal of property and equipment	(22)	131
Adjustment to fair value of penalty payment derivative	(141)	(289)
Allowance for doubtful accounts	628	287
Asset impairment charges	368	—
Foreign currency remeasurement and other, net	(1,867)	(1,233)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,035	(14,781)
Inventories	(13,415)	5,224
Prepaid expenses and other assets	1,962	(4,270)
Accounts payable	(1,718)	4,974
Accrued and other liabilities	117	(2,744)
Net cash provided by (used in) operating activities	21,112	(11,428)
Cash flows from investing activities
Purchase of property, plant and equipment	(11,051)	(9,124)
Proceeds from sale of property, plant and equipment and other assets	200	8
Purchase of marketable securities	(28,936)	(9,654)
Proceeds from sale of marketable securities	12,938	9,634
Proceeds from maturity of securities	1,000	9,448
Decrease (increase) in restricted cash	9,784	(12,251)
Net cash used in investing activities	(16,065)	(11,939)
Cash flows from financing activities
Proceeds from public stock offering, net of offering costs	45,646	—
Proceeds from exercise of stock options and issuance of stock under ESPP	1,186	1,992
Tax withholding on restricted stock units	(688)	(370)
Proceeds from bank loans	56,512	8,105
Repayment of bank and acquisition-related loans	(70,162)	(8,651)
Proceeds from issuance of notes payable	16,999	18,822
Repayment of notes payable	(20,072)	(15,851)
Payment of acquisition-related contingent consideration	—	(1,985)
Net cash provided by financing activities	29,421	2,062
Effect of exchange rates on cash and cash equivalents	(253)	(527)
Net increase (decrease) in cash and cash equivalents	34,215	(21,832)
Cash and cash equivalents at the beginning of the period	43,035	57,101
Cash and cash equivalents at the end of the period	$77,250	$35,269
Supplemental disclosure of noncash investing and financing activities:
Modification of bank loan	$15,786	$—
Issuance of note to seller of acquired business	$15,482	$—
Transfer of restricted investments to short-term investments	$8,296	$—
Transfer of short-term investments to restricted investments	$—	$8,295
Changes in unpaid property, plant and equipment	$(768)	$302

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 1. Basis of presentation and significant accounting policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Concentration

In the three months ended September 30, 2015, Huawei Technologies Co. Ltd. and their affiliate HiSilicon Technologies (together with Huawei Technologies Co. Ltd., “Huawei”) and Ciena Corporation (“Ciena”) accounted for approximately 41% and 26% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 92% of the Company’s total revenue. In the three months ended September 30, 2014, Huawei and Ciena each accounted for approximately 35% and 17% of the Company’s total revenue, respectively, and the top ten customers represented approximately 88% of its total revenue. In the nine months ended September 30, 2015, Huawei and Ciena accounted for approximately 40% and 24% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 91% of its total revenue. In the nine months ended September 30, 2014, Huawei, Ciena and Alcatel-Lucent SA each accounted for approximately 36%, 15% and 11% of the Company’s total revenue, respectively, and the top ten customers represented approximately 88% of its total revenue.

As of September 30, 2015, two customers accounted for approximately 44% and 21% of the Company’s total accounts receivable. As of December 31, 2014, two customers accounted for 45% and 10% of the Company’s total accounts receivable.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies in the three and nine months ended September 30, 2015, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2014.

Recent accounting pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires an acquirer of a business to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company’s annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully-Benefit Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensus of the FASB Emerging Issues Task Force (“ASU 2015-12”). ASU 2015-12 requires (1) a pension plan to use contract value as the only measure for fully benefit-responsive investment contracts, (2) simplifies and increases the effectiveness of the investment disclosure requirements for employee benefit plans, and (3) provides benefit plans with a measurement-date practical expedient similar to the practical expedient provided to employers. This ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The amendments in parts I and II should be applied retrospectively to all financial statements presented, while the amendments in part III should be applied prospectively. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires entities to measure most inventory “at the lower of cost and net realizable value” but does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For the Company, this ASU is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company’s annual and interim reporting

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

periods beginning after December 15, 2015, with early adoption permitted.  In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EIFT Meeting (“ASU 2015-15”). ASU 2015-15 clarifies the SEC would not object an entity deferring and presenting debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”) to provide guidance to a customer’s accounting for cloud computing costs. Under ASC 2015-05, a customer must determine whether a cloud computing arrangement contains a software license and account for an arrangement that contains a software license element consistent with the accounting for other software licenses. An arrangement would contain a software license element if (a) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and (b) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. This guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”),  which eliminates from U.S. GAAP the concept of extraordinary items. The guidance eliminates the separate presentation of extraordinary items on the income statement, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or occurring infrequently. The new standard may be applied prospectively or retrospectively and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. In August 2015, the FASB issued an accounting standard update for a one-year deferral of the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017 and permits entities to early adopt the standard of ASU 2014-09 for annual and interim reporting periods beginning after December 15, 2016. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2. Net income (loss) per share

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$1,378	$(1,937)	$3,269	$(21,304)
Denominator:
Weighted average shares used to compute per share amount:
Basic	40,367	32,383	36,303	31,930
Dilutive effect of equity awards	1,850	-	1,234	-
Diluted	42,217	32,383	37,537	31,930

Basic net income (loss) per share	$0.03	$(0.06)	$0.09	$(0.67)
Diluted net income (loss) per share	$0.03	$(0.06)	$0.09	$(0.67)

The Company has excluded the impact of the following outstanding employee stock options, restricted stock units, common stock warrants and shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Employee stock options	1,256	3,735	1,670	3,735
Restricted stock units	26	668	26	668
Employee stock purchase plan	—	258	—	258
Common stock warrants	—	4	—	4
	1,282	4,665	1,696	4,665

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3. Cash, cash equivalents, short-term investments, and restricted cash and investments

The following table summarizes the Company’s cash, cash equivalents, short-term investments, and restricted cash and investments at September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$30,298	$43,035
Cash equivalents	46,952	—
Cash and cash equivalents	$77,250	$43,035
Short-term investments	$23,302	$—
Restricted cash and investments:
Restricted cash and investments, current	$3,062	$5,504
Restricted cash and investments, non-current	—	15,750
Total restricted cash and investments	$3,062	$21,254

The following table summarizes the Company’s unrealized gains and losses related to its cash equivalents, short-term investments, and restricted cash and investments in marketable securities designated as available-for-sale (in thousands):

	As of September 30, 2015				As of December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Marketable securities:
Money market accounts	$46,952	$—	$—	$46,952	$—	$—	$—	$—
Money market funds	13,442	—	—	13,442	4,587	—	—	4,587
Corporate bonds	5,840	1	(2)	5,839	2,004	6	—	2,010
Government-sponsored enterprise obligations	2,018	1	—	2,019	—	—	—	—
U.S. government securities	1,002	1	—	1,003	—	—	—	—
Commercial papers	999	—	—	999	—	—	—	—
Variable rate demand notes	—	—	—	—	1,700	—	—	1,700
Total	$70,253	$3	$(2)	$70,254	$8,291	$6	$—	$8,297
Reported within:
Cash equivalents	$46,952	$—	$—	$46,952	$—	$—	$—	$—
Short-term investments	23,301	3	(2)	23,302	—	—	—	—
Restricted cash and investments, non-current	—	—	—	—	8,291	6	—	8,297
Total	$70,253	$3	$(2)	$70,254	$8,291	$6	$—	$8,297

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of September 30, 2015 and December 31, 2014, maturities of marketable securities were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Less than 1 year	$66,916	$6,597
Due in 1 to 2 years	3,338	—
Due in 2 to 5 years	—	—
Due after 5 years	—	1,700
Total	$70,254	$8,297

Highly liquid investments with a maturity of 90 days or less at the date of purchase are considered cash equivalents, with the exception of money market funds and commercial paper which are classified as short-term investments.

The Company may sell its investments in the future to fund future operating needs and for strategic reasons. As a result, the Company recorded all its marketable securities in short-term investments as of September 30, 2015 and December 31, 2014, regardless of the contractual maturity date of the securities. Variable rate demand notes (“VRDNs”) are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as short-term investments, the put option allows the VRDNs to be liquidated at par on a seven-day settlement basis.

Realized gains and losses on the sale of marketable securities during the three and nine months ended September 30, 2015 and 2014 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three and nine months ended September 30, 2015 or 2014. As of September 30, 2015, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.  Fair value disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2015				As of December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents, short-term investments and restricted investments:
Money market funds	$13,442	$—	$—	$13,442	$4,587	$—	$—	$4,587
Time deposits	—	—	—	—	—	—	—	—
Money market accounts	—	46,952	—	46,952	—	—	—	—
Corporate bonds	—	5,839	—	5,839	—	2,010	—	2,010
Government-sponsored enterprise obligations	—	2,019	—	2,019	—	—	—	—
U.S. government securities	1,003	—	—	1,003	—	—	—	—
Commercial papers	—	999	—	999	—	—	—	—
Variable rate demand notes	—	—	—	—	—	1,700	—	1,700
Total	$14,445	$55,809	$—	$70,254	$4,587	$3,710	$—	$8,297
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$411	$—	$—	$411	$424	$—	$—	$424

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees.  The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan.  A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at September 30, 2015.  The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014.

The following table presents the Company's liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2015				As of December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Penalty payment derivative (Note 10)	$—	$—	$389	$389	$—	$—	$530	$530

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2015 or December 31, 2014.

Assets and Liabilities Not Measured at Fair Value

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, notes payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The fair value of the Company’s variable rate bank borrowings was not materially different than its carrying value as of September 30, 2015 and December 31, 2014 as the interest rates approximated rates available to the Company and the fair value of the Company’s acquisition-related debt at December 31, 2014 approximated its carrying value.

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

The Company’s preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed was based on estimated fair values as of the close of the acquisition. The fair values assigned to intangible assets acquired are based on valuations using estimates and assumptions provided by management, with the assistance of an independent third party appraisal firm. The excess purchase price over those fair values is recorded as goodwill. These estimates were determined through established and generally accepted valuation techniques. While the Company uses best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, estimates and assumptions are subject to refinement, including the acquired property, plant and equipment, prepaid and other current assets and accounts payable, as the Company is in the process of obtaining further information. As a result, during the preliminary measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. As of September 30, 2015, the Company recorded $1.1 million in goodwill, which represented the excess of the purchase price over the aggregate net estimated fair values of the assets acquired and liabilities assumed in the acquisition. Subsequent to the initial allocation of the assets acquired and liabilities assumed, the Company reduced the acquired net accounts receivable by $0.2 million, increased the acquired net inventories by $0.1 million, reduced the assumed sales tax accrual by $0.1 million, increased the acquired prepaid expenses and other current assets by an immaterial amount, and increased goodwill by a corresponding net amount.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes the allocation of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments (in thousands):

Total purchase consideration:
Cash paid	$1,500
Notes payable	15,482
Total	$16,982
Fair value of assets acquired:
Accounts receivable	$9,274
Inventories	1,693
Prepaid expenses and other current assets	670
Property, plant and equipment	6,917
Intangible assets acquired:
Developed technology	4,100
Customer relationships	700
Total	$23,354

Less: fair value of liabilities assumed:
Accounts payable	$(7,427)
Accrued liabilities	(60)
Total	$(7,487)
Goodwill	$1,115

Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The following table presents details of the purchase price allocated to the acquired intangible assets at the acquisition date:

	Useful	Purchased
	Life	intangible assets
	(In years)	(In thousands)
Developed technology	7	$4,100
Customer relationships	2	700
Total purchased intangible assets		$4,800

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation for the three and nine months ended September 30, 2015 and 2014 as though the companies had been combined as of the beginning of 2014. In the three and nine months ended September 30, 2015, revenue related to products acquired from EMCORE was $13.2 million and $39.5 million, respectively. The pro forma financial information reflects adjustments related to transactions costs of $0.3 million in the nine months September 30, 2015 and 2014, as well as immaterial employee expense in the nine months ended September 30, 2015. Incremental intangible amortization, inventory and depreciation adjustments were also added to the 2014 periods. There were no sales between the business acquired from EMCORE and the Company in the three and nine months ended September 30, 2015 and 2014.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$83,560	$95,683	$250,316	$262,217
Net income (loss)	$1,404	$(1,951)	$3,689	$(24,781)
Basic net income (loss) per share	$0.03	$(0.06)	$0.10	$(0.78)
Diluted net income (loss) per share	$0.03	$(0.06)	$0.10	$(0.78)

Note 6. Balance sheet components

Restricted cash and investments

Restricted cash and investments consist of the following (See Note 8) (in thousands):

	September 30, 2015	December 31, 2014
Restricted in connection with notes payable	$3,062	$3,754
Restricted in connection with Comerica Bank term loan	—	17,500
Total restricted cash and investments	$3,062	$21,254
Reported as:
Restricted cash and investments	$3,062	$5,504
Restricted cash and investments, non-current	—	15,750
Total restricted cash and investments	$3,062	$21,254

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable	$74,672	$69,839
Trade notes receivable	4,146	7,999
Allowance for doubtful accounts	(988)	(241)
	$77,830	$77,597

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Inventories, net

Inventories, net consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$29,487	$23,804
Work in process	13,866	13,600
Finished goods	27,394	19,943
	$70,747	$57,347

(1)Finished goods inventory at customer vendor managed inventory locations was $13.7 million and $6.4 million as of September 30, 2015 and December 31, 2014, respectively.

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Technology and patents	$37,685	$(30,474)	$7,211	$34,023	$(28,402)	$5,621
Customer relationships	15,226	(12,300)	2,926	14,725	(11,176)	3,549
Leasehold interest	1,338	(306)	1,032	1,386	(293)	1,093
Non-compete agreements	862	(862)	—	862	(862)	—
	$55,111	$(43,942)	$11,169	$50,996	$(40,733)	$10,263

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold, and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of goods sold	$836	$709	$2,512	$2,137
Operating expenses	447	378	1,344	1,136
Total	$1,283	$1,087	$3,856	$3,273

The estimated future amortization expense of purchased intangible assets as of September 30, 2015, is as follows (in thousands):

2015 (remaining three months)	$1,287
2016	4,463
2017	1,327
2018	1,149
2019	794
Thereafter	2,149
$11,169

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Employee-related	$13,519	$13,635
Accrued warranty	1,160	1,751
Penalty payment derivative	389	530
Deferred income tax liabilities	181	181
Other accrued expenses	6,157	6,631
	$21,406	$22,728

Warranty Accrual

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning balance	$1,254	$1,811	$1,751	$1,737
Warranty accruals	90	100	(85)	631
Settlements	(184)	(89)	(506)	(546)
Ending balance	$1,160	$1,822	$1,160	$1,822

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Pension and other employee-related	$5,362	$5,355
Other	2,185	1,871
	$7,547	$7,226

Note 7. Restructuring

In 2014, the Company initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus on its strategy execution, optimize its structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions primarily in the U.S. and in China. Restructuring charges recorded in the nine months ended September 30, 2015 was $0.2 million and was included within cost of goods sold and operating expenses. The remaining restructuring liability is expected to be paid through October 2015.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes activity associated with restructuring obligations during the nine months ended September 30, 2015 (in thousands):

	Workforce
	Reduction	Facilities	Total
Restructuring obligations, December 31, 2014	$54	$100	$154
Restructuring costs incurred	169	—	169
Cash payments	(223)	(90)	(313)
Restructuring obligations, September 30, 2015	$—	$10	$10

Note 8. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	September 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
	Carrying	Interest	Carrying	Interest
	Amount	Rate	Amount	Rate
Notes payable	$10,196	—	$12,771	—
Short-term borrowing	—	—	10,000	3.18%
Total notes payable and short-term borrowing	$10,196		$22,771
Long-term debt, current and non-current:
Bank borrowings-Comerica Bank	$23,800	2.95%	$17,500	3.16%
Bank borrowings-Mitsubishi Bank	12,038	1.53%	—	—
Acquisition-related debt	—	—	5,836	1.5%
Total long-term debt, current and non-current	35,838		23,336
Unaccreted discount within current portion of long-term debt	(72)		—
Unaccreted discount within long-term debt, net of current portion	(198)		—
Total long-term debt, net of unaccreted discount	$35,568		$23,336

Reported as:
Current portion of long-term debt	$24,563		$2,445
Long-term debt, net of current portion	11,005		20,891
Total long-term debt, net of unaccreted discount	$35,568		$23,336

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

In June 2015, the Company’s subsidiary in China renewed its short-term line of credit facility with a banking institution to an expiration date in June 2016. Under the renewed agreement, RMB 120.0 million ($18.9 million) can be used for short-term loans, which bears interest at varying rates, or up to approximately RMB 171.4 million ($26.9

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

million) can be used for bank acceptance drafts (with a 30% compensating balance requirement).  In September 2015, the Company’s China subsidiary renewed its second short-term line of credit facility with a banking institution, under which RMB 133.0 million ($20.9 million) can be used for short-term loan or up to approximately RMB 190.0 million ($29.9 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expires in September 2016. As of September 30, 2015 and December 31, 2014, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, under these line of credit facilities, had an outstanding balance of $10.2 million and $12.8 million, respectively.

As of September 30, 2015 and December 31, 2014, compensating balances relating to these bank acceptance drafts issued to suppliers and the Company’s subsidiaries totaled $3.1 million and $3.8 million, respectively. Compensating balances are classified as restricted cash and investments on the Company’s condensed consolidated balance sheets.

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

On April 21, 2015, the Company’s China subsidiary executed a $5.0 million advance financing agreement with one of its line of credit facilities at an interest rate based on a six-month LIBOR plus 330 basis points, or approximately 3.71%. Both interest and principal were due on October 8, 2015. The Company repaid the loan in September 2015.

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

Bank borrowings

The Company has a credit agreement with Comerica Bank as lead bank in the U.S. In January 2015, the Company executed an amendment to its credit agreement with Comerica Bank to refinance the then-outstanding Comerica term loan. Under the Credit Amendment, the $20.0 million revolving credit facility was replaced with a $25.0 million senior secured revolving credit line with a maturity date on November 2, 2016.  In March 2015, the senior secured revolving

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

credit line was further amended to increase the borrowing capacity from $25.0 million to $30.0 million. Borrowings under the amended revolving credit facility bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. Base rate is based on the greater of (a) the effective prime rate, (b) the Federal Funds effective rate plus one percent, and (c) the daily adjusting LIBOR rate plus one percent. The Credit Amendment also modified the EBITDA and liquidity covenants and eliminated the need to maintain compensating balances (restricted cash). The credit agreement also restricts the Company’s ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of the Company’s U.S. assets, other than intellectual property assets. The Company repaid the remaining Comerica term loan balance and borrowed $15.8 million under the amended revolving credit facility in March 2015. As of September 30, 2015, the outstanding balance under the revolving credit facility was $23.8 million, which was repaid in October 2015.

The components of the Comerica credit facilities are as follows:

—

A  $30.0 million revolving credit facility under which there was $23.8 million outstanding at September 30, 2015 and no outstanding borrowing as of December 31, 2014, subject to covenant requirements. Amounts borrowed, if any, are due on or before November 2, 2016 and bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of September 30, 2015 the rate on the LIBOR option was 2.95%.

—

Under the term loan facility, $17.5 million was outstanding at December 31, 2014 which was repaid in full in January 2015. Prior to the repayment, borrowings under the term loan bore interest at an interest rate option of a base rate as defined in the agreement plus 2.0% or LIBOR plus 3.0%.

The Company’s original credit agreement with Comerica Bank required the maintenance of specified financial covenants, including a debt to EBITDA ratio and liquidity ratios. The Company was not in compliance with the debt to EBITDA covenant at September 30, 2014, which noncompliance was effectively waived in the amendment described below. During 2014, the Company executed an amendment to the credit agreement that waived the testing of certain covenants for compliance, provided that the Company maintained compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank had sole access.  The Company’s amended credit agreement with Comerica executed in January 2015 modified the financial covenants to replace the compensating balance requirement with the maintenance of a modified EBITDA and certain liquidity covenants. As of September 30, 2015, the Company was in compliance with the related covenants. As of September 30, 2015 and December 31, 2014, the amount of the Company’s cash and investments in its compensating balance accounts for the term loan facility with Comerica Bank was zero and $17.5 million, respectively, which was classified as current and non-current restricted cash and investments on the Company’s condensed consolidated balance sheet (see Note 6).

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

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Mitsubishi Bank Loans also include customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, restraint on business, dissolution, bankruptcy, attachment and misrepresentations. In February 2015, the Company used a portion of the proceeds of the Mitsubishi Bank Loans to repay the then-outstanding loan related to the acquisition of NeoPhotonics Semiconductor, which had an outstanding principal and interest amount of approximately 710 million JPY ($6.0 million) and the remainder will be used for general working capital. As of September 30, 2015, outstanding principal balance under the Mitsubishi Bank Loans was approximately 1.4 billion JPY (approximately $12.0 million) and the Company was in compliance with the related covenants.

At September 30, 2015, maturities of long-term debt were as follows (in thousands):

2015 (remaining three months)	$24,009
2016	835
2017	835
2018	5,009
2019	835
Thereafter	4,315
$35,838

Note 9. Japan pension plans

In connection with its acquisition of NeoPhotonics Semiconductor on March 29, 2013 from LAPIS Semiconductor Co., Ltd. (“LAPIS”), the Company assumed responsibility for two defined benefit plans that provide retirement benefits to its NeoPhotonics Semiconductor employees in Japan: the Retirement Allowance Plan (“RAP”) and the Defined Benefit Corporate Pension Plan (“DBCPP”). The RAP is an unfunded plan administered by the Company.  Effective February 28, 2014, the DBCPP was converted to a defined contribution plan (“DCP”).  In May 2014, in accordance with the acquisition agreements, the seller transferred approximately $2.0 million into the newly formed DCP which is the allowable amount that can be transferred according to the Japanese regulations. LAPIS also paid the Company approximately $0.3 million in connection with the conversion of the plan. Additionally, the Company transferred the net unfunded projected benefit obligation amount from the DBCPP to the RAP and froze the RAP benefit at the February 28, 2014 amount.

As a result of these changes to the DBCPP and RAP, the Company recorded a curtailment gain of $0.1 million in the quarter ended March 31, 2014. The pension liability at September 30, 2015 and December 31, 2014 was $5.1 million of which $0.1 million was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

The Company contributed $15,000 to the DBCPP from January 1, 2014 to February 28, 2014.  Because the DBCPP transitioned to the DCP on that date, no further contributions to the DBCPP are required.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Net periodic pension cost associated with these plans included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$—	$—	$—	$53
Interest cost	—	—	—	13
Amortization	—	—	—	1
Net periodic pension costs	$—	$—	$—	$67

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

On January 2, 2013, the Company was served with a lawsuit, filed in Belgium by a distributor called Laser 2000 Beneluo SA (“Laser 2000”) claiming unpaid commissions. The distributor agreement was formally terminated as of January 3, 2012. The Company paid $492,000 to Laser 2000 as partial settlement of claims and to avoid penalties from the Court and submitted a legal brief to court on September 16, 2013. Laser 2000 filed a response on December 16, 2013 and the Company filed the final rebuttal brief on January 30, 2014. On March 23, 2015, the Belgian Court issued a ruling awarding Laser 2000 approximately one million euros in damages (approximately $1,100,000 at current exchange rates). The Company was served with the judgment on September 28, 2015. The Company is appealing this verdict, but is unable to predict the duration or outcome of the appeal or the overall lawsuit at this time. The Company does not believe it will ultimately be liable for the full amount of damage; however, in light of developments in the case, the Company increased its accrual for estimated probable net litigation expense relating to this matter in March 2015. There was no change in such accrual in the second and third quarters of 2015.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of September 30, 2015, the Company did not have any material indemnification claims that were probable or reasonably possible.

Leases

The Company leases various facilities under non-cancelable operating leases expiring through 2023.  As of September 30, 2015, future minimum payments under these operating leases totaled $6.2 million and future minimum sublease receipts was approximately $1.6 million. Rent expense was $0.5 million and $1.7 million in the three and nine months ended September 30, 2015, respectively, and $0.5 million and $1.6 million in the three and nine months ended September 30, 2014, respectively.

Penalty Payment Derivative

In connection with a private placement transaction in 2012, the Company agreed to certain performance obligations including establishing a wholly-owned subsidiary in Russia and making a $30.0 million investment commitment (the ‘Investment Commitment’) towards the Company’s Russian operations, which could be partially satisfied by cash and/or non-cash investment inside or outside of Russia and/or by way of non-cash asset transfers.

In March 2015, the Company extended the Investment Commitment deadline to June 30, 2015 and then further amended the Investment Commitment in July 2015. The latter amendment became effective on June 30, 2015 and provides that the maximum amount of penalties (the ‘Penalty Payment’) to be paid by the Company will not exceed $5.0 million in the aggregate. In addition, the amendment also provides for an updated investment plan for the Company’s Russian subsidiaries that includes non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones through fiscal year 2019. If certain of the Investment Commitments are not achieved in the indicated time frames in 2016 and 2019, the Company also has the ability to cease the operations of its Russian subsidiaries by paying exit fees of $3.5 million or $1.5 million at the end of 2016 or 2019, respectively.

The purchaser of the common stock has non-transferable veto rights over the Company’s Russian subsidiaries’ annual budget during the investment period and must approve non-cash asset transfers to be made in satisfaction of the Investment Commitment.  Spending and/or commitments to spend for general working capital and research and development do not require approval by the purchaser. There are no legal restrictions on the specific usage of the $39.8 million received in the private placement transaction or on withdrawal from the Company’s bank accounts for use in general corporate purposes.

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

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other expense, net. The estimated fair value of this derivative was $0.4 million and $0.5 million as of September 30, 2015 and December 31, 2014, respectively.

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

Note 11. Stockholders’ equity

Common Stock

As of September 30, 2015, the Company had reserved 7,009,303 common stock shares for issuance under its stock option plans and 678,438 common stock shares for issuance under its stock purchase plan.

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

Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	September 30, 2015	December 31, 2014
Foreign currency translation adjustments	$1,293	$5,391

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Unrealized gains on available-for-sale securities	1	6
Defined benefit pension plan adjustment	(71)	(71)
	$1,223	$5,326

No material amounts were reclassified out of accumulated other comprehensive income during the three and nine months ended September 30, 2015 and 2014 for realized gains or losses on available-for-sale securities.

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

Note 12. Stock-based compensation

The following table summarizes the stock-based compensation expense recognized in the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of goods sold	$339	$203	$1,119	$988
Research and development	363	339	1,357	1,454
Sales and marketing	275	417	1,175	1,377
General and administrative	459	229	1,767	993
	$1,436	$1,188	$5,418	$4,812

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Determining Fair Value

The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock options	2015	2014	2015	2014
Weighted-average expected term (years)	5.6	5.8	5.4	5.5
Weighted-average volatility	63%	66%	64%	68%
Risk-free interest rate	1.63% - 1.85%	1.62% - 1.88%	1.37% – 1.85%	1.62% – 1.88%
Expected dividends	—	—	—	—
Stock appreciation units
Weighted-average expected term (years)	3.5	2.5	3.6	2.5
Weighted-average volatility	60%	54%	62%	56%
Risk-free interest rate	0.28% – 1.38%	0.47% – 0.88%	0.25% – 1.57%	0.13% – 0.90%
Expected dividends	—	—	—	—
ESPP
Weighted-average expected term (years)	—	—	0.7	0.7
Weighted-average volatility	—	—	58%	54%
Risk-free interest rate	—	—	0.03%-0.14%	0.05% – 0.13%
Expected dividends	—	—	—	—

Stock Options and Restricted Stock Units (RSUs)

The following table summarizes the Company’s stock option and RSU activity during the nine months ended September 30, 2015:

	Stock Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Grant Date
	Shares	Price	Units	Fair Value
Balance at December 31, 2014	4,899,713	$4.07	655,729	$6.19
Granted	256,780	$5.27	204,434	$6.66
Exercised/Converted	(102,711)	$4.32	(547,828)	$6.05
Cancelled/Forfeited	(126,677)	$4.67	(23,602)	$5.37
Balance at September 30, 2015	4,927,105	$4.11	288,733	$6.85

Stock appreciation units (“SAUs”)

SAUs are liability classified share-based awards. The Company did not grant any SAUs during the three and nine months ended September 30, 2015 or 2014. As of September 30, 2015 and December 31, 2014, there were 352,664 and 375,833 SAUs outstanding. Outstanding SAUs were re-measured each reporting period at fair value.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Employee Stock Purchase Plan (“ESPP”)

As of September 30, 2015 there was $41,000 of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2015.

Note 13. Income taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Provision for income taxes	$(1,157)	$(902)	$(2,698)	$(1,761)

The Company’s income tax provision in the three and nine months ended September 30, 2015 and 2014 was primarily related to income taxes of the Company’s non-U.S. operations.

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

As of September 30, 2015, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2014.

Note 14. Subsequent events

Subsequent events, through the filing of this report, included the following:

Acquisition of EigenLight Corporation

On November 2, 2015, the Company closed an acquisition of the business and products of EigenLight Corporation for cash consideration of $0.4 million in an asset transaction. The Company will account for the acquisition as a business combination upon closing. The initial purchase accounting for this transaction was not yet complete at the filing of this report.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2015 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended September 30, 2015 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2015 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

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

In the three and nine months ended September 30, 2015, our revenue growth of 2% and 10%, respectively, compared to the same periods in 2014, was driven primarily by demand for our High Speed Products, which includes the tunable laser products acquired from EMCORE in January 2015, as carriers continued to accelerate deployment of high capacity optical transport networks worldwide, particularly in China. Our gross margin increased to 28.4% and 29.6% in the three and nine months ended September 30, 2015, respectively, compared to 24.6% and 21.3% in the three and nine months ended September 30, 2014, respectively, primarily attributable to a volume increase in High Speed Products, designed for 100G and above operation, our efforts to prune low margin products and our ongoing efforts to reduce costs.

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

Debt Refinancing Arrangements

During the first quarter of 2015, we restructured our term loan led by Comerica Bank to eliminate the restricted cash requirement and increased our Comerica borrowing capacity from $20.0 million as of December 31, 2014 to $30.0 million as of September 30, 2015. In February 2015, we entered into a financing arrangement with Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) which paid off our mortgage from the semiconductor Optical Components

Business Unit of LAPIS Semiconductor Co., Ltd. (“LAPIS”), a wholly-owned subsidiary of Rohm Co., Ltd. of Japan and increased our available cash balances through two long-term mortgage instruments totaling 1.5 billion JPY ($11.9 million).  By restructuring our debt, we eliminated certain cash restrictions and improved our cash availability for 2015.

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2015 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. Revenue is recognized when title of our products passes to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our first quarter revenue is generally seasonally lower than the rest of the year primarily due to lower capacity utilization during the holidays in China and the impact of typical price negotiations during this period. Our sales transactions to customers are denominated primarily in U.S. dollars, with some portions in Chinese Renminbi (“RMB”) or Japanese Yen (“JPY”). Our revenue in 2015 includes the tunable laser product lines acquired from EMCORE.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Total revenue	$83,560	$81,576	$1,984	2%	$250,316	$227,195	$23,121	10%

We have generated most of our revenue from a limited number of customers. Customers accounting for more than 10% of our total revenue and revenue from our top ten customers for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd	41%	35%	40%	36%
Ciena Corporation	26%	17%	24%	15%
Alcatel-Lucent SA	* %	* %	* %	11%
Percent of revenue from top ten customers	92%	88%	91%	88%

* revenue less than 10%

We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. Two customers accounted for 44% and 21% of our total accounts receivable as of September 30, 2015 and two customers accounted for 45% and 10% of our total accounts receivable as of December 31, 2014.

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014

Our revenue increased $2.0 million, or 2%, in the three months ended September 30, 2015, compared to the same period in 2014, primarily due to an increase in revenue from our High Speed Products. The increase from High Speed Products revenue was attributable to product mix and volume, partially offset by a decrease in revenue from our Network

Products and Solutions group partly attributable to our product pruning efforts. In the three months ended September 30, 2015, our High Speed Products represented approximately 56% of total revenue while Network Products and Solutions represented approximately 44% of total revenue. In the three months ended September 30, 2014, our High Speed Products represented approximately 45% of total revenue while Network Products and Solutions represented approximately 55% of total revenue.

Nine Months Ended September 30, 2015 Compared With Nine Months Ended September 30, 2014

Our revenue increased $23.1 million, or 10%, in the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to an increase in revenue from our High Speed Products driven by customer demand. The increase from High Speed Products revenue was partially offset by a decrease in revenue from our Network Products and Solutions group largely attributable to our product pruning initiatives. In the nine months ended September 30, 2015, our High Speed Products represented approximately 58% of total revenue while Network Products and Solutions represented approximately 42% of total revenue. In the nine months ended September 30, 2014, our High Speed Products represented approximately 42% of total revenue while Network Products and Solutions represented approximately 58% of total revenue.

Cost of goods sold and gross profit

Our cost of goods sold consists primarily of the cost to produce wafers and to manufacture and test our products. Additionally, our cost of goods sold includes stock-based compensation, write-downs of excess and obsolete inventory, amortization of certain purchased intangible assets, depreciation, acquisition-related fair value adjustments, restructuring charges, warranty costs, royalty payments, shipping and allocated facilities costs.

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors including the introduction of new products, production volume, production volume compared to sales over time, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, stock-based compensation, write-downs of excess and obsolete inventories and warranty costs. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate, particularly in the quarters in which the negotiations occurred. Our first quarter gross margins are generally seasonally lower than the rest of the year due to lower capacity utilization during the holidays in China and the impact of typical price negotiations during this period.  Our cost of goods sold and gross profit in 2015 include the tunable laser product lines acquired from EMCORE.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of goods sold	$59,788	$61,512	$(1,724)	(3)%	$176,345	$178,763	$(2,418)	(1)%
Gross profit	23,772	20,064	3,708	18%	73,971	48,432	25,539	53%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gross margin	28%	25%	30%	21%

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014

Gross profit increased $3.7 million, or 18%, to $23.8 million in the three months ended September 30, 2015, compared to $20.1 million in the same period in 2014. Gross margin increased approximately 3 percentage points in the three months ended September 30, 2015, compared to the same period in 2014. The increases are primarily attributable to an increase in sales volume as well as product mix toward our High Speed Products and our product pruning efforts of low margin products.

Nine Months Ended September 30, 2015 Compared With Nine Months Ended September 30, 2014

Gross profit increased $25.5 million, or 53%, to $74.0 million in the nine months ended September 30, 2015, compared to $48.4 million in the same period in 2014. Gross margin increased approximately 9 percentage points in the nine months ended September 30, 2015, compared to the same period in 2014. The increases are primarily attributable to an increase in sales volume for our High Speed Products, product cost reduction activities and our product pruning efforts of low margin products, partially offset by price adjustments.

Operating expenses

Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation. Our operating expenses are denominated primarily in U.S. dollars, RMB and JPY. Our operating expenses in 2015 include the tunable laser product lines acquired from EMCORE.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$10,763	$11,842	$(1,079)	-9%	$32,702	$35,983	$(3,281)	-9%
Sales and marketing	3,789	3,075	714	23%	11,439	10,057	1,382	14%
General and administrative	7,384	6,712	672	10%	22,999	23,892	(893)	-4%
Amortization of purchased intangible assets	447	378	69	18%	1,344	1,136	208	18%
Asset impairment charge	368	—	368	0%	368	—	368	0%
Acquisition-related costs	180	—	180	0%	467	—	467	0%
Restructuring charges	18	504	(486)	-96%	44	504	(460)	-91%
Escrow settlement gain	—	—	—	0%	—	(3,886)	3,886	-100%
Total operating expenses	$22,949	$22,511	438	2%	$69,363	$67,686	1,677	2%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014

Research and development expense decreased by $1.1 million, or 9%, in the three months ended September 30, 2015 compared to the same period in 2014. The decrease was primarily due to a $1.8 million net reduction in development, prototype and material related spending and a $0.1 million decrease in payroll and benefit costs, partially offset by a $0.7 million increase in outside consulting services in the three months ended September 30, 2015.

Nine Months Ended September 30, 2015 Compared With Nine Months Ended September 30, 2014

Research and development expense decreased by $3.3 million, or 9%, in the nine months ended September 30, 2015 compared to the same period in 2014.  The decrease was primarily due to a $3.9 million net reduction in development, prototype and material related spending attributable to cost management, a $0.7 million decrease in payroll and benefit costs as a result of past restructuring effort, partially offset by a $1.3 million increase in outside consulting fees in the nine months ended September 30, 2015. We intend to continue to invest in research and development activities, including new products that will further enhance our competitive position and expect this expense to moderately increase as we grow our business over time.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014

Sales and marketing expense increased by $0.7 million, or 23%, in the three months ended September 30, 2015 compared to the same period in 2014 primarily due to a $0.8 million increase in doubtful account provision largely due to a customer filing for bankruptcy, partially offset by a $0.1 million decrease in payroll and benefits due to lower headcount.

Nine Months Ended September 30, 2015 Compared With Nine Months Ended September 30, 2014

Sales and marketing expense increased by $1.4 million, or 14%, in the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to a $0.9 million increase in doubtful account provision largely due to a customer filing for bankruptcy and a $0.2 million increase in payroll and benefits. We expect to continue to focus on controlling our sales and marketing expenses in 2015 even as our business grows.

General and administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance,  human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014

General and administrative expense increased by $0.7 million, or 10%, in the three months ended September 30, 2015 compared to the same period in 2014, mainly due to a $0.7 million increase in payroll and benefits, a $0.4 million increase in variable compensation expense and a $0.2 million increase in employee programs, partially offset by a $0.2 million decrease in depreciation and amortization expenses and a $0.2 million decrease in administrative costs.

Nine Months Ended September 30, 2015 Compared With Nine Months Ended September 30, 2014

General and administrative expense decreased by $0.9 million, or 4%, in the nine months ended September 30, 2015 compared to the same period in 2014, mainly due to a $2.9 million decrease in audit and consulting fees as the costs associated with completing the restatement of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 and strengthening our internal controls in the 2014 period did not exist in 2015, as well as a $0.7 million decrease in depreciation and amortization charges. The decrease was partially offset by a $2.0 million increase in payroll and benefits and a $1.0 million increase in variable compensation expense. We expect to continue to focus on controlling our general and administrative expenses in 2015.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives.  Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships and other agreements are recorded within operating expenses.  Amortization of purchased intangibles included in operating expenses increased slightly in the three and nine months ended September 30, 2015 primarily due to the amortization of intangible assets from our acquisition of EMCORE’s tunable laser products in January 2015.

Asset impairment charge

We  incurred $0.4 million in asset impairment charges in the three and nine months ended September 30, 2015. The increase was attributable to a $0.2 million write down of held-for-sale assets acquired from EMCORE and a $0.2 million charge for equipment affected by our product pruning effort.

Acquisition-related transaction costs

We  incurred $0.2 million and $0.5 million in acquisition-related transaction costs in the three and nine months ended September 30, 2015, respectively, related to legal, accounting and other professional services for our acquisition activities, including our acquisition of tunable laser products from EMCORE.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest income	$31	$52	$(21)	-40%	$84	$155	$(71)	-46%
Interest expense	(171)	(375)	204	-54%	(1,133)	(937)	(196)	21%
Other income (expense), net	1,852	1,735	117	7%	2,408	493	1,915	388%
Total	$1,712	$1,412	300	21%	$1,359	$(289)	1,648	-570%

Total interest and other income (expense), net increased by $0.3 million in the three months ended September 30, 2015 compared to the same period in 2014, mainly due to a $0.2 million decrease in interest expense as a result of our financing activities in the U.S., China and Japan and a $0.1 million increase in other income (expense), net primarily driven by favorable foreign exchange fluctuations as a result of weaker RMB.

Total interest and other income (expense), net, increased by $1.6 million in the nine months ended September 30, 2015 compared to the same period in 2014, mainly due to a $1.9 million increase in other income (expense), net primarily driven by favorable foreign exchange fluctuations attributable to stronger U.S. Dollar.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Provision for income taxes	$(1,157)	$(902)	$(255)	28%	$(2,698)	$(1,761)	$(937)	53%

Our income tax provision in the three and nine months ended September 30, 2015 was primarily related to income taxes of our non-U.S. operations.

Liquidity and capital resources

At September 30, 2015, we had working capital of $152.3 million and total cash, cash equivalents and short-term investments of $100.6 million, of which 11% was held in accounts by our subsidiaries in China and 3% was held in accounts by our subsidiaries in Japan. In addition, we had $3.1 million in restricted cash in accounts held by our subsidiaries in China as of September 30, 2015.

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

Amounts borrowed under the Comerica Bank credit facility, as amended, are due on or before November 2, 2016 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. The credit facility was repaid in full in July 2015. As of September 30, 2015, the rate on the LIBOR option was 2.95% and outstanding balance was $23.8 million, which was repaid in October 2015.

As of September 30, 2015 and December 31, 2014, the amount of our cash and investments in its compensating balance accounts for the credit arrangement with Comerica Bank was zero and $17.5 million, respectively, which was classified as current and non-current restricted cash and investments on our condensed consolidated balance sheets.

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

In June 2015, our subsidiary in China renewed its short-term line of credit facility with a banking institution. Under the renewed agreement, which expires in June 2016, RMB 120.0 million ($18.9 million) can be used for short-term loans, which bears interest at varying rates, or up to approximately RMB 171.4 million ($26.9 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement).  In September 2015, our China subsidiary renewed its second short-term line of credit facility with a banking institution, under which RMB 133.0 million ($20.9 million) can be used for short-term loan or up to approximately RMB 190.0 million ($29.9 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expires in September 2016. As of September 30, 2015 and December 31, 2014, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $10.2 million and $12.8 million, respectively.

As of September 30, 2015 and December 31, 2014, the compensating balance for these bank acceptance drafts totaled $3.1 million and $3.8 million, respectively, and was classified as restricted cash and investments on our condensed consolidated balance sheets. In 2014, our subsidiary in China entered into two $5.0 million short-term advance financing agreements under one of its line of credit facilities to borrow a total of $10.0 million against export sales to us as its parent company, with interest rates ranging from 2.33% to 4.02% per annum, respectively, and expiration dates in April 2015 and May 2015, respectively. Interest and the principal were due upon expiration. In April 2015 and May 2015, we repaid each of these two $5.0 million advance financing agreements. In April 2015, we executed a new $5.0 million advance financing agreement that bears interest at approximately 3.71% and an expiration date on October 8, 2015, which was fully repaid in September 2015.

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

As of September 30, 2015, our total outstanding balance under the two Mitsubishi Banks Loans was 1.4 billion JPY (approximately $12.0 million).

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

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net cash provided by (used in) operating activities	$21,112	$(11,428)
Net cash used in investing activities	(16,065)	(11,939)
Net cash provided by financing activities	29,421	2,062
Effect of exchange rates on cash and cash equivalents	(253)	(527)
Net increase (decrease) in cash and cash equivalents	$34,215	$(21,832)

Operating activities

Net cash provided by operating activities was $21.1 million in the nine months ended September 30, 2015, which was a $32.5 million increase from $11.4 million used in operating activities in the same 2014 period. The increase was primarily attributable to a $3.3 million net income in the 2015 period compared to a $21.3 million net loss in the 2014 period, a $22.8 million increase in cash flows from accounts receivable due to collections and a $6.2 million increase in cash flows from prepaid expenses and other assets primarily due to higher prepaid value-added tax payments in the 2014 period, partially offset by a $18.6 million decrease in inventory primarily due to product demand and a $6.7 million decrease in cash flows from accounts payable due to timing of payments.

Investing activities

Net cash used in investing activities was $16.1 million in the nine months ended September 30, 2015, compared to $11.9 million in the same 2014 period.  Of the increase in cash used, $19.3 million was attributable to increases in marketable securities purchases, $5.1 million was attributable to a net decrease in proceeds from sales and maturities of marketable securities and a $1.9 million increase in capital equipment purchases, partially offset by a $22.0 million decrease in restricted cash changes primarily due to the removal of compensating balance associated with our Comerica credit arrangement.

Financing activities

Net cash provided by financing activities was $29.4 million in the nine months ended September 30, 2015, a $27.4 million increase from $2.1 million provided by financing activities in the same 2014 period. The increase was largely due to a $48.4 million increase in proceeds from issuance of bank and acquisition-related loans in 2015, a $45.6 million net proceed from issuance of our common stock in a public offering in 2015 and a $2.0 million contingent consideration payment in 2014. The increase was partially offset by a $61.5 million decrease due to repayments of the loan associated with the NeoPhotonics Semiconductor acquisition, the Amended EMCORE Note and the Comerica loans, a $4.2 million decrease related to repayment of notes payable and a $1.8 million decrease in proceeds from issuance of notes payable.

Contractual obligations and commitments

As of September 30, 2015, our principle commitments consist of obligations under operating leases, purchase commitments, debt and other contractual obligations. There have been no significant changes to these obligations during the nine months ended September 30, 2015 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Off-balance sheet arrangements

During the three and nine months ended September 30, 2015, we did not have any significant off-balance sheet arrangements.

Recent accounting pronouncements

See Note 1 “Basis of presentation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements on this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposures to market risk have not changed materially since December 31, 2014. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective as of September 30, 2015 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 1A.RISK FACTORS

Except for those risk factors denoted by an asterisk (*), the risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015, which risk factors are set forth below.

Risks related to our business

Customer demand is difficult to accurately forecast and, as a result, we may be unable to optimally match production with customer demand, which could adversely affect our business and financial results.

We make planning and spending decisions based on our estimates of customer requirements. The short-term nature of commitments by many of our customers, and the possibility of unexpected changes in demand for their products, reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, necessitate higher or more restrictive procurement commitments, increase our manufacturing yield loss and scrapping of excess materials, and reduce our gross margin. We may not have sufficient capacity at any given time to meet the volume demands of our customers, or one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Conversely, a downturn in the markets in which our customers compete can cause, and in the past have caused, our customers to significantly reduce or delay the amount of products ordered from us or to cancel existing orders, leading to lower utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand due to market downturns or other reasons would have a material adverse effect on our gross margin, operating income and cash flow.

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

The communications networks industry has been characterized by declining product prices over time. We have reduced the prices of many of our products in the past and we expect to continue to experience pricing pressure for our products in the future, including from our major customers. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. In addition, our customers may have the ability or seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross margin would be adversely affected.

*We have a history of losses which may continue in the future.

We have a history of losses and we may incur additional losses in future periods. As of September 30, 2015, our accumulated deficit was $298.9 million. We also expect to continue to make significant expenditures related to the ongoing operation and development of our business. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations.

*We are dependent on Huawei Technologies Co., Ltd. and their affiliate HiSilicon Technologies Co., Ltd., Ciena, Alcatel-Lucent SA and our other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Huawei Technologies Co., Ltd. or any of our other key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In the nine months ended September 30, 2015, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd., and Ciena Corporation accounted for approximately 40% and 24% of our total revenue, respectively, and our top ten customers represented 91% of our total revenue. In 2014, Huawei Technologies Co., Ltd., Ciena Corporation, and Alcatel-Lucent SA accounted for 38%, 15% and 10% of our total revenue, respectively, and our top ten customers represented 88% of our total revenue. As a result, the loss of, or a significant reduction in orders from these major customers or any of our other key customers would materially and adversely affect our revenue and results of operations. Adverse events affecting our customers could also adversely affect our revenue and results of operations.

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

The rate of increase in our costs and expenses, including as a result of rising labor costs in China, may exceed the rate of increase in our revenue, which would materially and adversely affect our business, our results of operations and our financial condition.

Manufacturing problems could result in delays in product shipments to customers and could adversely affect our revenue, competitive position and reputation.

We may experience delays, disruptions or quality control problems in our manufacturing operations, which could adversely impact manufacturing yields or delay product shipments. As a result, we could incur additional costs that would adversely affect our gross margin, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenue, competitive position and reputation.

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

*We are subject to the cyclical nature of the markets in which we compete and any future downturn may reduce demand for our products and revenue.

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

Our future success as a provider of modules and subsystems to leading network equipment vendors depends on their continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including cloud services, mobile video and data services, wireless 4G/LTE services, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless devices, that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high-speed communications networks and the ability of network equipment vendors to meet this demand. We cannot be certain that demand for bandwidth-intensive content will continue to grow in the future. If expectations for growth of communications networks and bandwidth consumption are not realized and investment in communications networks does not grow as anticipated, our business could be harmed.

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

Our success and ability to implement our business strategy depends upon the continued contributions of our senior management team and others, including senior management in foreign subsidiaries and our technical and operations employees in all locations. Our future success depends, in part, on our ability to attract and retain key personnel, including our senior management and others. The loss of services of members of our senior management team or key personnel or the inability to continue to attract and retain qualified personnel could have a material adverse effect on our business. Competition for highly skilled technical and operations people where we operate is extremely intense, and we continue to face challenges identifying, hiring and retaining qualified personnel in many areas of our business. If we fail to retain our senior management and other key personnel or if we fail to attract additional qualified personnel, our business could suffer.

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

We depend on a limited number of suppliers for certain components and materials we have qualified to use in the manufacture of certain of our products. Some of these suppliers could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality, consistency, or business continuity issues. Some of these components and materials are available only from a sole source, or have been qualified only from a single source. For example, we use various types of adhesives that are sourced from various manufacturers, which presently are sole sources for these particular adhesives. Furthermore, there are a limited number of entities from which we could obtain certain other components and materials. We may also face component shortages if we experience increased demand for components beyond what our qualified suppliers can deliver. We have experienced component shortages from certain key suppliers, which has resulted and, if this occurs in the future, may result in an inability to meet customer demand, higher purchasing costs, or both. Although we engage in various actions to mitigate the impact of these shortages, any inability on our part to obtain sufficient quantities of critical components at reasonable costs could adversely affect our ability to meet demand for our products, which could cause our revenue, results of operations, or both to suffer.

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

In January 2010, Finisar Corporation, or Finisar, filed a complaint in the U.S. District Court for the Northern District of California against us and three other co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the co-defendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products in the U.S. In March 2010, we filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims asserting that Finisar has violated state and federal competition laws and violated its obligations to license on reasonable and non-discriminatory terms. In May 2010, the court dismissed without prejudice all co-defendants (including us) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each co-defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against us. In May 2012, we and Finisar agreed to toll our respective claims until the refiling of certain of the previously asserted claims from this dispute. As a result, Finisar is permitted to bring a new lawsuit against us if it chooses to do so, and we may bring new claims against Finisar upon seven days written notice prior to filing such claims.

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

Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company;
•	difficulties in realizing our expectations for the financial performance of the target company;
•	difficulties in supporting and transitioning customers, if any, of the target company;
•	difficulties in managing and integrating different cultures with respect to our international acquisitions;

•	dependence or reliance on subcontractors or suppliers to the acquired company that may not have been fully qualified or evaluated for their position in supplying the acquired company previously;
•	diversion of management time and potential business disruption;
•	the incurrence of debt to provide capital for any cash-based acquisitions;
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

•	potential growth, expected financial results, perceived synergies and anticipated opportunities may not be realized through the ongoing integration actions;
•	we may face competition from existing customers as well as new competitors;
•	some existing customers of the acquired businesses may view our company as a competitor, and therefore may reduce or end their purchases of NeoPhotonics products for competitive reasons;
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

Our business operations conducted in Russia are relatively small compared to our overall business. A portion of our revenue in the nine months ended September 30, 2015 was recognized from customers for whom we shipped products to a location in Russia. Additionally, a portion of our property, plant and equipment was located in Russia. We expect to make further investments in Russia in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a degree subject to economic, political, legal, and social events and developments in Russia. In recent years the Russian Federation has undergone substantial political, economic and social change. The business, legal and regulatory infrastructure in the Russian Federation is less well-developed that would generally exist in a more mature free market economy. In addition, the tax, currency and customs legislation within the Russian Federation is subject to varying interpretations and changes, which can occur frequently. The future economic direction of the Russian Federation remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. Our failure to manage the risks associated with our planned Russian expansion could have a material adverse effect upon our results of operations.

We could be adversely affected by any actions taken by Russia in response to U.S. or international sanctions, including but not limited to actions such as restrictions placed by Russia on U.S. companies doing business in Russia.

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

*Our future results of operations may be subject to volatility as a result of exposure to fluctuations in foreign exchange rates, primarily the Chinese Renminbi (RMB) and Japanese Yen (JPY) exchange rates.

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

The People’s Bank of China regularly intervenes in the foreign exchange market to manage fluctuations in RMB exchange rates and achieve policy goals. In the three months ended September 30, 2015, the Chinese government had allowed the RMB to devalue against the U.S. dollar by approximately 4%. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. There remains significant international pressure on the Chinese government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar.

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

We also transact in other currencies that have had historical volatility, including the Russian Rubles (RUB). Fluctuations in the exchange rates of these currencies may cause us to recognize additional transaction gains or losses which could impact our results of operations. While the RUB weakened against the U.S. dollar, the related impact on our operating results has been immaterial. However, as we expect to expand our Russian operations, our risk associated with fluctuation of the RUB against the U.S. dollar could increase in the future.

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations is based in Shenzhen and Dongguan, China as well as our having additional operations in Japan, Russia and Canada. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

•	difficulties in staffing, managing and supporting operations in more than one country;
•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
•	fewer legal protections for intellectual property in foreign jurisdictions;
•	compliance with local regulations;
•	foreign and U.S. taxation issues and international trade barriers;
•	general economic and political conditions in the markets in which we operate;

•	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;
•	fluctuations in foreign economies;
•	fluctuations in the value of foreign currencies and interest rates;
•	trade and travel restrictions;
•	outbreaks of contagious disease;
•	domestic and international economic or political changes, hostilities and other disruptions; and
•

difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act. Negative developments in any of these areas in China, Japan, Russia or other countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business.

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

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products, especially laser-dependent products. In some cases, it is possible that export licenses would be required from U.S. government agencies for some of our products in accordance with various statutes. In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products. We may not be successful in obtaining the necessary export and import licenses. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to export or sell our products or to obtain any required licenses would adversely affect our business, financial condition and results of operations.

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

As of December 31, 2014, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $209.2 million and $110.1 million, respectively. As these net operating losses have not been utilized, a portion began to expire in 2014 and will continue to expire further in the current and future years. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized and increases in future tax liabilities.

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

*Risks related to our operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue in the nine months ended September 30, 2015 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our property, plant and equipment, 41% as of September 30, 2015, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Furthermore, while China’s economy has experienced rapid growth in the past 20 years, its rate of growth has slowed over the past several quarters. Any continuing or worsening slowdown could significantly reduce domestic commerce in China. An economic downturn, whether actual or perceived, a further decrease in economic growth rates or an otherwise uncertain economic outlook in China could have a material adverse effect on our business, financial condition and results of operation.

Our cost advantage from having our manufacturing and part of our research and development in China may diminish over time due to increasing labor costs, which could materially and adversely affect our operating results.

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has experienced higher costs due to increased wages. We were required to pay additional employee benefits taxes beginning in late 2010 and were subject to increases in the minimum wage in each year from 2011 to 2014. We expect that we will be subject to further increases in personnel costs and taxes in the future due to market conditions and/or government mandates. If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

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

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations in the future. In addition, a significant amount of our operating expenses is relatively fixed in nature due to our internal manufacturing, research and development, sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Moreover, our results of operations may not meet our announced financial outlook or the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly. There can be no assurance that we will be able to successfully address these risks.

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

NeoPhotonics Corporation

Date:	November 6, 2015	By:	/S/ CLYDE RAYMOND WALLIN
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
10.2

Amendment to Credit Agreement and Amendment to Security Agreement, dated October 20, 2015, by and between NeoPhotonics Corporation and CITIC Bank (Translated to English of an original Chinese document).

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