Form 10-K
period 2015-12-31
NEOPHOTONICS CORP
filed 2016-03-15
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2015 (based upon the closing sale price of the Registrant’s common stock on the New York Stock Exchange), was approximately $266,804,000. This calculation excludes 10,922,270 shares held by directors, executive officers and stockholders affiliated with our directors and executive officers.

As of February 29, 2016, the Registrant had 41,100,326 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 31, 2015.

NEOPHOTONICS CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2015

PART I

ITEM 1.BUSINESS

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

•	“Contentionless” refers to the ability to switch two or more channels of the same wavelength or color from different directions through the same switch, such as a Multi-Cast Switch (MCS);

•	“DCI” refers to Datacenter Interconnect;

•	“Design win” refers to a confirmation by a customer that a product or group of products may be used as part of a customer’s product and we have a purchase order for such products;

•	“Drop Modules” refers to wavelength multiplexer modules;

•	“ECL” refers to External Cavity Laser;

•	“EML” refers to Externally Modulated Laser;

•	“Gbps” refers to gigabits per second;

•

“High Speed Products” refers to transmitter and receiver products as well as switching and other component products for 100G optical transmission applications over distances of 2 to 2,000 kilometers. Our high speed 100G and beyond products are based on our Advanced Hybrid Photonic Integration technology. These technologies support encoding 100 gigabits or more per second of information for transmitting over a single channel and decoding the information at the receiver. Through 2014, our use of this term included our products designed for use at 40Gbps (“40G”) and that comprised less than 1% of our total revenue and approximately 1% of our revenue from high speed products in the year ended December 31, 2014.  From 2015 onward, High Speed Products refers exclusively to products sold by us and designed for use at 100Gbps or higher data rates;

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

•

“Network Products and Solutions” collectively refers to all products sold by us for use in optical communications networks and a variety of other applications that are designed for use at data rates that are less than 100Gbps, including 40G, 10G and lower data rates.  These products include certain passive products that do not explicitly have a data rate specification, but that are most commonly used in networks at these data rates. From 2015 onward, Network Products and Solutions includes products sold by us and designed for use at 40G that, prior to 2015, were included with High Speed Products;

•	“NLW” refers to Narrow Line Width;

•	“PAM” or “PAM4” refers to Pulse Amplitude Modulation or PAM with four amplitude levels;

•	“petabytes” refers to one million billion bytes;

•	“PIC” refers to Photonic Integrated Circuit;

•	“PLC” refers to Planar Lightwave Circuit;

•	“PON” refers to a Passive Optical Network;

•	“PSM” or “PSM4” refers to Parallel Single Mode or PSM with four parallel lanes or fibers;

•	“QSFP” refers to 40G and 100G Quad Small Form-factor modules that are pluggable into standard industry interfaces for switches, routers and other telecommunications equipment;

•	“ROADM” refers to Reconfigurable Optical Add Drop Multiplexer;

•	“SDN” refers to Software Defined Networks;

•	“SFP+” refers to 10G Small Form-factor modules that are pluggable into standard industry interfaces for switches, routers and other telecommunications equipment;

•	“U.S. GAAP” refers to generally accepted accounting principles in the United States;

•	“WDM” refers to Wavelength-Division Multiplexing and is a technology that combines multiple channels onto a single fiber using different wavelengths, or colors, of light;

•	“well-characterized” refers to the ability to predict the outcome of manufacturing processes based upon known statistics of various manufacturing inputs; and

•	“WSS” refers to Wavelength Selective Switch.

Unless the context indicates otherwise, we use the terms “NeoPhotonics,” “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K to refer to NeoPhotonics Corporation and, where appropriate, its subsidiaries.

BUSINESS

Overview

We develop, manufacture and sell optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks. We focus on growth in our 100Gbps (“100G”) and beyond products and we report our product group as “High Speed Products” and “Network Products and Solutions”. High Speed Products includes products designed for 100G and beyond for telecom and datacenter or content provider networks and applications. Network Products and Solutions comprises all products designed for applications below 100G, and includes 40G products. This group also includes passive optical products that do not have a specific data rate and are generally used in 10G and other low speed networks. 100G networks are among the highest growth segments of the optical communications market, supporting the rapid expansion of telecom backbone and content provider networks and accommodating increased mobile traffic. The high speed 100G and beyond market, which requires advanced photonic integration technology, is the core focus of our strategy.

Our Advanced Hybrid Photonic Integration technology progressively increases performance, reduces cost and reduces size of our products. This technology is an enabler to the development and manufacturing of products for 100G and beyond applications.  In addition, the cost reductions and performance increases enabled by this technology are required for the growth of network capacity.

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

According to Infonetics, the percent of WDM system revenue that is attributable to 100G network applications has grown from 12% of this market in 2012 and is forecasted to grow to 52% of this market in 2016.

For telecom and inter-datacenter interconnections Coherent transmission is the technology of choice, providing an efficient path for transition from 100G to 400G data rates.  For intra-datacenter interconnections, the release of 25G switches, itself part of a full upgrade cycle in the datacenter, is rapidly driving data lanes to 25G data rates and interconnections to use single mode fiber and single mode lasers.

Service and content providers are demanding increasing levels of network capacity from their communications infrastructure investments in order to meet their growing network bandwidth needs.  These applications utilize optical products in the switching, routing and transport systems they provide to service and content providers globally as the build, operate and expand their networks.

Content providers increasingly design, build and operate their own datacenters, wide area networks and related optical network elements.  This trend expands the potential demand for our products beyond the traditional providers of communications equipment.  Our integration technologies provide methodologies for creating multiple functions in individual components, thereby reducing costs, saving space and lowering power.  In addition, the increasing use of 25G data lanes in client side telecom networks and in intra-datacenter connections is directly creating new demand for the range of 25G devices and high speed IC products we provide.

The introduction of contentionless network architectures that incorporate “Colorless”, “Directionless” and “Contentionless” functionality is rapidly gaining momentum.  The need to eliminate contention is being driven by the move to “software defined networks” or SDN, which is important to both telecom networks and content provider networks.  A “contentionless” architecture in coherent networks uses both traditional “Wavelength Selective Switches” and newer “Multicast Switches”, which we supply.  While it is notable that Verizon has chosen this architecture, it is also the case that a substantial amount of current demand derives from content providers and webscale customers.  As one or more multicast switches are deployed initially with each ROADM node, and then additional multicast switches are deployed over time as traffic growth demands, networks are enabled to expand as needed.

The percentage of our total revenue derived from our High Speed Products (100G and beyond) increased to 58%  in the year ended December 31, 2015, up from 42% in the year ended December 31, 2014, reaching $195.8 million of revenue in the year ended December 31, 2015. Since 2011, our High Speed Product revenues have increased at a compound annual growth rate (CAGR) of 182% and since 2012 revenues from these products have increased at a CAGR of 47%.

The 100G optical module and component market is growing rapidly, and it is steadily becoming a larger part of the total optical module and component market.  At the same time, we are reducing production of certain of our product offerings for slower speeds that do not have good prospects for high growth and reasonable profitability. We continually seek to drive down our cost of goods, and are continuing to implement initiatives that are designed to reduce our infrastructure and operating expenses and to strengthen our balance sheet.

We sell our products to the world’s leading network equipment manufacturers, including Alcatel-Lucent SA (which was acquired by Nokia Corporation in January 2016), Ciena Corporation, Cisco Systems, Inc. and Huawei Technologies Co., Ltd . These four companies are among our largest customers and together with emerging content developers and datacenter operators are the focus of our strategy due to their leading market positions. These four companies accounted for approximately 79% of our revenue in 2015 and approximately 68% of our revenue in 2014.

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

In January 2015, we acquired certain assets and assumed certain liabilities of EMCORE Corporation’s (EMCORE) tunable laser product lines. The EMCORE ultra narrow linewidth tunable laser products are used in the industry’s highest speed applications and have strong complementary with our highest speed and most sensitive receiver products at speeds of 400G and beyond.

We believe our technology is well positioned to serve the highest speed and most demanding applications. These three acquisitions, together with other internal developments, and acquisitions conducted prior to 2011, continue our path spanning more than ten years to develop complete Advanced Hybrid Photonic Integration capabilities.

In November 2015, we acquired the assets of EigenLight Corporation (EigenLight) and their precision optical power monitoring technology and product lines. These optical power monitors are among the highest performance devices of their class and are used in high speed optical transmission systems together with other NeoPhotonics products. As a result, we see strong complementary with our existing product suite in applications having data rates at 40G, 100G and beyond.

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

Further the deployment of networks has rapidly expanded from being the domain of telecom service providers to today’s deployment rate by enterprises and content providers.  The rapid rise of internet traffic that is going through mega datacenters operated primarily by leading content companies including Amazon, Google, Microsoft, Apple and Facebook has created a large and rapidly growing new market for optical modules and components in general, but more specifically for high speed optical modules and components.

This new era of connectedness is increasingly universal and demands that the capacity of the digital communications networks must increase exponentially. Smartphones and related wearable devices have emerged as the vehicle connecting the entire digital world, with more than one billion current smartphone users and a rapidly increasing volume of wearables. Not only are more people connected to the mobile web, they are connecting at increasingly higher data rates requiring higher bandwidths. Wireless network deployments have progressed from second generation (2G) to third generation (3G) to fourth generation (4G/LTE) and moving toward fifth generation (5G) to provide end-users ever-increasing download speeds. Fiber to the Home (FTTH) connections have also continued apace, with more than 100 million homes receiving such service, according to the FTTH Council, and with download speeds reaching as high as 1 Gbps.

Industry Growth Dynamics

The revolution in the power of low cost computing devices is associated with Moore’s Law. Moore’s Law refers to an observation made by Intel co-founder Gordon Moore in 1965 that the number of transistors per square inch on integrated circuits had doubled every two years since their invention and a prediction that this trend would continue. In the domain of optical communications, a similar revolution, progressing at a similar rate, is driven by the increased speed, smaller size and lower cost achieved by photonic integration.

Bandwidth capacity of communications networks continues to expand at a rapid rate. According to Infonetics, total deployed telecom bandwidth capacity is expected to grow at a compound annual growth rate of 32% from 2013 to 2018, reaching more than 50 petabytes per second in 2018, while total deployed datacenter bandwidth capacity is expected to grow even faster, at a compound annual growth rate of 44% from 2013 to 2018 and reaching more than 900 petabytes per second in 2018.

According to Infonetics, datacom 100G transceiver revenue is projected to grow at a 29% compound annual growth rate from 2013 to 2018, reaching $1 billion in 2018. In contrast, revenue from slower speed products such as 10G datacom transceivers is forecast to grow at only a 2% compound annual growth rate from 2013 to 2018.

Digital Optical Communications Market Structure

The digital optical communications market has two main sectors, telecom (long haul, metro, access) and datacom. The telecom sector includes the global backbone of Long Haul and Metro communications. It also includes local access links to end users. Telecom, with its historical background as a public utility, is driven by reliability, telecom communications protocols and standards, and the long life of its infrastructure capital investment. The service life objective for products used in telecom infrastructure historically has been 20 years.

The Long Haul telecom sector is the first adopter of the highest speed and most advanced communication links, which migrate over time into the Metro sector as costs are reduced such that they are economical in the shorter Metro network links, with its commensurate lower traffic densities prior to aggregation for Long Haul transport.

The datacom market can be described primarily as an “enterprise” market, in contrast to the historical public utility nature of the telecom market. In addition to the broad enterprise market, datacom also includes data centers and infrastructure for cloud based services. Companies, including Amazon, Apple, Facebook, Google and Microsoft, are steadily increasing investments in very large datacenters as they implement cloud-based “big data” services that can be crowd-sourced and crowd-distributed, and that utilize machine-to-machine and inter-datacenter transactions to power the mobile web. Such very large datacenters are an emerging high growth market for “big pipes” using dedicated 100G and beyond digital optical connections from datacenter to datacenter (inter-datacenter and datacenter interconnect, or DCI), datacenter to telecommunications carrier and within datacenters (intra-datacenter).

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

From this market structure, it can be concluded that a technology leader must achieve a leadership position in the Long Haul telecom sector as the basis for commercializing the most advanced technology and then extending that technology to additional applications in datacenters and other datacom applications.

Digital Optical Communications Network Equipment

The structure of the industry that supplies the network equipment for the telecom digital optical communications network has largely concentrated down to leading vendors which include: Alcatel-Lucent (which was acquired by Nokia Corporation in January 2016), Ciena, Cisco, Coriant (including Tellabs, which was acquired by Coriant in 2013), Fujitsu Limited, Huawei, Infinera, NEC and ZTE.

Major suppliers of network equipment to the datacom and datacenter market include Alcatel-Lucent (which was acquired by Nokia Corporation in January 2016), Brocade, Cisco, Huawei and Juniper. At the optical module and component level, Broadcom Ltd. (resulting from the acquisition of Broadcom by Avago Technologies), Finisar and Sumitomo Device Innovations are leading merchant suppliers and some larger network equipment companies like Huawei and Cisco have divisions or affiliates (such as HiSilicon in the case of Huawei) that are captive suppliers. Furthermore some of the largest investors in datacenters, for example, Google, are beginning to design and source their own optical network systems equipment from Asia-based OEMs. While the speeds for most of the datacom market today are at 10G, recent changes in switch architectures and interconnection has moved most new installations to higher 25G speeds, plus a fast growing 100G module market has emerged that provides “big pipes” connecting datacenters at 100G and even 200G data rates.

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

Switching products, which switch different colors, or signal channels, down different branches of the network, have thus far been Reconfigurable Optical Add/Drop Multiplexers (ROADMs) consisting of Wavelength Selective Switches (WSSs). For 100G coherent networks, a new type of optical switch, the Multi-Cast Switch (MCS), has been developed and introduced to eliminate contention in 100G coherent switching. The need to eliminate contention is being driven by the move to “software defined networks” or SDN, which is important to both telecom network requirements and content provider networks.  A “contentionless” architecture uses both traditional “Wavelength Selective Switches” and the new MCS, which is supplied by NeoPhotonics.  One or more MCSs are deployed initially with each ROADM node, and then additional multicast switches are deployed over time as traffic growth demands, allowing networks to efficiently expand as needed. This type of switch is Colorless, Directionless, Contentionless (CDC), and its function is optimized for 100G and beyond coherent networks.

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

To create a detectable error-free signal in the coherent modality requires that each color (wavelength) transmitted be much purer than would be required for lower speed protocols. The primary enabler of ultra-narrow line width (NLW), that is, ultra pure color, is a new generation of the most advanced lasers. These NLW lasers must be paired with a new generation of receivers that decode phase and polarization through comparison with another NLW laser in a PIC-interferometer. Ultra-narrow line width lasers are built on Indium Phosphide substrates while the receivers utilize a Silicon or Indium Phosphide interferometer and Indium Phosphide photo detectors.

These 100G and beyond coherent optical transmission devices require tighter tolerances of material thickness and other critical dimensions than do components operating at 10G. For 100G, a new generation of technologies, including faster Gallium Arsenide drivers, is required to suitably process transmission signals in both the laser transmitter or the detector and receiver. As transmission speeds move to 200G and 400G through higher order modulation protocols and higher symbol rates, even higher performance optical components are required.  We believe we have established and characterized the full range of driver, laser and detector technologies required for implementing 100G, 200G and 400G coherent systems, a capability that we believe is held by only a few companies.

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

Silicon (Silicon Photonics or Planar Lightwave Circuits): Silicon is very inefficient in generating or detecting light in the telecom wavelength window as it is an indirect bandgap semiconductor material. Consequently, waveguides of Silicon or doped silicon dioxide (silica) exhibit very low optical loss and are ideal for switching, filtering or interferometric applications. We are now developing modulators using Silicon waveguides.

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

Hybrid Photonic Integration

Products	Indium Phosphide	Silicon/Silica	Gallium Arsenide/Silicon Germanium
Integrated Coherent Receiver	✓	✓	✓

100G Transceiver	✓	✓	✓

Multi-Cast Switch	✓	✓	✓

Narrow Line Width Tunable Laser	✓	✓

100G EML Lasers/Photodiodes/Drivers	✓		✓

Coherent Modulator/Driver	✓	✓	✓

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

•

Capture major customer share for the most advanced modules and components at the top suppliers of state of the art network equipment. We intend to deepen our relationships with our strategic customers by increasing design wins in their systems, including Alcatel-Lucent (which was acquired by Nokia Corporation in January 2016), Ciena and Huawei and certain others, which are market leaders in 100G coherent systems.

•

Offer complete optoelectronic solutions for 100G and beyond for leading edge telecom and datacom market segments. We expect to continue to introduce Coherent Transmitter products that are optimized for the highest speeds and introduce Multi-Cast Switches so that our product line will include each of the major types of the most advanced products.

•

Achieve growth in integrated optical applications that leverage our core technology of advanced optoelectronic products. We intend to provide state of the art products and solutions to industry leading customers to advance our goal of achieving continuous improvement in operating performance, profitability and growth.

•

Focus on high growth segments that leverage our leadership in Advanced Hybrid Photonic Integration and that contribute to our profitable growth. We plan to continue to develop our products and solutions to capture new opportunities, such as emerging 400G connections in both carrier networks and within and between large datacenters.

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

Hardware and firmware integration. We also sell our products as modules and subsystems which contain electronic hardware and firmware controls that interface directly with our customers’ systems. We design the electronic hardware and develop the firmware for control of our optical products and subsystems, and so that our optical products meet customer specifications.

Devices, Components, Modules & Subsystems. We are vertically integrated from the design of photonic integrated devices through manufacturing in our own wafer fabs and assembly and test in our own factories. We design and manufacture modules and subsystems that combine our key products with other elements to offer customers a complete solution. We sell products at each level of product utility and can achieve the highest performance and capture the greatest value. We utilize some contract manufacturers for assembly operations where it is cost effective.

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

High Speed Products: We produce transmitter and receiver products as well as switching products for 100G and beyond optical transmission applications over distances of 2 to 2,000 kilometers. In addition we combine 100G and beyond transmitter and receiver products into pluggable modules for both line side coherent and client side datacenter applications. All of our high speed 100G and beyond products are based on our Advanced Hybrid Photonic Integration technology. This technology supports encoding 100 gigabits or more per second of information for transmitting over a single channel and decoding the information at the receiver. Through 2014, our use of the term High Speed Products included products designed for use at 40G rates.  From 2015 onward, High Speed Products will refer exclusively to products sold by us and designed for use at 100Gbps or higher data rates.

For long distance transport of 100 to 2,000 kilometers, we design and manufacture optical components for coherent systems, which manipulate light to encode ten times or more the amount of information in the same wavelength channel than is possible with traditional methods. This manipulation can only be accomplished using advanced photonic integration to intimately couple functional elements together. Our Coherent Products include Narrow Linewidth Tunable transmit and local oscillator lasers (NLW-ITLA), which generate the ultra-pure wavelength, or color, necessary for coherent transmission, and Integrated Coherent Receivers (ICRs), which decode the phase and polarization encoded coherent signal. We support platforms for Narrow Linewidth Tunable transmission based on ECLs.

We are introducing new generations of pluggable coherent modules which combine our NLW-ITLA with our ICR and with a coherent modulator. Our first such product is a new CFP2-ACO module, which will be first sold in Class 3 configuration. We expect to be shipping these products in 2016.

We also sell 100G products for the client side and datacenter applications, including our CFP2 pluggable module, as well as components, such as EMLs and high-speed drivers, which are used in 100G CFP and CFP2 pluggable modules.

We are extending this product range with our new 100G QSFP28 modules, which are expected to ramp to volume shipments in the middle of 2016 for high-density, telecom-client and datacenter applications.  Further, we are developing 400G client side modules in CFP8 configurations that will be based on our leading 28 Gbaud lasers at 50 Gbps using a PAM4 architecture.  Taking this development one step further, we will also introduce an ultra-high-speed 56 Gbaud EML and driver IC set which will enable single wavelength PAM4 100G applications as well as eventually four wavelength 400G intra-datacenter transmission.

Also, for mega-datacenter applications we have introduced a series of new high power laser diode array products designed to power short reach Silicon Photonics based 100G intra-datacenter interconnections using which use parallel single-mode architectures, or PSM4.

We provide a proprietary switching solution for 100G coherent systems such as our Multi-Cast Switch (MCS) product line. Our 4x4 and cascadable 4x16 Multi-Cast Switch modules for CDC ROADMs efficiently allocate bandwidth and signal routing in 100G and higher data rate networks. The Multi-Cast Switch provides scalable contentionless operation to achieve the highest traffic management efficiency, optimizing traffic flows in coherent transmission systems. Our MCS uses our PLC photonic integration platform and consists of a complex array of switches, waveguides, taps, crossings and other functional elements manufactured on Silicon wafers using standard semiconductor processing equipment.

Network Products and Solutions: We design and manufacture a broad range of products for optical communications networks and a variety of other applications, where the networks operate at speeds less than 100G. We offer a wide range of application-specific passive optical functionalities in modules or sub-system configurations. These include arrayed waveguide grating based drop modules for multiplexing and demultiplexing in conventional ROADM nodes as well as variable optical attenuators and tap power monitors for network monitoring and control. We combine several of these functions together in subsystems such as our VMUX, which combines up to 48 variable optical attenuators and an arrayed waveguide grating multiplexer in a single compact unit.  In addition, many of these products provide high-bandwidth connections to base station antennas for mobile devices and to people and machines over fixed and wireless networks. As consumer connectivity speeds have increased through the transitions from 2G to 3G to 4G/LTE, the bandwidths necessary to aggregate and connect wireless traffic into the backbone network, including Mobile Backhaul, have also increased. We offer 10G EMLs, laser drivers, modulator drivers, photodiode receivers, as well as complete transceiver modules, SFP+ modules and bidirectional transceiver modules designed with the necessary bandwidth for connecting 4G/LTE wireless base station antennas. From 2015 onward, Network Products and Solutions will include products sold by us and designed for use at 40G that, prior to 2015, were included with High Speed products.

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

We seek to establish and maintain proprietary rights in our technology and products through the use of patents, copyrights and trade secret laws. We have filed applications for patents to protect certain of our intellectual property in the U.S. and in other countries, including Australia, Canada, Japan, Korea, Hong Kong, China, Russia, India, Taiwan and several European Union countries. As of December 31, 2015, we had over 650 issued patents, expiring between 2016 and 2033 covering various aspects of our technologies.

We have manufacturing operations in the U.S., Japan, China and Russia. Our wafer fabrication operations are located in our San Jose and Fremont, California facilities, as well as in our Japan facilities, and include chip design, clean room fabrication, integration and related facilities for PICs. Our manufacturing, assembly and test operations are located in our Shenzhen and Dongguan, China facilities, and in Silicon Valley, California. In addition we have established manufacturing capability in Russia.

As of December 31, 2015, we had 2,304 employees and non-employee contractors, of which 267 were based in the U.S., 1,889 in China, 109 in Japan, 30 in Russia and Europe and 9 in Canada.

None of our U.S. employees are represented by a labor union. Chinese law allows that all employees be members of a union that is overseen by the Chinese government. The majority of the employees in our Japanese subsidiaries are also members of a union. We have never experienced employment-related work stoppages and we consider our employee relations to be good.

Our Customers

In 2015, 2014 and 2013, our ten largest customers accounted for 91%, 88% and 86% of our total revenue, respectively. In 2015, Huawei, together with its affiliate HiSilicon Technologies Co. Ltd. (collectively “Huawei”), and Ciena Corporation accounted for 44% and 21% of our total revenue, respectively. In 2014, Huawei, Ciena Corporation, and Alcatel-Lucent SA accounted for 38%, 15% and 10% of our total revenue, respectively. In 2013, Huawei, Ciena Corporation, and Alcatel-Lucent SA accounted for 27%, 16% and 14% of our total revenue, respectively.

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

We use a global direct sales force based in North America, Europe, Russia and Asia, including China and Japan. These individuals work with our product application engineers, and product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs. We believe that these collaborative engineering activities provide us insight into our customers’ broader and longer term needs. We expect to continue to add sales and related support personnel as we grow our business.

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

Our Research and Development

We have invested and expect to continue to invest significant time and capital into our research and development operations. Research and development expenses were $44.5 million, $46.0 million and $45.9 million in 2015, 2014 and 2013, respectively.

Our Suppliers

We use suppliers from the U.S., China, Japan and other locations. Although there are multiple sources for most of the component parts of our products, some components are sourced from single or, in some cases, limited sources. We typically do not have written agreements with the majority of these component manufacturers to guarantee the supply of the key components used in our products. We also use contract manufacturers in Japan, China and other Asia locations for the backend manufacturing of certain of our products.

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

Certain of our customers use vendor managed inventory (VMI) arrangements under which we manufacture at a customer’s request, then ship to its facility or a designated contract manufacturer for the customer, to be held until it is used by the customer. We maintain title to vendor managed inventory until the customer uses the inventory. At that time the customer takes title to the products, it reports the consumption to us and we recognize the revenue for the product sale. The increased use of VMI by our customers may increase the possibility of changes to our backlog since customers may consume VMI more quickly or more slowly than we had planned.

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

Seasonality

Historically, our first quarter revenue is generally seasonally lower than the rest of the year primarily due to lower capacity utilization during the holidays in China and the impact of typical price negotiations during this period. This historical pattern should not be considered a reliable indicator of our future revenue or financial performance.

Financial Information by Geographic Region

For information regarding our revenue and long-lived assets by geographic region, see Note 16 to the Consolidated Financial Statements. For risks relating to our operations see “Item 1A. Risk Factors” and particularly the risks under the caption “Risks related to our operations in China” and the risk factors “Our future results of operations may be subject to volatility as a result of exposure to fluctuations in foreign exchange rates, primarily the Chinese Renminbi (RMB) and Japanese Yen (JPY) exchange rates”, “We face a variety of risks associated with international sales and operations, which if not adequately managed could adversely affect our business and financial results” and “We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets”.

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

We believe we compete favorably with respect to these factors. We believe our principal competitors include Accelink Technologies Co., Ltd., Broadcom Limited (formerly Avago Technologies Limited), Finisar Corporation, Innolight Technology Corporation, Lumentum Holdings, Inc. (formerly JDS Uniphase Corporation), NTT Electronics Corporation, Source Photonics, Inc., Oclaro, Inc., Sumitomo Electric Device Innovations, Inc., and others.

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

We also face competition from some of our customers, including Huawei Technologies and its affiliate, HiSilicon Technologies Co., Ltd., who evaluate our capabilities against the merits of manufacturing products internally. These customers may have the ability to manufacture competitive products at a lower cost than we would charge as a result of their higher levels of integration. As a result, these customers may purchase less of our products and there would be additional pressure to lower our selling prices which, accordingly, would negatively impact our revenue and gross margin.

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

Additionally, increasing efforts to control emissions of greenhouse gases, or GHG, may also impact us. For example, our semiconductor manufacturing operations in California use perfluorocarbons, which are classified as a high global warming potential greenhouse gas. Under California’s Global Warming Solutions Act, we designed and installed additional pollution control equipment at our San Jose, California, manufacturing plant to reduce our perfluorocarbon emissions beginning in 2012. As of December 31, 2012 and continuing through December 31, 2015, our San Jose and Fremont, California, manufacturing facilities have maintained compliance with the Global Warming Solutions Act through the monitoring and reviewing of our Greenhouse Gas Emissions including permits issued locally by the Bay Area Air Quality Management District (BAAQMD), and we have submitted reports annually to verify such compliance. In the U.S., the Environmental Protection Agency has announced a finding relating to GHG emissions that may result in promulgation of federal GHG air quality standards. The U.S. Congress has considered various options, including a cap and trade system which would impose a limit and a price on GHG emissions and establish a market for trading GHG credits. China has agreed to join the Copenhagen Climate Accord, a voluntary (and non-binding) GHG agreement. Globally, negotiations for a treaty to succeed the 1997 Kyoto Protocol Treaty are ongoing, and it is not yet known whether (or on what terms) agreement will be reached on a successor treaty. Additional restrictions, limits, taxes, or other controls on GHG emissions could significantly increase our operating costs and, while it is not possible to estimate the specific impact any final GHG regulations will have on our operations, there can be no assurance that these measures will not have significant additional impact on us. In addition, some of our operations might be affected by the physical impacts of climate change. For example, some of our facilities are located in coastal areas that might be vulnerable to changes in sea level.

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

ITEM 1A.RISK FACTORS

Risks related to our business

If spending for communications networks does not continue to grow as expected, our business and financial results may suffer.

Our future success as a provider of modules and subsystems to leading network equipment vendors depends on their continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including cloud services, mobile video and data services, wireless 4G/LTE services, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless devices that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high-speed communications networks and the ability of network equipment vendors to meet this demand. We cannot be certain that demand for bandwidth-intensive content will continue to grow in the future. If expectations for growth of communications networks and bandwidth consumption are not realized and investment in communications networks does not grow as anticipated, our business could be harmed.

We are dependent on Huawei Technologies Co., Ltd. and their affiliate HiSilicon Technologies Co., Ltd., Ciena, Alcatel-Lucent SA and our other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from any of our key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In the year ended December 31, 2015, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (collectively “Huawei”), and Ciena Corporation accounted for approximately 44% and 21% of our total revenue, respectively, and our top ten customers represented 91% of our total revenue. In 2014, Huawei, Ciena Corporation, and Alcatel-Lucent SA accounted for 38%, 15% and 10% of our total revenue, respectively, and our top ten customers represented 88% of our total revenue. As a result, the loss of, or a significant reduction in orders from these major customers or any of our other key customers would materially and adversely affect our revenue and results of operations. Adverse events affecting our customers could also adversely affect our revenue and results of operations.

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

We have a history of losses and we may incur additional losses in future periods. As of December 31, 2015, our accumulated deficit was $298.5 million. We also expect to continue to make significant expenditures related to the ongoing operation and development of our business. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations.

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

We are subject to global governmental export and import controls that could subject us to liability, impair our ability to compete in international markets, or restrict our sales to certain customers.

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products, especially laser-dependent products. In some cases, it is possible that export licenses would be required from the U.S. or other government agencies outside the U.S. such as, but not limited to, Japan, China or Russia for some of our products in accordance with various statutes. In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products. We may not be successful in obtaining the necessary export and import licenses. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to export or sell our products or to obtain any required licenses would adversely affect our business, financial condition and results of operations.

Changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. For instance, if export restrictions or import restrictions were placed on any of our major customers, we could be restricted from selling our products to such customer(s), which could result in an immediate and material reduction in our sales to such customer(s) and adversely affect our business and results of operations. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected.

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

In particular we have developed new technologies and products that we believe are key components in our customers’ systems for 100Gbps and higher data transmission. The emergence of technologies and products from our competitors and their success in competing against our technologies and products for 100Gbps data transmission could render our existing products uncompetitive from a pricing standpoint, obsolete or otherwise unmarketable.

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

Manufacturing problems could impact manufacturing yields or result in delays in product shipments to customers and could adversely affect our revenue, competitive position and reputation.

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

We depend upon outside contract manufacturers for a portion of the manufacturing process for some of our products. Our operations and revenue related to these products could be adversely affected if we encounter problems with a contract manufacturer.

The majority of our products are manufactured internally. However, we also rely upon contract manufacturers in China, Japan and other Asia locations to provide back-end manufacturing and produce the finished portion of some of our products. Our reliance on contract manufacturers for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality/controls and costs. If one of our contract manufacturers is unable to meet all of our customer demand in a timely fashion, this could have a material adverse effect on the revenue from our products. If the contract manufacturer for one of our product were unable or unwilling to manufacture such product in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to our internal manufacturing facilities. Any significant interruption in manufacturing our products would require us to reduce our supply of products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these products and cause us to forego potential revenue opportunities.

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

•	obtain from a third party claiming infringement a license to sell or use the relevant technology, which may not be available on commercially reasonable terms;
•	stop manufacturing, selling, incorporating or using our products that use the challenged intellectual property;
•	pay substantial monetary damages; or
•	expend significant resources to redesign the products that use the technology and to develop non-infringing technology.

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

If we are unsuccessful in our defense of the Finisar patent infringement claims, a license to use the allegedly infringing technology may not be available on commercially reasonable terms and therefore may limit or preclude us from competing in the market for optical transceivers in the U.S., which may have a material adverse effect on our results of operations and financial condition, and otherwise materially harm our business.

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

In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. Because we often indemnify our customers for intellectual property claims made against them for products incorporating our technology, any claims against our customers could trigger indemnification obligations in some of our supply agreements, which could result in substantial expenses such as increased legal expenses, product recalls, damages for past infringement or royalties for future use. While we have not incurred any material indemnification expenses to date, any future indemnity claim could adversely affect our relationships with our customers and result in substantial costs to us. Our insurance does not cover intellectual property infringement.

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

As part of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary businesses, products, services or technologies that we believe could accelerate our ability to compete in our existing markets or allow us to enter new markets. Any of these transactions could be material to our financial condition and results of operations. For instance, in October 2011, we completed the acquisition of Santur Corporation, a designer and manufacturer of InP-based PIC products, and in March 2013 we completed the acquisition of the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd., now known as NeoPhotonics Semiconductor. We purchased the tunable laser product lines of EMCORE in January 2015 and the power monitoring products business of EigenLight Corporation in November 2015. If we fail to properly evaluate or integrate acquisitions, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

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

In connection with our acquisitions of Santur, NeoPhotonics Semiconductor, EMCORE’s tunable laser products and EigenLight’s power monitor products, we have integrated the commercial operations and personnel into our existing infrastructure. If there are unexpected difficulties in our integration of these acquired businesses and/or the product lines we have acquired from EMCORE, the anticipated benefits of these acquisitions may not be realized or may take longer to realize than expected. The anticipated benefits of these acquisitions could be materially reduced by a number of factors, including the following:

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
•

a potential decline in revenues could occur from NeoPhotonics Semiconductor’s legacy products for network applications that are declining within our customer base (such as NeoPhotonics Semiconductor’s gallium arsenide integrated circuits for 10G network applications)

•

we could have difficulty implementing and maintaining financial reporting requirements for the acquired business operations, which have not been previously audited nor subject to the internal compliance structure of a U.S. public company;

•	we could incur additional costs associated with known and unknown environmental contamination of the real estate acquired from NeoPhotonics Semiconductor; and
•	we could incur costs associated with new export or compliance issues associated with NeoPhotonics Semiconductor products or the product lines we recently acquired from EMCORE or EigenLight.

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

In connection with our raising capital in an April 2012 private placement of common stock, we have established a wholly-owned subsidiary and company operations in the Russian Federation. The establishment of successful operations in the Russian Federation requires capital expenditure over several years, and is in part dependent on the cooperation of Russian entities that could include the Russia government and other third parties. If there are delays in our efforts to establish operations in the Russian Federation, the anticipated benefits of our Russian expansion may not be realized or may take longer to realize than expected. The anticipated benefits of our Russian expansion could be materially reduced by a number of factors, including the following:

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

Our business operations conducted in Russia are relatively small compared to our overall business. A portion of our revenue in the twelve months ended December 31, 2015 was recognized from customers for whom we shipped products to a location in Russia. Additionally, a portion of our property, plant and equipment was located in Russia. We expect to make further investments in Russia in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a degree subject to economic, political, legal, and social events and developments in Russia. In recent years the Russian Federation has undergone substantial political, economic and social change. The business, legal and regulatory infrastructure in the Russian Federation is less well-developed that would generally exist in a more mature free market economy. In addition, the tax, currency and customs legislation within the Russian Federation is subject to varying interpretations and changes, which can occur frequently. The future economic direction of the Russian Federation remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. Our failure to manage the risks associated with our planned Russian expansion could have a material adverse effect upon our results of operations.

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

The People’s Bank of China regularly intervenes in the foreign exchange market to manage fluctuations in RMB exchange rates and achieve policy goals. In the year ended December 31, 2015, the Chinese government had allowed the RMB to devalue against the U.S. dollar by approximately 6%. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. There remains significant international pressure on the Chinese government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar.

To the extent that transactions by our subsidiaries in China and Japan are denominated in currencies other than the RMB and JPY, we bear the risk that fluctuations in the exchange rates of the RMB and JPY in relation to other currencies could decrease our revenue or increase our costs and expenses, therefore having an adverse effect on our future results of operations.

While we generate a significant portion of our revenue in U.S dollars, a significant portion of our cost of goods sold are in RMB. Therefore appreciation in RMB against the U.S. dollar would negatively impact our cost of goods sold upon translation to U.S. dollars.

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

We currently derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations is based in Shenzhen and Dongguan, China as well as our having additional operations in Japan, Russia and Canada. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

•	difficulties in staffing, managing and supporting operations in more than one country;
•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
•	fewer legal protections for intellectual property in foreign jurisdictions;
•	compliance with local regulations;
•	foreign and U.S. taxation issues and international trade barriers;
•	general economic and political conditions in the markets in which we operate;
•	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;
•	imposition of export restrictions on sales to any of our major foreign customers;
•	fluctuations in foreign economies;
•	fluctuations in the value of foreign currencies and interest rates;
•	trade and travel restrictions;
•	outbreaks of contagious disease;
•	domestic and international economic or political changes, hostilities and other disruptions; and
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

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. For instance, during 2013, we identified material weaknesses in our internal control over financial reporting, which resulted in material misstatements in our consolidated financial statements for the first two quarters of 2013, which required us to file restatements of these financial statements. We subsequently remediated these material weaknesses, and our management concluded that our internal control over financial reporting was effective as of the end of both 2014 and 2015. However, if material weaknesses in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

We may also experience difficulties in implementing effective internal controls over financial reporting as part of our integration of acquired businesses or products, particularly the product lines acquired from EMCORE or EigenLight. The product lines we acquired from EMCORE or EigenLight were not subject as a stand-alone entity to the internal control requirements of a U.S. public company. We could also experience unanticipated additional operating costs in implementing and managing effective internal controls over financial reporting or EMCORE or EigenLight operations, which could adversely affect our financial performance.

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

As of December 31, 2015, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $207.0 million and $69.2 million, respectively. As these net operating losses have not been utilized, a portion expired in 2015 and will continue to expire further in the current and future years. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized and increases in future tax liabilities.

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

In August 2012, the SEC adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding reporting obligations for the use of conflict minerals originating in the Democratic Republic of the Congo and adjoining countries, and beginning on January 1, 2013, we became subject to these reporting obligations and subsequently have timely filed our conflict minerals reports with the SEC. In connection with these requirements, we regularly communicate with customers and suppliers regarding the new conflict mineral rules and reporting obligations and continue to work with these customers and suppliers to implement any necessary or requested compliance programs. As a result of these new rules, our results in operations may suffer for a variety of reasons, including:

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

Risks related to our operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue in the twelve months ended December 31, 2015 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our property, plant and equipment, approximately 39% as of December 31, 2015, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has experienced higher costs due to increased wages. We were required to pay additional employee benefits taxes beginning in late 2010 and were subject to increases in the minimum wage in each year from 2011 to 2015. We expect that we will be subject to further increases in personnel costs and taxes in the future due to market conditions and/or government mandates. If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

The termination, expiration or unavailability of our preferential income tax treatment in China may have a material adverse effect on our operating results.

Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our subsidiaries in China may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Historically, we have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential tax rate applied to 2015, 2014 and 2013. We realized benefits from this 10% reduction in tax rate of $0.9 million, $0.5 million and $0.2 million for 2015, 2014 and 2013, respectively. In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

Our subsidiaries in China may be subject to restrictions on dividend payments, on making other payments to us or any other affiliated company, and on borrowing or allocating tax losses among our subsidiaries.

Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital, as well as to allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. As of December 31, 2015, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. The statutory common reserves are not distributable as cash dividends except in the event of liquidation. In addition, current Chinese regulations prohibit inter-company borrowings or allocation of tax losses among subsidiaries in China. Further, if our subsidiaries in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Accordingly, we may not be able to move our capital easily, which could harm our business.

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

If any of our subsidiaries in China becomes the subject of a bankruptcy or liquidation procedures, we may lose or diminish the ability to use its assets.

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

We are required to comply with the NYSE Listed Company Manual as a condition for our common stock to continue to be listed on the NYSE. If we are unable to comply with such conditions such as non-timely filing of our Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q, then our shares of common stock are subject to delisting from the NYSE.

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

As of December 31, 2015, our executive officers and directors, and entities that are affiliated with them or that have a right to designate a director, beneficially own an aggregate of approximately 34% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

Our properties consist primarily of owned and leased office and manufacturing facilities. Our corporate headquarters are located in San Jose, California and our manufacturing facilities are primarily located in Shenzhen and Dongguan, China and Tokyo, Japan. The following schedule presents the approximate square footage of our facilities as of December 31, 2015:

Location	Square Feet	Commitment and Use
San Jose, California	39,314	Leased; 1 building used for corporate headquarters offices and wafer fabrication.
Fremont, California	73,186	Leased; 2 buildings used for wafer fabrication and research and development.
Shenzhen, China (1)	236,853	Owned; 1 building and 1 floor of a building. Used for manufacturing, research and development, and sales and marketing.
Shenzhen, China	26,253	Leased; 3 buildings used for staff dormitory.
Dongguan, China	93,431	Leased; 2 buildings used for manufacturing and staff dormitory.
Tokyo, Japan	143,875	Owned; 1 building used for manufacturing, research and development and marketing.
Moscow, Russia	8,859	Leased; 2 floors of buildings used for manufacturing, research and development and administrative.

(1)	The owned floor of the building in Shenzhen, representing 23,361 square feet, was leased to a tenant effective February 2014.

In addition, we lease a number of smaller offices for warehouse, manufacturing, research and other functions.

ITEM 3.LEGAL PROCEEDINGS

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

For a discussion of our current legal proceedings, please refer to the information set forth under the “Litigation” section in Note 12, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 29, 2016, there were approximately 95 holders of record of our common stock (not including beneficial holders of our common stock holder in street names). We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, consent from our existing credit facility lender in the U.S., and other factors our board of directors may deem relevant.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by the New York Stock Exchange.

	Low	High
Fiscal Year 2015:
First Quarter	$2.81	$6.88
Second Quarter	$5.45	$11.05
Third Quarter	$5.76	$9.44
Fourth Quarter	$6.57	$11.40
Fiscal Year 2014:
First Quarter	$6.61	$8.41
Second Quarter	$3.82	$8.10
Third Quarter	$2.42	$4.04
Fourth Quarter	$2.46	$3.78

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

	NeoPhotonics	S&P 500	NASDAQ Telecom
2/2/2011	$100	$100	$100
12/31/2011	$35	$96	$83
12/31/2012	$43	$109	$84
12/31/2013	$53	$142	$105
12/31/2014	$26	$158	$114
12/31/2015	$82	$157	$105

For equity compensation plan information refer to Item 12 of this Annual Report on Form 10-K.

Use of Proceeds

In 2015, we completed our follow-on offering of 6,866,689 shares of our common stock in a registered public offering at $7.25 per share. We raised approximately $45.6 million, net of underwriting costs and other offering expenses of approximately $4.1 million. We held the proceeds received our follow-on public offering as cash, cash equivalent and short-term investments and intend to continue to invest the funds in money market accounts and short-term marketable securities including money market funds, Government-sponsored enterprise obligations, commercial paper and U.S. government securities. There has been no material change in the planned use of proceeds from our follow-on public offering as described in our final prospectus filed with the SEC on May 22, 2015 pursuant to Rule 424(b).

In 2015,  we filed a resale registration statement, which registered 4,972,905 shares of the Company’s common stock, at a par value of $0.0025 per share, held by Rusnano. We do not receive any proceeds from any sales of our common stock held by Rusnano.

ITEM 6.SELECTED FINANCIAL DATA

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

We derived the consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012  and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Years ended December 31,
Consolidated Statement of Operations Data:	2015 (1)	2014 (2)	2013 (3)	2012 (9)	2011 (4)(9)
	(in thousands, except per share data)
Revenue	$339,439	$306,177	$282,242	$245,423	$201,029
Cost of goods sold	240,358	235,059	217,069	184,163	150,944
Gross profit	99,081	71,118	65,173	61,260	50,085
Operating expenses	95,128	90,250	98,846	78,167	78,551
Income (loss) from operations	3,953	(19,132)	(33,673)	(16,907)	(28,466)
Interest and other income (expense), net (5)	2,819	1,932	538	599	14,231
Provision for income taxes	(3,104)	(2,519)	(1,204)	(1,364)	(1,155)
Income (loss) from continuing operations	3,668	(19,719)	(34,339)	(17,672)	(15,390)
Income from discontinued operations, net of tax	—	—	—	142	636
Net income (loss)	$3,668	$(19,719)	$(34,339)	$(17,530)	$(14,754)
Basic net income (loss) per share from continuing operations (6)	$0.10	$(0.61)	$(1.11)	$(0.62)	$(1.45)
Diluted net income (loss) per share from continuing operations (6)	$0.09	$(0.61)	$(1.11)	$(0.62)	$(1.45)
Basic net income (loss) per share	$0.10	$(0.61)	$(1.11)	$(0.62)	$(1.42)
Diluted net income (loss) per share	$0.09	$(0.61)	$(1.11)	$(0.62)	$(1.42)

	Years ended December 31,
Consolidated Balance Sheet Data:	2015	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$76,088	$43,035	$57,101	$36,940	$32,321
Short-term investments	23,294	—	17,916	64,301	54,063
Restricted cash and investments	2,660	21,254	2,138	2,626	3,227
Working capital (7)	151,211	102,130	124,298	152,374	124,199
Total assets	341,878	286,284	302,227	295,632	277,049
Long-term debt (including current portion)	11,519	23,336	34,475	22,167	27,166
Common stock and additional paid-in capital (8)	511,852	456,271	447,546	438,934	392,854
Total equity	211,656	159,456	176,811	202,680	173,654

(1)

We acquired the tunable laser product lines of EMCORE Corporation on January 2, 2015 and the optical power monitoring business of EigenLight Corporation on November 2, 2015 and the results of operations from these acquisitions are included from the date of acquisition.

(2)

In 2014, we recognized total escrow settlement gain of $4.9 million, of which $3.9 million pertained to certain indemnification claims by us in connection with the acquisition of Santur in 2011 and $1.0 million pertained to our acquisition of NeoPhotonics Semiconductor in 2013.

(3)	We acquired NeoPhotonics Semiconductor on March 29, 2013 and its results of operations are included from the date of acquisition.
(4)

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

(5)

In 2010, we purchased shares of Ignis ASA (“Ignis”), a Norwegian company traded on the Oslo Borse (Norway stock exchange) for $8.1 million. In 2011, we sold our shares in Ignis for $21.3 million and recognized a gain of $13.8 million. The gain was recognized as other income in the consolidated statement of operations for the year ended December 31, 2011.

(6)	See Note 5 to the Consolidated Financial Statements for a description of our calculation of net income (loss) per share.
(7)	Working capital is defined as total current assets less total current liabilities.
(8)

In connection with the closing of our initial public offering in February 2011, all of the shares of Series 1, Series 2, Series 3 and Series X preferred stock outstanding automatically converted into shares of common stock.

(9)

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

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business overview

We develop, manufacture and sell optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks. We sell our products to the world’s leading network equipment manufacturers, including Alcatel-Lucent SA (which was acquired by Nokia Corporation in January 2016), Ciena Corporation, Cisco Systems, Inc., HiSilicon Technologies, Ltd., an affiliate of Huawei Technologies, Co., Ltd. and Huawei Technologies Co., Ltd. (collectively “Huawei”). These companies are among our largest customers and a focus of our strategy due to their leading market positions.

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

Recognizing our focus on growth in our 100Gbps (“100G”) and beyond products, we realigned our product group reporting for 2015 to “High Speed Products” which includes products designed for 100G and beyond applications and “Network Products and Solutions”, which comprises all products designed for applications below 100G, and includes 40G products previously included in our “High Speed Products” group.  In 2015, High Speed Products represented approximately 58% of total revenue and Network Products and Solutions represented approximately 42% of total revenue. In 2014, High Speed Products represented approximately 42% of total revenue and Network Products and Solutions represented approximately 58% of total revenue.

On January 2, 2015, we closed an acquisition of the tunable laser product lines of EMCORE Corporation (“EMCORE”) for $17.0 million. Consideration for the transaction consisted of $1.5 million in cash and a final promissory note (the “EMCORE Note”) of approximately $15.5 million, which had a maturity of two years from the closing of the transaction and an interest rate of 5% per annum for the first year and 13% per annum for the second year. We accounted for the acquisition as a business combination and included EMCORE’s revenue and expense for the acquired products in our consolidated financial results from the acquisition close date. The EMCORE Note was repaid in full in April 2015.

On November 2, 2015, we closed an acquisition of the optical power monitoring business of EigenLight Corporation (“EigenLight”) for approximately $0.4 million in cash. We accounted for the acquisition as a business combination and included revenue and expense of the acquired business in our consolidated financial results from the acquisition close date.

In 2015, our revenue growth of 11% compared to 2014 was driven primarily by demand for our High Speed Products, which includes the tunable laser products acquired from EMCORE in January 2015, as carriers continued to accelerate deployment of high capacity optical transport networks worldwide, particularly in China. Our gross margin increased to 29.2%  in the year ended December 31, 2015 compared to 23.2% in the year ended December 31, 2014, primarily attributable to a volume increase in High Speed Products designed for 100G and above operation, our efforts to phase out low margin products and our ongoing efforts to reduce costs.

In 2016, we expect continued volume growth for our High Speed Products, although quarter-to-quarter results may show considerable variability as is usual in a rapid initial ramp-up for a new technology.  Similar to revenue, our gross margins may fluctuate materially depending on a variety of factors including average selling price changes, product mix, volume, manufacturing utilization and ongoing manufacturing process improvements.

We have completed the phase-out of certain products that accounted for approximately $4 million and $23 million of total revenue in 2015 and 2014, respectively. In addition, we are expecting to phase out additional products that accounted for approximately $15 million of total revenue in 2015. These products, which are in the end of life, had relatively low gross margins. We recognized a $2.8 million inventory write-down within cost of goods sold in 2015 as a result of the phasing-out of our earlier-generation tunable laser products.

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

Amendment to Rights Agreement with Rusnano

In July 2015, we entered into an Amendment to Rights Agreement relating to the Rights Agreement dated as of April 27, 2012 between us and Joint Stock Company “RUSNANO” (formerly Open Joint Stock Company “RUSNANO”), or Rusnano. The Amendment to Rights Agreement became effective on June 30, 2015. It provides for an updated investment plan for our Russian subsidiaries that includes the licensing of non-cash intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones of approximately one-half of the overall investment requirement of $30.0 million through fiscal year 2019, and provides that the maximum amount of penalties to be paid by us will not exceed $5.0 million in the aggregate. We achieved our investment milestone for 2015. If certain of the investment commitments are not achieved in the indicated time frames in 2016 and 2019, we also have the ability to pay exit fees. For more information, see “—Liquidity and capital resources—Rusnano Rights Agreement” below.

Debt Refinancing Arrangements

In 2015, we restructured our term loan led by Comerica Bank to eliminate a restricted cash requirement and increased our borrowing capacity from $20.0 million as of December 31, 2014 to $30.0 million as of December 31, 2015. In February 2015, we entered into a financing arrangement with Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) through two long-term mortgage instruments totaling 1.5 billion JPY ($12.6 million) to pay off our mortgage from the semiconductor Optical Components Business Unit of LAPIS Semiconductor Co., Ltd. (“LAPIS”), a wholly-owned subsidiary of Rohm Co., Ltd. of Japan and increase our available cash balances.  By restructuring our debt, we eliminated certain cash restrictions and improved our cash availability for 2015.

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

Stock-based compensation expense

We grant stock options, stock appreciation units and restricted stock units to employees, directors and consultants. Stock purchase rights are granted to our employees. Stock-based awards are accounted for at fair value as of the measurement date using the Black-Scholes-Merton option-pricing model, the lattice-binominal option-pricing model or stock prices. For stock options and restricted stock units, the measurement date is the grant date and for employee stock purchase rights the measurement date is the first day of the offering period. Stock appreciation units are subject to re-measurement each reporting period.

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

Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions, or the market price of our common shares, used in the option-pricing models change, our stock-based compensation expense could change on our consolidated financial statements.

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

Goodwill and long-lived assets

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill represents a residual value as of the acquisition date, which generally results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquired company over the fair value of net assets acquired, including any contingent consideration.

We perform annual goodwill impairment test in the fourth fiscal quarter by reporting unit. We could be subject to additional goodwill impairment tests in the event of changes in industry and market conditions, our business and reporting structure. During the fourth quarter of fiscal 2015, we performed a sensitivity analysis for goodwill impairment and determined that the estimated fair value substantially exceeded the carrying value of the underlying goodwill and a hypothetical 10% decline in the fair value of each reporting unit would not result in an impairment of goodwill.

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

Valuation of inventories

We record inventories at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventories in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs which would be charged to cost of goods sold. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles. Write-downs of excess and obsolete inventory are charged to cost of goods sold. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, it will result in lower costs and higher gross margin for those products. Any write-downs would have an adverse impact on our gross margin. In 2015, we recorded inventory write-down charges of $6.5 million, which included a $2.8 million charge resulting from the phasing-out of our earlier-generation tunable laser products. In 2014 and 2013, inventory write-down charges were $1.5 million and $3.2 million, respectively.

Warranty liabilities

We provide warranties to cover defects in workmanship, materials and manufacturing of our products for a period of one to two years to meet stated functionality specifications. From time to time, we have agreed, and may agree, to warranty provisions providing for extended terms or with a greater scope. We test products against specified functionality requirements prior to delivery, but we nevertheless from time to time experience claims under our warranty guarantees. We accrue for estimated warranty costs under those guarantees based upon historical experience, and for specific items at the time their existence is known and the amounts are determinable. We charge a provision for estimated future costs related to warranty activities to cost of goods sold based upon historical product failure rates and historical costs incurred in correcting product failures. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin and profitability would be adversely affected. We recorded warranty expense of $0.1 million, $0.9 million and $1.5 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

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

Results of operations

We acquired the tunable laser product lines of EMCORE Corporation in January 2015 and the optical power monitoring business of EigenLight Corporation in November 2015 and the results of operations from these acquisitions are included from the date of acquisition. The following table presents certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2015	2014	2013
Revenue	100%	100%	100%
Gross profit	29%	23%	23%
Operating expenses	28%	29%	35%
Income (loss) from operations	1%	(6)%	(12)%
Interest and other income (expense), net	1%	1%	—%
Income (loss) before income taxes	2%	(5)%	(12)%
Net income (loss)	1%	(6)%	(12)%

Revenue

		% Change		% Change
(in thousands, except percentages)	2015	2015 to 2014	2014	2014 to 2013	2013
Total revenue	$339,439	11%	$306,177	8%	$282,242

We sell substantially all of our products to original equipment manufacturers, or OEMs. We recognize revenue upon delivery of our products to the OEM. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in U.S. dollars, Chinese Renminbi (“RMB”) and JPY. Revenue is driven by the volume of shipments and may be impacted by pricing pressures. We have generated most of our revenue from a limited number of customers.

Customers accounting for more than 10% of our total revenue and revenue from our top ten customers for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd(1)	44%	38%	27%
Ciena Corporation	21%	15%	16%
Alcatel-Lucent SA	* %	10%	14%
Percent of revenue from top ten customers	91%	88%	86%

* revenue less than 10%

(1) Huawei’s percentage of revenue included its affiliate, HiSilicon. Revenue from HiSilicon represented approximately 23%, 15% and 8% of total revenue, respectively, in 2015, 2014 and 2013.

For the years ended December 31, 2015, 2014 and 2013, our percentage of sales from our China-based subsidiaries, the majority of which were denominated in RMB, were 5%, 20% and 31%, respectively.

Total revenue increased by $33.3 million, or 11%, in 2015 compared to 2014.  The increase was primarily attributable to an increase in revenue from our High Speed Products driven by customer demand and acquisition of the tunable laser products from EMCORE. Our High Speed Products increased from 42% in 2014 to 58% of total revenue in 2015 and our Network Products and Solutions revenue decreased from 58% in 2014 to 42% in 2015. The increase in High Speed Products revenue was partially offset by a decrease in Network Products and Solutions revenue largely due to our product phase-out efforts to improve our gross margin. In 2015, revenue from the United States increased $21.3 million, or 38%, and revenue from China increased $21.0 million, or 13%, partially offset by decreases in Japan and other regions, compared to 2014. In 2015, Revenue from China, the United States, Japan and rest of the world was $182.5 million, $77.9 million, $12.7 million and $66.4 million, respectively. Revenue related to products acquired from EMCORE was approximately $55.8 million in 2015.

Total revenue increased by $23.9 million, or 8%, in 2014 compared to 2013. This increase was primarily attributable to an increase in revenue from our High Speed 100Gbps products as carriers continued to accelerate deployments of 4G-LTE networks in China which required increases in backbone capacity, partially offset by a decline in our other products. In 2014, our High Speed Products increased to 42% of total revenue from 38% of total revenue in 2013 while our Network Products and Solutions decreased to 58% of total revenue in 2014, compared to 62% of total revenue in 2013. In 2014, revenue from China increased $39.1 million, or 32%, and revenue from the United States increased $11.6 million, or 26%, due to the relative strength in these regions, partially offset by decreases in Japan and other regions in 2014 compared to 2013. In 2014, Revenue from China, the United States, Japan and rest of the world was $161.5 million, $56.6 million, $16.3 million and $71.8 million, respectively.

In 2016, we expect continued growth in revenue from our High Speed Products. We also expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in orders from our largest customers, including Huawei, Ciena Corporation and Alcatel-Lucent SA (which was acquired by Nokia Corporation in January 2016), or any of our other key customers would materially affect our revenue and results of operations. We expect a significant portion of our sales to continue to be denominated in foreign currencies, including RMB, and, to a lesser extent, in JPY and therefore may be affected by changes in foreign exchange rates.

Cost of goods sold and gross margin

		% Change		% Change
(in thousands, except percentages)	2015	2015 to 2014	2014	2014 to 2013	2013
Cost of goods sold	$240,358	2%	$235,059	8%	$217,069

	2015	2014	2013
Gross margin	29%	23%	23%

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

In 2015, gross profit increased $28.0 million, or 39%, to $99.1 million in 2015, compared to 2014, attributable to revenue growth partially offset by a $3.2 million increase in manufacturing costs, a $2.8 million inventory-related charge due to the phase out of our earlier-generation tunable laser products, and a $0.5 million increase in intangible assets related amortization expenses due to our acquisition of the tunable laser products from EMCORE.

Gross margin increased six percentage points to 29% in 2015 from 23% in 2014, primarily attributable to favorable product mix resulting from an increase in sales volume of our High Speed Products, our product cost reduction activities and product phase out efforts of low margin products, partially offset by price adjustments.

Gross margin was consistent at 23% in 2014 compared to 2013, primarily due to a reduction in overall manufacturing costs, lower vendor cost reductions and lower warranty expenses, offset by higher standard costs compared to 2013. In 2014, overall manufacturing costs decreased $5.4 million and warranty expenses decreased $0.7 million, partially offset by a $0.3 million increase in intangible assets related amortization expenses, resulting in a $5.9 million increase in gross profit, compared to 2013.

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

Operating expenses

		% Change		% Change
		2014 to		2013 to
(in thousands, except percentages)	2015	2015	2014	2014	2013
Research and development	$44,533	(3)%	$45,959	—%	$45,853
Sales and marketing	15,823	15%	13,725	(4)%	14,242
General and administrative	31,635	—%	31,570	5%	30,012
Amortization of purchase intangible assets	1,791	19%	1,502	(2)%	1,532
Acquisition-related costs	934	52%	615	(89)%	5,406
Asset impairment charge	368	(67)%	1,130	100%	—
Restructuring charges	44	(93)%	662	(15)%	775
Adjustment to fair value of contingent consideration	—	—%	—	(100)%	1,026
Escrow settlement gain	—	100%	(4,913)	(100)%	—
Total operating expenses	$95,128	5%	$90,250	(9)%	$98,846

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Research and development expense decreased $1.4 million, or 3%, in 2015 compared to 2014.  The decrease was primarily attributable to a $3.3 million decrease in development expenses driven by lower prototype and material spending, a $0.5 million decrease in depreciation expense and a $0.4 million decrease in administrative and travel expenses, partially offset by a $1.8 million increase in consulting fees for new product development and a $1.0 million increase in variable compensation expenses.

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

We believe that investments in research and development are important to help meet our strategic objectives. In 2016, we plan to continue to invest in research and development activities, including new products that we believe will further enhance our competitive position. As a percentage of total revenue, our research and development expense may vary as our investment and revenue levels change over time.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs and services and facility costs.

Sales and marketing expense increased by $2.1 million, or 15%, in 2015 compared to 2014, primarily due to a $0.9 million increase in bad debt provision largely due to a customer filing for bankruptcy and specific doubtful accounts, a $0.8 million increase in variable compensation expenses, a $0.5 million increase in payroll and benefits, a $0.4 million increase in stock-based compensation expense largely driven by the increase in the price of our common stock, a $0.3 million increase in product demo spending and a $0.3 million increase in travel costs, partially offset by a $0.7 million decrease in net allocated overhead charges and a $0.5 million decrease in commission expense.

Sales and marketing expense decreased by $0.5 million in 2014 compared to 2013, representing a 4% decrease, primarily due to a $0.6 million decrease in payroll and benefit expenses and a $0.3 million decrease in product demo expenses, partially offset by a $0.3 million increase in stock-based compensation expense.

We expect to continue to focus on controlling our sales and marketing expenses in 2016 even as our business continues to expand geographically. As a percentage of total revenue, our sales and marketing expense may vary as our revenue changes over time.

General and administrative

General and administrative expense consists of personnel costs, including stock-based compensation, for our finance, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

General and administrative expense increased by $0.1 million in 2015 compared to 2014. The increase was primarily due to a $2.6 million increase in payroll and benefits, a $1.7 million increase in variable compensation expenses, a $0.6 million increase in stock-based compensation primarily driven by higher stock price of our common stock, partially offset by a $2.0 million decrease in audit fees, a $1.3 million decrease in consulting fees, a $0.8 million decrease in depreciation expense, and a $0.7 million decrease in facility charges largely driven by lower utility expenses.

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

We expect to continue to focus on controlling our general and administrative expense in 2016. As a percentage of total revenue, our general and administrative expense may vary as our revenue changes over time.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology and patents and leasehold interests are included within cost of goods sold, while customer relationships and non-compete agreements are recorded within operating expenses.

In 2015, amortization of purchased intangible assets was $5.1 million, comprising of $3.3 million in cost of goods sold and $1.8 million in operating expenses. Amortization of purchased intangible assets increased by $0.8 million in 2015 compared to 2014, primarily due to intangible assets from our acquisition of the tunable laser product business from EMCORE in 2015.

In 2014, amortization of purchased intangible assets was $4.3 million, of which $2.8 million was included in cost of goods sold and $1.5 million in operating expenses, which remained relatively consistent compared to 2013.

Acquisition-related costs

In 2015 we incurred $0.9 million in acquisition-related transaction costs related to legal, accounting and other professional services for our acquisition activities, including our acquisitions of EMCORE’s tunable laser product lines and EigenLight’s optical power monitoring business.

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

Asset impairment charge

In 2015, we recognized asset impairment charges of $0.4 million of which $0.2 million was attributable to a write-down of held-for-sale assets acquired from EMCORE and $0.2 million was attributable to charges for equipment related to our product phase out effort.

In 2014, we wrote off certain leasehold improvements in our facilities in Fremont, California and recorded an asset impairment charge of $1.1 million in 2014 as a result of our business re-alignment initiatives.

Restructuring charges

In 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus on our strategy execution, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions primarily in the U.S and in China. We recorded $0.2 million and $1.1 million in related restructuring charges in 2015 and 2014, respectively, within cost of goods sold and operating expenses.

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

Interest and other income, net

		% Change		% Change
(in thousands, except percentages)	2015	2014 to 2015	2014	2013 to 2014	2013
Interest and other income, net	$2,819	46%	$1,932	259%	$538

Interest and other income, net consists of interest income, interest expense and other income, net. Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts incurred for interest on our outstanding debt. Other income, net includes foreign currency transaction gains and losses along with government subsidies. The functional currency of our subsidiaries in China and Japan is the RMB and the JPY, respectively.

Interest and other income, net increased $0.9 million, or 46%, in 2015 from $1.9 million in 2014.  The increase was primarily due to a $0.1 million decrease in the penalty payment derivative liability related to the Rights Agreement with Rusnano in 2015, compared to a $0.3 million increase in 2014, and a $0.4 million increase in foreign exchange gain primarily attributable to stronger U.S. dollars in 2015.

Interest and other income, net increased $1.4 million, or 259%, in 2014, from $0.5 million in 2013. The increase was primarily due to a $1.9 million increase in net foreign exchange gain largely attributable to a weaker JPY against the U.S. dollar, partially offset by a $0.3 million increase in interest expense related to higher debt balances and a $0.2 million decrease in interest income.

Income taxes

	Years ended December 31,
(in thousands, except percentages)	2015	2014	2013
Provision for income taxes	$(3,104)	$(2,519)	$(1,204)
Effective tax rate	46%	(15)%	(4)%

In 2015, our income tax provision was primarily related to the operating profit realized in our foreign subsidiaries in Japan and China. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries has qualified for a preferential 15% tax rate available for high technology enterprises. The preferential rate applied to 2015, 2014 and 2013. We realized benefits from this 10% reduction in the tax rate of $0.9 million, $0.5 million and $0.2 million for 2015, 2014 and 2013, respectively. In order to retain the preferential rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain employment level requirements and maintain certain levels of research expenditures. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

The effective tax rate in 2015 of 46% was 31 percentage points higher than the 2014 effective tax rate due to higher earnings in foreign jurisdictions and reduced net loss generated in the U.S.

The effective tax rate in 2014 of 15% was 11 percentage points higher than the 4% effective rate in 2013, primarily due to higher earnings in foreign subsidiaries.

Liquidity and capital resources

At December 31, 2015, we had working capital of $151.2 million and total cash, cash equivalents and short-term investments of $99.4 million, of which 15% was held in accounts by our subsidiaries in China and 2% was held in accounts by our subsidiaries in Japan. In the aggregate, approximately 17% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries.

Approximately $7.9 million of retained earnings with our accumulated deficit at December 31, 2015 was subject to restriction due to the fact that our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.  This restricted amount is not distributable as cash dividends except in the event of liquidation.

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

We have a bank credit agreement with Comerica Bank in the U.S. which restricts our ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of our U.S. assets, other than intellectual property assets. Our original credit agreement with Comerica Bank required the maintenance of specified financial covenants, including a debt to EBITDA ratio and liquidity ratios. On May 19, 2014, we executed an amendment to the credit agreement that waived the testing of certain covenants for compliance, provided that we maintain compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank will have sole access.  In January 2015, we executed an amended credit agreement with Comerica to (1) eliminate the compensating balance requirement and modify the financial covenants to include the maintenance of at least half of our projected EBITDA and a minimum liquidity ratio of 1.50 to 1.0 and (2) replace our $20.0 million revolving credit facility with a $25.0 million senior secured revolving credit line. We repaid the remaining Comerica term loan balance in conjunction with this amendment. In March 2015, we further amended our credit agreement with Comerica to increase our borrowing capacity from $25.0 million to $30.0 million. We were in compliance with our covenants as of December 31, 2015 and expect to be in compliance for the next 12 months.

Amounts borrowed under the Comerica Bank credit facility, as amended, are due on or before November 2, 2016 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of December 31, 2015, the rate on the LIBOR option was 2.99% and the outstanding balance was $23.8 million, which was repaid in full in January 2016.

As of December 31, 2015 and 2014, the amount of our cash and investments in compensating balance accounts for the credit arrangement with Comerica Bank was zero and $17.5 million, respectively, which was classified as current and non-current restricted cash and investments on our consolidated balance sheets.

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

As of December 31, 2015, our subsidiary in China had two short-term line of credit facilities with banking institutions.  Under the first agreement, which expires in June 2016, RMB 120.0 million ($18.5 million) can be used for short-term loans, which will bear interest at varying rates or up to RMB 171.4 million ($26.4 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement).  Under the second agreement, which expires in September 2016, RMB 133.0 million ($20.5 million) can be used for short-term loans or up to approximately RMB 190.0 million ($29.3 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement). As of December 31, 2015 and 2014, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $8.9 million and $12.8 million, respectively.

As of December 31, 2015 and 2014, compensating balances relating to these credit facilities totaled $2.7 million and $3.8 million, respectively. Compensating balances are classified as restricted cash and investments on our consolidated balance sheets.

As of December 31, 2014,  our subsidiary in China had $10.0 million outstanding under two short-term advance financing agreements under its line of credit facilities.   The borrowings were made against export sales to its parent company and bore interest and other fees at rates ranging from 2.33% to 4.02% per annum. Interest and principal were due and repaid in full in 2015.

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

As of December 31, 2015, our total outstanding balance under the two Mitsubishi Banks Loans was 1.4 billion JPY (approximately $11.8 million).

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

In March 2016, the United States Department of Commerce added Zhongxing Telecommunications Equipment Corporation and its subsidiary, ZTE Kangxun Telecommunications Ltd. (collectively “ZTE”) to the list maintained by the Department for actions contrary to the national security and foreign policy interests of the United States. While we had accounts receivable and notes receivable from ZTE totaling approximately $2.3 million as of December 31, 2015, this event is not expected to have a material adverse impact on our liquidity or financial results.

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

Rusnano Rights Agreement

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

In July 2015, we amended our rights agreement with Rusnano. The amendment to the rights agreement became effective on June 30, 2015 and provides for an updated investment plan for our Russian subsidiaries that includes a non-cash transfer of licensing rights to intellectual property, non-cash transfers of exiting equipment and commitments to complete the remaining milestones of approximately one-half of the overall investment through fiscal year 2019. It also provides that the maximum amount of penalties to be paid by us will not exceed $5.0 million in the aggregate, with the following penalties for failure to meet specified milestones and exit options at the end of the following years, subject to a 90-day cure period (“Cure Period”) following such years:

•

By December 31, 2015, if the actual cumulative investment and spending to our Russian subsidiaries was less than $13.0 million, or if we had not sold any products manufactured by our Russian subsidiary, or if we had not completed agreed-upon manufacturing milestones, then we would have been subject to a $5.0 million penalty within 30 days after the end of the applicable Cure Period; if the cumulative investments and spending to our Russian subsidiaries were less than $15.4 million but more than $13.0 million by December 31, 2015 and was not cured within the applicable Cure Period, we would have been subject to a

$1.5 million penalty within 30 days after the end of the applicable Cure Period. We fulfilled this milestone and have contributed over $15.4 million in cash and assets to our Russian subsidiaries as of December 31, 2015.

•

By December 31, 2016, if the actual cumulative investment and spending to our Russian subsidiaries is less than $18.8 million, we will be subject to a $1.5 million penalty within 30 days after the end of the applicable Cure Period.

•

At the end of 2016, we will be subject to pay an exit fee of $3.5 million to Rusnano should we decide to cease the operations of our Russian subsidiaries, provided that the cumulative investments and spending including the tangible asset transfers, other than intangible asset transfers which is limited to a maximum valuation of $5.7 million, exceed $10.0 million.

•

At the end of 2019, we will be subject to pay an exit fee of $2.0 million to Rusnano should we decide to cease the operations of our Russian subsidiaries, if the cumulative investments and spending are less than $30.0 million.

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

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Years ended December 31,
(in thousands)	2015	2014	2013
Net cash provided by (used in) operating activities	$26,138	$(451)	$4,511
Net cash (used in) provided by investing activities	(21,906)	(13,945)	13,304
Net cash provided by financing activities	29,623	3,029	2,515
Effect of exchange rates on cash and cash equivalents	(802)	(2,699)	(169)
Net increase (decrease) in cash and cash equivalents	$33,053	$(14,066)	$20,161

Operating activities

In 2015, net cash provided by operating activities was $26.1 million, a $26.6 million increase compared to 2014. The increase was primarily due to a $23.4 million increase in net income, a $15.8 million increase driven by lower accounts receivable due to collections, a $5.7 million increase in accrued and other liabilities, a $4.2 million increase in prepaid and other assets, partially offset by a $19.9 million decrease related to inventory increases due to anticipated demand and a $5.7 million decrease in accounts payable due to timing of payments.

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

Investing activities

In 2015, net cash used in investing activities was $21.9 million, an $8.0 million increase compared to $13.9 million used in 2014. The increase in net cash used in investment activities was primarily attributable to a $27.5 million increase in purchased marketable securities, a $5.8 million increase in property, plant and equipment purchases and a $5.4 million reduction in proceeds from maturity of securities, partially offset by a $21.0 million increase as a result of decreases in restricted cash balances and an $8.5 million increase in proceeds from sales of marketable securities.

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

Financing activities

In 2015, net cash provided by financing activities was $29.6 million, a $26.6 million increase compared to 2014. The increase was primarily attributable to a $62.2 million increase in net proceeds from bank and acquisition-related loans, a $45.6 million net proceeds from issuance of common stock in public offering, partially offset by a $75.6 million decrease in loans and acquisition-related loan payments, a $4.0 million decrease in proceeds from issuance of notes payable and a $3.4 million decrease in the repayments of notes payable.

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

Contractual obligations and commitments

The following summarizes our contractual obligations as of December 31, 2015:

	Payments due by period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Notes payable (1)	$8,857	$8,857	$—	$—	$—
Bank borrowings (1)	35,569	24,631	5,815	1,662	3,461
Retirement obligations (2)	5,086	497	911	740	2,938
Operating leases (3)	5,395	1,225	2,137	1,455	578
Purchase commitments (4)	34,759	34,759	—	—	—
Penalty payment derivative (5)	389	—	—	389	—
Asset retirement obligations (6)	933	312	—	536	85
Expected interest payments (7)	678	174	258	133	113
Total	91,666	$70,455	$9,121	$4,915	$7,175
Restricted retained earnings (uncertainty in timing of future payments)	7,917
Deferred compensation plan (uncertainty in timing of future payments)	447
Total commitments	$100,030

(1)	See Note 10, Debt, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our debt.
(2)	See Note 11, Pension Plans, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our retirement obligations.
(3)	We have entered into various non-cancelable operating lease agreements for our offices in China, U.S. and Canada.
(4)

This is an estimate of the amount outstanding under open purchase orders for the purchase of inventory and other goods at December 31, 2015.  Certain of these open purchase orders may be cancellable without penalty.

(5)	See Note 12, Commitments and contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our penalty payment derivative.
(6)

We have an asset retirement obligation of $0.8 million associated with our facility lease in California which is included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2015. We also have a $0.1 million asset retirement obligation in Japan.

(7)	We calculate the expected interest payments based on our long-term debt at prevailing interest rates as of December 31, 2015.

Uncertain Tax Positions

As of December 31, 2015, the liability for uncertain tax positions was $0.2 million. We cannot conclude on the timing of cash payments associated with our uncertain tax positions.

Rusnano Rights Agreement

In connection with our April 2012 common stock private placement transaction, we entered into a rights agreement with Rusnano. Refer to the discussion in the “Liquidity and Capital Resources – Rusnano Rights Agreement” section.

Off-balance sheet arrangements

During the years ended December 31, 2015 and 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent accounting pronouncements

See Note 2, Summary of Significant Accounting Policies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, corporate notes and bonds and money market funds meeting certain criteria. These securities are classified as available-for-sale which are recorded on the balance sheet at fair value. We have determined that the gross unrealized gains or losses on the available-for-sale securities at December 31, 2015 are temporary in nature. We may sell these marketable securities investments in the future to fund future operating needs.

As of December 31, 2015 we had $23.8 million outstanding under our U.S. credit facilities and $11.8 million outstanding under our term loans with the Mitsubishi Bank, which were subject to fluctuations in interest rates. For the year ended December 31, 2015, a hypothetical 10% increase in the interest rate could result in approximately $89,000 of additional annual interest expense. The hypothetical assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statements of operations. A large portion of our business is conducted through our subsidiaries in China, whose functional currency is the RMB and Japan, whose functional currency is the JPY. To the extent that transactions by these subsidiaries are in currencies other than their functional currencies, we bear the risk that fluctuations in the exchange rates of the RMB and JPY in relation to other currencies could increase our costs and expenses. During the year ended December 31, 2015, we recognized foreign currency transaction gains of $3.4 million. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB or JPY may materially and adversely affect our results of operations upon translation of these subsidiaries’ financial statements into U.S. dollars. While we generate a significant portion of our revenue in U.S. dollars, a significant portion of our cost of goods sold are in RMB. Therefore appreciation in RMB against the U.S. dollar would negatively impact our cost of goods sold upon translation to U.S. dollars. For example, for the year ended December 31, 2015, a 10% appreciation in RMB against the U.S. dollar would have resulted in an approximately  $1.7 million increase in our cost of goods sold.

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

Inflation risk

Inflationary factors, such as increases in our cost of goods sold and operating expenses, may adversely affect our results of operations. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, an increase in the rate of inflation in the future, particularly in China, may have an adverse effect on our levels of gross profit and operating profit as a percentage of revenue if the sales prices for our products do not proportionately increase with these increased expenses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoPhotonics Corporation

San Jose, California

We have audited the accompanying consolidated balance sheets of NeoPhotonics Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NeoPhotonics Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 14, 2016

NEOPHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except par data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$76,088	$43,035
Short-term investments	23,294	—
Restricted cash and investments	2,660	5,504
Accounts receivable, net of allowance for doubtful accounts	83,161	77,597
Inventories	65,602	57,347
Prepaid expenses and other current assets	12,393	15,540
Total current assets	263,198	199,023
Property, plant and equipment, net	62,618	57,657
Restricted cash and investments, non-current	—	15,750
Purchased intangible assets, net	9,852	10,263
Goodwill	1,115	—
Other long-term assets	5,095	3,591
Total assets	$341,878	$286,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,620	$48,949
Notes payable and short-term borrowing	32,657	22,771
Current portion of long-term debt	760	2,445
Accrued and other current liabilities	27,950	22,728
Total current liabilities	111,987	96,893
Long-term debt, net of current portion	10,759	20,891
Deferred income tax liabilities	88	1,818
Other noncurrent liabilities	7,388	7,226
Total liabilities	130,222	126,828
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
At December 31, 2015, 40,986 shares issued and outstanding; at December 31, 2014, 32,752 shares issued and outstanding	102	82
Additional paid-in capital	511,750	456,189
Accumulated other comprehensive (loss) income	(1,723)	5,326
Accumulated deficit	(298,473)	(302,141)
Total stockholders’ equity	211,656	159,456
Total liabilities and stockholders’ equity	$341,878	$286,284

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013
Revenue	$339,439	$306,177	$282,242
Cost of goods sold	240,358	235,059	217,069
Gross profit	99,081	71,118	65,173
Operating expenses:
Research and development	44,533	45,959	45,853
Sales and marketing	15,823	13,725	14,242
General and administrative	31,635	31,570	30,012
Amortization of purchased intangible assets	1,791	1,502	1,532
Acquisition-related costs	934	615	5,406
Asset impairment charge	368	1,130	—
Restructuring charges	44	662	775
Adjustment to fair value of contingent consideration	—	—	1,026
Escrow settlement gain	—	(4,913)	—
Total operating expenses	95,128	90,250	98,846
Income (loss) from operations	3,953	(19,132)	(33,673)
Interest income	121	189	348
Interest expense	(1,243)	(1,269)	(996)
Other income, net	3,941	3,012	1,186
Total interest and other income (expense), net	2,819	1,932	538
Income (loss) before income taxes	6,772	(17,200)	(33,135)
Provision for income taxes	(3,104)	(2,519)	(1,204)
Net income (loss)	$3,668	$(19,719)	$(34,339)

Basic net income (loss) per share	$0.10	$(0.61)	$(1.11)
Diluted net income (loss) per share	$0.09	$(0.61)	$(1.11)
Weighted average shares used to compute basic net income (loss) per share	37,421	32,109	31,000
Weighted average shares used to compute diluted net income (loss) per share	38,686	32,109	31,000

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
(in thousands)	2015	2014	2013
Net income (loss)	$3,668	$(19,719)	$(34,339)
Other comprehensive loss:
Foreign currency translation adjustments, net of zero tax	(6,987)	(6,411)	41
Unrealized (losses) gains on available-for-sale securities, net of zero tax	(35)	3	(65)
Defined benefit pension plans:
Loss arising during the period	(40)	(113)	(191)
Curtailments, settlements and other	—	191	—
Tax	13	(31)	73
Total other comprehensive loss	(7,049)	(6,361)	(142)
Comprehensive loss	$(3,381)	$(26,080)	$(34,481)

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
(In thousands)	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2012	30,546	$76	$438,858	$11,829	$(248,083)	$202,680
Comprehensive loss	—	—	—	(142)	(34,339)	(34,481)
Issuance of common stock upon exercise of stock options	261	1	1,212	—	—	1,213
Issuance of common stock under employee stock purchase plan	488	2	2,155	—	—	2,157
Issuance of common stock for vested restricted stock units	277	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(565)	—	—	(565)
Stock-based compensation costs	—	—	5,807	—	—	5,807
Balances at December 31, 2013	31,572	79	447,467	11,687	(282,422)	176,811
Comprehensive loss	—	—	—	(6,361)	(19,719)	(26,080)
Issuance of common stock upon exercise of stock options	174	1	738	—	—	739
Issuance of common stock under employee stock purchase plan	591	1	1,833	—	—	1,834
Issuance of common stock for vested restricted stock units	524	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(109)	—	(387)	—	—	(387)
Stock-based compensation costs	—	—	6,539	—	—	6,539
Balances at December 31, 2014	32,752	82	456,189	5,326	(302,141)	159,456
Comprehensive loss	—	—	—	(7,049)	3,668	(3,381)
Issuance of common stock from public stock offering, net of discount and offering costs	6,867	17	45,621	—	—	45,638
Issuance of common stock upon exercise of stock options	304	1	1,177	—	—	1,178
Issuance of common stock under employee stock purchase plan	600	1	1,538	—	—	1,539
Issuance of common stock for vested restricted stock units	558	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(95)	—	(727)	—	—	(727)
Stock-based compensation costs	—	—	7,953	—	—	7,953
Balances at December 31, 2015	40,986	$102	$511,750	$(1,723)	$(298,473)	$211,656

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$3,668	$(19,719)	$(34,339)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,875	23,403	20,381
Stock-based compensation expense	7,763	6,841	5,736
Deferred taxes	(641)	1,175	(469)
Investment and debt related amortization	296	86	1,003
Loss on disposal of property and equipment	394	162	710
Asset impairment charges	368	1,130	—
Adjustment to fair value of penalty payment derivative	(141)	291	101
Adjustment to fair value of contingent consideration	—	—	1,026
Allowance for doubtful accounts	640	(266)	(253)
Write-down of inventories	6,486	1,517	3,207
Foreign currency remeasurement and other, net	(2,992)	(2,343)	(667)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,529	(13,269)	7,234
Inventories	(14,899)	4,990	(10,458)
Prepaid expenses and other assets	(1,691)	(5,912)	(1,795)
Accounts payable	(4,692)	979	7,712
Accrued and other liabilities	6,175	484	5,382
Net cash provided by (used in) operating activities	26,138	(451)	4,511
Cash flows from investing activities
Purchase of property, plant and equipment	(16,837)	(11,027)	(19,566)
Proceeds from sale of property, plant and equipment and other assets	245	9	92
Purchase of marketable securities	(37,130)	(9,662)	(58,860)
Proceeds from sale of marketable securities	18,103	9,634	53,847
Proceeds from maturity of securities	4,000	9,448	50,358
Decrease (increase) in restricted cash	10,135	(10,847)	561
Acquisition of business	(422)	(1,500)	(13,128)
Net cash (used in) provided by investing activities	(21,906)	(13,945)	13,304
Cash flows from financing activities
Proceeds from (payment for) public stock offering, net of discount and offering costs	45,648	(10)	—
Proceeds from exercise of stock options and issuance of stock under ESPP	2,717	2,571	3,370
Tax withholding on restricted stock units	(727)	(387)	(565)
Proceeds from bank loans	80,256	18,089	26,443
Repayment of bank and acquisition-related loans	(94,032)	(18,423)	(24,110)
Proceeds from issuance of notes payable	21,259	25,264	19,543
Repayment of notes payable	(25,498)	(22,090)	(22,166)
Payment of acquisition-related contingent consideration	—	(1,985)	—
Net cash provided by financing activities	29,623	3,029	2,515
Effect of exchange rates on cash and cash equivalents	(802)	(2,699)	(169)
Net increase (decrease) in cash and cash equivalents	33,053	(14,066)	20,161
Cash and cash equivalents at the beginning of the period	43,035	57,101	36,940
Cash and cash equivalents at the end of the period	$76,088	$43,035	$57,101
Supplemental disclosure of cash flow information:
Cash paid for interest	$878	$1,176	$837
Cash paid for income taxes	264	3,919	1,013
Supplemental disclosure of noncash investing and financing activities:
Modification of bank loan with Comerica	15,786	—	—
Issuance of note to seller of acquired business	15,482	—	11,130
Transfer of restricted investments to short-term investments	8,296	—	—
Transfer of short-term investments to restricted investments	—	8,297	—
Unpaid deferred offering costs	—	364	—
Changes in unpaid property, plant and equipment	(396)	(746)	(1,397)

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Reclassification

Reclassification has been made within other accrued expense amount to separate income and other taxes payable and accrued warranty from other in the prior year (Note 8) in order to conform to the current year’s presentation.

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Significant estimates made by management include: the useful lives of property, plant and equipment and intangible assets as well as future cash flows to be generated by those assets; fair values of identifiable assets acquired and liabilities assumed in business combinations; allowances for doubtful accounts; valuation allowances for deferred tax assets; write off of excess and obsolete inventories; the valuation of the penalty payment derivative and the valuations and recognition of stock-based compensation, among others. Actual results could differ from these estimates.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the year ended December 31, 2015, two customers accounted for 44% and 21% of the Company’s total revenue.  For the year ended December 31, 2014, three customers accounted for 38%, 15% and 10% of the Company’s total revenue.  For the year ended December 31, 2013, three customers accounted for 27%, 16% and 14% of the Company’s total revenue. No other customers accounted for 10% or more of total revenue in any year presented.

As of December 31, 2015, one customer accounted for 59% of the Company’s total accounts receivable and as of December 31, 2014, three customers accounted for 26%, 19% and 10% of the Company’s total accounts receivable. No other customers accounted for 10% or more of total accounts receivable as of December 31, 2015 or 2014.

Restricted cash

As a condition of the notes payable lending arrangements of the Company’s subsidiaries in China and, in 2014, the Company’s bank term loan agreement, the Company is required to keep a compensating balance at the issuing banks. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash and investments in the Company’s consolidated balance sheets. As of December 31, 2015 and 2014, the amount of restricted cash and investments was $2.7 million and $21.3 million, respectively.

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

Unrealized gains and losses, net of tax, are included in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity on the consolidated balance sheets. The amortization of premiums and discounts on the investments, and realized gains and losses on available-for-sale securities are included in other income (expense), net in the consolidated statements of operations. The Company uses the specific-identification method to determine cost in calculating realized gains and losses upon sale of its marketable securities.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Accounts receivable

Accounts receivable include trade receivables and notes receivable from customers. The notes are generally due within six months. The Company receives notes receivable in exchange for accounts receivable from certain customers in China that are secured by the customer’s affiliated financial institution.

An allowance for doubtful accounts is calculated based on the aging of the Company’s trade receivables, historical experience, and management judgment. The Company writes off trade receivables against the allowance when management determines a balance is uncollectible and is no longer actively pursuing collection of the receivable.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Goodwill

Goodwill is reviewed for impairment annually in the fourth fiscal quarter or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company will assess the qualitative factors to determine whether it is more likely than not that the fair value of its single reporting operating unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further steps are required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. The Company did not have any goodwill impairment in 2015. There was no goodwill as of December 31, 2014.

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

Intangible assets acquired in a business combination are recorded at fair value. Identifiable finite-lived intangible assets are amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets. The estimated useful lives of the Company’s finite-lived intangible assets generally range from two to seven years. The acquired land use rights in China have an estimated useful life of 45 years.

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

If one or more of such facts or circumstances exist, the Company will evaluate the carrying value of long-lived assets to determine if impairment exists by comparing it to estimated undiscounted future cash flows over the remaining useful life of the assets. If the carrying value of the assets is greater than the estimated future cash flow, the assets are written down to the estimated fair value. The Company’s cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. Any write-down would be treated as a permanent reduction in the carrying amount of the asset and an operating loss would be recognized.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded asset impairment charges of $0.4 million in 2015 related to certain held-for-sale assets property, plant and equipment and $1.1 million in 2014 related to certain leasehold improvements. The Company had no asset impairment charge in 2013.

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

Product warranties

The Company generally provides warranties to cover defects in workmanship, materials and manufacturing for a period of one to three years to meet the stated functionality as agreed to in each sales arrangement. Products are tested against specified functionality requirements prior to delivery, but the Company nevertheless from time to time experiences claims under its warranty guarantees. The Company accrues for estimated warranty costs under those guarantees based upon historical experience, and for specific items, at the time their existence is known and the amounts are determinable.

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

Stock-based compensation

The Company grants stock-based awards to employees, consultants and directors. The stock-based awards, including stock options, restricted stock units, employee stock purchase rights, stock appreciation units and market-based awards, are accounted for at estimated fair values.

The Company generally determines the fair value of stock options and stock appreciation rights utilizing the Black-Scholes-Merton option-pricing model, or a lattice-binomial option-pricing model for stock-based awards with a market condition. The fair value of employee options is measured on the date of grant and then recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) on a straight-line basis.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company records expense and an equal adjustment to the liability for stock appreciation units equal to the fair value of the vested portion of the awards as of each period end. Each reporting period thereafter, compensation expense will be recorded based on the remaining service period and the then fair value of the award until vesting of the award is completed. After vesting is completed, the Company will continue to re-measure the fair value of the liability each reporting period until the award is exercised or expires, with changes in the fair value of the liability recorded in the consolidated statements of operations.

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

Employee stock purchase rights are accounted for at fair value, utilizing the Black-Scholes-Merton option-pricing model. The expense for each purchase period is recognized on a straight-line basis over the requisite service period, from the beginning of the offering period through the respective purchase date.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2015-17 is effective for the Company’s annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard, on a prospective basis, for its financial statements as of and for the year ended December 31, 2015. The Company’s adoption of this standard reduced its prepaid and other current assets and its accrued and other current liabilities while increased its other long-term assets and long term deferred tax liabilities by the corresponding amounts on its consolidated balance sheet as of December 31, 2015.

Foreign currency

Generally the functional currency of the Company’s international subsidiaries is the local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive (loss) income as a component of stockholders’ equity. Net gains resulting from foreign exchange transactions were $3.4 million, $3.1 million, and $0.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. These gains and losses were recorded as other income, net in the Company’s consolidated statements of operations.

Net income (loss) per share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and potential dilutive common share equivalents outstanding during the period if the effect is dilutive.

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and consolidated statements of operations and to disclose qualitative and quantitative information about lease transactions. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  ASU 2016-01 is effective for the Company’s annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

3. Cash, cash equivalents and short-term investments and restricted cash and investments

The following table summarizes the Company’s cash, cash equivalents, short-term investments, and restricted cash and investments at December 31, 2015 and 2014 (in thousands):

	December 31,	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$29,133	$43,035
Cash equivalents	46,955	—
Cash and cash equivalents	$76,088	$43,035
Short-term investments	$23,294	$—
Restricted cash and investments:
Restricted cash and investments, current	$2,660	$5,504
Restricted cash and investments, non-current	—	15,750
Total restricted cash and investments	$2,660	$21,254

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents, short-term investments and restricted investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2015				As of December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Marketable securities:
Money market accounts	$46,955	$—	$—	$46,955	$—	$—	$—	$—
Money market funds	11,318	—	—	11,318	4,587	—	—	4,587
Corporate bonds	5,694	—	(18)	5,676	2,004	6	—	2,010
Government-sponsored enterprise obligations	3,290	—	(6)	3,284	—	—	—	—
Commercial paper	1,398	—	—	1,398	—	—	—	—
U.S. government securities	1,000	—	(3)	997	—	—	—	—
Sovereign government bonds	623	—	(2)	621
Variable rate demand notes	—	—	—	—	1,700	—	—	1,700
Total	$70,278	$—	$(29)	$70,249	$8,291	$6	$—	$8,297
Reported as:
Cash equivalents	$46,955	$—	$—	$46,955	$—	$—	$—	$—
Short-term investments	23,323	—	(29)	23,294	—	—	—	—
Restricted cash and investments, non-current	—	—	—	—	8,291	6	—	8,297
Total	$70,278	$—	$(29)	$70,249	$8,291	$6	$—	$8,297

As of December 31, 2015 and 2014, maturities of marketable securities were as follows (in thousands):

	December 31,	December 31,
	2015	2014
Less than 1 year	$66,974	$6,597
Due in 1 to 2 years	3,275	—
Due after 5 years	—	1,700
Total	$70,249	$8,297

The Company may sell its investments in the future to fund operating needs and for strategic reasons. As a result, the Company recorded all its marketable securities in short-term investments as of December 31, 2015 and 2014, regardless of the contractual maturity date of the securities. Variable rate demand notes (“VRDNs”) are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options were secured by a pledged liquidity source.

Realized gains and losses on the sale of marketable securities during the years ended December 31, 2015, 2014 and 2013 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the years ended December 31, 2015, 2014 or 2013.  As of December 31, 2015, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair value measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2015				As of December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents, short-term investments and restricted investments:
Money market funds	$11,318	$—	$—	$11,318	$4,587	$—	$—	$4,587
Money market accounts	—	46,955	—	46,955	—	—	—	—
Corporate bonds	—	5,676	—	5,676	—	2,010	—	2,010
Government-sponsored enterprise obligations	—	3,284	—	3,284	—	—	—	—
Commercial papers	—	1,398	—	1,398	—	—	—	—
U.S. government securities	997	—	—	997	—	—	—	—
Sovereign government bonds	—	621	—	621	—	—	—	—
Variable rate demand notes	—	—	—	—	—	1,700	—	1,700
Total	$12,315	$57,934	$—	$70,249	$4,587	$3,710	$—	$8,297
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$435	$—	$—	$435	$424	$—	$—	$424

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at December 31, 2015. The assets held by the Rabbi Trust are in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its consolidated balance sheets at December 31, 2015 and 2014. Level 1 assets are determined by using quoted prices in active markets for identical assets. The fair values of Level 2 assets are priced based on quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data using inputs such as benchmark yields, broker quotes and other similar data.

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2015				As of December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Penalty payment derivative (Note 12)	$—	$—	$389	$389	$—	$—	$530	$530

In 2015, the Company reduced its liabilities related to the penalty payment derivative and recorded a benefit of $0.1 million within other income, net. There were no transfers between levels of the fair value hierarchy during either 2015 or 2014.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In 2015, the Company wrote off $0.2 million of property, plant and equipment and $0.2 million of held-for-sale assets recognized and recognized asset impairment charges of $0.4 million within operating expenses (Level 3).  In 2014, certain leasehold improvements were written off, resulting in a $1.1 million asset impairment charge within operating

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

expenses (Level 3). These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considered the discounted cash flows and categorized the fair value measurement as Level 3 as significant unobservable inputs were used in the valuation.

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

At December 31, 2015 and 2014, the fair value of the Company’s variable rate bank borrowings were not materially different than their carrying value as the interest rates approximated rates currently available to the Company and the fair value of the Company’s acquisition-related debt at December 31, 2014 approximated its carrying value.

5. Net income (loss) per share

The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$3,668	$(19,719)	$(34,339)
Denominator:
Weighted average shares used to compute per share amount:
Basic	37,421	32,109	31,000
Dilutive effect of equity awards	1,265	—	—
Diluted	38,686	32,109	31,000

Basic net income (loss) per share	$0.10	$(0.61)	$(1.11)
Diluted net income (loss) per share	$0.09	$(0.61)	$(1.11)

The Company has excluded the impact of the following outstanding employee stock options, restricted stock units, common stock warrants and shares expected to be issued under its employee stock purchase plan from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	December 31,
	2015	2014	2013
Employee stock options	2,176	4,900	4,104
Restricted stock units	954	656	1,170
Employee stock purchase plan	318	623	403
Common stock warrants	—	—	4
	3,448	6,179	5,681

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Business Combinations

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

The Company accounted for this acquisition as a business combination. With the acquisition of the EMCORE ultra narrow linewidth tunable laser products, the Company aims to strengthen its portfolio of High Speed Products.

In connection with the acquisition, the Company incurred approximately $0.9 million in total acquisition-related costs related to legal, accounting and other professional services. The acquisition costs were expensed as incurred and included in operating expenses in the Company’s consolidated statement of operations.

The Company’s allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed was based on estimated fair values as of the close of the acquisition. The fair values assigned to intangible assets acquired were based on valuations using estimates and assumptions provided by management, with the assistance of an independent third party appraisal firm. The excess purchase price over those fair values was recorded as goodwill. These estimates were determined through established and generally accepted valuation techniques. While the Company uses best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, estimates and assumptions are subject to refinement, including the acquired property, plant and equipment, prepaid and other current assets, which primarily consisted of held-for-sale assets, and accounts payable, during the Company’s process of obtaining further information. As a result, during the measurement period which was completed during 2015, the Company recorded adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Subsequent to the initial allocation of the assets acquired and liabilities assumed, the Company adjusted the acquired net accounts receivable, the acquired net inventories, the assumed sales tax accrual and the acquired prepaid expenses and other current assets by immaterial amounts, and decreased goodwill by a corresponding net amount.

Goodwill recorded consisted of a valuable assembled workforce and market synergy. The amounts assigned to goodwill are deductible for income tax purposes.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation for the years ended December 31, 2015 and 2014 as though the companies had been combined as of the beginning of 2014. In the year ended December 31, 2015, revenue related to products acquired from EMCORE was approximately $55.8 million. The pro forma financial information reflects adjustments related to transactions costs of $0.3 million and $0.6 million in the years ended December 31, 2015 and 2014, respectively, as well as immaterial employee expense in the year ended December 31, 2015. Incremental intangible amortization, inventory and depreciation adjustments were also added to the 2014 period. There were no sales between the business acquired from EMCORE and the Company in the years ended December 31, 2015 or 2014.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Year ended December 31,
	2015	2014
Revenue	$339,439	$353,003
Net income (loss)	$4,088	$(23,221)
Basic net income (loss) per share	$0.11	$(0.72)
Diluted net income (loss) per share	$0.11	$(0.72)

EigenLight Corporation

In November 2015 the Company closed an acquisition of the business and products of EigenLight Corporation for cash consideration of $0.4 million in an asset transaction.  The Company accounted for this as a business combination and the majority of the purchase price was allocated to inventory and property, plant and equipment.

NeoPhotonics Semiconductor

On March 29, 2013 the Company acquired certain assets and assumed certain liabilities related to the semiconductor Optical Components Business Unit of LAPIS Semiconductor Co., Ltd., a wholly owned subsidiary of Rohm Co., Ltd (“LAPIS”) of Japan.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation and NeoPhotonics Semiconductor for the years presented as if the NeoPhotonics Semiconductor acquisition had been completed at the beginning of 2012. The pro forma financial information includes adjustments related to one time charges, amortization of fair value adjustments and elimination of NeoPhotonics Semiconductor’s revenues and cost of goods sold from its sales to the Company prior to the acquisition. As a result of the elimination adjustments, revenues were reduced by $1.9 million and cost of goods sold was reduced by $1.8 million for 2013. The pro forma financial information for 2013 also included elimination of $5.4 million in transaction costs and a decrease in cost of goods sold of $3.2 million due to a change in the value of inventory as a result of acquisition accounting. Incremental intangible amortization, inventory and depreciation adjustments of $0.3 million, net of tax impact, were added to the 2015 period for assets that would have been fully amortized.

The following unaudited pro forma results for the years ended December 31, 2015, 2014 and 2013 do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	2015	2014	2013
Revenue	$339,437	$306,177	$294,933
Net income (loss)	$3,931	$(19,719)	$(23,340)
Basic net income (loss) per share	$0.11	$(0.61)	$(0.75)
Diluted net income (loss) per share	$0.10	$(0.61)	$(0.75)

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition taken place as of January 1, 2012, nor does it intend to be a projection of future results.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	December 31, 2015			December 31, 2014
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Technology and patents	$37,430	$(31,061)	$6,369	$34,023	$(28,402)	$5,621
Customer relationships	15,101	(12,623)	2,478	14,725	(11,176)	3,549
Leasehold interest	1,312	(307)	1,005	1,386	(293)	1,093
Supplier relationships and other	—	—	—	862	(862)	—
	$53,843	$(43,991)	$9,852	$50,996	$(40,733)	$10,263

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

	Years ended December 31,
	2015	2014	2013
Cost of goods sold	$3,349	$2,833	$2,543
Operating expenses	1,791	1,502	1,532
Total	$5,140	$4,335	$4,075

The estimated future amortization expense of purchased intangible assets as of December 31, 2015, is as follows (in thousands):

2016	$4,458
2017	1,323
2018	1,146
2019	793
2020	689
Thereafter	1,443
$9,852

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Balance sheet components

Restricted Cash and Investments

Restricted cash and investments were as follows (See Note 10) (in thousands):

	December 31,
	2015	2014
Restricted in connection with notes payable	$2,660	$3,754
Restricted in connection with Comerica Bank term loan	—	17,500
Total restricted cash and investments	$2,660	$21,254
Reported as:
Restricted cash and investments	$2,660	$5,504
Restricted cash and investments, non-current	—	15,750
Total restricted cash and investments	$2,660	$21,254

Accounts receivable, net

Accounts receivable, net were as follows (in thousands):

	December 31,
	2015	2014
Accounts receivable	$82,235	$69,839
Trade notes receivable	1,769	7,999
Allowance for doubtful accounts	(843)	(241)
	$83,161	$77,597

The table below summarizes the movement in the Company’s allowance for doubtful accounts (in thousands):

Balance at December 31, 2012	$(963)
Provision for bad debt	253
Write-offs, net of recoveries	179
Balance at December 31, 2013	(531)
Provision for bad debt	266
Write-offs, net of recoveries	24
Balance at December 31, 2014	(241)
Provision for bad debt	(640)
Write-offs, net of recoveries	38
Balance at December 31, 2015	$(843)

Inventories

Inventories were as follows (in thousands):

	December 31,
	2015	2014
Raw materials	$23,793	$23,804
Work in process	12,165	13,600
Finished goods	29,644	19,943
	$65,602	$57,347

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Included in finished goods was $14.2 million and $6.4 million of inventory at customer vendor managed inventory locations at December 31, 2015 and 2014, respectively.

Property, plant and equipment, net

Property, plant and equipment, net were as follows (in thousands):

	December 31,
	2015	2014
Land	$2,768	$2,778
Buildings	21,791	22,338
Machinery and equipment	117,758	105,406
Furniture, fixtures, software and office equipment	9,661	8,730
Leasehold improvements	10,534	8,569
	162,512	147,821
Less: Accumulated depreciation	(99,894)	(90,164)
	$62,618	$57,657

Depreciation expense was $17.7 million $19.1 million and $16.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. In 2014, the Company wrote off certain leasehold improvements in its facility in Fremont, California and recorded an asset impairment charge of $1.1 million in connection with the Company’s business re-alignment initiatives.

Accrued and other current liabilities

Accrued and other current liabilities were as follows (in thousands):

	December 31,
	2015	2014
Employee-related	$17,420	$13,635
Income and other taxes payable	3,720	2,071
Accrued warranty	1,175	1,751
Penalty payment derivative	389	530
Deferred income tax liabilities	—	181
Other accrued expenses	5,246	4,560
	$27,950	$22,728

Accrued warranty

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Years ended December 31,
	2015	2014	2013
Beginning balance	$1,751	$1,737	$1,072
Warranty accruals	79	861	1,514
Assumed warranty from acquisitions	—	—	135
Settlements	(655)	(847)	(984)
Ending balance	$1,175	$1,751	$1,737

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other noncurrent liabilities

Other noncurrent liabilities were as follows (in thousands):

	December 31,
	2015	2014
Pension and other employee-related	$5,036	$5,355
Other	2,352	1,871
	$7,388	$7,226

9. Restructuring

In 2014, the Company initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus on its strategy execution, optimize its structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions primarily in the U.S and in China. The Company recorded $0.2 million and $1.1 million in restructuring charges related to the 2014 Restructuring Plan in 2015 and 2014, respectively, which were included within cost of goods sold and operating expenses.

During 2013, the Company exited and closed one facility at its headquarters location to align its facilities usage with its current size. Additionally, the Company approved and implemented a restructuring action to reduce its workforce and close a facility in China and to exit its contract manufacturing activities in Malaysia. The Company recorded a restructuring charge of $1.5 million during 2013 related to these actions, of which $0.8 million was recorded in operating expenses with the remainder recorded in cost of goods sold. The balance related to facilities was fully paid at December 31, 2015.

The following table summarizes the activities associated with the restructuring plans during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Workforce		Contract
	Reduction	Facilities	Termination	Total

Restructuring obligations, December 31, 2012	$—	$—	$—	$—
Restructuring costs incurred	699	318	457	1,474
Cash payments	(699)	(178)	(391)	(1,268)
Non-cash settlements and other	—	71	—	71
Restructuring obligations, December 31, 2013	—	211	66	277
Restructuring costs incurred	1,086	—	—	1,086
Cash payments	(1,032)	(111)	(66)	(1,209)
Restructuring obligations, December 31, 2014	54	100	—	154
Restructuring costs incurred	169	—	—	169
Cash payments	(223)	(100)	—	(323)
Restructuring obligations, December 31, 2015	$—	$—	$—	$—

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s notes payable and long-term debt (in thousands, except percentages):

	December 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
	Carrying	Interest	Carrying	Interest
	Amount	Rate	Amount	Rate
Notes payable	$8,857	—	$12,771	—
Bank borrowings-Comerica Bank	23,800	2.99%	—	—
Short-term borrowing	—	—	10,000	3.18%
Total notes payable and short-term borrowing	$32,657		$22,771
Long-term debt, current and non-current:
Bank borrowings-Comerica Bank	$—	—	$17,500	3.16%
Bank borrowings-Mitsubishi Bank	11,769	1.53%	—	—
Acquisition-related debt	—	—	5,836	1.50%
Total long-term debt, current and non-current	11,769		23,336
Unaccreted discount within current portion of long-term debt	(71)		—
Unaccreted discount within long-term debt, net of current portion	(179)		—
Total long-term debt, net of unaccreted discount	$11,519		$23,336

Reported as:
Current portion of long-term debt	$760		$2,445
Long-term debt, net of current portion	10,759		20,891
Total long-term debt, net of unaccreted discount	$11,519		$23,336

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

At December 31, 2015, the Company’s subsidiary in China had two short-term line of credit facilities with banking institutions.  Under the first agreement, which has been renewed to expire in June 2016, RMB 120.0 million ($18.5 million) can be used for short-term loans, which will bear interest at varying rates or up to RMB 171.4 million ($26.4 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement).  Under the second agreement, which has been renewed to expire in September 2016, RMB 133.0 million ($20.5 million) can be used for short-term loans or up to approximately RMB 190.0 million ($29.3 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement). As of December 31, 2015 and 2014, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China under these line of credit facilities had an outstanding balance of $8.9 million and $12.8 million, respectively.

As of December 31, 2015 and 2014, compensating balances relating to these credit facilities totaled $2.7 million and $3.8 million, respectively. Compensating balances are classified as restricted cash and investments on the Company’s consolidated balance sheets.

Acquisition-related

As part of the purchase consideration to acquire the tunable laser products of EMCORE in January 2015 (See Note 6), the Company issued the EMCORE Note, as amended, of $15.5 million, which had a maturity of two years from the closing of the transaction and an interest rate of 5% per annum for the first year and 13% per annum for the second

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

year. The interest was payable semi-annually in cash. In addition, the EMCORE Note was subject to prepayment under certain circumstances and was secured by certain of the assets to be sold pursuant to the asset purchase agreement with EMCORE. The EMCORE Note was subordinated to the Company’s existing bank debt in the U.S. The EMCORE Note, as amended, was repaid in full in April 2015.

In connection with the acquisition of NeoPhotonics Semiconductor on March 29, 2013, the Company was obligated to pay 1,050 million Japanese Yen (the “JPY”) in three equal installments on the anniversaries of the closing date for the purchase of the real estate used by NeoPhotonics Semiconductor of which 700 million JPY( $5.8 million) was outstanding at December 31, 2014.  The obligation bore interest at 1.5% per year, payable annually, and was secured by the acquired real estate property. This loan was repaid in full in February 2015.

Bank borrowings

In April 2015, the Company’s subsidiary in China executed a $5.0 million advance financing agreement under one of its credit line facilities at an interest rate based on a six-month LIBOR plus 330 basis points, or approximately 3.71%. Both interest and principal were due and repaid in full in 2015.

At December 31, 2014, the Company’s subsidiary in China had $10.0 million outstanding under two short-term advance financing agreements under its line of credit facilities.  The borrowings were made against export sales to its parent company and bore interest and other fees at rates ranging from 2.33% to 4.02% per annum. Interest and principal were due and repaid in full in 2015.

The Company has a credit agreement with Comerica Bank as lead bank in the U.S. In January 2015, the Company executed an amendment to its credit agreement with Comerica Bank to refinance the then-outstanding Comerica term loan. Under the Credit Amendment, the $20.0 million revolving credit facility was replaced with a $25.0 million senior secured revolving credit line with a maturity date on November 2, 2016.  In March 2015, the senior secured revolving credit line was further amended to increase the borrowing capacity from $25.0 million to $30.0 million. Borrowings under the amended revolving credit facility bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. The base rate is the greater of (a) the effective prime rate, (b) the Federal Funds effective rate plus one percent, and (c) the daily adjusting LIBOR rate plus one percent. The Credit Amendment also modified the EBITDA and liquidity covenants and eliminated the need to maintain compensating balances (restricted cash). The credit agreement also restricts the Company’s ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends to its stockholders in the event of a default and is secured by substantially all of the Company’s U.S. assets, other than intellectual property assets.

The components of the Comerica credit facilities are as follows:

•

A  $30.0 million revolving credit facility subject to covenant requirements, under which there was $23.8 million outstanding at December 31, 2015 which was repaid in full in January 2016.  There was no outstanding borrowing as of December 31, 2014. Amounts borrowed are due on or before November 2, 2016 and bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of December 31, 2015 the rate on the LIBOR option was 2.99%.

•

Under the term loan facility, $17.5 million was outstanding at December 31, 2014 which was repaid in full in January 2015. Prior to the repayment, borrowings under the term loan bore interest at an interest rate option of a base rate as defined in the agreement plus 2.0% or LIBOR plus 3.0%.

The Company’s original credit agreement with Comerica Bank required the maintenance of specified financial covenants, including a debt to EBITDA ratio and liquidity ratios. The Company was not in compliance with the debt to EBITDA covenant at December 31, 2014, which noncompliance was effectively waived in an amendment to the credit agreement the Company executed, during 2014, that waived the testing of certain covenants for compliance, provided that the Company maintained compensating balances equal to outstanding amounts under the credit agreement in accounts for which the bank had sole access.  The Company’s amended credit agreement with Comerica executed in January 2015 modified the financial covenants to replace the compensating balance requirement with the maintenance of at least half of the projected EBITDA and a minimum liquidity ratio of 1.5 to 1.0. The Company was in compliance with

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the modified covenants as of December 31, 2015 and expects to be in compliance for the next 12 months. As of December 31, 2015 and 2014, the amount of the Company’s cash and investments in its compensating balance accounts for the term loan facility with Comerica Bank was zero and $17.5 million, respectively, which was classified as current and non-current restricted cash and investments on the Company’s consolidated balance sheet.

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

The Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Mitsubishi Bank Loans also include customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, restraint on business, dissolution, bankruptcy, attachment and misrepresentations. In February 2015, the Company used a portion of the proceeds of the Mitsubishi Bank Loans to repay the then-outstanding loan related to the acquisition of NeoPhotonics Semiconductor, which had an outstanding principal and interest amount of approximately 710 million JPY ($6.0 million) and the remainder will be used for general working capital. As of December 31, 2015, the outstanding principal balance under the Mitsubishi Bank Loans was approximately 1.4 billion JPY (approximately $11.8 million) and the Company was in compliance with the related covenants.

At December 31, 2015, maturities of long-term debt were as follows (in thousands):

2016	$831
2017	831
2018	4,984
2019	831
2020	831
Thereafter	3,461
$11,769

11. Pension Plans

Japan defined benefit pension plans

In connection with its acquisition of NeoPhotonics Semiconductor in 2013, the Company assumed responsibility for two defined benefit plans that provide retirement benefits to its NeoPhotonics Semiconductor employees in Japan: the Retirement Allowance Plan (“RAP”) and the Defined Benefit Corporate Pension Plan (“DBCPP”). The RAP is an unfunded plan administered by the Company.  Effective February 28, 2014, the DBCPP was converted to a defined contribution plan (“DCP”).  In May 2014, LAPIS transferred approximately $2.0 million into the newly formed DCP which was the allowable amount that can be transferred according to the Japanese regulations. LAPIS also paid the Company approximately $0.3 million in connection with the conversion of the plan.  Additionally, the Company transferred the net unfunded projected benefit obligation amount from the DBCPP to the RAP and froze the RAP benefit

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

at the February 28, 2014 amount.  Under the RAP, lump sum benefits are provided upon retirement or upon certain instances of termination. In 2014, the Company reclassified $0.2 million and $0.1 million from accumulated other comprehensive income to cost of goods sold and operating expenses, respectively.

The funded status of these plans for the years ended December 31, 2015 and 2014 was as follows (in thousands):

	2015	2014
	RAP	RAP	DBCPP
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$5,054	$5,446	$2,508
Service cost	—	39	14
Interest cost	10	29	7
Benefits paid	—	(23)	(76)
Actuarial (gain)/loss	40	154	88
Curtailment/Settlement	—	(408)	(2,022)
Transfer from DBCPP to RAP	—	490	(569)
Currency translation adjustment	(18)	(673)	50
Projected benefit obligation, end of period	$5,086	$5,054	$—
Change in plan assets:
Plan assets at fair value, beginning of period	$—	$—	$2,072
Employer contributions	—	—	15
Benefits paid	—	—	(76)
Actual return on plan assets	—	—	—
Transfer to DCP	—	—	(1,766)
Currency translation adjustment	—	—	(245)
Plan assets at calculated amount, end of period	$—	$—	$—
Amounts recognized in consolidated balance sheets:
Accrued and other current liabilities	$497	$123	$—
Other noncurrent liabilities	$4,589	$4,931	$—
Amount recognized in accumulated other comprehensive loss:
Defined benefit pension plans adjustment	$153	$113	$—
Accumulated benefit obligation, end of period	$5,086	$5,054	$—

Net periodic pension cost associated with these plans for the years ended December 31, 2015 and 2014 and the period from March 29, 2013 to December 31, 2013 included the following components (in thousands):

	Year ended December 31,	Year ended December 31,		Period from March 28, 2013
	2015	2014		to December 31, 2013
	RAP	RAP	DBCPP	RAP	DBCPP
Service cost	$—	$39	$14	$175	$78
Interest cost	10	29	7	39	18
Expected return on plan assets	—	—	—	—	(30)
Other	—	—	1	—	—
Curtailment/settlement (gain) loss	—	(249)	133	—	—
Net periodic pension (gain) costs	$10	$(181)	$155	$214	$66

The projected and accumulated benefit obligations for the RAP were calculated as of December 31, 2015 and 2014 using a discount rate assumption of 0.2% and 0.2%, respectively.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated future benefit payments under the RAP are as follows (in thousands):

2016	$497
2017	375
2018	536
2019	249
2020	491
2021 - 2025	1,703
Thereafter	1,235
$5,086

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). Employees meeting the eligibility requirements, as defined under the IRC, may contribute up to the statutory limits each year. The Company currently matches a portion of all eligible employee contributions which vest immediately. The Company’s matching contributions to the plan totaled $0.3 million for each of the years ended December 31, 2015, 2014, and 2013.

12. Commitments and contingencies

Leases

The Company leases various facilities under non-cancelable operating leases. As of December 31, 2015, the future minimum commitments under the Company’s non-cancelable operating leases are as follows (in thousands):

Years ending December 31,
2016	$1,225
2017	1,058
2018	1,079
2019	973
2020	482
Thereafter	578
$5,395

The total minimum lease commitment amount above does not include minimum sublease rent income of $1.4 million receivable in the future under non-cancelable sublease agreements.

The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the Company’s operating leases was $2.2 million in each of the years ended December 31, 2015, 2014, and 2013.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On January 2, 2013, the Company was served with a lawsuit, filed in Belgium by a distributor called Laser 2000 Beneluo SA (“Laser 2000”) claiming unpaid commissions. The distributor agreement was formally terminated as of January 3, 2012. The Company paid $492,000 to Laser 2000 as partial settlement of claims and to avoid penalties from the Court and submitted a legal brief to court on September 16, 2013. Laser 2000 filed a response on December 16, 2013 and the Company filed the final rebuttal brief on January 30, 2014. On March 23, 2015, the Belgian Court issued a ruling awarding Laser 2000 approximately one million euros in damages (approximately $1,100,000 at current exchange rates). The Company was served with the judgment on September 28, 2015. The Company filed an appeal to the verdict in December 2015, but is unable to predict the duration or outcome of the appeal or the overall lawsuit at this time. The Company does not believe it will ultimately be liable for the full amount of damage; however, in light of developments in the case, the Company increased its accrual for estimated probable litigation expense relating to this matter in March 2015.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of December 31, 2015, the Company does not have any material indemnification claims that were probable or reasonably possible.

Purchase obligations

The Company has open purchase orders with its suppliers for the purchase of inventory and other items in the ordinary course of its business. As of December 31, 2015, the Company’s estimate of outstanding amounts under these purchase orders was approximately $34.8 million, primarily expected to be purchased within the next 12 months. Certain of these open purchase orders may be cancellable without penalty.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In March 2015, the Company extended the Investment Commitment deadline from March 31, 2015 to June 30, 2015 and then further amended the Investment Commitment in July 2015. The latter amendment became effective on June 30, 2015 and provides that the maximum amount of penalties (the ‘Penalty Payment’) to be paid by the Company will not exceed $5.0 million in the aggregate. In addition, the amendment also provides for an updated investment plan for the Company’s Russian subsidiaries that includes non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones through fiscal year 2019. If the Company’s cumulative investment and spending to its Russian subsidiaries is less than $18.8 million by December 31, 2016, the Company will be subject to a $1.5 million penalty within 30 days after the end of a 90-day cure period. If certain of the Investment Commitments are achieved in the indicated time frames in 2016 and 2019, the Company also has the ability to cease the operations of its Russian subsidiaries by paying exit fees of $3.5 million or $2.0 million at the end of 2016 or 2019, respectively. The Company fulfilled the investment commitment required by the end of 2015 and has contributed over $15.4 million in cash and assets to its Russian subsidiaries as of December 31, 2015.

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

The Company has accounted for the $5.0 million Penalty Payment as an embedded derivative instrument (the “Penalty Payment Derivative”), with the underlying being the performance or nonperformance of meeting the Investment Commitment and initially classified $4.9 million of the $5.0 million as additional paid-in capital and the remaining $0.1 million, representing the estimated fair value of the Penalty Payment derivative, in other noncurrent liabilities. The fair value of the Penalty Payment Derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other income, net. The estimated fair value of this derivative was $0.4 million and $0.5 million as of December 31, 2015 and December 31, 2014, respectively.

Separately, in December 2014, the Company entered into a Commitment to File a Registration Statement and Related Waiver of Registration Rights, whereby Joint Stock Company “RUSNANO” (formerly Open Joint Stock Company “RUSNANO"), or Rusnano, waived certain registration rights in connection with a potential offering by the Company of shares of the Company’s common stock, and the Company committed to file with the U.S. Securities and Exchange Commission a resale registration statement on Form S-1 covering the resale of all shares of the Company’s common stock held by Rusnano. The Company filed such resale registration statement in April 2015 (See Note 13).  Rusnano also waived its demand registration rights under the original rights agreement and agreed to enter into a lock up agreement with the Company whereby it would agree not to sell any shares of the Company’s common stock, or engage in certain other transactions relating to the Company’s securities, for a period of 60 days from the filing date of the resale registration statement. Rusnano signed such lock up agreement with the Company on April 2, 2015. In addition, in connection with the Company’s public stock offering completed in the second quarter of 2015 (see Note 13), Rusnano entered into a separate lock up agreement with Needham & Company, LLC, the lead underwriter of the offering, whereby it agreed not to sell any shares of the Company’s common stock, or engage in certain other transactions relating to the Company’s securities. The lock-up agreement expired 180 days after May 21, 2015.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Escrow Settlement with Santur

In May 2014, the Company entered into an escrow settlement agreement covering the outstanding claims in connection with its 2011 acquisition of Santur Corporation (“Santur”). Under the terms of the escrow settlement agreement, a net amount of $1.9 million was paid to the Company from the escrow account that was set up under the original merger agreement. This amount comprised a $3.9 million gain related to indemnification claims by the Company (“Indemnification Amount”) which was partially offset by $2.0 million in additional consideration to Santur that was contingent upon Santur’s gross profit performance during 2012 (“Contingent Consideration Amount”).   The Company had recorded the entire $2.0 million Contingent Consideration Amount as of December 31, 2013. The $3.9 million Indemnification Amount was recognized as settlement gain in 2014.

13. Stockholders’ Equity

Common stock

As of December 31, 2015, the Company had reserved 6,926,534 shares of common stock for issuance under its stock option plans and 378,503 shares of common stock for issuance under its stock purchase plan.

Resale Registration Statement

In April 2015, the Company filed a resale registration statement, which registered 4,972,905 shares of the Company’s common stock, at a par value of $0.0025 per share, held by Rusnano. The Company does not receive any proceeds from any sales of the Company’s common stock held by Rusnano (See Note 12).

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

Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, as of December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Foreign currency translation adjustments	$(1,595)	$5,391	$11,802
Unrealized gains on available-for-sale securities	(29)	6	3
Defined benefit pension plan adjustment	(99)	(71)	(118)
	$(1,723)	$5,326	$11,687

No material amounts were reclassified out of accumulated other comprehensive income during the years ended December 31, 2015, 2014 or 2013.

Accumulated Deficit

Approximately $7.9 million and $7.1 million of the Company’s retained earnings within its accumulated deficit at December 31, 2015 and 2014, respectively, was subject to restriction due to a requirement that its subsidiaries in China

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

14. Stock-based compensation

Equity incentive programs

2004 Stock Option Plan

In March 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) for the benefit of its eligible employees, consultants and independent directors. In February 2011, in connection with the closing of the Company’s initial public offering and execution of the associated underwriting agreement, shares authorized for issuance under the 2004 Plan were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of December 31, 2015, options to purchase 1,131,570 shares were outstanding under the 2004 Plan and no shares were available for future grant.

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

The Company re-measures the fair value (based on the market price of the Company’s common stock at the relevant period end) of all vested and outstanding stock appreciation units and adjusts compensation expense and corresponding liability accordingly. The Company also recognizes compensation expense for additional vested stock appreciation units. As of December 31, 2015, 342,316 stock appreciation units were outstanding, of which 17,142 stock appreciation units were vested. The Company does not intend to grant additional stock appreciation units under the 2007 Plan.

2010 Equity Incentive Plan

In April 2010, the Company adopted its 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan will terminate on April 13, 2020, unless sooner terminated by the board of directors.

The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, market-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Additionally, the 2010 Plan provides for the grant of market-based cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2010 Plan was 865,420 shares. The number of shares of the Company’s common stock reserved for issuance under the 2010 Plan automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2010 Plan is 8,000,000 shares. As of December 31, 2015, stock options to purchase and restricted stock units to convert to a total of 3,480,080 shares of common stock were outstanding under the 2010 Plan and 323,493 shares were reserved for future issuance.

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

The 2010 ESPP initially authorized the issuance of 342,568 shares of the Company’s common stock pursuant to purchase rights granted to employees or to employees of designated affiliates. The number of shares of common stock reserved for issuance automatically increase on January 1st of each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lesser of (1) 3.5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 600,000 shares of common stock or (3) such lesser number of shares of common stock as determined by the Company’s board of directors. As of December 31, 2015, the Company had 378,503 shares reserved for future issuance. The Company issued 599,879 shares during the year ended December 31, 2015.

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

The number of shares initially reserved for issuance under the 2011 Plan was 750,000 shares. The exercise price of awards shall be not less than 100% of the fair market value of the Company’s common stock on the date of grant. Each stock appreciation right grant will be denominated in shares of common stock equivalents. Options and stock appreciation rights have a maximum term of ten years measured from the date of grant, subject to earlier termination following the individual’s cessation of service with the Company. In 2015, an additional 100,000 shares were authorized for issuance by the Company’s board of directors. As of December 31, 2015, stock options to purchase a total of 396,147 shares of common stock were outstanding under the 2011 Plan and 381,558 shares were reserved for future issuance.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Determining Fair Value

The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Years ended December 31,
Stock options	2015	2014	2013
Weighted-average expected term (years)	5.33	5.36	6.49
Weighted-average volatility	60%	62%	74%
Risk-free interest rate	1.37%-1.85%	1.62% – 2.00%	1.08% – 1.86%
Expected dividends	— %	— %	— %
Stock appreciation units
Weighted-average expected term (years)	3.54	2.34	1.90
Weighted-average volatility	62%	56%	58%
Risk-free interest rate	0.25%-1.57%	0.13% – 1.07%	0.10% – 0.63%
Expected dividends	— %	— %	— %
ESPP
Weighted-average expected term (years)	0.69	0.65	0.73
Weighted-average volatility	58%	54%	48%
Risk-free interest rate	0.03%-0.14%	0.05% – 0.13%	0.09% – 0.16%
Expected dividends	— %	— %	— %

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

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense recognized for the years ended December 31, 2015, 2014 and 2013. Unamortized stock-based compensation costs capitalized as part of inventory were immaterial in each of the periods presented (in thousands):

	Years ended December 31,
	2015	2014	2013
Cost of goods sold	$1,335	$1,148	$924
Research and development	2,049	2,269	2,060
Sales and marketing	1,794	1,429	1,167
General and administrative	2,585	1,995	1,585

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$7,763	$6,841	$5,736

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

Stock Option and Restricted Stock Unit Activity

The following table summarizes the Company’s stock option and restricted stock unit, or RSU, activity during the year ended December 31, 2015:

		Stock Options		Restricted Stock Units
			Weighted		Weighted
	Shares		Average		Average
	Available	Number of	Exercise	Number of	Grant Date
	for Grant	Shares	Price	Units	Fair Value
Balance at December 31, 2014	895,311	4,899,713	$4.07	655,729	$6.19
Authorized for issuance	1,246,325	—	$—	—	$—
Granted	(1,699,714)	550,380	$6.65	1,149,334	$7.46
Exercised/Converted	—	(304,385)	$3.87	(557,828)	$6.06
Cancelled/Forfeited	263,129	(137,911)	$4.76	(33,549)	$5.89
Balance at December 31, 2015	705,051	5,007,797	$4.34	1,213,686	$7.46

The following table summarizes information about stock options outstanding as of December 31, 2015:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in Thousands)
Vested and expected to vest	4,609,563	$4.25	6.59	$30,510
Exercisable	849,680	$4.17	6.71	$5,713

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $1.3 million, $1.2 million and $1.1 million, respectively. The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2015 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2015. The intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013, was $1.6 million, $0.4 million and $0.7 million, respectively.

The weighted-average fair value of options granted was $3.87,  $1.89 and $4.65 per share for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, there was $7.1 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 2.0 years.

Included in the outstanding stock options at December 31, 2015 are 1.1 million shares of market-based stock options granted to key employees. These options will vest if the average closing price of the Company’s common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share and the recipients remain in continuous service with the Company through such period, or fully accelerate and vest in December 2019. The Company estimated the fair value of its market-based option grants as $4.72 for 2015, $1.65 for 2014 and $4.11-$5.97 for 2013 using a Monte Carlo simulation model with the assumptions discussed above. The Company recorded approximately $0.9 million of compensation expense for these options in 2015.

The following table summarizes information about RSUs outstanding as of December 31, 2015:

Restricted Stock Units Outstanding
Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	(in Thousands)
Vested and expected to vest	1,074,552	$—	1.66	$11,670

The fair value of RSUs vested during the years ended December 31, 2015, 2014 and 2013 was $3.3 million, $3.4 million and $2.1 million, respectively. The intrinsic value of RSUs vested and expected to vest as of December 31, 2015 is calculated based on the fair value of the Company’s common stock as of December 31, 2015. The intrinsic value of RSUs converted during the years ended December 31, 2015, 2014 and 2013, was $4.3 million, $1.8 million and $2.9 million, respectively.

The weighted-average fair value of RSUs granted was $7.46,  $4.54 and $6.96 per share for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, the Company had $7.1 million of unrecognized stock-based compensation expense for RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 2.4 years.

The majority of the Company’s RSUs that were converted during the years ended December 31, 2015, 2014 and 2013 were net share settled. Upon each settlement date, RSUs were withheld to cover the required withholding tax and the remaining amounts were delivered to the recipient as shares of the Company’s common stock. In 2015, 2014 and 2013, the Company withheld 95,227,  108,623 and 68,390 shares, respectively, which represented the employees’ minimum statutory obligation for income and other employment taxes and remitted cash of $0.7 million, $0.4 million and $0.6 million, respectively, to the appropriate tax authorities.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Appreciation Unit Activity

The following table summarizes the Company’s stock appreciation unit activity during the year ended December 31, 2015:

		Weighted-
	Stock	Average
	Appreciation	Exercise
	Units	Price
Stock appreciation units outstanding as of December 31, 2014	375,833	$4.85
Stock appreciation units exercised	(24,707)	$4.36
Stock appreciation units cancelled	(8,810)	$6.39
Stock appreciation units outstanding as of December 31, 2015	342,316	$4.85

The fair value of stock appreciation units vested in 2015 and 2014 was immaterial. The fair value of stock appreciation units vested in 2013 was $0.1 million. The intrinsic value of stock appreciation units is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2015. Cash paid for stock appreciation units exercised was $0.1 million in 2015, immaterial in 2014 and $0.1 million in 2013.

As of December 31, 2015 and 2014, the liability for settlement of stock appreciation units was $0.7 million and $0.1 million, respectively, and was included in accrued and other current liabilities on the consolidated balance sheet. Based on the fair value of the stock appreciation units as of December 31, 2015, the Company has $1.7 million of unrecognized stock-based compensation expense for stock appreciation units that will be recognized over the remaining weighted-average period of 3.1 years.

Included in the outstanding stock appreciation units at December 31, 2015 were 0.2 million shares of market-based stock appreciation units granted to key employees which were granted during 2013. These market-based units will vest if the average closing price of the Company’s common stock over a period of 20 consecutive trading days is equal to or greater than $15.00 per share and the recipient remains in continuous service with the Company through such period, or will fully accelerate and vest in December 2019.

Employee Stock Purchase Plan

The Company issued 599,879 shares under the 2010 ESPP during the year ended December 31, 2015. As of December 31, 2015, there was $0.9 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2016.

15. Income taxes

The provision for income taxes is based upon the income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
U.S. operations	$(7,212)	$(30,046)	$(39,618)
Non-U.S. operations	13,984	12,846	6,483
	$6,772	$(17,200)	$(33,135)

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current
Federal	$(48)	$(71)	$7
State	(8)	(18)	(11)
Foreign	(3,725)	(1,218)	(1,658)
	(3,781)	(1,307)	(1,662)
Deferred
Federal	(22)	—	—
State	—	—	—
Foreign	699	(1,212)	458
Total provision	$(3,104)	$(2,519)	$(1,204)

The provision for income taxes differs from the amount obtained by applying the U.S. federal statutory tax rate as follows (in thousands, except percentages):

	Years Ended December 31,
	2015	2014	2013
Federal statutory rate	35%	35%	35%
Tax at federal statutory rate	$(2,378)	$5,969	$11,597
State taxes, net of federal benefit	(8)	(18)	1,058
Subpart F income	(66)	(18,986)	—
Nondeductible expenses	(135)	(125)	(260)
Stock-based compensation	(465)	(542)	(385)
Change in valuation allowance	(958)	(724)	(13,042)
Research and development	1,017	539	1,077
Foreign rate differences	(844)	1,246	(2,129)
Earn out adjustment not taxable	—	—	(359)
Escrow settlement	—	1,360	—
Foreign tax credit	30	9,208	—
Change in prior year deferred balances	417	(308)	1,756
Acquisition-related costs	—	—	(391)
Other	286	(138)	(126)
Total provision for income taxes from continuing operations	$(3,104)	$(2,519)	$(1,204)

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax assets and liabilities comprise the following (in thousands):

	December 31,
	2015	2014
Deferred Tax Assets:
Net operating loss carryforwards	$60,063	$67,898
Federal and state credits	21,752	19,443
Reserves, accruals and other	10,325	8,842
Fixed assets and intangibles	1,459	1,161
Total deferred tax assets	93,599	97,344
Valuation allowance	(88,940)	(91,278)
Total deferred tax assets, net of valuation allowance	4,659	6,066
Deferred tax liabilities:
Acquired intangibles	(3,878)	(5,930)
Net deferred tax assets	$781	$136

Reported as:
Current deferred tax assets, included within prepaid expenses and other current assets	$—	$1,954
Long term deferred tax assets, included within other long-term assets	869	181
Current deferred income tax liabilities	—	(181)
Deferred income tax liabilities	(88)	(1,818)
Net deferred tax assets	$781	$136

The net valuation allowance decreased by $2.3 million in 2015, primarily due to the current year utilization and expiration of U.S. deferred tax assets, and increased by $0.2 million in 2014. The Company did not record a full valuation allowance against its net deferred tax assets in foreign jurisdictions as it believes these deferred tax assets were realizable on a more likely than not basis as of December 31, 2015. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulative net losses to date, the Company continues to maintain a full valuation allowance against its net U.S. deferred tax assets with the exception of indefinite deferred tax liabilities. As of December 31, 2015, the Company had federal and state net operating loss, or NOL, carryforwards of $207.0 million and $69.2 million, respectively. Federal NOL carryforwards start to expire in 2018 and a portion of the California NOL carryforwards will begin to expire in 2016. There are $2.7 million in NOL carryforwards related to excess tax benefits from stock options which will be credited to additional paid-in capital when realized. At December 31, 2015, the Company also had federal and state research credit carryovers of $6.3 million and $13.1 million, respectively. The federal credits will begin to expire in 2018 and the state credits can be carried forward indefinitely. The Company also had $10.2 million of foreign tax credit carryforwards which will start to expire in 2022 if not utilized. Utilization of NOL carryforwards and carried over tax credits may be subject to substantial annual limitation due to federal and state ownership limitations. The annual limitation may result in the expiration of NOL and tax credit carryforwards before utilization. The deferred tax assets listed above do not include NOL carryforwards that are expected to expire unutilized as a result of existing ownership changes.

As of December 31, 2015, the Company’s substantial foreign earnings and profits were included in the U.S. taxable income calculation. The undistributed foreign earnings are immaterial. The Company maintains its position for undistributed foreign earnings to be indefinite, accordingly no tax provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the forms of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to adjustment for foreign tax credits). The amount is expected to be immaterial.

Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposed a single uniform income tax rate of 25% on all China enterprises, including foreign invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, the Company’s China subsidiaries may be subject to the uniform income tax rate of 25% unless they are able to qualify for preferential status. Currently, one of the Company’s China subsidiaries qualified for a preferential 15% tax rate that is available for new and high technology enterprises and has been granted for a 15% tax rate for tax years

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

through 2016. The Company realized benefits from the reduced tax rate of $0.9 million, $0.5 million and $0.2 million in the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, the Company’s gross unrecognized tax benefits were approximately $20.7 million, of which $0.2 million would impact the effective tax rate if recognized. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company does not believe that the amount of unrecognized tax benefits will change significantly in the next twelve months. There were no interest or penalties related to unrecognized tax benefits. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2012	$11,993
Gross increases for tax positions of prior years	155
Gross increases for tax positions of current year	4,361
Reductions resulting from lapse of applicable statute of limitations	(57)
Balance at December 31, 2013	16,452
Gross increases for tax positions of prior years	—
Gross increases for tax positions of current year	2,090
Reductions resulting from lapse of applicable statute of limitations	(170)
Balance at December 31, 2014	18,372
Gross increases for tax positions of prior years	—
Gross increases for tax positions of current year	2,314
Reductions resulting from lapse of applicable statute of limitations	—
Balance at December 31, 2015	$20,686

The Company’s material tax jurisdictions are the United States federal, California, Japan and China. As a result of NOL carryforwards, substantially all of the Company’s tax years remain open to US federal and state tax examination. All of Japan’s tax years remain open for Japanese tax examination. Tax years for 2010 and forward remain open for Chinese tax examination.

16. Segment and geographic information

The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company’s operations as a whole and reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources. In 2015, 2014 and 2013, the Company operated in one reportable segment.

The Company has aligned its products to High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue:
High Speed Products	$195,831	$129,595	$107,705
Network Products and Solutions	143,608	176,582	174,537
Total revenue	$339,439	$306,177	$282,242

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the ship to location of the customer. Such classification recognizes that for many customers,

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia. Long-lived assets in the table below comprise only property, plant and equipment (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue:
China	$182,504	$161,509	$122,387
United States	77,867	56,603	45,036
Japan	12,713	16,261	25,451
Rest of world	66,355	71,804	89,368
Total revenue	$339,439	$306,177	$282,242

	As of December 31,
	2015	2014
Long-lived assets:
China	$24,334	$28,807
United States	19,308	14,877
Japan	15,603	13,150
Rest of world	3,373	823
Total long-lived assets	$62,618	$57,657

17. Selected Quarterly Financial Data (unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2015 and 2014:

	First	Second	Third	Fourth
Year ended December 31, 2015	Quarter	Quarter	Quarter	Quarter
		(In thousands, except per share data)
Net revenues	$81,384	$85,372	$83,560	$89,123
Gross profit	24,053	26,146	23,772	25,110
Net income	100	1,791	1,378	399
Basic and diluted net income per share	$—	$0.05	$0.03	$0.01
Weighted averages shares used to compute basic net income per share	32,780	35,684	40,367	40,739
Weighted averages shares used to compute diluted net income per share	33,031	37,294	42,217	42,668

	First	Second	Third	Fourth
Year ended December 31, 2014	Quarter	Quarter	Quarter	Quarter
		(In thousands, except per share data)
Net revenues	$68,168	$77,451	$81,576	$78,982
Gross profit	13,800	14,568	20,064	22,686
Net (loss) income	(12,588)	(6,779)	(1,937)	1,585
Basic and diluted net (loss) income per share	$(0.40)	$(0.21)	$(0.06)	$0.05
Weighted averages shares used to compute basic net (loss) income per share	31,610	31,790	32,383	32,640
Weighted averages shares used to compute diluted net (loss) income per share	31,610	31,790	32,383	32,710

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Subsequent Event

Subsequent event, through the filing of this report, included the following:

Repayment of Comerica Credit Facility

In January 2016, the Company repaid the outstanding balance under the Comerica credit facility, which was $23.8 million as of December 31, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation as of the end of the period covered in this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015 at a reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of our assessment, using the criteria in Internal Control – Integrated Framework (2013), our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) in the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoPhotonics Corporation

San Jose, California

We have audited the internal control over financial reporting of NeoPhotonics Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 14, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 14, 2016

ITEM 9B. OTHER INFORMATION

Not applicable.

Part III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1—Election of Directors” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC on or before April 29, 2016.

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

We intend to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at http://www.neophotonics.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2015.

ITEM 11.EXECUTIVE COMPENSATION

The information required regarding the compensation of our directors and executive officers is incorporated herein by reference from the information contained in the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required regarding security ownership of our 5% or greater stockholders and of our directors and management is incorporated herein by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

The information required regarding securities authorized for issuance our equity compensation plans is incorporated herein by reference from the information contained in the section entitled “Equity Compensation Plan Information” in our Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required regarding related transactions is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” and, with respect to director independence, the section entitled “Proposal 1—Election of Directors” in our Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is incorporated herein by reference from the information contained in the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” in the section entitled “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

March 14, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 14, 2016 on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY S. JENKS	President, Chief Executive Officer and	March 14, 2016
Timothy S. Jenks	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ CLYDE RAYMOND WALLIN	Senior Vice President and Chief	March 14, 2016
Clyde Raymond Wallin	Financial Officer (Principal Financial and
Accounting Officer)

/s/ CHARLES J. ABBE	Director	March 14, 2016
Charles J. Abbe

/s/ DMITRY AKHANOV	Director	March 14, 2016
Dmitry Akhanov

/s/ BANDEL L. CARANO	Director	March 14, 2016
Bandel L. Carano

/s/ RAJIV RAMASWAMI	Director	March 14, 2016
Rajiv Ramaswami

/s/ MICHAEL J. SOPHIE	Director	March 14, 2016
Michael J. Sophie

/s/ IHAB S. TARAZI	Director	March 14, 2016
Ihab S. Tarazi

/s/ LEE SEN TING	Director	March 14, 2016
Lee Sen Ting

EXHIBIT INDEX

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 29, 2011, by and among NeoPhotonics Corporation, Dulcimer Acquisition Corp., Santur and Shareholder Representative Services LLC, solely in its capacity as the Stockholder Representative.	Form 8-K	001-35061	2.1	October 18, 2011
2.2	Agreement and Plan of Demerger, dated as of January 18, 2013, by and among NeoPhotonics Corporation, LAPIS Semiconductor Co., Ltd., and NeoPhotonics Semiconductor GK.	Form 10-K	001-35061	2.2	March 15, 2013
2.3	Asset Purchase Agreement by and between NeoPhotonics Corporation and EMCORE Corporation, dated October 22, 2014.	Form 8-K	001-35061	10.1	October 27, 2014
2.4	Amendment to Asset Purchase Agreement by and between NeoPhotonics Corporation and EMCORE Corporation dated January 2, 2015	Form 8-K	001-35061	99.1	January 8, 2015
2.5	True-Up Confirmation Agreement, dated as of April 16, 2015, by and between NeoPhotonics Corporation and EMCORE Corporation	Form 8-K	001-35061	10.2	April 21, 2015
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	April 15, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010
4.3	Commitment to File Registration Statement and Related Waiver of Registration Rights by and between NeoPhotonics Corporation and Open Join Stock Company “RUSNANO” dated as of December 18, 2014.	Form S-1	333-201180	4.4	December 19, 2014
10.1	Form of Indemnification Agreement entered into by and between NeoPhotonics Corporation and each of its directors and officers.	Form S-1	333-166096	10.1	April 15, 2010
10.2+	2004 Stock Option Plan, as amended, and related documents.	Form S-1	333-166096	10.2	April 15, 2010
10.3+	2007 Stock Appreciation Grants Plan and related documents.	Form S-1	333-166096	10.3	April 15, 2010
10.4+	2010 Equity Incentive Plan, as amended and forms of agreement thereunder.	Form S-8	333-189577	99.1	June 25, 2013
10.5+	Amended and Restated Non-Employee Director compensation Policy of NeoPhotonics Corporation.	Form 10-Q	001-35061	10.2	August 8, 2013
10.6+	2010 Employee Stock Purchase Plan.	Form S-1	333-166096	10.5	April 15, 2010
10.7	Lease by and between BRE/PCCP Orchard, LLC and NeoPhotonics Corporation, dated April 7, 1999 with the Summary of Basic Lease Terms and Addendum No. 1 to Lease, as amended by First Amendment to Lease dated November 22, 2002, the Second Amendment to Lease dated December 15, 2003, the Third Amendment to Lease dated March 13, 2007 and the Fourth Amendment to Lease dated May 28, 2010.	Form S-1	333-166096	10.6	July 23, 2010

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.8	First Lease Amendment by and between NeoPhotonics Corporation and Landlord as defined in the recitals thereto, dated May 21, 2013.	Form 10-Q	001-35061	10.3	August 8, 2013
10.9*	Maximum Comprehensive Credit Line Contract and Maximum Mortgage Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated November 3, 2008 and December 25, 2008, respectively.	Form S-1	333-166096	10.9	April 15, 2010
10.10	Property Lease Contract between NeoPhotonics (China) Co., Ltd. and Dongguan Conrad Hi-Tech Park Ltd., dated May 13, 2011.	Form 10-Q	001-35061	10.3	November 10, 2011
10.11	Building Lease Agreement between NeoPhotonics Japan Godo Kaisha and Jones Lang Lasalle K.K., dated September 8, 2011.	Form 10-Q	001-35061	10.4	November 10, 2011
10.12+	Employment Letter by and between NeoPhotonics Corporation and Timothy S. Jenks, dated March 30, 2010.	Form S-1	333-166096	10.17	April 15, 2010
10.13+	Offer Letter by and between NeoPhotonics Corporation and Clyde R. Wallin, dated December 20, 2013.	Form 10-K	001-35061	10.18	June 4, 2014
10.14+	Offer Letter by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated January 2, 2005.	Form S-1	333-166096	10.19	April 15, 2010
10.15*+	Offer Letter by and between NeoPhotonics (China) Co., Ltd. and Chi Yue “Raymond” Cheung, dated August 14, 2007.	Form S-1	333-166096	10.20	April 15, 2010
10.16+	Severance Agreement by and between NeoPhotonics Corporation and Benjamin L. Sitler dated April 14, 2010.	Form S-1	333-166096	10.23	April 15, 2010
10.17+	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated April 13, 2010.	Form S-1	333-166096	10.24	April 15, 2010
10.18	Third Amendment To Loan And Security Agreement And Waiver And Consent by and between NeoPhotonics Corporation and Comerica Bank, dated September 29, 2011.	Form 10-Q	001-35061	10.5	November 10, 2011
10.19	Libor/Prime Referenced Rate Addendum To Loan And Security Agreement by and between NeoPhotonics Corporation and Comerica Bank, dated September 29, 2011.	Form 10-Q	001-35061	10.6	November 10, 2011
10.20+	2011 Inducement Award Plan and related documents.	Form S-8	333-177306	99.1	October 13, 2011
10.21	Lease between Santur Corporation and 40915 Encyclopedia Circle, LLC, dated June 28, 2010.	Form 10-K	001-35061	10.35	March 30, 2012
10.22+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Timothy S. Jenks.	Form 10-Q	001-35061	10.1	May 10, 2012
10.23	Industrial Space Lease between Santur Corporation and The Kaye Building, LLC, dated March 7, 2001.	Form 10-K	001-35061	10.36	March 30, 2012
10.24+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Dr. Wupen Yuen.	Form 10-Q	001-35061	10.3	May 10, 2012
10.25	Share Purchase Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.	Form 8-K	001-35061	10.1	May 1, 2012

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.26	Rights Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.	Form 8-K	001-35061	10.2	May 1, 2012
10.27	Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and among NeoPhotonics Corporation, Comerica Bank, as agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	March 27, 2013
10.28	First Amendment to Credit Agreement, dated January 16, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	January 17, 2014
10.29	Second Amendment to Credit Agreement, dated February 14, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	February 18, 2014
10.30	Third Amendment to Credit Agreement, dated March 6, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	March 10, 2014
10.31	Fourth Amendment to Credit Agreement, dated May 19, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	May 20, 2014
10.32+	Severance Rights Agreement, dated January 6, 2014, by and between NeoPhotonics Corporation and Clyde R. Wallin.	Form 10-Q	001-35061	10.4	June 24, 2014
10.33+	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Benjamin L. Sitler dated October 8, 2014	Form 10-Q	001-35061	10.1	November 10, 2014
10.34**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated February 25, 2015 (Contract A)	Form 10-K	001-35061	10.42	March 16, 2015
10.35**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated February 25, 2015 (Contract B)	Form 10-K	001-35061	10.43	March 16, 2015
10.36	Letter Agreement by and between NeoPhotonics Corporation and Open Joint Stock Company RUSNANO dated March 2, 2015	Form 10-K	001-35061	10.44	March 16, 2015
10.37	Amendment to Rights Agreement, dated as of July 13, 2015, by and between NeoPhotonics Corporation and Open Joint Stock Company “RUSNANO”.	Form 8-K	001-35061	10.1	July 15, 2015
10.38*	Amendment to Credit Agreement and Amendment to Security Agreement, dated October 20, 2015, by and between NeoPhotonics Corporation and CITIC Bank.	Form 10-Q	001-35061	10.2	November 6, 2015
10.39	Sixth Amendment to Credit Agreement and Amendment to Security Agreement, dated January 23, 2015, by and between NeoPhotonics Corporation, Comerica Bank, as Agent and sole Lender.	Form 8-K	001-35061	10.2	January 28, 2015
10.40	Seventh Amendment to Credit Agreement and Amendment to Security Agreement, dated March 31, 2015, by and between NeoPhotonics Corporation, Comerica Bank, as Agent and sole Lender.	Form 8-K	001-35061	10.1	April 1, 2015
10.41+	2015 Executive Officer Bonus Program.	Form 10-Q	001-35061	10.7	May 11, 2015
10.42*	Comprehensive Credit Granting Contract, dated October 20, 2015, by and between Neophotonics (China) Co., Ltd., Neophotonics Dongguan Co., Ltd. and Shenzhen Branch CITIC Bank.					X

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.43*	Credit Line Agreement, dated July 9, 2015, by and between NeoPhotonics (China) Co., Ltd and Shanghai Pudong Development Bank Corporation.					X
10.44	First Lease Amendment to the Industrial Space Lease between NeoPhotonics Corporation, a successor-in-interest to Santur Corporation, and The Kaye Building, LLC, dated February 20, 2014.					X
21.1	List of subsidiaries of NeoPhotonics Corporation.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Translation to English of an original Chinese document.

**Translation to English of an original Japanese document.

+Management compensatory plan or arrangement.