Form 10-Q
period 2016-03-31
NEOPHOTONICS CORP
filed 2016-05-10
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, there were approximately 41,475,000 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	March 31,	December 31,
(In thousands, except par data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$62,739	$76,088
Short-term investments	38,364	23,294
Restricted cash	2,659	2,660
Accounts receivable, net of allowance for doubtful accounts	87,174	83,161
Inventories	62,525	65,602
Prepaid expenses and other current assets	15,035	12,393
Total current assets	268,496	263,198
Property, plant and equipment, net	66,078	62,618
Purchased intangible assets, net	8,699	9,852
Goodwill	1,115	1,115
Other long-term assets	4,895	5,095
Total assets	$349,283	$341,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,104	$50,620
Notes payable and short-term borrowing	32,650	32,657
Current portion of long-term debt	815	760
Accrued and other current liabilities	21,356	27,950
Total current liabilities	109,925	111,987
Long-term debt, net of current portion	11,318	10,759
Other noncurrent liabilities	7,953	7,476
Total liabilities	129,196	130,222
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
At March 31, 2016, 41,340 shares issued and outstanding; at December 31, 2015, 40,986 shares issued and outstanding	103	102
Additional paid-in capital	515,777	511,750
Accumulated other comprehensive income (loss)	370	(1,723)
Accumulated deficit	(296,163)	(298,473)
Total stockholders’ equity	220,087	211,656
Total liabilities and stockholders’ equity	$349,283	$341,878

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2016	2015
Revenue	$99,145	$81,384
Cost of goods sold	68,023	57,331
Gross profit	31,122	24,053
Operating expenses:
Research and development	12,952	10,482
Sales and marketing	3,931	3,744
General and administrative	9,084	8,196
Amortization of purchased intangible assets	453	449
Acquisition-related costs	—	140
Restructuring charges	—	6
Total operating expenses	26,420	23,017
Income from operations	4,702	1,036
Interest income	55	30
Interest expense	(102)	(506)
Other expense, net	(1,304)	(46)
Total interest and other expense, net	(1,351)	(522)
Income before income taxes	3,351	514
Provision for income taxes	(1,041)	(414)
Net income	$2,310	$100

Basic net income per share	$0.06	$0.00
Diluted net income per share	$0.05	$0.00
Weighted average shares used to compute basic net income per share	41,121	32,780
Weighted average shares used to compute diluted net income per share	43,648	33,031

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net income	$2,310	$100
Other comprehensive income:
Foreign currency translation adjustments, net of zero tax	2,065	688
Unrealized gains (losses) on available-for-sale securities, net of zero tax	28	(3)
Total other comprehensive income	2,093	685
Comprehensive income	$4,403	$785

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Cash flows from operating activities
Net income	$2,310	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,453	6,306
Stock-based compensation expense	3,439	2,056
Investment and debt related amortization	28	28
Loss (gain) on disposal of property and equipment	31	(118)
Allowance for doubtful accounts	(339)	51
Write-down of inventories	742	1,317
Foreign currency remeasurement and other, net	570	291
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,628)	1,228
Inventories	3,037	(6,883)
Prepaid expenses and other assets	(2,122)	2,041
Accounts payable	3,178	(624)
Accrued and other liabilities	(7,515)	1,653
Net cash provided by operating activities	5,184	7,446
Cash flows from investing activities
Purchase of property, plant and equipment	(4,650)	(2,160)
Proceeds from sale of property, plant and equipment and other assets	6	103
Purchase of marketable securities	(32,045)	—
Proceeds from sale of marketable securities	15,516	—
Proceeds from maturity of securities	1,500	—
Change in restricted cash	18	8,968
Net cash (used in) provided by investing activities	(19,655)	6,911
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	1,233	20
Tax withholding on restricted stock units	(34)	(185)
Payments for public stock offering	—	(233)
Proceeds from bank loans	23,800	12,134
Repayment of bank and acquisition-related loans	(24,017)	(7,695)
Proceeds from issuance of notes payable	4,984	5,575
Repayment of notes payable	(5,047)	(5,478)
Net cash provided by financing activities	919	4,138
Effect of exchange rates on cash and cash equivalents	203	472
Net (decrease) increase in cash and cash equivalents	(13,349)	18,967
Cash and cash equivalents at the beginning of the period	76,088	43,035
Cash and cash equivalents at the end of the period	$62,739	$62,002
Supplemental disclosure of cash flow information:
Cash paid for interest
Cash paid for income taxes
Supplemental disclosure of noncash investing and financing activities:
Changes in unpaid property, plant and equipment	$(1,355)	$164
Modification of bank loan with Comerica	$—	$15,786
Issuance of note to seller of acquired business	$—	$15,482
Transfer of restricted investments to short-term investments	$—	$8,296

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 1. Basis of presentation and significant accounting policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

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

Reclassification

Reclassification has been made to combine the deferred income tax liabilities amount into the other noncurrent liabilities in the prior year to conform to the current year’s presentation.

Concentration

In the three months ended March 31, 2016, Huawei Technologies Co. Ltd. and their affiliate HiSilicon Technologies (together with Huawei Technologies Co. Ltd., “Huawei”) and Ciena Corporation (“Ciena”) accounted for approximately 54% and 16% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 92% of the Company’s total revenue. In the three months ended March 31, 2015, Huawei and Ciena each accounted for approximately 40% and 23% of the Company’s total revenue, respectively, and the top ten customers represented approximately 90% of its total revenue.

As of March 31, 2016, one customer accounted for approximately 61% of the Company’s total accounts receivable. As of December 31, 2015, one customer accounted for 59% of the Company’s total accounts receivable.

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

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies in the three months ended March 31, 2016, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2015.

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2015-16 is effective for the Company’s annual and interim reporting periods beginning after December 15, 2016.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 was initially to be effective for annual and interim reporting periods beginning after December 15, 2016. In

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

August 2015, the FASB issued an accounting standard update for a one-year deferral of the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017 and permits entities to early adopt the standard of ASU 2014-09 for annual and interim reporting periods beginning after December 15, 2016. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which amends the principal-versus-agent implementation guidance in ASU 2014-09. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

Note 2. Net income per share

The following table sets forth the computation of the basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income	$2,310	$100
Denominator:
Weighted average shares used to compute per share amount:
Basic	41,121	32,780
Dilutive effect of equity awards	2,527	251
Diluted	43,648	33,031

Basic net income per share	$0.06	$0.00
Diluted net income per share	$0.05	$0.00

The Company has excluded the impact of the following employee stock options, restricted stock units and shares expected to be issued under its employee stock purchase plan from the computation of diluted net income per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Employee stock options	498	4,930
Restricted stock units	1	400
Employee stock purchase plan	148	—
	647	5,330

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3. Cash, cash equivalents, short-term investments, and restricted cash

The following table summarizes the Company’s cash, cash equivalents, short-term investments, and restricted cash at March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$30,782	$29,133
Cash equivalents	31,957	46,955
Cash and cash equivalents	$62,739	$76,088
Short-term investments	$38,364	$23,294
Restricted cash	$2,659	$2,660

The following table summarizes the Company’s unrealized gains and losses related to its cash equivalents and short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of March 31, 2016				As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market accounts	$31,957	$—	$—	$31,957	$46,955	$—	$—	$46,955
Money market funds	11,860	—	—	11,860	11,318	—	—	11,318
Corporate bonds	8,204	2	(4)	8,202	5,694	—	(18)	5,676
Government-sponsored enterprise obligations	6,298	1	(1)	6,298	3,290	—	(6)	3,284
Commercial paper	9,632	—	—	9,632	1,398	—	—	1,398
U.S. government securities	1,750	1	—	1,751	1,000	—	(3)	997
Sovereign government bonds	621	—	—	621	623	—	(2)	621
Total	$70,322	$4	$(5)	$70,321	$70,278	$—	$(29)	$70,249
Reported as:
Cash equivalents	$31,957	$—	$—	$31,957	$46,955	$—	$—	$46,955
Short-term investments	38,365	4	(5)	38,364	23,323	—	(29)	23,294
Total	$70,322	$4	$(5)	$70,321	$70,278	$—	$(29)	$70,249

As of March 31, 2016 and December 31, 2015, maturities of marketable securities were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Less than 1 year	$69,070	$66,974
Due in 1 to 2 years	1,251	3,275
Due after 5 years	—	—
Total	$70,321	$70,249

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Realized gains and losses on the sale of marketable securities during the three months ended March 31, 2016 and 2015 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three months ended March 31, 2016 or 2015. As of March 31, 2016, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 4.  Fair value disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2016				As of December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments:
Money market funds	$11,860	$—	$—	$11,860	$11,318	$—	$—	$11,318
U.S. government securities	1,751	—	—	1,751	997	—	—	997
Money market accounts	—	31,957	—	31,957	—	46,955	—	46,955
Corporate bonds	—	8,202	—	8,202	—	5,676	—	5,676
Government-sponsored enterprise obligations	—	6,298	—	6,298	—	3,284	—	3,284
Commercial papers	—	9,632	—	9,632	—	1,398	—	1,398
Sovereign government bonds	—	621	—	621	—	621	—	621
Total	$13,611	$56,710	$—	$70,321	$12,315	$57,934	$—	$70,249
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$561	$—	$—	$561	$435	$—	$—	$435

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees.  The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan.  A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at March 31, 2016.  The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

The following table presents the Company's liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2016				As of December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Penalty payment derivative (Note 10)	$—	$—	$389	$389	$—	$—	$389	$389

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis in the three months ended March 31, 2016. In the year ended December 31, 2015, the Company wrote off $0.2 million of property, plant and equipment and $0.2 million of held-for-sale assets. These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the period. To arrive at the valuation of these

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

assets, the Company considered the discounted cash flows to determine fair value using best estimates and unobservable inputs (Level 3).

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

Note 5. Business combination

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

The Company accounted for this acquisition as a business combination. With this acquisition, the Company strengthens its narrow line width tunable laser product portfolio.

In connection with the acquisition, the Company incurred approximately $0.9 million in total acquisition-related costs related to legal, accounting and other professional services. The acquisition costs were expensed as incurred and included in operating expenses in the Company’s condensed consolidated statement of operations.

The Company’s preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed was based on estimated fair values as of the close of the acquisition. The fair values assigned to intangible assets acquired are based on valuations using estimates and assumptions provided by management, with the assistance of an independent third party appraisal firm. The excess purchase price over those fair values is recorded as goodwill. These estimates were determined through established and generally accepted valuation techniques. While the Company used best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, estimates and assumptions were subject to refinement, including the acquired property, plant and equipment, prepaid and other current assets and accounts payable, as the Company was in the process of obtaining further information. As a result, during the preliminary measurement period, which was completed in 2015, the Company recorded adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Subsequent to the initial allocation of the assets acquired and liabilities assumed, the

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Company adjusted the acquired net accounts receivable, the acquired net inventories, the assumed sales tax accrual and the acquired prepaid expenses and other current assets by immaterial amounts, and decreased goodwill by a corresponding net amount.

As of March 31, 2016 and December 31, 2015, the Company recorded $1.1 million in goodwill, which represented the excess of the purchase price over the aggregate net estimated fair values of the assets acquired and liabilities assumed in the acquisition.

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

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation for the three months ended March 31, 2016 and 2015 as though the companies had been combined as of the beginning of 2014. In the three months ended March 31, 2016 and 2015, revenue related to products acquired from EMCORE was $19.0 million and $12.3 million, respectively. The pro forma financial information reflects adjustments related to transaction costs of $0.1 million in the three months March 31, 2015, as well as immaterial

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

employee expense. There were no sales between the business acquired from EMCORE and the Company in the three months ended March 31, 2016 and 2015.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Revenue	$99,145	$81,384
Net income	$2,310	$191
Basic net income per share	$0.06	$0.01
Diluted net income per share	$0.05	$0.01

EigenLight Corporation

In November 2015, the Company closed an acquisition of the business and products of EigenLight Corporation for cash consideration of $0.4 million in an asset transaction. The Company accounted for this as a business combination and the majority of the purchase price was allocated to inventory and property, plant and equipment.

Note 6. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable	$84,103	$82,235
Trade notes receivable	3,573	1,769
Allowance for doubtful accounts	(502)	(843)
	$87,174	$83,161

Inventories, net

Inventories, net consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$25,490	$23,793
Work in process	16,973	12,165
Finished goods(1)	20,062	29,644
	$62,525	$65,602

(1)Finished goods inventory at customer vendor managed inventory locations was $8.8 million and $14.2 million as of March 31, 2016 and December 31, 2015, respectively.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Technology and patents	$37,629	$(32,058)	$5,571	$37,430	$(31,061)	$6,369
Customer relationships	15,314	(13,189)	2,125	15,101	(12,623)	2,478
Leasehold interest	1,320	(317)	1,003	1,312	(307)	1,005
Supplier relationships and other	—	—	—	—	—	—
	$54,263	$(45,564)	$8,699	$53,843	$(43,991)	$9,852

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of goods sold	$841	$839
Operating expenses	453	449
Total	$1,294	$1,288

The estimated future amortization expense of purchased intangible assets as of March 31, 2016, is as follows (in thousands):

2016 (remaining nine months)	$3,140
2017	1,368
2018	1,179
2019	800
2020	689
Thereafter	1,523
$8,699

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Employee-related	$11,616	$17,420
Income and other taxes payable	2,233	3,720
Accrued warranty	1,143	1,175
Penalty payment derivative	389	389
Other accrued expenses	5,975	5,246
	$21,356	$27,950

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Warranty Accrual

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Beginning balance	$1,175	$1,751
Warranty accruals	102	68
Settlements	(134)	(172)
Ending balance	$1,143	$1,647

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Pension and other employee-related	$5,489	$5,036
Deferred income tax liabilities	98	88
Other	2,366	2,352
	$7,953	$7,476

Note 7. Restructuring

In 2014, the Company initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus on its strategy execution, optimize its structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions primarily in the U.S. and in China. Restructuring charges recorded in the three months ended March 31, 2015 were immaterial and were included within operating expenses. The remaining restructuring liability was paid through October 2015. There were no restructuring liabilities as of March 31, 2016 or December 31, 2015.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 8. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	March 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
	Carrying	Interest	Carrying	Interest
	Amount	Rate	Amount	Rate
Notes payable	$8,850	—	$8,857	—
Bank borrowings-Comerica Bank	23,800	3.19%	23,800	2.99%
Total notes payable and short-term borrowing	$32,650		$32,657
Long-term debt, current and non-current:
Bank borrowings-Mitsubishi Bank	$12,382	1.47%	$11,769	1.53%
Total long-term debt, current and non-current	$12,382		$11,769
Unaccreted discount within current portion of long-term debt	(75)		(71)
Unaccreted discount within long-term debt, net of current portion	(174)		(179)
Total long-term debt, net of unaccreted discount	$12,133		$11,519

Reported as:
Current portion of long-term debt	$815		$760
Long-term debt, net of current portion	11,318		10,759
Total long-term debt, net of unaccreted discount	$12,133		$11,519

Notes payable

The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facility and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled.

In June 2015, the Company’s subsidiary in China renewed its short-term line of credit facility with a banking institution to an expiration date in June 2016. Under the renewed agreement, RMB 120.0 million ($18.6 million) can be used for short-term loans, which bears interest at varying rates, or up to approximately RMB 171.4 million ($26.6 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement).  In September 2015, the Company’s China subsidiary renewed its second short-term line of credit facility with a banking institution, under which RMB 133.0 million ($20.6 million) can be used for short-term loan or up to approximately RMB 190.0 million ($29.5 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expires in September 2016. The non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, under these line of credit facilities, had an outstanding balance of $8.9 million as of each of March 31, 2016 and December 31, 2015.

As of each of March 31, 2016 and December 31, 2015, compensating balances relating to these bank acceptance drafts issued to suppliers and the Company’s subsidiaries totaled $2.7 million. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Short-term borrowing

In April 2015, the Company repaid the interest and principal of its $5.0 million short-term advance financing agreement, dated October 2014, under one of its China subsidiary’s line of credit facilities. This financing agreement bore interest at 4.02% per annum.

In May 2015, the Company repaid the interest and principal of its second $5.0 million short-term advance financing agreement, dated November 2014, under one of its China subsidiary’s line of credit facilities. This financing agreement bore interest at 2.33% per annum and service fees at 1.00% per annum.

In September 2015, the Company repaid the interest and principal of its $5.0 million advance financing agreement, dated April 2015, under one of its China subsidiary’s line of credit facilities. This financing agreement bore interest at a six-month LIBOR plus 330 basis points, or approximately 3.71% per annum.

Acquisition-related

In connection with the purchase consideration to acquire the tunable laser products of EMCORE in January 2015 (See Note 5), the Company issued the EMCORE Note, as amended, of $15.5 million, which had a maturity of two years from the closing of the transaction and an interest rate of 5% per annum for the first year and 13% per annum for the second year. The interest was payable semi-annually in cash. The EMCORE Note was subordinated to the Company’s existing bank debt in the U.S. and was repaid in full in April 2015.

Bank borrowings

The Company has an amended credit agreement with Comerica Bank as lead bank in the U.S. with borrowing capacity of $30.0 million. Borrowings under the amended revolving credit facility bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. Base rate is based on the greater of (a) the effective prime rate, (b) the Federal Funds effective rate plus one percent, and (c) the daily adjusting LIBOR rate plus one percent. The Credit Amendment also modified the EBITDA and liquidity covenants and eliminated the need to maintain compensating balances (restricted cash). The credit agreement also restricts the Company’s ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of the Company’s U.S. assets, other than intellectual property assets.

As of March 31, 2016, the outstanding balance under the revolving credit facility was $23.8 million, which was repaid in April 2016. As of December 31, 2015, there was $23.8 million outstanding. Amounts borrowed, if any, are due on or before November 2, 2016. As of March 31, 2016, the rate on the LIBOR option was 3.19%.

The Company’s amended credit facility with Comerica Bank requires the maintenance of a modified EBITDA and certain liquidity covenants. As of each of March 31, 2016 and December 31, 2015, the Company was in compliance with the covenants of the credit facility.

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

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Mitsubishi Bank Loans also include customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, restraint on business, dissolution, bankruptcy, attachment and misrepresentations. In February 2015, the Company used a portion of the proceeds of the Mitsubishi Bank Loans to repay the then-outstanding loan related to the acquisition of NeoPhotonics Semiconductor, which had an outstanding principal and interest amount of approximately 710 million JPY ($6.0 million) and the remainder will be used for general working capital. As of March 31, 2016 and December 31, 2015, outstanding principal balance under the Mitsubishi Bank Loans was approximately 1.4 billion JPY (approximately $12.4 million) and 1.4 billion JPY (approximately $11.8 million), respectively, and the Company was in compliance with the related covenants.

At March 31, 2016, maturities of long-term debt were as follows (in thousands):

2016 (remaining nine months)	$667
2017	890
2018	5,338
2019	889
2020	890
Thereafter	3,708
$12,382

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

The pension liability at March 31, 2016 and December 31, 2015 was $5.2 million and $5.1 million, respectively, of which $0.3 million and $0.1 million, respectively, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

As the Company transitioned the DBCPP to the DCP effective February 2014, no further contributions to the DBCPP are required.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Net periodic pension cost associated with these plans was immaterial in the three months ended March 31, 2016 and 2015.

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

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the U.S. District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and the Company, or collectively, the co-defendants. In the complaint Finisar alleged infringement of certain of its U.S. patents. In 2010 the Company filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims. The court dismissed without prejudice all co-defendants (including the Company) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each defendant. This dismissal does not prevent Finisar from bringing a new similar lawsuit against the Company. In 2011 the Company and Finisar agreed to suspend their respective claims and in 2012 the Company and Finisar further agreed to toll their respective claims. While there has been no action on this matter since 2012, the Company is currently unable to predict the outcome of this dispute and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

On January 2, 2013, the Company was served with a lawsuit, filed in Belgium by a distributor called Laser 2000 Beneluo SA (“Laser 2000”) claiming unpaid commissions. The distributor agreement was formally terminated as of January 3, 2012. The Company paid $492,000 to Laser 2000 as partial settlement of claims and to avoid penalties from the Court and submitted a legal brief to court on September 16, 2013. Laser 2000 filed a response on December 16, 2013 and the Company filed the final rebuttal brief on January 30, 2014. On March 23, 2015, the Belgian Court issued a ruling awarding Laser 2000 approximately one million euros in damages (approximately $1,100,000 at current exchange rates). The Company was served with the judgment on September 28, 2015. The Company is appealing this verdict, but is unable to predict the duration or outcome of the appeal or the overall lawsuit at this time. The Company does not believe it will ultimately be liable for the full amount of damage; however, in light of developments in the case, the Company increased its accrual for estimated probable net litigation expense relating to this matter in March 2015. There was no change in such accrual subsequent to March 2015.

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

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

However, the Company may record charges in the future as a result of these indemnification obligations. As of March 31, 2016, the Company did not have any material indemnification claims that were probable or reasonably possible.

Leases

The Company leases various facilities under non-cancelable operating leases expiring through 2023.  As of March 31, 2016, future minimum payments under these operating leases totaled $5.0 million and future minimum sublease receipts was approximately $1.3 million. Rent expense was $0.6 million and $0.5 million in the three months ended March 31, 2016 and 2015, respectively.

Penalty Payment Derivative

In connection with a private placement transaction with Joint Stock Company “Rusnano” (formerly Open Joint Stock Company “RUSNANO” ), or Rusnano, or in 2012, the Company agreed to certain performance obligations including establishing a wholly-owned subsidiary in Russia and making a $30.0 million investment commitment (the ‘Investment Commitment’) towards the Company’s Russian operations, which could be partially satisfied by cash and/or non-cash investment inside or outside of Russia and/or by way of non-cash asset transfers.

In March 2015, the Company extended the Investment Commitment deadline to June 30, 2015 and then further amended the Investment Commitment in July 2015. The latter amendment (the “Rights Agreement”) became effective on June 30, 2015 and provides that the maximum amount of penalties (the ‘Penalty Payment’) to be paid by the Company will not exceed $5.0 million in the aggregate. In addition, the amendment also provides for an updated investment plan for the Company’s Russian subsidiaries that includes non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones through fiscal year 2019. The Company fulfilled its investment commitment required by 2015 and had contributed over $15.4 million in cash and assets to its subsidiaries in Russia as of December 31, 2015.    Although the Company met its investment commitment for 2015, certain required equipment was delivered but not fully installed and operational as of the required date to fulfill certain manufacturing milestones under the Rights Agreement. The Company is in the process of remediating these issues and believes it will be able to reach an agreement with Rusnano to address this matter. Therefore, as of each of December 31, 2015 and March 31, 2016, the Company believes it is not probable that it will be held liable for the $5.0 million penalty.

In the event the Company’s cumulative investment and spending contributed to its subsidiaries in Russia is less than $18.8 million by December 31, 2016, the Company will be subject to a $1.5 million penalty within 30 days after the end of a 90-day cure period. If certain of the Investment Commitments are not achieved in the indicated time frames in 2016 and 2019, the Company also has the ability to cease the operations of its Russian subsidiaries by paying exit fees of $3.5 million or $2.0 million at the end of 2016 or 2019, respectively.

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

The Company accounted for the $5.0 million Penalty Payment as an embedded derivative instrument, with the underlying being the performance or nonperformance of meeting the Investment Commitment and initially classified $4.9 million of the $5.0 million as additional paid-in capital and the remaining $0.1 million, representing the estimated fair value of the Penalty Payment derivative, in other noncurrent liabilities.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other expense, net. The estimated fair value of this derivative, after taking into consideration the non-compliance regarding the manufacturing milestone, was $0.4 million as of each of March 31, 2016 and December 31, 2015, and reported within accrued and other current liabilities on the Company’s condensed consolidated balance sheets.

Separately, in December 2014, the Company entered into a Commitment to File a Registration Statement and Related Waiver of Registration Rights, whereby Rusnano waived certain registration rights in connection with a potential offering by the Company of shares of the Company’s common stock, and the Company committed to file with the U.S. Securities and Exchange Commission a resale registration statement on Form S-1 covering the resale of all shares of the Company’s common stock held by Rusnano. The Company filed such resale registration statement in April 2015 (See Note 11).  Rusnano also waived its demand registration rights under the original rights agreement and agreed to enter into a lock up agreement with the Company whereby it would agree not to sell any shares of the Company’s common stock, or engage in certain other transactions relating to the Company’s securities, for a period of 60 days from the filing date of the resale registration statement. Rusnano signed such lock up agreement with the Company on April 2, 2015. In addition, in connection with the Company’s public stock offering completed in the second quarter of 2015, Rusnano entered into a separate lock up agreement with Needham & Company, LLC, the lead underwriter of the offering, whereby it agreed not to sell any shares of the Company’s common stock, or engage in certain other transactions relating to the Company’s securities, for a period of 180 days from May 21, 2015. Such lock up agreement expired in November 2015.

Note 11. Stockholders’ equity

Common Stock

As of March 31, 2016, the Company had reserved 7,995,640 common stock shares for issuance under its stock option plans and 978,503 common stock shares for issuance under its employee stock purchase plan.

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

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-For-Sale Securities	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(1,595)	$(29)	$(99)	$(1,723)
Other comprehensive income, net of taxes of zero and reclassifications	2,065	28	—	2,093
Balance at March 31, 2016	$470	$(1)	$(99)	$370

No material amounts were reclassified out of accumulated other comprehensive income (loss) during the three months ended March 31, 2016 and 2015 for realized gains or losses on available-for-sale securities.

Accumulated Deficit

Approximately $7.9 million of the Company’s retained earnings within its total accumulated deficit at December 31, 2015 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

Note 12. Stock-based compensation

The following table summarizes the stock-based compensation expense recognized in the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of goods sold	$589	$370
Research and development	971	493
Sales and marketing	887	453
General and administrative	992	740
	$3,439	$2,056

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Determining Fair Value

The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Three Months Ended March 31,
Stock options	2016	2015
Weighted-average expected term (years)	4.96	5.25
Weighted-average volatility	64%	63%
Risk-free interest rate	1.76%	1.65%
Expected dividends	— %	— %
Stock appreciation units
Weighted-average expected term (years)	3.03	1.91
Weighted-average volatility	61%	57%
Risk-free interest rate	0.65%-1.47%	0.25% – 1.10%
Expected dividends	— %	— %
ESPP
Weighted-average expected term (years)	0.70	0.70
Weighted-average volatility	70%	58%
Risk-free interest rate	0.08%-0.33%	0.03% – 0.13%
Expected dividends	— %	— %

Stock Options and Restricted Stock Units (RSUs)

The following table summarizes the Company’s stock option and RSU activity during the three months ended March 31, 2016:

	Stock Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Grant Date
	Shares	Price	Units	Fair Value
Balance at December 31, 2015	5,007,797	$4.34	1,213,686	$7.46
Granted	12,300	10.40	16,900	9.19
Exercised/Converted	(349,954)	3.52	(8,001)	7.65
Cancelled/Forfeited	(30,108)	6.05	(7,618)	7.36
Balance at March 31, 2016	4,640,035	$4.41	1,214,967	$7.49

Stock appreciation units (“SAUs”)

SAUs are liability classified share-based awards. The Company did not grant any SAUs during the three months ended March 31, 2016 or 2015. As of March 31, 2016 and December 31, 2015, there were 322,057 and 342,316 SAUs outstanding. Outstanding SAUs are re-measured each reporting period at fair value.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Employee Stock Purchase Plan (“ESPP”)

As of March 31, 2016, there was $0.5 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period, through November 2016.

Note 13. Income taxes

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Provision for income taxes	$(1,041)	$(414)

The Company’s income tax provision in the three months ended March 31, 2016 and 2015 was primarily related to income taxes of the Company’s non-U.S. operations.

The Company conducts its business globally and its operating income is subject to varying rates of tax in the United States, China and Japan. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Historically, the Company has experienced net losses in the United States and in the short term, expects this trend to continue. One of the Company’s subsidiaries in China has historically qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. The preferential tax rate is subject to renewal for periods after 2016.

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

As of March 31, 2016, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2015.

Note 14. Subsequent event

Subsequent event, through the filing of this report, included the following:

Repayment of Comerica Credit Facility

In April 2016, the Company repaid the outstanding balance under its Comerica Bank credit facility, which was $23.8 million as of March 31, 2016.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2016 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K. References to “NeoPhotonics” “we,” “our” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended March 31, 2016 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2016 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016.  Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Recognizing our focus on growth in our 100Gbps (“100G”) and beyond products, we aligned our product group reporting to “High Speed Products” which includes products designed for 100G and beyond applications and “Network Products and Solutions”, which comprises all products designed for applications below 100G, and includes 40G products previously included in our “High Speed Products” group.  In the three months ended March 31, 2016, High Speed Products represented approximately 65% of total revenue and Network Products and Solutions represented approximately 35% of total revenue. In the three months ended March 31, 2015, High Speed Products was 57% of total revenue and Network Products and Solutions represented approximately 43% of total revenue.

Revenue grew 22% to $99.1 million in the three months ended March 31, 2016, compared to $81.4 million in the same period in 2015. The revenue growth was driven primarily by demand for our High Speed Products, as carriers continued to accelerate deployment of high capacity optical transport networks worldwide, particularly in China. Our gross margin increased to 31% in the three months ended March 31, 2016, compared to 30% in the three months ended March 31, 2015, primarily attributable to a volume increase in High Speed Products, designed for 100G and above operation, strong manufacturing utilization and our ongoing efforts to reduce costs.

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

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. Revenue is recognized when the product is shipped and title has transferred to the buyer. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Historically, our first quarter revenue is generally seasonally lower than the rest of the year primarily due to lower capacity utilization during the holidays in China and customer pricing schedules. However, this historical pattern should not be considered a reliable indicator of our future revenue or financial performance. Our sales transactions to customers are denominated primarily in U.S. dollars, with some portions in Chinese Renminbi (“RMB”) or Japanese Yen (“JPY”).

	Three Months Ended
	March 31,
(in thousands)	2016	2015	$ Change	% Change
Total revenue	$99,145	$81,384	$17,761	22%

We have generated most of our revenue from a limited number of customers. Customers accounting for more than 10% of our total revenue and revenue from our top ten customers in the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd(1)	54%	40%
Ciena Corporation	16%	23%
Percent of revenue from top ten customers	92%	90%

(1)Huawei’s percentage of revenue included its affiliate, HiSilicon Technologies Co. Ltd. (“HiSilicon”). Revenue from HiSilicon represented approximately 35% and 19% of total revenue, respectively, in the three months ended March 31, 2016 and 2015.

We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. One customer accounted for 61% of our total accounts receivable as of March 31, 2016. One customer accounted for 59% of our total accounts receivable as of December 31, 2015.

Revenue increased $17.8 million, or 22%, in the three months ended March 31, 2016, compared to the same period in 2015, primarily due to an increase in revenue from our High Speed Products in China, partially offset by a decrease in revenue from our Network Products and Solutions group partly attributable to our past product pruning efforts. In the three months ended March 31, 2016, High Speed Products represented approximately 65% of total revenue, compared to 57% of total revenue in the same period in 2015. Network Products and Solutions represented approximately 35% of total revenue in the three months ended March 31, 2016, compared to approximately 43% of total revenue in the same period in 2015.

While the first quarter is typically seasonally low due to pricing negotiations completed in the previous fourth quarter along with holidays in China, the current overall 100G market strength and demand in China in the three months ended March 31, 2016 was strong. This demand timing and certain favorable pricing in the period is in contrast to typical seasonality.

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the cost to produce wafers and to manufacture and test our products. Additionally, our cost of goods sold generally includes stock-based compensation, write-downs of excess and obsolete inventory, amortization of certain purchased intangible assets, depreciation, acquisition-related fair value adjustments, restructuring charges, warranty costs, royalty payments, logistics and allocated facilities costs.

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors including the introduction of new products, production volume, production volume compared to sales over time, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, stock-based compensation, write-downs of excess and obsolete inventories and warranty costs. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate, particularly in the quarters in which the negotiations occurred. Historically, our first quarter gross margins are generally seasonally lower than the fourth quarter of the prior year due to customer pricing schedules as well as lower capacity utilization during the holidays in China and the lower installment of outside plant equipment by customers in winter.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Cost of goods sold	$68,023	$57,331	$10,692	19%
Gross profit	31,122	24,053	7,069	29%

	Three Months Ended
	March 31,
	2016	2015
Gross margin	31%	30%

Gross profit increased $7.1 million, or 29%, to $31.1 million in the three months ended March 31, 2016, compared to $24.1 million in the same period in 2015. Gross margin increased approximately one percentage point in the three months ended March 31, 2016, compared to the same period in 2015. These increases are largely in contrast to our typical seasonal pattern and are primarily attributable to an increase in sales volume as well as favorable product mix toward our High Speed Products, driven by the strong 100G product demand and the associated strong manufacturing utilization.

Operating expenses

Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation. Our operating expenses are denominated primarily in U.S. dollars, RMB and JPY.

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Research and development	$12,952	$10,482	$2,470	24%
Sales and marketing	3,931	3,744	187	5%
General and administrative	9,084	8,196	888	11%
Amortization of purchased intangible assets	453	449	4	1%
Acquisition-related costs	—	140	(140)	(100)%
Restructuring charges	—	6	(6)	(100)%
Total operating expenses	$26,420	$23,017	$3,403	15%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Research and development expense increased by $2.5 million, or 24%, in the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily due to a $0.7 million net increase in prototype and development material related spending, a $0.5 million increase in stock-based compensation expense largely due to the higher market price of our common stock, a $0.5 million increase in product implementation related costs and a $0.4 million increase in payroll and related costs in the three months ended March 31, 2016, compared to the same 2015 period.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.

Sales and marketing expense increased by $0.2 million, or 5%, in the three months ended March 31, 2016 compared to the same period in 2015 primarily due to a $0.4 million increase in stock-based compensation expense largely due to the higher market price of our common stock, a $0.3 million increase in commission costs, partially offset by a $0.4 million decrease in the doubtful account provision due to collections and a $0.3 million decrease in product sample costs.

General and administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance,  human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

General and administrative expense increased by $0.9 million, or 11%, in the three months ended March 31, 2016 compared to the same period in 2015, mainly due to a $0.5 million increase in payroll and related costs, a $0.3 million increase in stock-based compensation expense largely due to the higher market price of our common stock, a $0.2 million increase in export taxes, a $0.2 million increase in variable compensation expense and a $0.2 million increase in outside services, partially offset by a $0.3 million decrease in legal expenses and a $0.3 million decrease in audit fees.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives.  Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships and other agreements are recorded within operating expenses.  Amortization of purchased intangibles included in operating expenses increased slightly in the three months ended March 31, 2016 primarily due to the amortization of intangible assets from our acquisition of EMCORE’s tunable laser products in January 2015.

Acquisition-related transaction costs

We incurred $0.1 million in acquisition-related costs in the three months ended March 31, 2015, related to legal, accounting and other professional services for our acquisition activities, including our acquisition of tunable laser products from EMCORE. There was no acquisition-related costs in the three months ended March 31, 2016.

Restructuring charges

Restructuring charges in the three months ended March 31, 2015 were immaterial and were related to our restructuring plan initiated in 2014 (the “2014 Restructuring Plan”) to refocus on our strategy execution, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions primarily in the U.S and in China. There were no restructuring charges in the three months ended March 31, 2016.

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

	Three Months Ended
	March 31,
(in thousands)	2016	2015	$ Change	% Change
Interest income	$55	$30	$25	83%
Interest expense	(102)	(506)	404	(80)%
Other expense, net	(1,304)	(46)	(1,258)	2,735%
Total	$(1,351)	$(522)	$(829)	159%

Total interest and other expense, net increased by $0.8 million in the three months ended March 31, 2016, compared to the same period in 2015, mainly attributable to a $1.3 million increase in other expense, net primarily due to foreign exchange losses resulting from stronger JPY against the U.S. dollars, partially offset by a $0.4 million decrease in interest expense.

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

	Three Months Ended
	March 31,
(in thousands)	2016	2015	$ Change	% Change
Provision for income taxes	$(1,041)	$(414)	$(627)	151%

Our income tax provision in the three months ended March 31, 2016 and 2015 was primarily related to income taxes of our non-U.S. operations.

Liquidity and capital resources

At March 31, 2016, we had working capital of $158.6 million and total cash, cash equivalents and short-term investments of $101.1 million, of which approximately 15% was held in accounts by our subsidiaries in China and 1% was held in accounts by our subsidiaries in Japan. In addition, we had $2.7 million in restricted cash in accounts held by our subsidiaries in China as of March 31, 2016.

Approximately $7.9 million of our retained earnings within our total accumulated deficit at December 31, 2015 was subject to restrictions due to the fact that our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves as well as allocate a discretionary portion of their after-tax profits to their staff welfare and bonus fund.  This restricted amount is not distributable as cash dividends except in the event of liquidation.

In the U.S., we have a bank credit agreement with Comerica Bank. Our credit agreement, as amended, with Comerica Bank restricts our ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of its U.S. assets, other than intellectual property assets, and requires us to maintain certain financial covenants, including the maintenance of a modified EBITDA and certain liquidity covenants. As of March 31, 2016, our borrowing capacity under our amended credit agreement with Comerica Bank was $30.0 million, subject to covenant requirements. Amounts borrowed under the Comerica Bank credit facility, as amended, are due on or before November 2, 2016 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of March 31, 2016, the rate on the LIBOR option was 3.19% and the outstanding balance was $23.8 million, which was repaid in April 2016.

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

Our subsidiary in China has two short-term line of credit facilities with two banking institutions. Under the short-term line of credit facility agreement renewed in June 2015, up to RMB 120.0 million ($18.6 million) can be used for short-term loans, which bears interest at varying rates, or up to approximately RMB 171.4 million ($26.6 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement).  This line of credit facility expires in June 2016. Under our China subsidiary’s second short-term line of credit facility renewed in September 2015, up to RMB 133.0 million ($20.6 million) can be used for short-term loan or up to approximately RMB 190.0 million ($29.5 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expires in September 2016. As of each of March 31, 2016 and December 31, 2015, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $8.9 million. As of each of March 31, 2016 and December 31, 2015, the compensating balance for these bank acceptance drafts totaled $2.7 million and was classified as restricted cash on our condensed consolidated balance sheets.

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

Our subsidiary in Japan has two loans with the Mitsubishi Bank (the “Mitsubishi Bank Loans”) that contain customary representations and warranties and customary affirmative and negative covenants including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Mitsubishi Bank Loans also include customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, restraint on business, dissolution, bankruptcy, attachment and misrepresentations. In February 2015, we used a portion of the proceeds of the Mitsubishi Bank Loans to repay the then-outstanding outstanding principal and interest amount of approximately 710 million JPY ($6.0 million) under the loan from the acquisition of NeoPhotonics Semiconductor.

Our total outstanding balance under the two Mitsubishi Banks Loans was 1.4 billion JPY (approximately $12.4 million) as of March 31, 2016 and $1.4 billion JPY (approximately $11.8 million) as of December 31, 2015.

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

In July 2015, we amended our rights agreement with Rusnano. The amendment to the rights agreement became effective on June 30, 2015 and provides for an updated investment plan for our Russian subsidiaries that includes a non-cash transfer of licensing rights to intellectual property, non-cash transfers of exiting equipment and commitments to complete the remaining milestones of approximately one-half of the overall investment through fiscal year 2019. It also provides that the maximum amount of penalties to be paid by us will not exceed $5.0 million in the aggregate, with the following penalties for failure to meet specified milestones and exit options at the end of the following years, subject to a 90-day cure period (“Cure Period”) following such years:

•

By December 31, 2015, if the actual cumulative investment and spending to our Russian subsidiaries was less than $13.0 million, or if we had not sold any products manufactured by its Russian subsidiary, or if we had not completed agreed-upon manufacturing milestones, then we would be subject to a $5.0 million penalty within 30 days after the end of the applicable Cure Period; if the cumulative investments and spending to our Russian subsidiaries were less than $15.4 million but more than $13.0 million by December 31, 2015 and was not cured within the applicable Cure Period, we would be subject to a $1.5 million penalty within 30 days after the end of the applicable Cure Period. We fulfilled our investment commitment required by 2015 and had contributed over $15.4 million in cash and assets to our subsidiaries in Russia as of December 31, 2015. We also satisfied the requirement related to sale of products manufactured by our Russian subsidiary as of December 31, 2015. However, we were not in full compliance with the completion of agreed-upon manufacturing milestones as of December 31, 2015 (and as of the end of the Cure Period ended March 30, 2016) since certain required equipment was delivered but not fully installed and operational as of that date. We intend to remediate the issues and become fully compliant with the terms and obligations under the rights agreement and believe that we will not be held liable for the $5.0 million penalty since Rusnano has communicated that they believe both Rusnano and us will be able to find mutual agreement that will not include the financial penalty as a result of our non-compliance regarding the manufacturing milestones. Nevertheless, in the event that we are not able to reach mutual agreement on this matter, it is possible that Rusnano will seek to enforce the financial penalty and we could be forced to pay the $5.0 million penalty.

•

By December 31, 2016, if the actual cumulative investment and spending to the Company’s subsidiaries in Russia is less than $18.8 million, the Company will be subject to a $1.5 million penalty within 30 days after the end of the applicable Cure Period.

•

At the end of 2016, the Company will be subject to pay an exit fee of $3.5 million to Rusnano should the Company decide to cease the operations of its subsidiaries in Russia, provided that the cumulative investments and spending including the tangible asset transfers, other than intangible asset transfers which is limited to a maximum valuation of $5.7 million, exceed $10.0 million.

•

At the end of 2019, the Company will be subject to pay an exit fee of $2.0 million to Rusnano should the Company decide to cease the operations of its subsidiaries in Russia, if the cumulative investments and spending are less than $30.0 million.

Separately, on December 18, 2014, we entered into a Commitment to file a Registration Statement and Related Waiver of Registration Rights, whereby Rusnano waived certain registration rights in connection with a potential offering by us of shares of our common stock, and we committed to file with the SEC a resale registration statement on Form S-1 covering the resale of all shares of our common stock held by Rusnano. We filed such resale registration statement on April 6, 2015 to register 4,972,905 shares of our common stock held by Rusnano. Rusnano also waived its demand registration rights under the original rights agreement and agreed to enter into a lock up agreement with us whereby it would agree not to sell any shares of our common stock, or engage in certain other transactions relating to our securities, for a period of 60 days from the filing date of the resale registration statement. Rusnano signed such lock up agreement with us on April 2, 2015. In connection with our public stock offering completed in the second quarter of 2015, Rusnano entered into a separate lock up agreement with Needham & Company, LLC, the lead underwriter of the offering, whereby it agreed not to sell any shares of our common stock, or engage in certain other transactions relating to our securities, for a period of 180 days from May 21, 2015. Such lock up agreement expired in November 2015. We do not receive any proceeds from any sales of our common stock held by Rusnano.

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$5,184	$7,446
Net cash (used in) provided by investing activities	(19,655)	6,911
Net cash provided by financing activities	919	4,138
Effect of exchange rates on cash and cash equivalents	203	472
Net (decrease) increase in cash and cash equivalents	$(13,349)	$18,967

Operating activities

Net cash provided by operating activities was $5.2 million in the three months ended March 31, 2016, compared to $7.4 million provided by operating activities in the same 2015 period. The decrease was primarily attributable to a $9.2 million decrease in cash flows related to accrued and other liabilities primarily due to variable compensation payments, a $4.9 million decrease in cash flows from accounts receivable primarily driven by timing of collections, a $4.2 million decrease in cash flows from prepaid and other assets primarily due to higher prepaid value-added tax payments, partially offset by a $9.9 million increase in cash flows from inventories primarily due to increases in product demand, a $3.8 million increase in cash flows related to accounts payable due to timing of payments and a $2.2 million increase in net income in the 2016 period compared to the same period in the prior year.

Investing activities

Net cash used in investing activities was $19.7 million in the three months ended March 31, 2016, compared to a $6.9 million provided by investing activities in the same 2015 period. The increase in cash used was attributable to a $32.0 million increase in marketable securities purchases, a $9.0 million increase as a result of a reduction in restricted cash in the 2015 period that did not recur in 2016 and a $2.5 million increase in property, plant and equipment purchases, partially offset by a $15.5 million increase in proceeds from sales of marketable securities and a $1.5 million increase in proceeds from maturities of marketable securities.

Financing activities

Net cash provided by financing activities was $0.9 million in the three months ended March 31, 2016, compared to $4.1 million provided by financing activities in the same 2015 period. The decrease was largely due to a $16.3 million increase in repayment of bank loans, partially offset by an $11.7 million increase in proceeds from bank borrowing and a $1.2 million increase in proceeds from stock option exercises driven by higher stock price of our common stock in the 2016 period, compared to the same period in the prior year.

Contractual obligations and commitments

As of March 31, 2016, our principle commitments consisted of obligations under operating leases, purchase commitments, debt and other contractual obligations. There have been no significant changes to these obligations during the three months ended March 31, 2016 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-balance sheet arrangements

During the three months ended March 31, 2016, we did not have any significant off-balance sheet arrangements.

Recent accounting pronouncements

See Note 1 “Basis of presentation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements on this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposures to market risk have not changed materially since December 31, 2015. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

Except for those risk factors denoted by an asterisk (*), the risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016, which risk factors are set forth below.

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

Historically, we have generated most of our revenue from a limited number of customers. In the three months ended March 31, 2016, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (collectively “Huawei”), and Ciena Corporation accounted for approximately 54% and 16% of our revenue, respectively, respectively, and our top ten customers represented 92% of our revenue. In the year ended December 31, 2015, Huawei and Ciena Corporation accounted for approximately 44% and 21% of our revenue, respectively, and our top ten customers represented 91% of our revenue. In 2014, Huawei, Ciena Corporation, and Alcatel-Lucent SA accounted for 38%, 15% and 10% of our revenue, respectively, and our top ten customers represented 88% of our revenue. As a result, the loss of, or a significant reduction in orders from these major customers or any of our other key customers would materially and adversely affect our revenue and results of operations. Adverse events affecting our customers could also adversely affect our revenue and results of operations.

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

We have a history of losses and we may incur additional losses in future periods. As of March 31, 2016, our accumulated deficit was $296.2 million. We also expect to continue to make significant expenditures related to the ongoing operation and development of our business. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations.

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

In particular we have developed new technologies and products that we believe are key components in our customers’ systems for 100Gbps and beyond data transmission. The emergence of technologies and products from our competitors and their success in competing against our technologies and products for 100Gbps data transmission could render our existing products uncompetitive from a pricing standpoint, obsolete or otherwise unmarketable.

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

The communications networks industry is characterized by substantial investment in new technology and the development of diverse and changing technologies and industry standards. For example, new technologies are required to satisfy the emerging standards for 100Gbps to 400 Gbps and beyond data transmission in communications networks.

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

In particular, we have developed new technologies and products that we believe are key components in our customers’ systems for 100Gbps and beyond data transmission. There are multiple modulation approaches for these systems and not all are likely to be equally successful. While we are shipping certain products for 100Gbps and beyond system designs today, many of our products for these systems are currently being qualified for use by our customers. Our ability to successfully qualify and scale capacity for these new technologies and products is important to our ability to grow our business and market presence. If we are unable to qualify and sell any of these products in volume on time, or at all, our results of operations may be adversely affected.

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

In recent years, we have experienced significant growth through, among other things, internal expansion programs, product development and acquisitions of other businesses and products. Our business has expanded to numerous locations, including foreign locations, and as a result has become more complex, more demanding of management’s attention and subject to new laws and regulations. If we fail to comply with new laws and regulations related to the expansion of our business, our business could suffer.

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

We design our products to conform to regulations established by governments and to standards set by industry standards bodies worldwide, such as The American National Standards Institute, the European Telecommunications Standards Institute, the International Telecommunications Union and the Institute of Electrical and Electronics Engineers. Various industry organizations are currently considering whether and to what extent to create standards for elements used in 100Gbps and beyond systems. Because certain of our products are designed to conform to current specific industry standards, if competing or new standards emerge that are preferred by our customers, we would have to make significant expenditures to develop new products. If our customers adopt new or competing industry standards with which our products are not compatible, or the industry groups adopt standards or governments issue regulations with which our products are not compatible, our existing products would become less desirable to our customers and our revenue and results of operations would suffer.

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

In addition, in connection with the private placement transaction, we entered into a rights agreement with Rusnano. Pursuant to the rights agreement, we have agreed to make a $30.0 million investment towards our Russian operations. We are currently required to satisfy this total investment commitment over a period from 2012 to 2019. Pursuant to the rights agreement, failure to perform our investment commitments for specific years within this time period may result in an obligation to pay damages to Rusnano, up to a maximum amount of penalties and exit fee of $5.0 million. Although we met our investment commitment for 2015, certain required equipment was delivered but not fully installed and operational as of the required date to fulfill certain manufacturing milestones under the rights agreement. Although we are in the process of remediating these issues and believe we will be able to reach an agreement with

Rusnano to address this matter, if we are not able to reach an agreement and Rusnano seeks to enforce the penalty provision, it is possible that we could be forced to pay a $5.0 million penalty to Rusnano.

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

For example, the JPY appreciated by 7% against the U.S. dollar in the three months ended March 31, 2016. In addition, the People’s Bank of China regularly intervenes in the foreign exchange market to manage fluctuations in RMB exchange rates and achieve policy goals. In the year ended December 31, 2015, the Chinese government had allowed the RMB to devalue against the U.S. dollar by approximately 6%. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. There remains significant international pressure on the Chinese government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar.

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

*Risks related to our operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue in the three months ended March 31, 2016 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our property, plant and equipment, approximately 35% as of March 31, 2016, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

As of March 31, 2016, our executive officers and directors, and entities that are affiliated with them or that have a right to designate a director, beneficially own an aggregate of approximately 28% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

NeoPhotonics Corporation

Date:	May 10, 2016	By:	/S/ CLYDE RAYMOND WALLIN
Clyde Raymond Wallin
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	May 17, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010
4.3	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.	Form S-1	333-166096	4.3	April 15, 2010
4.4	Commitment to File Registration Statement and Related Waiver of Registration Rights by and between NeoPhotonics Corporation and Open Join Stock Company “RUSNANO” dated as of December 18, 2014.	Form S-1	333-201180	4.4	December 19, 2014

10.1+	2016 Executive Officer Bonus Program.					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+ Management compensatory plan or arrangement.