Form 10-Q
period 2016-06-30
NEOPHOTONICS CORP
filed 2016-08-09
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, there were approximately 41,815,100 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	June 30,	December 31,
(In thousands, except par data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$82,476	$76,088
Short-term investments	28,427	23,294
Restricted cash	2,580	2,660
Accounts receivable, net of allowance for doubtful accounts	86,859	83,161
Inventories	61,515	65,602
Prepaid expenses and other current assets	13,410	12,393
Total current assets	275,267	263,198
Property, plant and equipment, net	76,625	62,618
Purchased intangible assets, net	7,528	9,852
Goodwill	1,115	1,115
Other long-term assets	4,888	5,095
Total assets	$365,423	$341,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,133	$50,620
Notes payable and short-term borrowing	32,389	32,657
Current portion of long-term debt	892	760
Accrued and other current liabilities	21,919	27,950
Total current liabilities	119,333	111,987
Long-term debt, net of current portion	12,144	10,759
Other noncurrent liabilities	8,456	7,476
Total liabilities	139,933	130,222
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
At June 30, 2016, 41,753 shares issued and outstanding; at December 31, 2015, 40,986 shares issued and outstanding	104	102
Additional paid-in capital	520,249	511,750
Accumulated other comprehensive loss	(1,376)	(1,723)
Accumulated deficit	(293,487)	(298,473)
Total stockholders’ equity	225,490	211,656
Total liabilities and stockholders’ equity	$365,423	$341,878

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Revenue	$99,129	$85,372	$198,274	$166,756
Cost of goods sold	71,600	59,226	139,623	116,557
Gross profit	27,529	26,146	58,651	50,199
Operating expenses:
Research and development	11,780	11,457	24,732	21,939
Sales and marketing	3,807	3,906	7,738	7,650
General and administrative	7,841	7,419	16,925	15,615
Amortization of purchased intangible assets	460	448	913	897
Acquisition-related costs	775	147	775	287
Restructuring charges	—	20	—	26
Total operating expenses	24,663	23,397	51,083	46,414
Income from operations	2,866	2,749	7,568	3,785
Interest income	77	23	132	53
Interest expense	(99)	(456)	(201)	(962)
Other income (expense), net	458	602	(846)	556
Total interest and other income (expense), net	436	169	(915)	(353)
Income before income taxes	3,302	2,918	6,653	3,432
Provision for income taxes	(626)	(1,127)	(1,667)	(1,541)
Net income	$2,676	$1,791	$4,986	$1,891

Basic net income per share	$0.06	$0.05	$0.12	$0.06
Diluted net income per share	$0.06	$0.05	$0.11	$0.05
Weighted average shares used to compute basic net income per share	41,603	35,684	41,362	34,240
Weighted average shares used to compute diluted net income per share	44,320	37,294	44,042	35,128

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net income	$2,676	$1,791	$4,986	$1,891
Other comprehensive income:
Foreign currency translation adjustments, net of zero tax	(1,750)	(98)	314	590
Unrealized gains (losses) on available-for-sale securities, net of zero tax	4	(2)	33	(5)
Total other comprehensive (loss) income	(1,746)	(100)	347	585
Comprehensive income	$930	$1,691	$5,333	$2,476

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Cash flows from operating activities
Net income	$4,986	$1,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,137	12,046
Stock-based compensation expense	5,669	3,982
Investment, debt related and other amortization	94	216
Loss (gain) on disposal of property and equipment	48	(27)
Adjustment to fair value of penalty payment derivative	—	(141)
Allowance for doubtful accounts	(393)	86
Write-down of inventories	1,740	2,135
Foreign currency remeasurement and other, net	248	702
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,288)	7,470
Inventories	1,892	(12,513)
Prepaid expenses and other assets	(501)	3,026
Accounts payable	8,224	(2,340)
Accrued and other liabilities	(6,678)	(1,411)
Net cash provided by operating activities	23,178	15,122
Cash flows from investing activities
Purchase of property, plant and equipment	(14,595)	(5,634)
Proceeds from sale of property, plant and equipment and other assets	19	98
Purchase of marketable securities	(47,807)	(409)
Proceeds from sale of marketable securities	34,682	—
Proceeds from maturity of securities	8,000	400
Change in restricted cash	19	9,020
Net cash (used in) provided by investing activities	(19,682)	3,475
Cash flows from financing activities
Proceeds from public stock offering, net of offering costs	—	46,279
Proceeds from exercise of stock options and issuance of stock under ESPP	3,538	1,020
Tax withholding on restricted stock units	(77)	(191)
Proceeds from bank loans	47,600	32,816
Repayment of bank and acquisition-related loans	(48,047)	(49,092)
Proceeds from issuance of notes payable	9,217	11,590
Repayment of notes payable	(9,283)	(11,756)
Net cash provided by financing activities	2,948	30,666
Effect of exchange rates on cash and cash equivalents	(56)	(163)
Net increase in cash and cash equivalents	6,388	49,100
Cash and cash equivalents at the beginning of the period	76,088	43,035
Cash and cash equivalents at the end of the period	$82,476	$92,135
Supplemental disclosure of noncash investing and financing activities:
Changes in unpaid property, plant and equipment	$(4,872)	$(643)
Modification of bank loan with Comerica	$—	$15,786
Issuance of note to seller of acquired business	$—	$15,482
Transfer of restricted investments to short-term investments	$—	$8,296
Unpaid public stock offering costs	$—	$634

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 1. Basis of presentation and significant accounting policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors.  For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; the loss of any of a small number of its larger customers; ability to obtain additional financing; inability to meet certain debt covenants; failure to successfully integrate completed acquisitions; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.

Reclassification

Reclassification has been made to combine the deferred income tax liabilities amount into the other noncurrent liabilities in the prior year to conform to the current year’s presentation.

Concentration

In the three months ended June 30, 2016, Huawei Technologies Co. Ltd. and their affiliate HiSilicon Technologies (together with Huawei Technologies Co. Ltd., “Huawei”) and Ciena Corporation (“Ciena”) accounted for approximately 45% and 16% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 91% of the Company’s total revenue.  In the three months ended June 30, 2015, Huawei, Ciena and Nokia Corporation each accounted for approximately 40%, 22% and 11% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 91% of the Company’s total revenue. In the six months ended June 30, 2016, Huawei and Ciena each accounted for approximately 49% and 16% of the Company’s total revenue, respectively, and the top ten customers represented approximately 91% of its total revenue.  In the six months ended June 30, 2015, Huawei and Ciena accounted for approximately 40% and 23% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 90% of its total revenue.

As of June 30, 2016 and December 31, 2015, one customer accounted for approximately 45% and 59%, respectively, of the Company’s total accounts receivable.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies in the three and six months ended June 30, 2016, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2015.

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends existing guidance on the impairment of financial assets and adds an impairment model that is based on expected losses rather than incurred losses. Under this guidance, an entity recognizes as an allowance its estimate of expected credit losses for its financial assets. An entity will apply this guidance through a cumulative-effect adjustment to retained earnings upon adoption (a modified-retrospective approach) while a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company’s annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted. A retrospective transition method is required for the changes related to the recognition timing of excess tax benefits, minimum statutory withholding requirements, forfeitures and intrinsic value. A retrospective transition method is required for changes related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement. A prospective transition method is required for the recognition of excess tax benefits and tax deficiencies in the income statement for estimating expected term. Changes related to the presentation of excess tax benefits on the statement of cash flows can be applied using either a prospective transition method or a retrospective transition method. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and consolidated statements of operations and to disclose qualitative and quantitative information about lease transactions. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition is required with certain optional practical expedients allowed. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  A modified retrospective transition method is required except for the equity securities without readily determinable fair values which will require a prospective transition method. ASU 2016-01 is effective for the Company’s annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for certain provisions.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires entities to measure most inventory “at the lower of cost and net realizable value” but does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For the Company, this ASU is effective for annual and interim periods beginning after December 15, 2016. Prospective transition method is required and early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In August 2015, the FASB issued an accounting standard update for a one-year deferral of the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017 and permits entities to early adopt the standard of ASU 2014-09 for annual and interim reporting periods beginning after December 15, 2016. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which amends the principal-versus-agent implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606: Identifying performance obligations and Licensing amending certain aspects of ASU 2014-09 on (1) identifying performance obligations and (2) licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients amending certain aspects of ASU 2016-09 including collectability, presentation of sales tax and other similar taxes collected from customers, noncash transaction, contract modifications and completed contracts at transition and the disclosure requirements for entities that use the full retrospective transition method. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2. Net income per share

The following table sets forth the computation of the basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income	$2,676	$1,791	$4,986	$1,891
Denominator:
Weighted average shares used to compute per share amount:
Basic	41,603	35,684	41,362	34,240
Dilutive effect of equity awards	2,717	1,610	2,680	888
Diluted	44,320	37,294	44,042	35,128

Basic net income per share	$0.06	$0.05	$0.12	$0.06
Diluted net income per share	$0.06	$0.05	$0.11	$0.05

The Company has excluded the impact of the following employee stock options, restricted stock units and shares expected to be issued under its employee stock purchase plan from the computation of diluted net income per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Employee stock options	474	1,227	492	2,316
Restricted stock units	34	—	34	21
Employee stock purchase plan	—	—	—	16
	508	1,227	526	2,353

Note 3. Cash, cash equivalents, short-term investments, and restricted cash

The following table summarizes the Company’s cash, cash equivalents, short-term investments, and restricted cash at June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$50,518	$29,133
Cash equivalents	31,958	46,955
Cash and cash equivalents	$82,476	$76,088
Short-term investments	$28,427	$23,294
Restricted cash	$2,580	$2,660

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes the Company’s unrealized gains and losses related to its cash equivalents and short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of June 30, 2016				As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market accounts	$31,958	$—	$—	$31,958	$46,955	$—	$—	$46,955
Money market funds	5,688	—	—	5,688	11,318	—	—	11,318
Corporate bonds	7,687	3	(4)	7,686	5,694	—	(18)	5,676
Government-sponsored enterprise obligations	5,541	1	—	5,542	3,290	—	(6)	3,284
Commercial paper	6,384	—	—	6,384	1,398	—	—	1,398
U.S. government securities	2,500	3	—	2,503	1,000	—	(3)	997
Sovereign government bonds	623	1	—	624	623	—	(2)	621
Total	$60,381	$8	$(4)	$60,385	$70,278	$—	$(29)	$70,249
Reported as:
Cash equivalents	$31,958	$—	$—	$31,958	$46,955	$—	$—	$46,955
Short-term investments	28,423	8	(4)	28,427	23,323	—	(29)	23,294
Total	$60,381	$8	$(4)	$60,385	$70,278	$—	$(29)	$70,249

As of June 30, 2016 and December 31, 2015, maturities of marketable securities were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Less than 1 year	$57,614	$66,974
Due in 1 to 2 years	2,771	3,275
Due after 5 years	—	—
Total	$60,385	$70,249

Realized gains and losses on the sale of marketable securities during the three and six months ended June 30, 2016 and 2015 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three and six months ended June 30, 2016 or 2015. As of June 30, 2016, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.  Fair value disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2016				As of December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments:
Money market funds	$5,688	$—	$—	$5,688	$11,318	$—	$—	$11,318
U.S. government securities	2,503	—	—	2,503	997	—	—	997
Money market accounts	—	31,958	—	31,958	—	46,955	—	46,955
Corporate bonds	—	7,686	—	7,686	—	5,676	—	5,676
Government-sponsored enterprise obligations	—	5,542	—	5,542	—	3,284	—	3,284
Commercial papers	—	6,384	—	6,384	—	1,398	—	1,398
Sovereign government bonds	—	624	—	624	—	621	—	621
Total	$8,191	$52,194	$—	$60,385	$12,315	$57,934	$—	$70,249
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$589	$—	$—	$589	$435	$—	$—	$435

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees.  The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan.  A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at June 30, 2016.  The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.

The following table presents the Company's liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2016				As of December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Penalty payment derivative (Note 10)	$—	$—	$389	$389	$—	$—	$389	$389

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2016. In the year ended December 31, 2015, the Company wrote off $0.2 million of property, plant and equipment and $0.2 million of held-for-sale assets. These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the period. To arrive at the valuation of these assets, the Company considered the discounted cash flows to determine fair value using best estimates and unobservable inputs (Level 3).

Assets and Liabilities Not Measured at Fair Value

The carrying values of accounts receivable, accounts payable, notes payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.

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

As of June 30, 2016 and December 31, 2015, goodwill was $1.1 million, which represented the excess of the purchase price over the aggregate net estimated fair values of the assets acquired and liabilities assumed in the acquisition.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes the allocation of the assets acquired and liabilities assumed from EMCORE as of the acquisition date and subsequent adjustments (in thousands):

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

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation for the three and six months ended June 30, 2016 and 2015 as though the companies had been combined as of the beginning of 2014. In the three months ended June 30, 2016 and 2015, revenue related to products acquired from EMCORE was $19.0 million and $13.9 million, respectively.  In the six months ended June 30, 2016 and 2015, revenue related to products acquired from EMCORE was $38.0 million and $26.2 million, respectively. The pro forma financial information reflects adjustments related to transaction costs of zero and $0.1 million, respectively, in the three months ended June 30, 2016 and 2015 and zero and $0.3 million, respectively, in the six months ended June 30, 2016 and 2015, related to transaction costs as well as immaterial employee expense. There were no sales between the business acquired from EMCORE and the Company in the three and six months ended June 30, 2016 and 2015.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$99,129	$85,372	$198,274	$166,756
Net income	$2,676	$1,938	$4,986	$2,129
Basic net income per share	$0.06	$0.05	$0.12	$0.06
Diluted net income per share	$0.06	$0.05	$0.11	$0.06

EigenLight Corporation

In November 2015, the Company closed an acquisition of the business and products of EigenLight Corporation for cash consideration of $0.4 million in an asset transaction. The Company accounted for this as a business combination and the majority of the purchase price was allocated to inventory and property, plant and equipment.

Note 6. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable	$84,790	$82,235
Trade notes receivable	2,516	1,769
Allowance for doubtful accounts	(447)	(843)
	$86,859	$83,161

Inventories, net

Inventories, net consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$24,609	$23,793
Work in process	18,243	12,165
Finished goods(1)	18,663	29,644
	$61,515	$65,602

(1)	Finished goods inventory at customer vendor managed inventory locations was $6.1 million and $14.2 million as of June 30, 2016 and December 31, 2015, respectively.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Technology and patents	$37,434	$(32,662)	$4,772	$37,430	$(31,061)	$6,369
Customer relationships	15,396	(13,607)	1,789	15,101	(12,623)	2,478
Leasehold interest	1,282	(315)	967	1,312	(307)	1,005
	$54,112	$(46,584)	$7,528	$53,843	$(43,991)	$9,852

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of goods sold	$848	$837	$1,689	$1,676
Operating expenses	460	448	913	897
Total	$1,308	$1,285	$2,602	$2,573

The estimated future amortization expense of purchased intangible assets as of June 30, 2016, is as follows (in thousands):

2016 (remaining six months)	$1,879
2017	1,430
2018	1,224
2019	810
2020	689
Thereafter	1,496
$7,528

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Employee-related	$13,162	$17,420
Income and other taxes payable	2,264	3,720
Accrued warranty	669	1,175
Penalty payment derivative	389	389
Other accrued expenses	5,435	5,246
	$21,919	$27,950

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Warranty Accrual

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning balance	$1,143	$1,647	$1,175	$1,751
Warranty accruals	(203)	(243)	(101)	(175)
Settlements	(271)	(150)	(405)	(322)
Ending balance	$669	$1,254	$669	$1,254

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Pension and other employee-related	$5,973	$5,036
Deferred income tax liabilities	111	88
Other	2,372	2,352
	$8,456	$7,476

Note 7. Restructuring

In 2014, the Company initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus on its strategy execution, optimize its structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions primarily in the U.S. and in China. Restructuring charges recorded in the three and six months ended June 30, 2015 were immaterial and were included within operating expenses. The remaining restructuring liability was paid through October 2015. There were no restructuring liabilities as of June 30, 2016 or December 31, 2015.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 8. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	June 30, 2016		December 31, 2015
	Carrying	Interest	Carrying	Interest
	Amount	Rate	Amount	Rate
Notes payable	$8,589	—	$8,857	—
Bank borrowings-Comerica Bank	23,800	3.22%	23,800	2.99%
Total notes payable and short-term borrowing	$32,389		$32,657
Long-term debt, current and non-current:
Bank borrowings-Mitsubishi Bank	$13,287	1.43%	$11,769	1.53%
Total long-term debt, current and non-current	$13,287		$11,769
Unaccreted discount within current portion of long-term debt	(80)		(71)
Unaccreted discount within long-term debt, net of current portion	(171)		(179)
Total long-term debt, net of unaccreted discount	$13,036		$11,519

Reported as:
Current portion of long-term debt	$892		$760
Long-term debt, net of current portion	12,144		10,759
Total long-term debt, net of unaccreted discount	$13,036		$11,519

Notes payable

The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled.

In June 2015, the Company’s subsidiary in China renewed its short-term line of credit facility with a banking institution that expired in June 2016. Under the agreement, the Company could borrow up to RMB 120.0 million ($18.1 million) for short-term loans, which bore interest at varying rates, or up to approximately RMB 171.4 million ($25.8 million) for bank acceptance drafts (with a 30% compensating balance requirement). This short-term line of credit facility was renewed in August 2016 and will expire in July 2019. In September 2015, the Company’s China subsidiary renewed its second short-term line of credit facility with a banking institution, under which the Company can borrow up to RMB 133.0 million ($20.0 million) for short-term loan or up to approximately RMB 190.0 million ($28.6 million) for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expires in September 2016. In August 2016, the Company’s China subsidiary entered into a third line of credit facility, with a banking institution, that expires in July 2019. Under this line of credit, the Company can borrow up to RMB 30.0 million (approximately $4.5 million) for short-term loans, which bear interest at varying rates, or up to approximately RMB 42.9 million (approximately $6.5 million) for bank acceptance drafts (with a 30% compensating balance requirement). The non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, under these line of credit facilities, had an outstanding balance of $8.6 million and $8.9 million as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, compensating balances relating to these bank acceptance drafts issued to suppliers and the Company’s subsidiaries totaled $2.6 million and $2.7 million, respectively. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.

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

Bank borrowings

The Company has a credit agreement with Comerica Bank as lead bank in the U.S. (the “Comerica Bank Credit Facility”). The Company amended the Comerica Bank Credit Facility in January 2015 to modify the EBITDA and liquidity covenants and eliminate the need to maintain compensating balances (restricted cash). In March 2015, the Company further amended the Comerica Bank Credit Facility to increase borrowing capacity to $30.0 million. Borrowings under the Comerica Bank Credit Facility bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. Base rate is based on the greater of (a) the effective prime rate, (b) the Federal Funds effective rate plus one percent, and (c) the daily adjusting LIBOR rate plus one percent.  The Comerica Bank Credit Facility requires the maintenance of a modified EBITDA and certain liquidity covenants. The credit agreement also restricts the Company’s ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of the Company’s U.S. assets, other than intellectual property assets. As of each of June 30, 2016 and December 31, 2015, the Company was in compliance with the covenants of the credit facility.

Amounts borrowed, if any, are due on or before November 2, 2016. As of June 30, 2016, the rate on the LIBOR option was 3.22%. The outstanding balance under the Comerica Bank Credit Facility of $23.8 million as of June 30, 2016 was repaid in July 2016. As of December 31, 2015, there was $23.8 million outstanding.

On February 25, 2015, the Company entered into certain loan agreements and related special agreements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500 million JPY ($4.2 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($8.4 million) (the “Term Loan B” and together with the Term Loan A, the “Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by our Japanese subsidiary. The full amount of each of the Mitsubishi Bank Loans was drawn on the closing date of February 25, 2015.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Mitsubishi Bank Loans also include customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, restraint on business, dissolution, bankruptcy, attachment and misrepresentations. In February 2015, the Company used a portion of the proceeds of the Mitsubishi Bank Loans to repay the then-outstanding loan related to the acquisition of NeoPhotonics Semiconductor, which had an outstanding principal and interest amount of approximately 710 million JPY ($6.0 million) and the remaining proceeds will be used for general working capital. Outstanding principal balance under the Mitsubishi Bank Loans was approximately 1.3 billion JPY (approximately $13.1 million), net of unamortized debt issuance costs of 25.8 million JPY (approximately $0.3 million), as of June 30, 2016 and 1.4 billion JPY (approximately $11.5 million), net of unamortized debt issuance costs of 30.1 million JPY (approximately $0.3 million) as of December 31, 2015. The Company was in compliance with the related covenants.

At June 30, 2016, maturities of long-term debt were as follows (in thousands):

2016 (remaining six months)	$486
2017	972
2018	5,833
2019	972
2020	972
Thereafter	4,052
$13,287

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

The pension liability at June 30, 2016 and December 31, 2015 was $5.7 million and $5.1 million, respectively, of which $0.3 million and $0.1 million, respectively, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As the Company transitioned the DBCPP to the DCP effective February 2014, no further contributions to the DBCPP are required.

Net periodic pension cost associated with these plans was immaterial in the three and six months ended June 30, 2016 and 2015.

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

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the U.S. District Court for the Northern District of California, or the Court, against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and the Company, or collectively, the co-defendants. In the complaint Finisar alleged infringement of certain of its U.S. patents. In 2010 the Company filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims. The Court dismissed without prejudice all co-defendants (including the Company) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each defendant. This dismissal does not prevent Finisar from bringing a new similar lawsuit against the Company. In 2011 the Company and Finisar agreed to suspend their respective claims and in 2012 the Company and Finisar further agreed to toll their respective claims. While there has been no action on this matter since 2012, the Company is currently unable to predict the outcome of this dispute and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

On January 2, 2013, the Company was served with a lawsuit, filed in Belgium by a distributor called Laser 2000 Beneluo SA (“Laser 2000”) claiming unpaid commissions. The distributor agreement was formally terminated as of January 3, 2012. The Company paid $492,000 to Laser 2000 as partial settlement of claims and to avoid penalties from the Belgian Court and submitted a legal brief to court on September 16, 2013. Laser 2000 filed a response on December 16, 2013 and the Company filed the final rebuttal brief on January 30, 2014. On March 23, 2015, the Belgian Court issued a ruling awarding Laser 2000 approximately one million euros in damages (approximately $1,100,000 at current exchange rates). The Company was served with the judgment on September 28, 2015. The Company is appealing this verdict, but is unable to predict the duration or outcome of the appeal or the overall lawsuit at this time. The Company does not believe it will ultimately be liable for the full amount of damage; however, in light of developments in the case, the Company increased its accrual for estimated probable net litigation expense relating to this matter in March 2015. There was no change in such accrual subsequent to March 2015.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of June 30, 2016, the Company did not have any material indemnification claims that were probable or reasonably possible.

Leases

The Company leases various facilities under non-cancelable operating leases expiring through 2023. In the three months ended June 30, 2016, the Company renewed one of its leases for its facility in Fremont, California. As of June 30, 2016, future minimum payments under these operating leases totaled $8.0 million and future minimum sublease receipts was approximately $1.2 million. Rent expense was $0.5 million and $1.1 million in the three and six months ended June 30, 2016, respectively, and $0.6 million and $1.1 million in the three and six months ended June 30, 2015, respectively.

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

In March 2015, the Company extended the Investment Commitment deadline to June 30, 2015 and then further amended the Investment Commitment in July 2015. The latter amendment, or the Rights Agreement, became effective on June 30, 2015 and provides that the maximum amount of penalties, or the Penalty Payment, to be paid by the Company will not exceed $5.0 million in the aggregate. In addition, the amendment also provides for an updated investment plan for the Company’s Russian subsidiaries that includes non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones through fiscal year 2019. The Company fulfilled its investment commitment required by 2015 and had contributed over $15.4 million in cash and assets to its subsidiaries in Russia as of December 31, 2015.  Although the Company met its investment commitment for 2015, certain required equipment was delivered but not fully installed and operational as of the required date to fulfill certain manufacturing milestones under the Rights Agreement. The Company has remediated these issues and, in August 2016, entered into the second amendment to the Rights Agreement with Rusnano (the “Amended Rights Agreement”) to address this matter. The amendment extended the foregoing manufacturing deadlines to June 30, 2016 and confirmed that the Company had completed these milestones as of June 30, 2016. Therefore, the Company will not be held liable for the $5.0 million Penalty Payment as of each of December 31, 2015 and June 30, 2016.

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

In August 2016, the Company entered into a letter of agreement with Rusnano to agree to transfer a product line and incur expected costs of approximately $0.1 million by July 30, 2017.

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

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

million received in the private placement transaction or on withdrawal from the Company’s bank accounts for use in general corporate purposes.

The Company accounted for the Penalty Payment as an embedded derivative instrument, with the underlying being the performance or nonperformance of meeting the Investment Commitment and initially classified $4.9 million of the $5.0 million as additional paid-in capital and the remaining $0.1 million, representing the estimated fair value of the Penalty Payment derivative, in other noncurrent liabilities.

The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other expense, net. The estimated fair value of this derivative, after taking into consideration the non-compliance regarding the manufacturing milestone and the Amended Rights Agreement, was $0.4 million as of each of June 30, 2016 and December 31, 2015, and reported within accrued and other current liabilities on the Company’s condensed consolidated balance sheets.

Separately, in December 2014, the Company entered into a Commitment to File a Registration Statement and Related Waiver of Registration Rights, whereby Rusnano waived certain registration rights in connection with a potential offering by the Company of shares of the Company’s common stock, and the Company committed to file with the U.S. Securities and Exchange Commission a resale registration statement on Form S-1 covering the resale of all shares of the Company’s common stock held by Rusnano, or the 2015 Registration Statement. The Company filed the 2015 Registration Statement in April 2015 (See Note 11).  Rusnano also waived its demand registration rights under the original rights agreement and agreed to enter into a lock up agreement with the Company whereby it would agree not to sell any shares of the Company’s common stock, or engage in certain other transactions relating to the Company’s securities, for a period of 60 days from the filing date of the 2015 Registration Statement. Rusnano signed such lock up agreement with the Company on April 2, 2015. In addition, in connection with the Company’s public stock offering completed in the second quarter of 2015, or the 2015 Follow-On Offering, Rusnano entered into a separate lock up agreement with Needham & Company, LLC, the lead underwriter of the 2015 Follow-On Offering, whereby it agreed not to sell any shares of the Company’s common stock, or engage in certain other transactions relating to the Company’s securities, for a period of 180 days from May 21, 2015. Such lock up agreement expired in November 2015.

Note 11. Stockholders’ equity

Common Stock

As of June 30, 2016, the Company had reserved 7,783,305 common stock shares for issuance under its stock option plans and 776,613 common stock shares for issuance under its employee stock purchase plan.

Resale Registration Statement

In April 2015, the Company filed the 2015 Registration Statement, which registered 4,972,905 shares of the Company’s common stock, at a par value of $0.0025 per share, held by Rusnano. The Company does not receive any proceeds from any sales of the Company’s common stock held by Rusnano (See Note 10).

Follow-On Public Offering

In the second quarter of 2015, the Company completed the 2015 Follow-On Offering, in which the Company sold 6,866,689 shares of its common stock, including 895,655 shares of common stock sold upon the exercise in full of the

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

overallotment option by the underwriters, at a public offering price of $7.25 per share. The Company raised approximately $45.6 million, net of underwriting discounts of $3.0 million and other offering expenses of approximately $1.2 million.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (loss) Gain on Available-For-Sale Securities	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(1,595)	$(29)	$(99)	$(1,723)
Other comprehensive income, net of taxes of zero and reclassifications	314	33	—	347
Balance at June 30, 2016	$(1,281)	$4	$(99)	$(1,376)

No material amounts were reclassified out of accumulated other comprehensive income during the three and six months ended June 30, 2016 and 2015 for realized gains or losses on available-for-sale securities.

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

Note 12. Stock-based compensation

The following table summarizes the stock-based compensation expense recognized in the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of goods sold	$719	$410	$1,308	$780
Research and development	556	501	1,527	994
Sales and marketing	365	447	1,252	900
General and administrative	590	568	1,582	1,308
	$2,230	$1,926	$5,669	$3,982

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Determining Fair Value

The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model or a binomial lattice model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock options	2016	2015	2016	2015
Weighted-average expected term (years)	5.3	5.6	5.2	5.4
Weighted-average volatility	63%	64%	63%	64%
Risk-free interest rate	1.21%-1.38%	1.37% – 1.54%	1.21%-1.76%	1.37% – 1.65%
Expected dividends	— %	— %	— %	— %
Stock appreciation units
Weighted-average expected term (years)	2.84	3.60	2.94	3.70
Weighted-average volatility	62%	62%	62%	63%
Risk-free interest rate	0.59%-0.95%	0.26% – 1.24%	0.59%-1.47%	0.25% – 1.57%
Expected dividends	— %	— %	— %	— %
ESPP
Weighted-average expected term (years)	0.70	0.50	0.70	0.50
Weighted-average volatility	70%	59%	70%	59%
Risk-free interest rate	0.08%-0.39%	0.14%	0.08%-0.39%	0.14%
Expected dividends	— %	— %	— %	— %

Stock Options and Restricted Stock Units (RSUs)

The following table summarizes the Company’s stock option and RSU activity during the six months ended June 30, 2016:

	Stock Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Grant Date
	Shares	Price	Units	Fair Value
Balance at December 31, 2015	5,007,797	$4.34	1,213,686	$7.46
Granted	75,036	10.94	72,580	11.00
Exercised/Converted	(551,724)	3.52	(20,681)	7.01
Cancelled/Forfeited	(49,128)	5.34	(29,019)	7.23
Balance at June 30, 2016	4,481,981	$4.55	1,236,566	$7.68

Stock appreciation units (“SAUs”)

SAUs are liability classified share-based awards. The Company did not grant any SAUs during the three and six months ended June 30, 2016 or 2015. As of June 30, 2016 and December 31, 2015, there were 321,196 and 342,316 SAUs outstanding. Outstanding SAUs are re-measured each reporting period at fair value.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Employee Stock Purchase Plan (“ESPP”)

As of June 30, 2016, there was $0.2 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2016.

Note 13. Income taxes

The provision for income taxes in the periods presented is based upon the income (loss) before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Provision for income taxes	$(626)	$(1,127)	$(1,667)	$(1,541)

The Company’s income tax provision in the three and six months ended June 30, 2016 and 2015 was primarily related to income taxes of the Company’s non-U.S. operations.

The Company conducts its business globally and its operating income is subject to varying rates of tax in the U.S., China and Japan. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Historically, the Company has experienced net losses in the U.S. and in the short term, expects this trend to continue. One of the Company’s subsidiaries in China has historically qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. The preferential tax rate is subject to renewal for periods after 2016.

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

As of June 30, 2016, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2015.

Note 14. Subsequent event

Subsequent event, through the filing of this report, included the following:

Repayment of Comerica Credit Facility

In July 2016, the Company repaid the outstanding balance under its Comerica Bank Credit Facility, which was $23.8 million as of June 30, 2016.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2016 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended June 30, 2016 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2016 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

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

Business overview

We develop, manufacture and sell optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks. We sell our products to the world’s leading network equipment manufacturers, including Nokia Corporation (formerly Alcatel-Lucent SA which was acquired by Nokia Corporation in January 2016), Ciena Corporation, Cisco Systems, Inc. and HiSilicon Technologies, Ltd., an affiliate of Huawei Technologies, Co., Ltd. and Huawei Technologies Co., Ltd. (collectively “Huawei”). These companies are among our largest customers and a focus of our strategy due to their leading market positions.

We have research and development and wafer fabrication facilities in San Jose and Fremont, California and in Tokyo, Japan that coordinate with our research and development and manufacturing facilities in Dongguan, Shenzhen and Wuhan, China, Ottawa, Canada, and Moscow, Russia. We use proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing. We believe we are one of the highest volume Photonic Integrated Circuit, or PIC, manufacturers in the world and that we can further expand our manufacturing capacity to meet market needs.

Recognizing our focus on growth in our 100Gbps (“100G”) and beyond products, we aligned our product group reporting to “High Speed Products” which includes products designed for 100G and beyond applications and “Network Products and Solutions” which comprises all products designed for applications below 100G and includes 40G products previously included in our “High Speed Products” group.  In the three and six months ended June 30, 2016, High Speed Products represented approximately 66% and 65%, respectively, of total revenue and Network Products and Solutions represented approximately 34% and 35%, respectively, of total revenue.  In the three and six months ended June 30,

2015, High Speed Products was 59% and 58%, respectively, of total revenue and Network Products and Solutions represented approximately 41% and 42%, respectively, of total revenue.

Revenue grew 16% and 19%, respectively, in the three and six months ended June 30, 2016, compared to 10% and 15%, respectively, in the same periods in 2015. The revenue growth was driven primarily by demand for our High Speed Products, as carriers continued to accelerate deployment of high capacity optical transport networks worldwide. Our gross margin was 27.8% and 29.6%, respectively, in the three and six months ended June 30, 2016, compared to 30.6% and 30.1%, respectively, in the three and six months ended June 30, 2015, primarily attributable to a shift in product mix, supply constraints and pricing, partially offset by our ongoing cost reduction efforts.

We are planning to reduce volume for certain low speed passive optical network, or PON, products that accounted for approximately $7.9 million and $19.7 million of total revenue, respectively, in the three and six months ended June 30, 2016 and are expected to represent approximately $28 million of total revenue in 2016. These products are focused on passive optical network applications and are nearing their end-of-life with relatively low gross margins. This is expected to span approximately four fiscal quarters to complete and is part of our initiatives to focus on investments in high speed and growth product applications and to reduce legacy products that may no longer meet our requirements for gross margin and profitability.

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

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2016 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of operations

Revenue

We sell substantially all of our products to original equipment manufacturers, or OEMs. Revenue is recognized when the product is shipped and title has transferred to the buyer. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Historically, our first quarter revenue is generally seasonally lower than the rest of the year primarily due to lower capacity utilization during the holidays in China and customer pricing schedules. However, this historical pattern should not be considered a reliable indicator of our future revenue or financial performance. In 2016, this historical pattern shifted from the first quarter to the second quarter due to certain price reductions being delayed beyond the first quarter in part due to surging volumes in the first quarter supporting 100G build-outs, notably in China. Our sales transactions to customers are denominated primarily in U.S. dollars, with some portions in Chinese Renminbi (“RMB”) or Japanese Yen (“JPY”).

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Total revenue	$99,129	$85,372	$13,757	16%	$198,274	$166,756	$31,518	19%

We have generated most of our revenue from a limited number of customers. Customers accounting for more than 10% of our total revenue and revenue from our top ten customers in the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd(1)	45%	40%	49%	40%
Ciena Corporation	16%	22%	16%	23%
Nokia Corporation	* %	11%	* %	* %
Percent of revenue from top ten customers	91%	91%	91%	90%

(1)

Huawei’s percentage of revenue included its affiliate, HiSilicon Technologies Co. Ltd. (“HiSilicon”). Revenue from HiSilicon represented approximately 31% and 21% of total revenue, respectively, in the three months ended June 30, 2016 and 2015, and approximately 33% and 20% of total revenue, respectively, in the six months ended June 30, 2016 and 2015.

*     Less than 10% of total revenue.

We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. As of June 30, 2016 and December 31, 2015, one customer accounted for 45% and 59%, respectively, of our total accounts receivable.

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015

Revenue increased $13.8 million, or 16%, in the three months ended June 30, 2016, compared to the same period in 2015, primarily due to an increase in revenue from our High Speed Products driven by strong demand for 100G products.  The increase from High Speed Products revenue was partially offset by a decrease in revenue from our Network Products and Solutions group primarily due to a decline in revenue from low speed PON products. In the three months ended June 30, 2016, High Speed Products represented approximately 66% of total revenue, compared to 59% of total revenue in the same period in 2015 while Network Products and Solutions represented approximately 34% of total revenue in the three months ended June 30, 2016, compared to approximately 41% of total revenue in the same period in 2015. Revenue from China, Americas, Japan and rest of the world was 60%, 20%, 15% and 5% of total revenue, respectively, in the three months ended June 30, 2016, compared to 50%, 28%, 18% and 4% of total revenue, respectively, in the same period in 2015.

Six Months Ended June 30, 2016 Compared With Six Months Ended June 30, 2015

Revenue increased $31.5 million, or 19%, in the six months ended June 30, 2016, compared to the same period in 2015, primarily due to an increase in revenue from our High Speed Products driven by strong demand for 100G products, notably in China.  The increase from High Speed Products revenue was partially offset by a decrease in revenue from our Network Products and Solutions group partly attributable to a decline in revenue from low speed PON products. In the six months ended June 30, 2016, High Speed Products represented approximately 65% of total revenue, compared to 58% of total revenue in the same period in 2015 while Network Products and Solutions represented approximately 35% of total revenue in the six months ended June 30, 2016, compared to approximately 42% of total revenue in the same period in 2015. Revenue from China, Americas, Japan and rest of the world was 61%, 20%, 14% and 5% of total revenue, respectively, in the six months ended June 30, 2016, compared to 49%, 29%, 18% and 4% of total revenue, respectively, in the same period in 2015.

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

Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors including the introduction of new products, production volume, production volume compared to sales over time, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, stock-based compensation, write-downs of excess and obsolete inventories and warranty costs. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate, particularly in the quarters in which the negotiations occurred. Historically, our first quarter gross margins are generally seasonally lower than the fourth quarter of the prior year due to customer pricing schedules as well as lower capacity utilization during the holidays in China and the lower installment of outside plant equipment by customers in winter.  In 2016, this historical pattern shifted from the first quarter to the second quarter due to certain price reductions being delayed beyond the first quarter in part due to surging volumes in the first quarter supporting 100G build-outs, notably in China.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of goods sold	$71,600	$59,226	$12,374	21%	$139,623	$116,557	$23,066	20%
Gross profit	27,529	26,146	1,383	5%	58,651	50,199	8,452	17%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gross margin	28%	31%	30%	30%

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015

Gross profit increased $1.4 million, or 5%, to $27.5 million in the three months ended June 30, 2016, compared to $26.1 million in the same period in 2015. The increase is primarily attributable to an increase in sales volume and continuous costs reduction efforts. Gross margin decreased approximately three percentage points in the three months ended June 30, 2016, compared to the same period in 2015, primarily due to pricing, unfavorable product mix and yields, partially offset by cost savings.

Six Months Ended June 30, 2016 Compared With Six Months Ended June 30, 2015

Gross profit increased $8.5 million, or 17%, to $58.7 million in the six months ended June 30, 2016, compared to $50.2 million in the same period in 2015. This increase is primarily attributable to an increase in sales volume as well as an increase in sales toward our High Speed Products, driven by the strong 100G product demand and the associated strong manufacturing utilization. Gross margin was consistent in the six months ended June 30, 2016, compared to the same period in 2015, primarily due to product mix which was offset by cost savings.

Operating expenses

Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation. Our operating expenses are denominated primarily in U.S. dollars, or USD, Chinese Renminbi, or RMB and Japanese Yen, or JPY.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$11,780	$11,457	$323	3%	$24,732	$21,939	$2,793	13%
Sales and marketing	3,807	3,906	(99)	(3)%	7,738	7,650	88	1%
General and administrative	7,841	7,419	422	6%	16,925	15,615	1,310	8%
Amortization of purchased intangible assets	460	448	12	3%	913	897	16	2%
Acquisition-related costs	775	147	628	427%	775	287	488	170%
Restructuring charges	—	20	(20)	(100)%	—	26	(26)	(100)%
Total operating expenses	$24,663	$23,397	$1,266	5%	$51,083	$46,414	$4,669	10%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015

Research and development expense increased by $0.3 million, or 3%, in the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily due to a $0.8 million net increase in payroll and related expenses, partially offset by a $0.5 million decrease in prototype and development material related spending in the three months ended June 30, 2016, compared to the same 2015 period.

Six Months Ended June 30, 2016 Compared With Six Months Ended June 30, 2015

Research and development expense increased by $2.8 million, or 13%, in the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily due to a $1.2 million increase in payroll and related costs, a $0.5 million net increase in stock-based compensation expense largely due to the higher market price of our common stock, a $0.5 million increase in net allocated costs, a $0.3 million increase in outsider services and a $0.2 million increase in prototype and development material related spending in the six months ended June 30, 2016, compared to the same 2015 period.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015

Sales and marketing expense decreased by $0.1 million, or 3%, in the three months ended June 30, 2016 compared to the same period in 2015 primarily due to a $0.1 million decrease in the doubtful account provision and a $0.1 million decrease in stock-based compensation expense, partially offset by a $0.1 million increase in payroll and related costs.

Six Months Ended June 30, 2016 Compared With Six Months Ended June 30, 2015

Sales and marketing expense increased by $0.1 million, or 1%, in the six months ended June 30, 2016 compared to the same period in 2015 primarily due to a $0.4 million increase in commission, a $0.4 million increase in stock-based compensation expense largely due to the higher market price of our common stock, a $0.2 million increase in payroll and related costs, partially offset by a $0.5 million decrease in the doubtful account provision due to collections and a $0.3 million decrease in product sample costs.

General and administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance,  human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015

General and administrative expense increased by $0.4 million, or 6%, in the three months ended June 30, 2016 compared to the same period in 2015, mainly due to a $0.5 million increase in accrued sales and export taxes, a $0.4 million increase in payroll and employee related costs, partially offset by a $0.3 million decrease in facility charges and a $0.2 million decrease in professional fees.

Six Months Ended June 30, 2016 Compared With Six Months Ended June 30, 2015

General and administrative expense increased by $1.3 million, or 8%, in the six months ended June 30, 2016 compared to the same period in 2015, mainly due to a $0.7 million increase in accrued sales and export taxes, a $0.6 million increase in payroll and related costs, a $0.3 million increase in stock-based compensation expense largely due to the higher market price of our common stock, a $0.2 million increase in employee related expenses and a $0.2 million increase in variable compensation expense, partially offset by a $0.4 million decrease in facility charges and a $0.3 million decrease in audit fees.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives.  Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships and other agreements are recorded within operating expenses.  Amortization of purchased intangibles included in operating expenses was relatively consistent in the three and six months ended June 30, 2016 and included the amortization of intangible assets from our acquisition of EMCORE’s tunable laser products in January 2015.

Acquisition-related transaction costs

We incurred $0.8 million in the three and six months ended June 30, 2016 in acquisition-related costs primarily related to legal, accounting and other professional services. Acquisition related costs were $0.1 million and $0.3 million in the three and six months ended June 30, 2015, respectively, related to legal, accounting and other professional services for our acquisition activities, including our acquisition of tunable laser products from EMCORE.

Restructuring charges

There were no restructuring charges in the three and six months ended June 30, 2016. Restructuring charges in the three and six months ended June 30, 2015 were immaterial and were related to our restructuring plan initiated in 2014 (the “2014 Restructuring Plan”) to refocus on our strategy execution, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions primarily in the U.S and in China and was completed in October 2015.

Interest and other income (expense), net

Interest income consists of income earned on our cash, cash equivalents and short-term investments, as well as restricted cash and investments. Interest expense consists of amounts paid for interest on our bank and other borrowings. Other expense, net is primarily made up of government subsidies as well as foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and of our subsidiary in Japan is the JPY.  The foreign currency transaction gains and losses of our subsidiaries in China and Japan primarily result from their transactions in U.S. dollars.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest income	$77	$23	$54	235%	$132	$53	$79	149%
Interest expense	(99)	(456)	357	(78)%	(201)	(962)	761	(79)%
Other income (expense), net	458	602	(144)	(24)%	(846)	556	(1,402)	(252)%
Total	$436	$169	$267	158%	$(915)	$(353)	$(562)	159%

Total interest and other income (expense), net increased by $0.3 million in the three months ended June 30, 2016, compared to the same period in 2015. The increase was primarily due to a $0.4 million decrease in interest expense primarily attributable to less borrowing activities in the U.S. and China in the 2016 period.

Total interest and other income (expense), net decreased by $0.6 million in the six months ended June 30, 2016, compared to the same period in 2015, mainly due to a $1.4 million increase in other expense, net primarily driven by unfavorable foreign exchange fluctuations, partially offset by a $0.8 million decrease in interest expense primarily attributable to less borrowing activities in the U.S. and China in the 2016 period.

Income taxes

We conduct our business globally and our operating income is subject to varying rates of tax in the U.S., China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries has historically qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Provision for income taxes	$(626)	$(1,127)	$501	(44)%	$(1,667)	$(1,541)	$(126)	8%

Our income tax provision in the three and six months ended June 30, 2016 and 2015 was primarily related to income taxes of our non-U.S. operations.

Liquidity and capital resources

At June 30, 2016, we had working capital of $155.9 million and total cash, cash equivalents and short-term investments of $110.9 million. Approximately 32% of our total cash, cash equivalents and short-term investments was held by our foreign entities, including approximately $30.2 million held in accounts by our subsidiaries in China and approximately $4.6 million held in accounts by our subsidiary in Japan. In addition, we had $2.6 million in restricted cash in accounts held by our subsidiaries in China as of June 30, 2016. Cash, cash equivalents, investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.

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

In the U.S., we have a bank credit agreement with Comerica Bank. Our credit agreement, as amended, with Comerica Bank, or the Comerica Bank Credit Facility, restricts our ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of its U.S. assets, other than intellectual property assets, and requires us to maintain certain financial covenants, including the maintenance of a modified EBITDA and certain liquidity covenants. As of June 30, 2016, our borrowing capacity under our Comerica Bank Credit Facility was $30.0 million, subject to covenant requirements. Amounts borrowed under the Comerica Bank Credit Facility are due on or before November 2, 2016 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of June 30, 2016, the rate on the LIBOR option was 3.22% and the outstanding balance was $23.8 million, which was repaid in July 2016.

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

Our subsidiary in China has two short-term line of credit facilities with two banking institutions. Under the short-term line of credit facility agreement renewed in June 2015, up to RMB 120.0 million ($18.1 million) could be used for short-term loans, which bore interest at varying rates, or up to approximately RMB 171.4 million ($25.8 million) could be used for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expired in June 2016 and was renewed in August 2016 and will expire in July 2019. Under our China subsidiary’s second short-term line of credit facility renewed in September 2015, up to RMB 133.0 million ($20.0 million) can be used for short-term loan or up to approximately RMB 190.0 million ($28.6 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expires in September 2016. In August 2016, our China subsidiary entered into a third line of credit facility, with a banking institution, that expires in July 2019. Under this line of credit, we can borrow up to RMB 30.0 million (approximately $4.5 million) for short-term loans, which bear interest at varying rates, or up to approximately RMB 42.9 million (approximately $6.5 million) for bank acceptance drafts (with a 30% compensating balance requirement). As of June 30, 2016 and December 31, 2015, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $8.6 million and $8.9 million, respectively. As of June 30, 2016 and December 31, 2015, the compensating balance for these bank acceptance drafts totaled $2.6 million and $2.7 million, respectively, and was classified as restricted cash on our condensed consolidated balance sheets.

On February 25, 2015, our subsidiary in Japan entered into certain loan agreements and related special agreements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500 million JPY ($4.2 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($8.4 million) (the “Term Loan B” and together with the Term Loan A, the “Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by our Japanese subsidiary in Japan. The full amount of each of the Mitsubishi Bank Loans was drawn on the closing date of February 25, 2015. Interest on the Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Mitsubishi Bank Loans, we paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.3 million).

The Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Mitsubishi Bank Loans also contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Mitsubishi Bank Loans also include customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, restraint on business, dissolution, bankruptcy, attachment and misrepresentations. In February 2015, we used a portion of the proceeds of the Mitsubishi Bank Loans to repay the then-outstanding outstanding principal and interest amount of approximately 710 million JPY ($6.0 million) under the loan from the acquisition of NeoPhotonics Semiconductor.

Our total outstanding balance under the Mitsubishi Bank Loans was 1.3 billion JPY (approximately $13.1 million), net of unamortized debt issuance costs of 25.8 million JPY (approximately $0.3 million), as of June 30, 2016 and $1.4 billion JPY (approximately $11.5 million), net of unamortized debt issuance costs of 30.1 million JPY (approximately $0.3 million), as of December 31, 2015.

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

Private placement transaction

In April 2012, we entered into a rights agreement with Rusnano, one of our principal stockholders. Under the rights agreement, we agreed to make a $30.0 million investment commitment, or the Investment Commitment, toward our Russian operations. The Investment Commitment can be partially satisfied by cash and/or non-cash investment inside or outside of Russia and/or by way of non-cash asset transfers.

In July 2015, we amended our rights agreement with Rusnano. The amendment to the rights agreement became effective on June 30, 2015 and provides for an updated investment plan for our Russian subsidiaries that includes a non-cash transfer of licensing rights to intellectual property, non-cash transfers of exiting equipment and commitments to complete the remaining milestones of approximately one-half of the overall investment through fiscal year 2019. It also provides that the maximum amount of penalties to be paid by us will not exceed $5.0 million in the aggregate, with the following penalties for failure to meet specified milestones and exit options at the end of the following years, subject to a 90-day cure period (“Cure Period”) following such years:

•

By December 31, 2015, if the actual cumulative investment and spending to our Russian subsidiaries was less than $13.0 million, or if we had not sold any products manufactured by its Russian subsidiary, or if we had not completed agreed-upon manufacturing milestones, then we would be subject to a $5.0 million penalty within 30 days after the end of the applicable Cure Period; if the cumulative investments and spending to our Russian subsidiaries were less than $15.4 million but more than $13.0 million by

December 31, 2015 and was not cured within the applicable Cure Period, we would be subject to a $1.5 million penalty within 30 days after the end of the applicable Cure Period. We fulfilled our investment commitment required by 2015 and had contributed over $15.4 million in cash and assets to our subsidiaries in Russia as of December 31, 2015. We also satisfied the requirement related to sale of products manufactured by our Russian subsidiary as of December 31, 2015. However, we were not in full compliance with the completion of agreed-upon manufacturing milestones as of December 31, 2015 (and as of the end of the Cure Period ended March 30, 2016) since certain required equipment was delivered but not fully installed and operational as of that date. We have remediated these issues and, in August 2016, entered into the second amendment to the Rights Agreement with Rusnano (the “Amended Rights Agreement”) to address this matter. The amendment extended the foregoing manufacturing deadlines to June 30, 2016 and confirmed that we had completed these milestones as of June 30, 2016. As a result, we will not be held liable for the $5.0 million penalty.

•

By December 31, 2016, if the actual cumulative investment and spending to our subsidiaries in Russia is less than $18.8 million, we will be subject to a $1.5 million penalty within 30 days after the end of the applicable Cure Period.

•

At the end of 2016, we will be subject to pay an exit fee of $3.5 million to Rusnano should we decide to cease the operations of our subsidiaries in Russia, provided that the cumulative investments and spending including the tangible asset transfers, other than intangible asset transfers which is limited to a maximum valuation of $5.7 million, exceed $10.0 million.

•

At the end of 2019, we will be subject to pay an exit fee of $2.0 million to Rusnano should we decide to cease the operations of our subsidiaries in Russia, if the cumulative investments and spending are less than $30.0 million.

In August 2016, we entered into a letter of agreement with Rusnano to agree to transfer a product line and incur expected costs of approximately $0.1 million by July 30, 2017.

Separately, on December 18, 2014, we entered into a Commitment to file a Registration Statement and Related Waiver of Registration Rights, whereby Rusnano waived certain registration rights in connection with a potential offering by us of shares of our common stock, and we committed to file with the SEC a resale registration statement on Form S-1 covering the resale of all shares of our common stock held by Rusnano, or the 2015 Registration Statement. We filed the 2015 Registration Statement on April 6, 2015 to register 4,972,905 shares of our common stock held by Rusnano. Rusnano also waived its demand registration rights under the original rights agreement and agreed to enter into a lock up agreement with us whereby it would agree not to sell any shares of our common stock, or engage in certain other transactions relating to our securities, for a period of 60 days from the filing date of the 2015 Registration Statement. Rusnano signed such lock up agreement with us on April 2, 2015. In connection with our public stock offering completed in the second quarter of 2015, or the 2015 Follow-On Offering, Rusnano entered into a separate lock up agreement with Needham & Company, LLC, the lead underwriter of the offering, whereby it agreed not to sell any shares of our common stock, or engage in certain other transactions relating to our securities, for a period of 180 days from May 21, 2015. Such lock up agreement expired in November 2015. We do not receive any proceeds from any sales of our common stock held by Rusnano.

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended June 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$23,178	$15,122
Net cash (used in) provided by investing activities	(19,682)	3,475
Net cash provided by financing activities	2,948	30,666
Effect of exchange rates on cash and cash equivalents	(56)	(163)
Net (decrease) increase in cash and cash equivalents	$6,388	$49,100

Operating activities

Net cash provided by operating activities was $23.2 million in the six months ended June 30, 2016, compared to $15.1 million provided by operating activities in the same 2015 period. The increase was primarily attributable to a $14.4 million increase in cash flows from inventories primarily due to increases in shipments driven by customer demand, a $10.6 million increase in cash flows related to accounts payable due to timing of payments and a $3.1 million increase in in net income, partially offset by a $10.8 million decrease in cash flows from accounts receivable primarily driven by timing of billings and collections in the 2016 period, a $5.3 million decrease in cash flows related to accrued and other liabilities primarily due to variable compensation payments in the 2016 period and a $3.5 million decrease in cash flows from prepaid and other assets primarily due to a reduction in prepaid taxes in the 2015 period that did not recur in 2016.

Investing activities

Net cash used in investing activities was $19.7 million in the six months ended June 30, 2016, compared to a $3.5 million provided by investing activities in the same 2015 period. Cash used increased primarily attributable to a $47.4 million increase in marketable securities purchases, a $9.0 million increase as a result of a reduction in restricted cash in the 2015 period as a result of the modification of our credit agreement with the Comerica Bank and a $9.0 million increase in property, plant and equipment purchases to meet our product demand, partially offset by a $34.7 million increase in proceeds from sales of marketable securities and a $7.6 million increase in proceeds from maturities of marketable securities.

Financing activities

Net cash provided by financing activities was $2.9 million in the six months ended June 30, 2016, compared to $30.7 million provided by financing activities in the same 2015 period. The decrease was largely due to a $46.3 million net proceeds from our public stock offering completed in the 2015 period and a $2.4 million decrease in proceeds from issuance of notes payable, partially offset by a $14.8 million increase in proceeds from bank borrowings, a $2.5 million increase in proceeds from stock option exercises and issuance of stock under our employee stock purchase plan driven by higher stock price of our common stock, a $2.5 million reduction in repayment of notes payable and a $1.0 million reduction in repayment of bank borrowings in the 2016 period, compared to the same period in the prior year.

Contractual obligations and commitments

As of June 30, 2016, our principle commitments consisted of obligations under operating leases, purchase commitments, debt and other contractual obligations. There have been no significant changes to these obligations during the six months ended June 30, 2016 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-balance sheet arrangements

During the six months ended June 30, 2016, we did not have any significant off-balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our business

*If spending for communications networks does not continue to grow as expected, our business and financial results may suffer.

Our future success as a provider of modules and subsystems to leading network equipment vendors depends on their continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including cloud services, mobile video and data services, wireless 4G/LTE and 5G services, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless devices that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high-speed communications networks and the ability of network equipment vendors and carrier datacenter operators to fulfill this demand. We cannot be certain that demand for bandwidth-intensive content will continue to grow in the future. If expectations for growth of communications networks and bandwidth consumption are not realized and investment in communications networks does not grow as anticipated, our business could be harmed.

*We are dependent on Huawei Technologies Co., Ltd. and their affiliate HiSilicon Technologies Co., Ltd., Ciena, Nokia Corporation and our other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from any of our key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In the six months ended June 30, 2016, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (collectively “Huawei”), and Ciena Corporation accounted for approximately 49% and 16% of our revenue, respectively, and our top ten customers represented 91% of our revenue. In the year ended December 31, 2015, Huawei and Ciena Corporation accounted for approximately 44% and 21% of our revenue, respectively, and our top ten customers represented 91% of our revenue. In the year ended December 31, 2014, Huawei, Ciena Corporation, and Nokia Corporation accounted for 38%, 15% and 10% of our revenue, respectively, and our top ten customers represented 88% of our revenue. As a result, the loss of, or a significant reduction in orders from these major customers or any of our other key customers would materially and adversely affect our revenue and results of operations. Adverse events affecting our customers could also adversely affect our revenue and results of operations.

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

We make planning and spending decisions based on our estimates of customer requirements. The short-term nature of commitments by many of our customers, and the possibility of unexpected changes in demand for their products, reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, necessitate higher or more restrictive procurement commitments, increase our manufacturing yield loss and scrapping of excess materials, result in delayed shipments and/or reduce our gross margins. We may not have sufficient capacity at any given time to meet the volume demands of our customers, and we may have difficulty expanding our manufacturing operations on a timely basis to meet increasing customer demand. Additionally, one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Conversely, a downturn in the markets in which our customers compete can cause, and in the past have caused, our customers to significantly reduce or delay the amount of products ordered from us or to cancel existing orders, leading to lower utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand due to market downturns or other reasons would have a material adverse effect on our gross margin, operating income and cash flow.

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

We have a history of losses and we may incur additional losses in future periods. As of June 30, 2016, our accumulated deficit was $293.5 million. We also expect to continue to make significant expenditures related to the ongoing operation and development of our business. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations.

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited. In addition, a significant portion of our cash, cash equivalents and restricted cash is held by our subsidiaries outside of the U.S. and we may not be able to repatriate off-shore cash to the U.S. without taxes that may be substantial. Furthermore, in the event adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, results of operations, and cash flows may be materially and adversely affected.

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

*We may be exposed to costs or losses from product lines that we intend to discontinue, including certain of our laser and PON products.

In August 2016, we announced our intention to discontinue sales of certain of our lower-margin laser and PON products within a year of August 2016. These products have been declining in revenue and have lower gross margins than our other higher speed products. We may incur additional costs in connection with the sale or discontinuation of these products, and our revenues and net income could be negatively affected, particularly in the short term, in connection with the discontinuation of sales of these products.  It is also possible that we could incur continued costs or liabilities after discontinuation of sales is completed, which could have a material adverse effect on our financial condition or operating results.

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

In addition, in connection with the private placement transaction, we entered into a rights agreement with Rusnano. Pursuant to the rights agreement, we have agreed to make a $30.0 million investment towards our Russian operations. We are currently required to satisfy this total investment commitment over a period from 2012 to 2019. Pursuant to the rights agreement, failure to perform our investment commitments for specific years within this time period may result in an obligation to pay damages to Rusnano, up to a maximum amount of penalties and exit fee of $5.0 million. Although we met our investment commitment for 2015, certain required equipment was delivered but not fully installed and operational as of the required date to fulfill certain manufacturing milestones under the rights agreement. We remediated these issues and, in August 2016, entered into the second amendment to the rights agreement with Rusnano (the “Amended Rights Agreement”) to address this matter. The amendment extended the foregoing manufacturing deadlines to June 30, 2016 and confirmed that we had completed these milestones as of June 30, 2016. However, if we are unable to fulfill our remaining milestones for 2016-2019 as set forth in the Amended Rights Agreement and Rusnano seeks to enforce the penalty provision, it is possible that we could be forced to pay Rusnano penalty and/or exit fees of up to $3.5 million. In addition, we have entered into a letter of agreement with Rusnano to agree to transfer a product line and incur expected costs of approximately $0.1 million by July 30, 2017.

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

For example, the JPY appreciated by 15% against the U.S. dollar in the six months ended June 30, 2016. In addition, the People’s Bank of China regularly intervenes in the foreign exchange market to manage fluctuations in RMB exchange rates and achieve policy goals. In the year ended December 31, 2015, the Chinese government had allowed the RMB to devalue against the U.S. dollar by approximately 6%. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. There remains significant international pressure on the Chinese government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar.

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

We also transact in other currencies that have had historical volatility, including the Russian Rubles (RUB). Fluctuations in the exchange rates of these currencies may cause us to recognize additional transaction gains or losses which could impact our results of operations. While the RUB strengthened against the U.S. dollar by 13% in the six months ended June 30, 2016, the related impact on our operating results has been immaterial. However, as we expect to expand our Russian operations, our risk associated with fluctuation of the RUB against the U.S. dollar could increase in the future.

Effective July 1, 2016, we have entered into hedging transactions to reduce the short-term impact of foreign currency fluctuations. However, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure. In addition, our currency exchange variations may be magnified by Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency.

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

*Risks related to our operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue in the six months ended June 30, 2016 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 31% as of June 30, 2016, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

*Our cost advantage from having our manufacturing and part of our research and development in China may diminish over time due to increasing labor costs, which could materially and adversely affect our operating results.

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has experienced higher costs due to increased wages. We were required to pay additional employee benefits taxes beginning in late 2010 and were subject to increases in the minimum wage in each year from 2011 to 2016. We expect that we will be subject to further increases in personnel costs and taxes in the future due to market conditions and/or government mandates. If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

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

The EIT Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax on their worldwide income. Under the implementation regulations for the EIT Law issued by the State Council, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. If we are deemed to be a resident enterprise for Chinese tax purposes, we will be subject to Chinese tax on our worldwide income at the 25% uniform tax rate, which could have an impact on our effective tax rate and an adverse effect on our net income, however, dividends paid to us by our Chinese subsidiaries may not be subject to withholding if we are deemed to be a resident enterprise.

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

ITEM  2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.OTHER INFORMATION

Retention Agreements with Certain Named Executive Officers.

We entered into retention agreements, with an effective date of August 5, 2016, providing for updated severance and change in control benefits with all five of our named executive officers: Timothy S. Jenks, our President and Chief Executive Officer, Clyde R. Wallin, our Chief Financial Officer and Senior Vice President; Benjamin L. Sitler, our Senior Vice President of Global Sales; Dr. Chi Yue (“Raymond”) Cheung, our Senior Vice President and Chief Operating Officer; and Dr. Wupen Yuen, our Senior Vice President and General Manager.

We entered into these arrangements after a review of existing arrangements by the compensation committee of our board of directors, with the committee taking into account market assessment data prepared by the committee’s independent compensation consultant.  Each retention agreement amends and supersedes the prior severance rights agreement with each such named executive officer.

The descriptions of the retention agreements provided below are qualified in their entirety by reference to the actual agreements, which are filed as exhibits to this Quarterly Report on Form 10-Q.

Involuntary termination generally.  The retention agreements with each of our named executive officers provide for the following severance benefits on a termination without “cause” (excluding death or disability) or a voluntary resignation for “good reason” (each as defined in the retention agreement and as summarized below, and collectively referred to below as an “involuntary termination”):

•	a lump sum severance payment equal to the sum of:
o	a percentage of his base salary, which is 200% in the case of Mr. Jenks, Dr. Cheung and Dr. Yuen, and 100% in the case of Mr. Wallin and Mr. Sitler;
o	in the case of Mr. Jenks, 100% of his target annual bonus; and
o

a cash payment equal to $144,000 in the case of Mr. Jenks, Dr. Cheung and Dr. Yuen, and $72,000 in the case of Mr. Wallin and Mr. Sitler, which is intended to assist in the payment of (but not required for be used for) continued health insurance; and

•	18 month’s worth of any then-unvested accelerated vesting of compensatory equity awards providing for time-based vesting (but no waiver of any performance-based criteria, except for Mr. Jenks).

Involuntary termination on or following a change in control. The retention agreements also provide that upon an involuntary termination on or within 12 months following a “change in control” as described below, the named executive officers would receive the following severance benefits:

•	a lump sum severance payment equal to the sum of:
o	a percentage of his base salary, which is 200% in the case of Mr. Jenks, Dr. Cheung and Dr. Yuen, and 150% in the case of Mr. Wallin and Mr. Sitler;
o	a percentage of his target annual bonus, which is 200% in the case of Mr. Jenks, Dr. Cheung and Dr. Yuen, and 100% in the case of Mr. Wallin and Mr. Sitler; and
o

a cash payment equal to $144,000 in the case of Mr. Jenks, Dr. Cheung and Dr. Yuen, and $72,000 in the case of Mr. Wallin and Mr. Sitler, which is intended to assist in the payment of (but not required for be used for) continued health insurance; and

•	100% accelerated vesting of then-unvested compensatory equity awards providing for time-based vesting (but no waiver of any performance-based criteria, except for Mr. Jenks).

The retention agreement with Mr. Jenks also provides that if he is involuntarily terminated prior to a change in control and he can reasonably demonstrate to our board’s satisfaction that such termination was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a change in control, then he will be entitled to the greater amount of severance benefits payable on an involuntary termination following a change in control.

Accelerated vesting if no assumption of equity awards in a change in control.  The retention agreements also provide that in the event of a change in control in which the acquirer does not assume outstanding and unvested equity awards, then the vesting of all then-unvested equity awards held by the named executive officer will accelerate as to the number of shares that would have vested in the ordinary course of business subject to continued service with us over the 18 month period following the closing of the change in control transaction.  This acceleration is in lieu of any automatic accelerated vesting provision triggered solely on the closing of a change in control transaction contained in our equity incentive plans.

Certain death benefits.  The retention agreements also provide for a supplemental cash payment, in addition to any death benefits payable under our life insurance policies, in the event that such named executive officer’s employment terminates due to his death while he is outside of his country of residence (for any reason), if necessary, so that the named executive officer’s estate or beneficiaries receive total death benefits equal to 200% of his then-current annual base salary.

Conditions to payment.  A named executive officer is required to execute a general waiver and release of all employment related obligations and claims against us as a condition to receiving any benefits under his retention agreement.  The retention agreements do not obligate a named executive officer to mitigate losses by seeking other employment or otherwise, and the benefits under these agreements will not be reduced by compensation earned through employment by another employer.  In addition, Dr. Cheung’s retention agreement clarifies that if he is entitled to receive severance benefits under applicable law, any cash severance benefits otherwise payable under his retention agreement will be reduced by the amounts legally required to be paid to him under applicable law.  Any benefits that are otherwise payable under the retention agreements that are deemed to be so-called “parachute payments” subject to Sections 280G and 4999 of the Internal Revenue Code are also subject to potential cutback in the manner provided in our 2010 Equity Incentive Plan if the named executive officer would be better off on an after tax basis following such cutback.

Definitions.  For purposes of the retention agreements entered into with our named executive officers, the following definitions apply:

We will be deemed to have “cause” to terminate a named executive officer upon any of the following events: (i) any act of personal dishonesty taken by the named executive officer in connection with his responsibilities as an employee and intended to result in substantial personal enrichment of the named executive officer; (ii) the conviction of a felony; (iii) a willful act by the named executive officer that constitutes gross misconduct and which materially injures us; and (iv) following delivery to the named executive officer of a written demand for performance from us, which describes the basis for our belief that the named executive officer has not substantially performed his duties, continued violations by him of his obligations to us that are demonstrably willful and deliberate on the named executive officer’s part.

A “change in control” will be deemed to occur under these retention agreements in the event of any of the following events: (i) any person becomes the beneficial owner, directly or indirectly, of our securities representing 50% or more of the total voting power represented by our then-outstanding voting securities, excluding sales of stock by the Company or in connection with certain financing transactions; (ii) the consummation of the sale or disposition of all or substantially all of our consolidated assets; (iii) the consummation of a merger or consolidation with any other entity, other than a merger, consolidation or similar transaction that would result in our stockholders immediately prior thereto continuing to own voting securities representing at least 60% of the total voting power of such surviving entity (or its parent) outstanding immediately after such transaction; or (iv) certain changes affecting the majority of the directors of our board of directors.

A termination by us will be deemed to be due to “disability” if the named executive officer has been unable to perform his duties as the result of his incapacity due to physical or mental illness, and such inability, at least 26 weeks after its commencement, is determined to be total and permanent by a physician selected by us or our insurers and acceptable to the named executive officer or his legal representative.

A named executive officer will have “good reason” to resign following the occurrence (without the named executive officer’s written consent) of any of the following events: (i) a material reduction or other material adverse change in the named executive officer’s job duties, responsibilities, authority or requirements, including the removal of such job duties, responsibilities, authority or requirements; (ii) a material reduction of the named executive officer’s annual base compensation (or target annual bonus in the case of Mr. Jenks); (iii) our requiring the named executive officer to move his primary work location to a location that increases his one-way commute by more than 50 miles (25 miles in the case of Mr. Jenks); or (iv) our failure to obtain the assumption, in all material respects, of the retention agreement by any of our successors; provided that the named executive officer must provide written notice to us of the existence of one of these conditions within 60 days after its initial existence, we fail to reasonably correct such event within 30 days, and he voluntarily resigns from all positions he holds within 30 days following the end of our 30-day cure period.  The retention agreement with Mr. Jenks also provides that he will have good reason to resign following any change which requires him to report to anyone other than our board, the board of directors of any successor company, or the board of directors of any parent company if we become a wholly-owned subsidiary of another company following a change in control.

ITEM 6.EXHIBITS

See Index to Exhibits at the end of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date:	August 8, 2016	By:	/S/ CLYDE RAYMOND WALLIN
Clyde Raymond Wallin
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	May 17, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010
4.3	Warrant to Purchase Common Stock by and between NeoPhotonics Corporation and Comerica Bank, dated December 20, 2007.	Form S-1	333-166096	4.3	April 15, 2010
4.4	Commitment to File Registration Statement and Related Waiver of Registration Rights by and between NeoPhotonics Corporation and Open Join Stock Company “RUSNANO” dated as of December 18, 2014.	Form S-1	333-201180	4.4	December 19, 2014

10.1+	2016 Executive Officer Bonus Program.	Form 10-Q	001-35061	10.1	May 10, 2016

10.2+	Retention Agreement by and between the Company and Timothy S. Jenks, dated August 5, 2016.					X
10.3+	Retention Agreement by and between the Company and Dr. Chi Yue (“Raymond”) Cheung, dated August 5, 2016.					X
10.4+	Retention Agreement by and between the Company and Clyde R. Wallin, dated August 5, 2016.					X
10.5+	Retention Agreement by and between the Company and Benjamin L. Sitler, dated August 5, 2016.					X
10.6+	Retention Agreement by and between the Company and Dr. Wupen Yuen, dated August 5, 2016.					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+ Management compensatory plan or arrangement.