Form 10-Q
period 2016-09-30
NEOPHOTONICS CORP
filed 2016-11-08
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were approximately 42,324,000 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	September 30,	December 31,
(In thousands, except par data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$71,625	$76,088
Short-term investments	28,470	23,294
Restricted cash	2,813	2,660
Accounts receivable, net of allowance for doubtful accounts	95,677	83,161
Inventories	60,219	65,602
Prepaid expenses and other current assets	14,932	12,393
Total current assets	273,736	263,198
Property, plant and equipment, net	95,846	62,618
Purchased intangible assets, net	6,217	9,852
Goodwill	1,115	1,115
Other long-term assets	7,672	5,095
Total assets	$384,586	$341,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,341	$50,620
Notes payable and short-term borrowing	31,508	32,657
Current portion of long-term debt	908	760
Accrued and other current liabilities	28,184	27,950
Total current liabilities	136,941	111,987
Long-term debt, net of current portion	12,116	10,759
Other noncurrent liabilities	9,044	7,476
Total liabilities	158,101	130,222
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
At September 30, 2016, 42,315 shares issued and outstanding; at December 31, 2015, 40,986 shares issued and outstanding	106	102
Additional paid-in capital	528,451	511,750
Accumulated other comprehensive loss	(1,398)	(1,723)
Accumulated deficit	(300,674)	(298,473)
Total stockholders’ equity	226,485	211,656
Total liabilities and stockholders’ equity	$384,586	$341,878

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Revenue	$103,312	$83,560	$301,586	$250,316
Cost of goods sold	75,863	59,788	215,486	176,345
Gross profit	27,449	23,772	86,100	73,971
Operating expenses:
Research and development	17,474	10,763	42,206	32,702
Sales and marketing	5,936	3,789	13,674	11,439
General and administrative	9,822	7,384	26,747	22,999
Amortization of purchased intangible assets	462	447	1,375	1,344
Acquisition-related costs	148	180	923	467
Restructuring charges	—	18	—	44
Asset impairment charges	—	368	—	368
Total operating expenses	33,842	22,949	84,925	69,363
Income (loss) from operations	(6,393)	823	1,175	4,608
Interest income	95	31	227	84
Interest expense	(103)	(171)	(304)	(1,133)
Other income (expense), net	18	1,852	(828)	2,408
Total interest and other income (expense), net	10	1,712	(905)	1,359
Income (loss) before income taxes	(6,383)	2,535	270	5,967
Provision for income taxes	(804)	(1,157)	(2,471)	(2,698)
Net income (loss)	$(7,187)	$1,378	$(2,201)	$3,269

Basic net income (loss) per share	$(0.17)	$0.03	$(0.05)	$0.09
Diluted net income (loss) per share	$(0.17)	$0.03	$(0.05)	$0.09
Weighted average shares used to compute basic net income (loss) per share	42,038	40,367	41,589	36,303
Weighted average shares used to compute diluted net income (loss) per share	42,038	42,217	41,589	37,537

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net income (loss)	$(7,187)	$1,378	$(2,201)	$3,269
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(22)	(4,687)	292	(4,098)
Unrealized gains (losses) on available-for-sale securities, net of zero tax	—	(1)	33	(5)
Total other comprehensive income (loss)	(22)	(4,688)	325	(4,103)
Comprehensive loss	$(7,209)	$(3,310)	$(1,876)	$(834)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
Cash flows from operating activities
Net income (loss)	$(2,201)	$3,269
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,921	17,511
Stock-based compensation expense	14,445	5,418
Deferred taxes	(1,162)	719
Investment, debt and other related amortization	125	248
Gain on disposal of property and equipment	(18)	(22)
Asset impairment charges	—	368
Adjustment to fair value of penalty payment derivative	—	(141)
Allowance for doubtful accounts	(415)	628
Write-down of inventories	1,995	3,556
Foreign currency remeasurement and other, net	(556)	(1,867)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,169)	8,035
Inventories	4,518	(16,971)
Prepaid expenses and other assets	(3,439)	1,962
Accounts payable	12,610	(1,718)
Accrued and other liabilities	(3,937)	117
Net cash provided by operating activities	26,717	21,112
Cash flows from investing activities
Purchase of property, plant and equipment	(29,962)	(11,051)
Proceeds from sale of property, plant and equipment and other assets	139	200
Purchase of marketable securities	(69,520)	(28,936)
Proceeds from sale of marketable securities	48,979	12,938
Proceeds from maturity of securities	15,373	1,000
Change in restricted cash	(226)	9,784
Net cash used in investing activities	(35,217)	(16,065)
Cash flows from financing activities
Proceeds from (payments for) public stock offering, net of offering costs	(25)	45,646
Proceeds from exercise of stock options and issuance of stock under ESPP	5,083	1,186
Tax withholding on restricted stock units	(570)	(688)
Proceeds from bank loans	71,400	56,512
Repayment of bank and acquisition-related loans	(72,090)	(70,162)
Proceeds from issuance of notes payable	13,144	16,999
Repayment of notes payable	(14,069)	(20,072)
Proceeds from government grants	608	—
Net cash provided by financing activities	3,481	29,421
Effect of exchange rates on cash and cash equivalents	556	(253)
Net increase (decrease) in cash and cash equivalents	(4,463)	34,215
Cash and cash equivalents at the beginning of the period	76,088	43,035
Cash and cash equivalents at the end of the period	$71,625	$77,250
Supplemental disclosure of noncash investing and financing activities:
Changes in unpaid property, plant and equipment	$(12,494)	$(768)
Modification of bank loan with Comerica	$—	$15,786
Issuance of note to seller of acquired business	$—	$15,482
Transfer of restricted investments to short-term investments	$—	$8,296
Unpaid deferred offering costs	$76	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 1. Basis of presentation and significant accounting policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.

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

Reclassification

Reclassification has been made to combine deferred income tax liabilities amount into other noncurrent liabilities in the prior year to conform to the current year’s presentation.

Concentration

In the three months ended September 30, 2016, Huawei Technologies Co. Ltd. and their affiliate HiSilicon Technologies (together with Huawei Technologies Co. Ltd., “Huawei”) and Ciena Corporation (“Ciena”) accounted for approximately 48% and 15% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 91% of the Company’s total revenue.  In the three months ended September 30, 2015, Huawei and Ciena accounted for approximately 41% and 26% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 92% of the Company’s total revenue. In the nine months ended September 30, 2016, Huawei and Ciena each accounted for approximately 49% and 15% of the Company’s total revenue, respectively, and the top ten customers represented approximately 91% of its total revenue.  In the nine months ended September 30, 2015, Huawei and Ciena accounted for approximately 40% and 24% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 91% of its total revenue.

As of September 30, 2016 and December 31, 2015, one customer accounted for approximately 45% and 59%, respectively, of the Company’s total accounts receivable.

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

Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies in the three and nine months ended September 30, 2016, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2015.

Recent accounting pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). Under ASU 2016-16, the transferring (selling) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The resulting deferred tax asset or deferred tax liability is measured by (1) computing the difference between the tax basis of the asset in the buyer’s jurisdiction and its financial reporting carrying value in the consolidated financial statements and (2) multiplying such difference by the enacted tax rate in the buyer’s jurisdiction. ASU 2016-16 is effective for the Company’s interim and annual periods beginning after December 15, 2017 and should be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. Early adoption is permitted for the beginning of a fiscal year. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the Company’s annual and interim reporting periods beginning after December 15, 2017 and must be applied retrospectively to all periods presented or prospectively from the earliest data practicable if retrospective application is impracticable. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends existing guidance on the impairment of financial assets and adds an impairment model that is based on expected losses rather than incurred losses. Under this guidance, an entity recognizes as an allowance its estimate of expected credit losses for its financial assets. An entity will apply this guidance through a cumulative-effect adjustment to retained earnings upon adoption (a modified-retrospective approach) while a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. ASU 2016-13 is effective for the Company’s annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Note 2. Net income (loss) per share

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(7,187)	$1,378	$(2,201)	$3,269
Denominator:
Weighted average shares used to compute per share amount:
Basic	42,038	40,367	41,589	36,303
Dilutive effect of equity awards	-	1,850	-	1,234
Diluted	42,038	42,217	41,589	37,537

Basic net income (loss) per share	$(0.17)	$0.03	$(0.05)	$0.09
Diluted net income (loss) per share	$(0.17)	$0.03	$(0.05)	$0.09

The Company has excluded the impact of the following employee stock options, restricted stock units and shares expected to be issued under its employee stock purchase plan from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Employee stock options	4,344	1,256	4,344	1,670
Restricted stock units	2,044	26	2,044	26
Employee stock purchase plan	151	—	151	—
	6,539	1,282	6,539	1,696

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3. Cash, cash equivalents, short-term investments, and restricted cash

The following table summarizes the Company’s cash, cash equivalents, short-term investments, and restricted cash at September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$47,666	$29,133
Cash equivalents	23,959	46,955
Cash and cash equivalents	$71,625	$76,088
Short-term investments	$28,470	$23,294
Restricted cash	$2,813	$2,660

The following table summarizes the Company’s unrealized gains and losses related to its cash equivalents and short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of September 30, 2016				As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market accounts	$23,959	$—	$—	$23,959	$46,955	$—	$—	$46,955
Money market funds	4,703	—	—	4,703	11,318	—	—	11,318
Corporate bonds	7,810	4	(3)	7,811	5,694	—	(18)	5,676
Government-sponsored enterprise obligations	4,292	1	(1)	4,292	3,290	—	(6)	3,284
Commercial paper	6,285	—	—	6,285	1,398	—	—	1,398
U.S. government securities	4,755	2	—	4,757	1,000	—	(3)	997
Sovereign government bonds	621	1	—	622	623	—	(2)	621
Total	$52,425	$8	$(4)	$52,429	$70,278	$—	$(29)	$70,249
Reported as:
Cash equivalents	$23,959	$—	$—	$23,959	$46,955	$—	$—	$46,955
Short-term investments	28,466	8	(4)	28,470	23,323	—	(29)	23,294
Total	$52,425	$8	$(4)	$52,429	$70,278	$—	$(29)	$70,249

As of September 30, 2016 and December 31, 2015, maturities of marketable securities were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Less than 1 year	$46,645	$66,974
Due in 1 to 2 years	5,784	3,275
Due after 5 years	—	—
Total	$52,429	$70,249

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Realized gains and losses on the sale of marketable securities during the three and nine months ended September 30, 2016 and 2015 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three and nine months ended September 30, 2016 or 2015. As of September 30, 2016 and December 31, 2015, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 4.  Fair value disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2016						As of December 31, 2015
	Level 1	Level 2		Level 3	Total		Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments:
Money market funds	$4,703		$—	$—		$4,703	$11,318	$—	$—	$11,318
U.S. government securities	4,757		—	—		4,757	997	—	—	997
Money market accounts	—		23,959	—		23,959	—	46,955	—	46,955
Corporate bonds	—		7,811	—		7,811	—	5,676	—	5,676
Government-sponsored enterprise obligations	—		4,292	—		4,292	—	3,284	—	3,284
Commercial papers	—		6,285	—		6,285	—	1,398	—	1,398
Sovereign government bonds	—		622	—		622	—	621	—	621
Variable rate demand notes	—		—	—		—	—	—	—	—
Total	$9,460		$42,969	$—		$52,429	$12,315	$57,934	$—	$70,249

Foreign currency forward contracts	$—	$	*	$—	$	*	$—	$—	$—	$—
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$599		$—	$—		$599	$435	$—	$—	$435

*Fair values of the foreign currency forward contracts were immaterial as of September 30, 2016.

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees.  The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan.  A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at September 30, 2016.  The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.

Effective July 1, 2016, the Company has established a hedging program using forward exchange contracts as economic hedges, to protect against volatility of foreign exchange rate exposure when it is deemed economical to do so, based on a cost-benefit analysis that considers the magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instrument. The forward contracts are not designated for hedge accounting.

Under the hedging program, the Company enters into monthly forward exchange contracts, that have average maturities of one month, to offset the effects of exchange rate exposures for its net intercompany activities denominated in Japanese Yen, or JPY, and Chinese Renminbi, or RMB, by buying and selling foreign currencies in the future at fixed

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

exchange rates, to offset the consequences of changes in foreign exchange on the balance sheet. If the U.S. dollar strengthens relative to the currency of the hedged assets, the increase in the fair value of the forward contracts offsets the decrease in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the decrease in the fair value of the forward contracts offsets the increase in the value of the anticipated foreign currency cash flows. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the re-measured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. The net effect of fair value changes is reported in other (income) expense, net. As of September 30, 2016, the fair values of the Company’s foreign currency forward contracts were immaterial due to the short-term nature of the contracts, which generally expire at each quarter-end. The total notional value of our foreign currency exchange contracts as of September 30, 2016 were approximately $39.2 million and $2.4 million for RMB and JPY, respectively.

The following table presents the Company's liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2016				As of December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Penalty payment derivative (Note 10)	$—	$—	$389	$389	$—	$—	$389	$389

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2016. In the year ended December 31, 2015, the Company wrote off $0.2 million of property, plant and equipment and $0.2 million of held-for-sale assets. These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the period. To arrive at the valuation of these assets, the Company considered the discounted cash flows to determine fair value using best estimates and unobservable inputs (Level 3).

Assets and Liabilities Not Measured at Fair Value

The carrying values of accounts receivable, accounts payable, notes payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.

The fair values of the Company’s long-term debt have been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of liabilities with a similar maturity and discounting the cash flows at that rate which it considers to be a level 2 fair value measurement. The fair values, which approximate the carrying value of the long-term debt, do not necessarily give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.

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

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

As of September 30, 2016 and December 31, 2015, goodwill was $1.1 million, which represented the excess of the purchase price over the aggregate net estimated fair values of the assets acquired and liabilities assumed in the acquisition.

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

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation for the three and nine months ended September 30, 2016 and 2015 as though the companies had been combined as of the beginning of 2014. In the three months ended September 30, 2016 and 2015, revenue related to products acquired from EMCORE was $20.2 million and $13.2 million, respectively.  In the nine months ended September 30, 2016 and 2015, revenue related to products acquired from EMCORE was $58.3 million and $39.5 million, respectively. The following table reflects the actual results for the 2016 periods and the pro forma financial information for the 2015 periods and includes adjustments related to zero transaction costs in the three months ended September 30, 2016 and 2015 and zero and $0.3 million transactions costs, respectively, in the nine months ended September 30, 2016 and 2015, as well as immaterial employee expense during the 2015 periods. There were no sales between the business acquired from EMCORE and the Company in the three and nine months ended September 30, 2016 and 2015.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$103,312	$83,560	$301,586	$250,316
Net income (loss)	$(7,187)	$1,404	$(2,201)	$3,689
Basic net income (loss) per share	$(0.17)	$0.03	$(0.05)	$0.10
Diluted net income (loss) per share	$(0.17)	$0.03	$(0.05)	$0.10

EigenLight Corporation

In November 2015, the Company closed an acquisition of the business and products of EigenLight Corporation for cash consideration of $0.4 million in an asset transaction. The Company accounted for this as a business combination and the majority of the purchase price was allocated to inventory and property, plant and equipment.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable	$93,967	$82,235
Trade notes receivable	2,102	1,769
Allowance for doubtful accounts	(392)	(843)
	$95,677	$83,161

Inventories, net

Inventories, net consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$22,189	$23,793
Work in process	17,918	12,165
Finished goods(1)	20,112	29,644
	$60,219	$65,602

(1)	Finished goods inventory at customer vendor managed inventory locations was $7.7 million and $14.2 million as of September 30, 2016 and December 31, 2015, respectively.

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Technology and patents	$37,387	$(33,463)	$3,924	$37,430	$(31,061)	$6,369
Customer relationships	15,391	(14,054)	1,337	15,101	(12,623)	2,478
Leasehold interest	1,277	(321)	956	1,312	(307)	1,005
	$54,055	$(47,838)	$6,217	$53,843	$(43,991)	$9,852

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of goods sold	$853	$836	$2,542	$2,512
Operating expenses	462	447	1,375	1,344
Total	$1,315	$1,283	$3,917	$3,856

The estimated future amortization expense of purchased intangible assets as of September 30, 2016, is as follows (in thousands):

2016 (remaining three months)	$566
2017	1,432
2018	1,226
2019	811
2020	688
Thereafter	1,494
$6,217

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Employee-related	$18,290	$17,420
Income and other taxes payable	4,188	3,720
Accrued warranty	685	1,175
Penalty payment derivative	389	389
Other accrued expenses	4,632	5,246
	$28,184	$27,950

Warranty Accrual

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning balance	$669	$1,254	$1,175	$1,751
Warranty accruals	126	90	25	(85)
Settlements	(110)	(184)	(515)	(506)
Ending balance	$685	$1,160	$685	$1,160

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Pension and other employee-related	$6,071	$5,036
Deferred income tax liabilities	40	88
Other	2,933	2,352
	$9,044	$7,476

Note 7. Restructuring

In 2014, the Company initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus on its strategy execution, optimize its structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions primarily in the U.S. and in China. The remaining restructuring liability was paid through October 2015. There were no  restructuring charges recorded in the three and nine months ended September 30, 2016. There were no restructuring liabilities as of September 30, 2016 or December 31, 2015.

Note 8. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	September 30, 2016		December 31, 2015
	Carrying	Interest	Carrying	Interest
	Amount	Rate	Amount	Rate
Notes payable	$7,708	—	$8,857	—
Bank borrowings-Comerica Bank	23,800	3.28%	23,800	2.99%
Total notes payable and short-term borrowing	$31,508		$32,657
Long-term debt, current and non-current:
Bank borrowings-Mitsubishi Bank	$13,258	1.43%	$11,769	1.53%
Total long-term debt, current and non-current	$13,258		$11,769
Unaccreted discount within current portion of long-term debt	(80)		(71)
Unaccreted discount within long-term debt, net of current portion	(154)		(179)
Total long-term debt, net of unaccreted discount	$13,024		$11,519

Reported as:
Current portion of long-term debt	$908		$760
Long-term debt, net of current portion	12,116		10,759
Total long-term debt, net of unaccreted discount	$13,024		$11,519

Notes payable

The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled.

In July 2016, the Company’s China subsidiary renewed its short-term line of credit facility with a banking institution that expired in June 2016. Under the agreement, the Company could borrow up to RMB 120.0 million ($18.0 million) for short-term loans, which bear interest at varying rates, or up to approximately RMB 171.4 million ($25.8 million) for bank acceptance drafts (with a 30% compensating balance requirement). This short-term line of credit facility was renewed in August 2016 and will expire in July 2019. In September 2015, the Company’s China subsidiary renewed its second short-term line of credit facility with a banking institution, under which the Company can borrow up to RMB 133.0 million ($19.9 million) for short-term loan, which bore interest at varying rates, or up to approximately RMB 190.0 million ($28.5 million) for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expired on September 30, 2016 and was renewed in October 2016. Under the renewed credit line, which will expire in September 2017, the Company can borrow up to RMB 266.0 million (approximately $39.9 million) for short-term loans at varying interest rates or up to approximately RMB 380.0 million (approximately $57.0 million) for bank acceptance drafts (with a 30% compensating balance requirement).

In August 2016, the Company’s China subsidiary entered into a third line of credit facility with a banking institution that expires in July 2019. Under this line of credit, the Company can borrow up to RMB 30.0 million ($4.5 million) for short-term loans, which bear interest at varying rates, or up to approximately RMB 42.9 million ($6.4 million) for bank acceptance drafts (with a 30% compensating balance requirement).

Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had an outstanding balance of $7.7 million and $8.9 million as of September 30, 2016 and December 31, 2015, respectively. In addition to the outstanding notes payable, two letters of credit totaling $1.3 million to its suppliers were issued in August 2016 and September 2016 for future equipment purchases that are expected to be delivered by December 2016. These letters of credit require a 30% compensating balance requirement.

As of September 30, 2016 and December 31, 2015, compensating balances relating to these bank acceptance drafts and letters of credit issued to suppliers and the Company’s subsidiaries totaled $2.8 million and $2.7 million, respectively. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.

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

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

In September 2016, the Company amended the Comerica Bank Credit Facility to increase the limitation on the Company’s capital expenditures to $62.0 million for fiscal year 2016 and to provide for an extension of the maturity date to January 31, 2017. As of each of September 30, 2016 and December 31, 2015, the Company was in compliance with the covenants of the credit facility.

Borrowings under the Comerica Bank Credit Facility bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. Base rate is based on the greater of (a) the effective prime rate, (b) the Federal Funds effective rate plus one percent, and (c) the daily adjusting LIBOR rate plus one percent. Amounts borrowed, if any, are due on or before January 31, 2017. As of September 30, 2016, the rate on the LIBOR option was 3.28%. As of each of September 30, 2016 and December 31, 2015, there was $23.8 million outstanding.  On February 25, 2015, the Company entered into certain loan agreements and related special agreements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500 million JPY ($4.2 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($8.4 million) (the “Term Loan B” and together with the Term Loan A, the “Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by our Japanese subsidiary. The full amount of each of the Mitsubishi Bank Loans was drawn on the closing date of February 25, 2015. Interest on the Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.3 million).

The Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Mitsubishi Bank Loans also include customary events of default, including but not limited to the nonpayment of principal or interest, violations of

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

covenants, restraint on business, dissolution, bankruptcy, attachment and misrepresentations. In February 2015, the Company used a portion of the proceeds of the Mitsubishi Bank Loans to repay the then-outstanding loan related to the acquisition of NeoPhotonics Semiconductor, which had an outstanding principal and interest amount of approximately 710 million JPY ($6.0 million) and the remaining proceeds will be used for general working capital. Outstanding principal balance under the Mitsubishi Bank Loans was approximately 1.3 billion JPY (approximately $13.3 million), net of unamortized debt issuance costs of 23.7 million JPY (approximately $0.2 million), as of September 30, 2016 and 1.4 billion JPY (approximately $11.5 million), net of unamortized debt issuance costs of 30.1 million JPY (approximately $0.3 million) as of December 31, 2015. The Company was in compliance with the related covenants.

At September 30, 2016, maturities of long-term debt were as follows (in thousands):

2016 (remaining three months)	$247
2017	988
2018	5,929
2019	988
2020	988
Thereafter	4,118
$13,258

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

The pension liability at September 30, 2016 and December 31, 2015 was $5.7 million and $5.1 million, respectively, of which $0.3 million and $0.1 million, respectively, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

As the Company transitioned the DBCPP to the DCP effective February 2014, no further contributions to the DBCPP are required.

Net periodic pension cost associated with these plans was immaterial in the three and nine months ended September 30, 2016 and 2015.

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

On January 2, 2013, the Company was served with a lawsuit, filed in Belgium by a distributor called Laser 2000 Beneluo SA (“Laser 2000”) claiming unpaid commissions. The distributor agreement was formally terminated as of January 3, 2012. The Company paid $492,000 to Laser 2000 as partial settlement of claims and to avoid penalties from the Belgian Court and submitted a legal brief to court on September 16, 2013. Laser 2000 filed a response on December 16, 2013 and the Company filed the final rebuttal brief on January 30, 2014. On March 23, 2015, the Belgian Court issued a ruling awarding Laser 2000 approximately one million euros in damages (approximately $1,100,000 at current exchange rates). The Company was served with the judgment on September 28, 2015. The Company is appealing this verdict, but is unable to predict the duration or outcome of the appeal or the overall lawsuit at this time. The Company does not believe it will ultimately be liable for the full amount of damage; however, in light of developments in the case, the Company increased its accrual for estimated probable net litigation expense relating to this matter in March 2015. There has been no change in such accrual subsequent to March 2015.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of September 30, 2016, the Company did not have any material indemnification claims that were probable or reasonably possible.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Leases

The Company leases various facilities under non-cancelable operating leases expiring through 2027. As of September 30, 2016, future minimum payments under these operating leases totaled approximately $27.8 million and future minimum sublease receipts was approximately $1.1 million. Rent expense was $0.6 million and $1.7 million in the three and nine months ended September 30, 2016, respectively, and $0.5 million and $1.7 million in the three and nine months ended September 30, 2015, respectively.

In the nine months ended September 30, 2016, the Company renewed one of its leases for its facility in Fremont, California. In September 2016, the Company entered into an office lease for approximately 64,000 square feet of office and laboratory space located adjacent to the Company’s current headquarters in San Jose (the “Lease”).

The term of the Lease is scheduled to commence on January 1, 2017. Upon commencement, the Lease has an initial term of one hundred and twenty-nine (129) months, ending on September 30, 2027 (the “Initial Term”), with a monthly rental rate of $144,000, escalating annually to a maximum monthly rental rate of approximately $194,000 in the last year of the Initial Term. The Landlord has agreed to provide the office and laboratory space to the Company free of charge for the first nine months of the Initial Term through September 30, 2017. Upon termination of the Lease, the Company anticipates a restoration cost of approximately $2.8 million.

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

In March 2015, the Company extended the Investment Commitment deadline to June 30, 2015 and then further amended the Investment Commitment in July 2015. The latter amendment, or the Rights Agreement, became effective on June 30, 2015 and provides that the maximum amount of penalties, or the Penalty Payment, to be paid by the Company will not exceed $5.0 million in the aggregate. In addition, the amendment also provides for an updated investment plan for the Company’s Russian subsidiaries that includes non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones through fiscal year 2019. The Company fulfilled its investment commitment required by 2015 and had contributed over $15.4 million in cash and assets to its subsidiaries in Russia as of December 31, 2015.  Although the Company met its investment commitment for 2015, certain required equipment was delivered but not fully installed and operational as of the required date to fulfill certain manufacturing milestones under the Rights Agreement. The Company has remediated these issues and, in August 2016, entered into the second amendment to the Rights Agreement with Rusnano (the “Amended Rights Agreement”) to address this matter. The amendment extended the foregoing manufacturing deadlines to June 30, 2016 and confirmed that the Company had completed these milestones as of June 30, 2016. Therefore, the Company will not be held liable for the $5.0 million Penalty Payment as of each of December 31, 2015 and September 30, 2016.

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

Rusnano has non-transferable veto rights over the Company’s Russian subsidiaries’ annual budget during the investment period and must approve non-cash asset transfers to be made in satisfaction of the Investment Commitment.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Spending and/or commitments to spend for general working capital and research and development do not require approval by Rusnano. There are no legal restrictions on the specific usage of the $39.8 million received in the private placement transaction or on withdrawal from the Company’s bank accounts for use in general corporate purposes.

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

The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other expense, net. The estimated fair value of this derivative, after taking into consideration the non-compliance regarding the manufacturing milestone and the Amended Rights Agreement, was $0.4 million as of each of September 30, 2016 and December 31, 2015, and reported within accrued and other current liabilities on the Company’s condensed consolidated balance sheets (see Note 4).

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

Note 11. Stockholders’ equity

Common Stock

As of September 30, 2016, the Company had reserved 7,220,893 common stock shares for issuance under its stock option plans and 776,613 common stock shares for issuance under its employee stock purchase plan.

Resale Registration Statement

In April 2015, the Company filed the 2015 Registration Statement, which registered 4,972,905 shares of the Company’s common stock, at a par value of $0.0025 per share, held by Rusnano. The Company does not receive any proceeds from any sales of the Company’s common stock held by Rusnano (See Note 10).

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(1,595)	$(29)	$(99)	$(1,723)
Other comprehensive income, net of taxes of zero and reclassifications	292	33	—	325
Balance at September 30, 2016	$(1,303)	$4	$(99)	$(1,398)

No material amounts were reclassified out of accumulated other comprehensive income during the three and nine months ended September 30, 2016 and 2015 for realized gains or losses on available-for-sale securities.

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

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12. Stock-based compensation

The following table summarizes the stock-based compensation expense recognized in the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of goods sold	$297	$339	$1,605	$1,119
Research and development	2,981	363	4,508	1,357
Sales and marketing	2,352	275	3,604	1,175
General and administrative	3,146	459	4,728	1,767
	$8,776	$1,436	$14,445	$5,418

Stock-based compensation expense in the three and nine months ended September 30, 2016 included approximately $5.8 million in stock-based compensation expense, net of approximately $0.8 million capitalized in inventory, associated with the accelerated vesting of stock options covering approximately 1.1 million shares of the Company’s common stock and stock appreciation units (“SAUs”) of approximately 0.2 million shares with a market-based vesting condition. In September 2016, the market-based condition of these stock options and SAUs was satisfied when the average closing price of the Company’s common stock over a period of 20 consecutive trading days equal to or exceeded $15.00 per share and the recipients remained in the continuous service with the Company.

Determining Fair Value

The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model or a binomial lattice model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock options	2016	2015	2016	2015
Weighted-average expected term (years)	5.9	5.6	5.8	5.4
Weighted-average volatility	65%	63%	65%	64%
Risk-free interest rate	1.01%-1.15%	1.63% – 1.85%	1.01%-1.76%	1.37% – 1.65%
Expected dividends	— %	— %	— %	— %
Stock appreciation units
Weighted-average expected term (years)	2.6	3.5	2.8	3.6
Weighted-average volatility	62%	60%	62%	62%
Risk-free interest rate	0.45%-0.71%	0.28% – 1.38%	0.45%-1.47%	0.25% – 1.57%
Expected dividends	— %	— %	— %	— %
ESPP
Weighted-average expected term (years)	—	—	0.7	0.7
Weighted-average volatility	— %	— %	70%	58%
Risk-free interest rate	— %	— %	0.08%-0.39%	0.03% – 0.14%
Expected dividends	— %	— %	— %	— %

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Stock Options and Restricted Stock Units (RSUs)

The following table summarizes the Company’s stock option and RSU activity during the nine months ended September 30, 2016:

	Stock Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Grant Date
	Shares	Price	Units	Fair Value
Balance at December 31, 2015	5,007,797	$4.34	1,213,686	$7.46
Granted	358,186	12.22	1,071,230	12.18
Exercised/Converted	(962,366)	3.62	(211,388)	7.02
Cancelled/Forfeited	(59,961)	4.99	(29,694)	7.36
Balance at September 30, 2016	4,343,656	$5.14	2,043,834	$9.99

Stock appreciation units

SAUs are liability classified share-based awards. The Company did not grant any SAUs during the three and nine months ended September 30, 2016 or 2015. As of September 30, 2016 and December 31, 2015, there were 293,457 and 342,316 SAUs outstanding. Outstanding SAUs are re-measured each reporting period at fair value until settlement.

Employee Stock Purchase Plan (“ESPP”)

As of September 30, 2016, there was $0.1 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2016.

Note 13. Income taxes

The provision for income taxes in the periods presented is based upon the income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Provision for income taxes	$(804)	$(1,157)	$(2,471)	$(2,698)

The Company’s income tax provision in the three and nine months ended September 30, 2016 and 2015 was primarily related to income taxes of the Company’s non-U.S. operations.

The Company conducts its business globally and its operating income is subject to varying rates of tax in the U.S., China and Japan. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Historically, the Company has experienced net losses in the U.S. and in the short term, expects this trend to continue. One of the Company’s subsidiaries in China historically qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. In June 2016, the State Administration of Taxation issued a notice to adjust the requirements for high technology enterprise status. As a result, the Company believes that it is more likely than not that the Company’s China subsidiary will not meet the requirements for the tax year 2016 as of September 30, 2016. Therefore, the Company has computed its China subsidiary’s tax provision for 2016 based on a 25% regular corporate income tax rate and remeasured its deferred tax assets accordingly. The preferential tax rate is subject to renewal for periods after 2016.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

As of September 30, 2016, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2015.

Note 14. Subsequent events

Subsequent events, through the filing of this report, included the following:

Repayment of Comerica Credit Facility

In October 2016, the Company repaid the outstanding balance under its Comerica Bank Credit Facility, which was $23.8 million as of September 30, 2016.

Shelf Registration

In October 2016, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission through which it may offer to sell $80.0 million of its common stock from time-to-time. In addition, the registration statement registered 8,261,882 shares of the Company’s common stock held by certain stockholders. The Company will not receive any proceeds from the sales of the Company’s common stock held by its selling stockholders.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2016 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended September 30, 2016 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2016 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

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

Business overview

We develop, manufacture and sell optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks. We sell our products to the world’s leading network equipment manufacturers, including Ciena Corporation, Cisco Systems, Inc., HiSilicon Technologies, Ltd., an affiliate of Huawei Technologies, Co., Ltd. and Huawei Technologies Co., Ltd. (collectively “Huawei”) and Nokia Corporation (formerly Alcatel-Lucent SA which was acquired by Nokia Corporation in January 2016). These companies are among our largest customers and a focus of our strategy due to their leading market positions.

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

Recognizing our focus on growth in our 100Gbps (“100G”) and beyond products, we aligned our product group reporting to “High Speed Products” which includes products designed for 100G and beyond applications and “Network Products and Solutions” which comprises all products designed for applications below 100G and includes 40G products previously included in our “High Speed Products” group. Our High Speed Products primarily implement coherent technology and include those designed for 100G and beyond data rates for telecom and datacenter or content provider networks and applications.

In the three and nine months ended September 30, 2016, High Speed Products represented approximately 67% and 66%, respectively, of total revenue and Network Products and Solutions represented approximately 33% and 34%, respectively, of total revenue.  In the three and nine months ended September 30, 2015, High Speed Products was 56% and 58%, respectively, of total revenue and Network Products and Solutions represented approximately 44% and 42%, respectively, of total revenue.

Revenue grew 24% and 20%, respectively, in the three and nine months ended September 30, 2016, compared to 2% and 10%, respectively, in the same periods in 2015. The revenue growth was driven primarily by demand for our High Speed Products, as carriers continued to accelerate deployment of high capacity optical transport networks particularly in China. Our gross profit was 26.6% and 28.5% of revenue, respectively, in the three and nine months ended September 30, 2016, compared to 28.4% and 29.6% of revenue, respectively, in the three and nine months ended September 30, 2015, primarily attributable to pricing and a bankruptcy filing by one of our distributors, partially offset by cost savings, yields and, to a lesser extent, favorable product mix.

We are planning to reduce volume and end the production for certain low speed passive optical network, or PON, products that accounted for approximately $6.5 million and $25.9 million of total revenue, respectively, in the three and nine months ended September 30, 2016 and are expected to represent approximately $30 million of total revenue in 2016. These products are focused on passive optical network applications and are nearing their end-of-life with relatively low gross margins. The end-of-life process is expected to span approximately three fiscal quarters to complete and is part of our product evolution cycle to reduce legacy products that may no longer meet our requirements for gross margin and profitability.

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

In October 2016, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission through which we may offer to sell $80.0 million of our common stock from time-to-time. In addition, the registration statement registered 8,261,882 shares of our outstanding common stock held by certain stockholders. We will not receive any proceeds from the sales of our common stock held by our selling stockholders.

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2016 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Total revenue	$103,312	$83,560	$19,752	24%	$301,586	$250,316	$51,270	20%

We have generated most of our revenue from a limited number of customers. Customers accounting for more than 10% of our total revenue and revenue from our top ten customers in the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd (1)	48%	41%	49%	40%
Ciena Corporation	15%	26%	15%	24%
Percent of revenue from top ten customers	91%	92%	91%	91%

(1)

Huawei’s percentage of revenue included its affiliate, HiSilicon Technologies Co. Ltd. (“HiSilicon”). Revenue from HiSilicon represented approximately 34% and 18% of total revenue, respectively, in the three months ended September 30, 2016 and 2015, and approximately 33% and 19% of total revenue, respectively, in the nine months ended September 30, 2016 and 2015.

We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. As of September 30, 2016 and December 31, 2015, one customer accounted for 45% and 59%, respectively, of our total accounts receivable.

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015

Revenue increased $19.8 million, or 24%, in the three months ended September 30, 2016, compared to the same period in 2015, primarily due to an increase in revenue from our High Speed Products driven by strong demand for 100G products.  The increase from High Speed Products revenue was partially offset by a decrease in revenue from our Network Products and Solutions group primarily due to a decline in revenue from low speed PON products and a $2.2 million revenue that cannot be recognized as a result of a distributor’s bankruptcy reorganization. In the three months ended September 30, 2016, High Speed Products represented approximately 67% of total revenue, compared to 56% of total revenue in the same period in 2015 while Network Products and Solutions represented approximately 33% of total revenue in the three months ended September 30, 2016, compared to approximately 44% of total revenue in the same period in 2015. Revenue from China, Americas, Japan and rest of the world was 61%, 19%, 1% and 19% of total revenue, respectively, in the three months ended September 30, 2016, compared to 50%, 28%, 4% and 18% of total revenue, respectively, in the same period in 2015.

Nine Months Ended September 30, 2016 Compared With Nine Months Ended September 30, 2015

Revenue increased $51.3 million, or 20%, in the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to an increase in revenue from our High Speed Products driven by strong demand for 100G products, notably in China.  The increase from High Speed Products revenue was partially offset by a decrease in revenue from our Network Products and Solutions group partly attributable to a decline in revenue from low speed PON products and a $2.2 million revenue that cannot be recognized as a result of a distributor’s bankruptcy reorganization. In the nine months ended September 30, 2016, High Speed Products represented approximately 66% of total revenue, compared to 58% of total revenue in the same period in 2015 while Network Products and Solutions represented approximately 34% of total revenue in the nine months ended September 30, 2016, compared to approximately 42% of total revenue in the same period in 2015. Revenue from China, Americas, Japan and rest of the world was 61%, 14%, 4% and 21% of total revenue, respectively, in the nine months ended September 30, 2016, compared to 49%, 29%, 4% and 18% of total revenue, respectively, in the same period in 2015.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of goods sold	$75,863	$59,788	$16,075	27%	$215,486	$176,345	$39,141	22%
Gross profit	27,449	23,772	3,677	15%	86,100	73,971	12,129	16%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gross profit as a % of revenue	27%	28%	29%	30%

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015

Gross profit increased $3.7 million, or 15%, to $27.4 million in the three months ended September 30, 2016, compared to $23.8 million in the same period in 2015. The increase is primarily attributable to an increase in sales volume and continuous costs reduction efforts. Gross margin decreased in the three months ended September 30, 2016, compared to the same period in 2015, primarily due to pricing and a $1.4 million unfavorable cost of goods sold impact as a result of the unrecoverable inventory associated with the bankruptcy reorganization by one of our distributors, partially offset by cost savings, yields and, to a lesser extent, favorable product mix.

Nine Months Ended September 30, 2016 Compared With Nine Months Ended September 30, 2015

Gross profit increased $12.1 million, or 16%, to $86.1 million in the nine months ended September 30, 2016, compared to $74.0 million in the same period in 2015. This increase is primarily attributable to an increase in sales volume as well as an increase in sales toward our High Speed Products, driven by the strong 100G product demand and the associated strong manufacturing utilization. Gross margin decreased in the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to pricing and a $1.4 million unfavorable cost of goods sold impact as a result of the unrecoverable inventory associated with the bankruptcy reorganization by one of our distributors, partially offset by cost savings, yield and, to a lesser extent, favorable product mix.

Operating expenses

Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation. In the three and nine months ended September 30, 2016, stock-based compensation expense of approximately $5.8 million was recorded in our operating expenses attributable to the accelerated vesting of our stock options and stock appreciation units (“SAUs”) with a market-based vesting condition as such condition was satisfied when the average closing price of our common stock over a period of 20 consecutive trading days exceeded $15.0 per share in September 2016. Stock-based compensation related to outstanding SAUs are subject to remeasurement until settlement dates. Our operating expenses are denominated primarily in U.S. dollars, or USD, Chinese Renminbi, or RMB and Japanese Yen, or JPY.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$17,474	$10,763	$6,711	62%	$42,206	$32,702	$9,504	29%
Sales and marketing	5,936	3,789	2,147	57%	13,674	11,439	2,235	20%
General and administrative	9,822	7,384	2,438	33%	26,747	22,999	3,748	16%
Amortization of purchased intangible assets	462	447	15	3%	1,375	1,344	31	2%
Restructuring charges	—	18	(18)	(100)%	—	44	(44)	(100)%
Acquisition-related costs	148	180	(32)	(18)%	923	467	456	98%
Asset impairment charge	—	368	(368)	(100)%	—	368	(368)	(100)%
Total operating expenses	$33,842	$22,949	$10,893	47%	$84,925	$69,363	$15,562	22%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015

Research and development expense increased by $6.7 million, or 62%, in the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to a $2.6 million increase in stock-based compensation expense largely driven by higher market price of the Company’s common stock and the accelerated vesting of our market-based stock awards, a $2.4 million increase in development projects including prototype and materials, a $0.8 million net increase in payroll and related expenses and a $0.7 million increase in outside development services in the three months ended September 30, 2016, compared to the same 2015 period.

Nine Months Ended September 30, 2016 Compared With Nine Months Ended September 30, 2015

Research and development expense increased by $9.5 million, or 29%, in the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to a $3.2 million increase in stock-based compensation expense largely due to the higher market price of our common stock and the accelerated vesting of our market-based stock awards, a $2.6 million increase in development spending including prototype and materials, a $2.0 million increase in payroll and related costs, a $1.0 million increase in outsider services, a $0.4 million reduction in administrative reimbursements and a $0.3 million increase in net allocated costs in the nine months ended September 30, 2016, compared to the same 2015 period.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015

Sales and marketing expense increased by $2.1 million, or 57%, in the three months ended September 30, 2016 compared to the same period in 2015 primarily due to a $2.1 million increase in stock-based compensation expense largely due to the higher market price of our common stock and the accelerated vesting of our market-based stock awards and a $0.3 million increase in payroll and related costs, partially offset by a $0.6 million decrease in the doubtful account provision.

Nine Months Ended September 30, 2016 Compared With Nine Months Ended September 30, 2015

Sales and marketing expense increased by $2.2 million, or 20%, in the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to a $2.4 million increase in stock-based compensation expense largely due to the higher market price of our common stock and the accelerated vesting of our market-based stock awards, a $0.5 million increase in payroll and related costs and a $0.3 million increase in variable compensation, partially offset by a $1.0 million decrease in the doubtful account provision due to collections.

General and administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance,  human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015

General and administrative expense increased by $2.4 million, or 33%, in the three months ended September 30, 2016 compared to the same period in 2015, mainly due to a $2.7 million increase in stock-based compensation expense largely due to the higher market price of our common stock and the accelerated vesting of our market-based stock awards, a $0.2 million increase in payroll and related costs, partially offset by a $0.5 million reduction in variable compensation and $0.2 million decrease in accrued sales and export taxes.

Nine Months Ended September 30, 2016 Compared With Nine Months Ended September 30, 2015

General and administrative expense increased by $3.7 million, or 16%, in the nine months ended September 30, 2016 compared to the same period in 2015, mainly due to a $3.0 million increase in stock-based compensation expense largely due to the higher market price of our common stock and the accelerated vesting of our market-based stock awards, a $0.7 million increase in payroll and related costs, a $0.6 million increase in accrued sales and export taxes and a $0.2 million increase in employee related expenses, partially offset by a $0.6 million decrease in facility charges, a $0.5 milion increase in governmental incentives and a $0.4 million decrease in variable compensation expense.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives.  Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships and other agreements are recorded within operating expenses. Amortization of purchased intangibles included in operating expenses was relatively consistent in the three and nine months ended September 30, 2016 and included the amortization of intangible assets from our acquisition of EMCORE’s tunable laser products in January 2015.

Acquisition-related transaction costs

We incurred $0.1 million and $0.9 million in acquisition-related costs primarily related to legal, accounting and other professional services in the three and nine months ended September 30, 2016, respectively. Acquisition related costs were $0.2 million and $0.5 million in the three and nine months ended September 30, 2015, respectively, related to legal, accounting and other professional services for our acquisition activities, including our acquisition of tunable laser products from EMCORE.

Restructuring charges

There were no restructuring charges in the three and nine months ended September 30, 2016. Restructuring charges in the three and nine months ended September 30, 2015 were immaterial and were related to our restructuring plan initiated in 2014 (the “2014 Restructuring Plan”) to refocus on our strategy execution, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions primarily in the U.S and in China and was completed in October 2015.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest income	$95	$31	$64	206%	$227	$84	$143	170%
Interest expense	(103)	(171)	68	(40)%	(304)	(1,133)	829	(73)%
Other income (expense), net	18	1,852	(1,834)	(99)%	(828)	2,408	(3,236)	(134)%
Total	$10	$1,712	$(1,702)	(99)%	$(905)	$1,359	$(2,264)	(167)%

Total interest and other income (expense), net decreased by $1.7 million in the three months ended September 30, 2016, compared to the same period in 2015. The decrease was primarily due to a $1.8 million unfavorable change in other income (expense), net primarily attributable to a foreign exchange related loss as a result of stronger RMB against the U.S. dollar in the 2016 period.

Total interest and other income (expense), net decreased by $2.3 million in the nine months ended September 30, 2016, compared to the same period in 2015, mainly due to a $3.2 million unfavorable change in other income (expense), net primarily driven by a foreign exchange related loss as a result of stronger JPY and RMB against the U.S. dollar, partially offset by a $0.8 million decrease in interest expense primarily attributable to less borrowing activities in the U.S. and China in the 2016 period.

Income taxes

We conduct our business globally and our operating income is subject to varying rates of tax in the U.S., China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries has historically qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. In June 2016, the State Administration of Taxation issued a notice to adjust the requirements for high technology enterprise status. As a result, we believe that it is more likely than not that our China subsidiary will not meet the requirements for the tax year 2016 as of September 30, 2016. Therefore, we have computed our China subsidiary’s tax provision for 2016 based on a 25% regular corporate income tax rate and remeasured our deferred tax assets accordingly. The preferential tax rate is subject to renewal for periods after 2016.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Provision for income taxes	$(804)	$(1,157)	$353	(31)%	$(2,471)	$(2,698)	$227	(8)%

Our income tax provision in the three and nine months ended September 30, 2016 and 2015 was primarily related to income taxes of our non-U.S. operations.

Liquidity and capital resources

At September 30, 2016, we had working capital of $136.8 million and total cash, cash equivalents and short-term investments of $100.1 million. Approximately 37% of our total cash, cash equivalents and short-term investments was held by our foreign entities, including approximately $24.8 million held in accounts by our subsidiaries in China and approximately $12.3 million held in accounts by our subsidiary in Japan. In addition, we had $2.8 million in restricted cash in accounts held by our subsidiaries in China as of September 30, 2016. Cash, cash equivalents, investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.

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

In the U.S., we have a bank credit agreement with Comerica Bank. Our credit agreement, as amended, with Comerica Bank, or the Comerica Bank Credit Facility, restricts our ability to incur certain additional debt or to engage in specified transactions, restricts the payment of dividends and is secured by substantially all of its U.S. assets, other than intellectual property assets, and requires us to maintain certain financial covenants, including the maintenance of a modified EBITDA and certain liquidity covenants. As of September 30, 2016, our borrowing capacity under our Comerica Bank Credit Facility was $30.0 million, subject to covenant requirements. Amounts borrowed under the Comerica Bank Credit Facility are due on or before January 31, 2017 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. As of September 30, 2016, the rate on the LIBOR option was 3.28% and the outstanding balance was $23.8 million, which was repaid in October 2016.

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

Our subsidiary in China has three short-term line of credit facilities with two banking institutions. Under the short-term line of credit facility agreement renewed in June 2015, up to RMB 120.0 million ($18.0 million) could be used for short-term loans, which bore interest at varying rates, or up to approximately RMB 171.4 million ($25.8 million) could be used for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expired in June 2016 and was renewed in August 2016 and will expire in July 2019. Under our China subsidiary’s second short-term line of credit facility, up to RMB 133.0 million ($19.9 million) can be used for short-term loan or up to approximately RMB 190.0 million ($28.5 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expired in September 2016 and, in October 2016, was renewed to extend the expiration date to September 2017 and to increase the credit limit to RMB 266.0 million (approximately $39.9 million) for short-term loans at varying interest rates or up to RMB 380.0 million (approximately $57.0 million) with a 30% compensating balance. In August 2016, our China subsidiary entered into a third line of credit facility with a banking institution that expires in July 2019. Under this line of credit, we can borrow up to RMB 30.0 million ($4.5 million) for short-term loans, which bear interest at varying rates, or up to approximately RMB 42.9 million ($6.4 million) for bank acceptance drafts (with a 30% compensating balance requirement).

As of September 30, 2016 and December 31, 2015, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $7.7 million and $8.9 million, respectively. The compensating balance for these bank acceptance drafts totaled $2.8 million and $2.7 million, respectively, as of September 30, 2016 and December 31, 2015, and was classified as restricted cash on our condensed consolidated balance sheets.

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

Our total outstanding balance under the Mitsubishi Bank Loans was 1.3 billion JPY (approximately $13.3 million), net of unamortized debt issuance costs of 23.7 million JPY (approximately $0.2 million), as of September 30, 2016 and $1.4 billion JPY (approximately $11.5 million), net of unamortized debt issuance costs of 30.1 million JPY (approximately $0.3 million), as of December 31, 2015.

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

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$26,717	$21,112
Net cash used in investing activities	(35,217)	(16,065)
Net cash provided by financing activities	3,481	29,421
Effect of exchange rates on cash and cash equivalents	556	(253)
Net increase (decrease) in cash and cash equivalents	$(4,463)	$34,215

Operating activities

Net cash provided by operating activities was $26.7 million in the nine months ended September 30, 2016, compared to $21.1 million provided by operating activities in the same 2015 period. The increase was primarily attributable to a $21.5 million increase in cash flows from inventories primarily due to increases in shipments driven by customer demand and a $14.3 million increase in cash flows related to accounts payable due to timing of payments, partially offset by a $20.2 million decrease in cash flows from accounts receivable primarily driven by timing of billings and collections in the 2016 period, a $5.4 million decrease in cash flows from prepaid and other assets primarily due to a reduction in prepaid taxes in the 2015 period that did not recur in 2016 and a $4.1 million decrease in cash flows related to accrued and other liabilities primarily due to variable compensation payments in the 2016 period.

Investing activities

Net cash used in investing activities was $35.2 million in the nine months ended September 30, 2016, compared to $16.1 million provided by investing activities in the same 2015 period. Cash used increased primarily attributable to a $40.6 million increase in marketable securities purchases, a $18.9 million increase in property, plant and equipment purchases to meet our product demand and a $10.0 million increase largely attributable to a reduction in restricted cash in the 2015 period as a result of the modification of our credit agreement with the Comerica Bank, partially offset by a

$36.0 million increase in proceeds from sales of marketable securities and a $14.4 million increase in proceeds from maturities of marketable securities.

We expect to invest approximately $50 million in property, plant and equipment purchases in 2016 as we expand our capacity to meet product demand.

Financing activities

Net cash provided by financing activities was $3.5 million in the nine months ended September 30, 2016, compared to $29.4 million provided by financing activities in the same 2015 period. The decrease was largely due to a $45.6 million net proceeds from our public stock offering completed in the 2015 period, a $3.9 million decrease in proceeds from issuance of notes payable and a $1.9 million increase in repayment of bank and acquisition-related loans, partially offset by a $14.9 million increase in proceeds from bank borrowings, a $6.0 million reduction in repayment of notes payable, a $3.9 million increase in proceeds from stock option exercises and issuance of stock under our employee stock purchase plan driven by higher stock price of our common stock and a $0.6 million increase in proceeds from government grants.

Contractual obligations and commitments

As of September 30, 2016, our principle commitments consisted of obligations under operating leases, purchase commitments, debt and other contractual obligations. Except for the new office lease in San Jose, California we executed in September 2016, there have been no significant changes to these obligations during the nine months ended September 30, 2016 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-balance sheet arrangements

During the nine months ended September 30, 2016, we did not have any significant off-balance sheet arrangements except for two letters of credit, totaling $1.3 million, outstanding as of September 30, 2016.

Recent accounting pronouncements

See Note 1 “Basis of presentation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements on this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Effective July 1, 2016, we have entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations, primarily related to RMB and JPY, on our inter-company receivables and payables. Our exposures to other market risk have not changed materially since December 31, 2015. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our business

*We are dependent on Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies Co., Ltd., Ciena, Nokia and our other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from any of our key customers may reduce our revenue and adversely impact our results of operations.

Historically, we have generated most of our revenue from a limited number of customers. In the nine months ended September 30, 2016, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (collectively “Huawei”), and Ciena Corporation accounted for approximately 49% and 15% of our revenue, respectively, and our top ten customers represented 91% of our revenue. In the year ended December 31, 2015, Huawei and Ciena Corporation accounted for approximately 44% and 21% of our revenue, respectively, and our top ten customers represented 91% of our revenue. In the year ended December 31, 2014, Huawei, Ciena Corporation, and Nokia Corporation accounted for 38%, 15% and 10% of our revenue, respectively, and our top ten customers represented 88% of our revenue. As a result, the loss of, or a significant reduction in orders from these major customers or any of our other key customers would materially and adversely affect our revenue and results of operations. In addition, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenue. Adverse events, including but not limited to any bankruptcy reorganization, affecting our customers could also adversely affect our revenue and results of operations.

Manufacturing problems could impact manufacturing yields or result in delays in product shipments to customers and could adversely affect our revenue, competitive position and reputation.

We may experience delays, disruptions or quality control problems in our manufacturing operations, which could adversely impact manufacturing volumes, yields or delay product shipments. As a result, we could incur additional costs that would adversely affect our gross margin, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenue, competitive position and reputation.

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

The majority of our products are manufactured internally. However, we also rely upon contract manufacturers in Thailand, China, Japan and other Asia locations to provide back-end manufacturing and produce the finished portion of some of our products. Our reliance on contract manufacturers for these products makes us vulnerable to possible capacity constraints and reduced control over their supply chains, delivery schedules, manufacturing yields, manufacturing quality/controls and costs. If one of our contract manufacturers is unable to meet all of our customer demand in a timely fashion, this could have a material adverse effect on the revenue from our products. If the contract manufacturer for one of our product were unable or unwilling to manufacture such product in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to our internal manufacturing facilities. Any significant interruption in manufacturing our products would require us to reduce our supply of products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these products and cause us to forego potential revenue opportunities.

We are under continuous pressure to reduce the prices of our products, which has adversely affected, and may continue to adversely affect, our gross margins.

The communications networks industry has been characterized by declining product prices over time, resulting from increased competition, overcapacity and the introduction of new products. We have reduced the prices of many of our products in the past and we expect to continue to experience pricing pressure for our products in the future, including from our major customers. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. In addition, our customers may have the ability or seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross margin would be adversely affected.

*We are subject to risks and uncertainties related to our market growth plan in China.

Fiber optics telecommunication growth in China is important to our success. Over the next two years, we expect to derive a significant portion of our revenue growth from China infrastructure spending in wireline and wireless networks, notably from the three largest China telecom carriers, China Mobile Communications Corporation, China Telecommunications Corporation and China United Network Communications Group Co., Ltd. In part, this infrastructure spending originates from the publicly announced China Broadband 2020 National Initiative. If the anticipated spending and related carrier large tender awards do not materialize as anticipated, or if there are unanticipated delays in the Chinese initiative, our business, financial condition, results of operations and prospects would be adversely affected.

*If the Metro and datacenter market sectors do not grow as rapidly as we expect, or if demand for our products in these sectors is lower than we expect, our growth may be adversely affected, and our business may suffer as a result.

We expect that our future growth in the market for 100G and beyond coherent products to be driven in large part by the increased adoption of our high-speed products in the Metro market segment and in the high-performance datacenter market. Over the last several years, 100G and beyond coherent technology has seen increasing adoption in the Long Haul market segment but has only recently begun to penetrate the much larger Metro sector of the market. Additionally, because the datacenter market has only recently emerged, may be more cost-sensitive and the requirements and relative scale may change rapidly and diverge from typical Metro networks.

If we are unable to achieve or sustain a leadership position in the Long Haul telecom sector and use our position in that market to penetrate the Metro and datacenter segments, if these segments fail to grow as expected, or if demand for our products in the Metro and datacenter market segments fails to materialize, our business, financial condition, results of operations and prospects would suffer.

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

We also face competition from some of our customers who evaluate our capabilities against the merits of manufacturing products internally, including Huawei. Due to the fact that such customers are not seeking to make a comparable profit directly from the manufacture of these products, they may have the ability to provide competitive products at a lower total cost than we would charge such customers. As a result, these customers may purchase less of our products and there would be additional pressure to lower our selling prices which, accordingly, would negatively impact our revenue and gross margin.

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

*The majority of our customer contracts do not commit customers to specified buying levels, and many of our customers may decrease, cancel or delay their buying levels at any time with little or no advance notice to us.

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

*If we fail to adequately manage our growth and expansion, our business and financial results will suffer.

In recent years, we have experienced significant growth through, among other things, internal manufacturing and related expansion programs, product development and acquisitions of other businesses and products. Our business has expanded to numerous locations, including foreign locations, and as a result has become more complex, more demanding of management’s attention and subject to new laws and regulations. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. If we fail to comply with new laws and regulations related to the expansion of our business, our business could suffer.

We intend to continue to expand our business significantly within existing and new markets, which could require us to expand our manufacturing operations, expend capital on manufacturing equipment, hire new personnel, lease or purchase additional facilities, developing the management infrastructure and developing our suppliers to manage any such expansion. Our current and planned operations, personnel, IT and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new offerings, or other operational difficulties. Any failure to effectively manage growth could adversely affect our business and reputation.

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

*We may be exposed to costs or losses from product lines that we intend to end the production, including certain of our laser and PON products.

In August 2016, we announced our intention to reduce the volume and end the production of certain of our lower-margin laser and PON products within a year of August 2016. These products have been declining in revenue and have lower gross margins than our other higher speed products. We may incur additional costs in connection with the sale or end-of-life of these products, or other products and/or facilities in the future, and our revenues and net income could be negatively affected, particularly in the short term, in connection with the end-of-life or sales of such products and/or facilities.  It is also possible that we could incur continued costs or liabilities after the end-of-life process is completed, which could have a material adverse effect on our financial condition or operating results.

We have had a history of losses which may recur in the future.

We have had a history of losses and we may incur additional losses in future periods. As of September 30, 2016, our accumulated deficit was $300.7 million. We also expect to continue to make significant expenditures related to the ongoing operation and development of our business. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations.

We are subject to the cyclical nature of the markets in which we compete and any future downturn may reduce demand for our products and revenue.

The markets in which we compete are tied to the aggregate capital expenditures of telecommunications service providers as they build out and upgrade their network infrastructure. These markets are cyclical and characterized by constant and rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, including recently to varying degrees in China, the U.S. and Europe, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles—for both manufacturers’ and their customers’ products—or in response to over or under purchasing of inventory by our customers relative to ultimate carrier demand, and with declining general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.  To respond to a downturn, many service providers may slow their capital expenditures, cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies from original equipment manufacturers, which would have a negative impact on our business.

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

In addition, in connection with the private placement transaction, we entered into a rights agreement with Rusnano. Pursuant to the rights agreement, we have agreed to make a $30.0 million investment towards our Russian operations. We are currently required to satisfy this total investment commitment over a period from 2012 to 2019. Pursuant to the rights agreement, failure to perform our investment commitments for specific years within this time period may result in an obligation to pay damages to Rusnano, up to a maximum amount of penalties and exit fee of $3.5 million. Although we met our investment commitment for 2015, certain required equipment was delivered but not fully installed and operational as of the required date to fulfill certain manufacturing milestones under the rights agreement. We remediated these issues and, in August 2016, entered into the second amendment to the rights agreement with Rusnano (the “Amended Rights Agreement”) to address this matter. The amendment extended the foregoing manufacturing deadlines to June 30, 2016 and confirmed that we had completed these milestones as of June 30, 2016. However, if we are unable to fulfill our remaining milestones for 2016-2019 as set forth in the Amended Rights Agreement and Rusnano seeks to enforce the penalty provision, it is possible that we could be forced to pay Rusnano penalty and/or exit fees of up to $3.5 million. In addition, we have entered into a letter of agreement with Rusnano to agree to transfer a product line and incur expected costs of approximately $0.1 million by July 30, 2017.

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

Our revenue, gross margin and results of operations have varied significantly and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. For instance, changes in gross margin may result from various factors, such as changes in pricing, changes in our fixed costs, changes in the cost of labor, changes in the mix of our products sold, changes in the amount of product manufactured versus the amount of product sold over time, and charges for excess and obsolete inventory. In addition, our first quarter revenue is generally seasonally lower than the rest of the year primarily due to lower capacity utilization during the holidays in China and the impact of typical price negotiations during the fourth quarter. It is difficult for us to accurately forecast our future revenue and gross margin and plan expenses accordingly and, therefore, it is difficult for us to predict our future results of operations.

Increasing costs may adversely impact our gross margins.

We may not be able to maintain or improve our gross margins because of slow introductions of new products, pricing pressure from increased competition, failure to effectively reduce the cost of existing products, failure to improve our product mix, future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix among different areas of our business) or other factors. Our gross margins can also be adversely affected for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; possible exposure to inventory valuation reserves; and other increases in our costs and expenses, including as a result of rising labor costs in China.  Such significant increases in costs without corresponding increases in revenue would materially and adversely affect our business, our results of operations and our financial condition and our gross margins.

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

If we incur additional indebtedness through arrangements such as credit agreements or term loans, such arrangements may impose restrictions and covenants that limit our ability to respond appropriately to market conditions, make capital investments or take advantage of business opportunities. In addition, any additional debt arrangements we may enter into would likely require us to make regular interest payments, which could adversely affect our results of operations.

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

As part of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary businesses, products, services or technologies that we believe could accelerate our ability to compete in our existing markets or allow us to enter new markets. Any of these transactions could be material to our financial condition and results of operations. For instance, in October 2011, we completed the acquisition of Santur Corporation, a designer and manufacturer of InP-based PIC products, and in March 2013 we completed the acquisition of the optical semiconductor business unit of LAPIS Semiconductor Co., Ltd., now known as NeoPhotonics Semiconductor. We purchased the tunable laser product lines of EMCORE in January 2015 and the power monitoring products business of EigenLight Corporation, or Eigenlight, in November 2015. If we fail to properly evaluate or integrate acquisitions, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

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

•	risks of entering new markets in which we have limited or no experience;
•	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;
•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products;
•	exposure to environmental liabilities that have not yet been discovered associated with acquired businesses’ facilities;
•	expenses, distractions and actual or threatened claims or litigation resulting from acquisitions, whether or not they are completed;
•	unexpected capital expenditure requirements;
•	inability to generate sufficient revenue to offset increased expenses association with any acquisition;
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

We attempt to protect our intellectual property, including our trade secrets and know-how, through the use of trade secret and other intellectual property laws, and contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and independent consultants. We also use agreements containing confidentiality and non-disclosure provisions with other third parties who may have access to our proprietary technologies and information. Such measures, however, provide only limited protection, and there can be no assurance that our confidentiality and non-disclosure provisions will not be breached, especially after our employees or those of our third-party contract manufacturers end their employment or engagement, and that our trade secrets will not otherwise become known by competitors or that we will have adequate remedies in the event of unauthorized use or disclosure of proprietary information. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products, otherwise obtain and use our intellectual property, or may independently develop similar or equivalent trade secrets or know-how. If we fail to protect our intellectual property and other proprietary rights, or if such intellectual property and proprietary rights are infringed or misappropriated, our business, results of operations or financial condition could be materially harmed.

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

*Participation in standards setting organizations may subject us to intellectual property licensing requirements or limitations that could adversely affect our business and prospects.

In the course of our participation in the development of emerging standards for some of our present and future products, we have agreed to grant to all other participants a license to our patents that are essential to the practice of those standards on reasonable and non-discriminatory, or RAND, terms. As a result, in the future we may not always be able to limit to whom and, to a certain extent, on what terms we license our patents, and our control over and our ability to generate licensing revenue from some of our patents may be limited.  We have not received any requests for such licenses at this time. We may be required to license our patents or other intellectual property to others in the future.  We cannot guarantee that our essential patents will be an effective barrier to entry or that any patents and technology that we provide in such future licenses will not be used to compete against us.

Any potential dispute involving our products, services or technology could also include our customers using our products, which could trigger our indemnification obligations to them and result in substantial expenses to us.

In any potential dispute involving allegations that our products, services or technology infringe the intellectual property rights of third parties, our customers could also become the target of litigation. Because we often indemnify our customers for intellectual property claims made against them for products incorporating our technology, any claims against our customers could trigger indemnification obligations in some of our supply agreements, which could result in substantial expenses such as increased legal expenses, product recalls, damages for past infringement or royalties for future use. While we have not incurred any material indemnification expenses to date, any future indemnity claim could adversely affect our relationships with our customers and result in substantial costs to us. Our insurance does not cover intellectual property infringement.

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

For example, the JPY appreciated by 16% against the U.S. dollar in the nine months ended September 30, 2016. In addition, the People’s Bank of China regularly intervenes in the foreign exchange market to manage fluctuations in RMB exchange rates and achieve policy goals. In the year ended December 31, 2015, the Chinese government had allowed the RMB to devalue against the U.S. dollar by approximately 6%. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. There remains significant international pressure on the Chinese government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar.

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

We also transact in other currencies that have had historical volatility, including the Russian Rubles (RUB). Fluctuations in the exchange rates of these currencies may cause us to recognize additional transaction gains or losses which could impact our results of operations. While the RUB strengthened against the U.S. dollar by 14% in the nine months ended September 30, 2016, the related impact on our operating results has been immaterial. However, as we expect to expand our Russian operations, our risk associated with fluctuation of the RUB against the U.S. dollar could increase in the future.

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

Risks related to our operations in China.

Our business operations conducted in China are critical to our success. A significant portion of our revenue in the nine months ended September 30, 2016 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 32% as of September 30, 2016, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

*The termination, expiration or unavailability of our preferential income tax treatment in China may have a material adverse effect on our operating results.

Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. As a result, our subsidiaries in China may be subject to the uniform income tax rate of 25% unless we are able to qualify for preferential status. Historically, we have qualified for a preferential 15% tax rate that is available for new and high technology enterprises. The preferential tax rate applied to 2015, 2014 and 2013. We realized benefits from this 10% reduction in tax rate of $0.9 million, $0.5 million and $0.2 million for 2015, 2014 and 2013, respectively. In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. The preferential tax rate that we enjoyed could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations. In June 2016, the State Administration of Taxation issued a notice to adjust the requirements for high technology enterprise status. As a result, as of September 30, 2016 we believe that it is more likely than not that our China subsidiary will not meet the requirements for the tax year 2016 and will be subject to a 25% regular income tax rate.

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

In August 2008, SAFE promulgated the Circular on the Relevant Operating Issues Concerning the Improvement

of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Circular 142, a notice regulating the conversion by foreign-invested enterprises or FIE of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within China unless specifically provided for otherwise. Although Circular 142 was superseded by a more recent SAFE notice issued in March 2015 (known as the Notice on Reforming the Methods on Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Notice 19), the aforementioned restriction under Circular 142 has been preserved in Notice 19. In addition, SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a FIE. The use of such RMB may not be changed without approval from SAFE. Violations of Notice 19 may result in severe penalties, including substantial fines set forth in the Foreign Exchange Administration Regulations. As a result of Notice 19 (as supplemented and adjusted by other regulations and notices issued by SAFE from time to time), our subsidiaries in China may not be able to convert our capital contributions to them into RMB for equity investments or acquisitions in China.

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

If the Chinese government determines that we failed to obtain approvals of, or registrations with, the requisite Chinese regulatory authority with respect to our current and past import and export of technologies, or failed to obtain the necessary licenses to file patent applications outside China for inventions made in China, we could be subject to sanctions, which could adversely affect our business.

China imposes controls on technology import and export. The term “technology import and export” is broadly defined to include, without limitation, the transfer or license of patents, software and know-how, and the provision of services in relation to technology. Depending on the nature of the relevant technology, the import and export of technology to or from China requires either approval by, or registration with, the relevant Chinese governmental authorities. Additionally, the Chinese government requires the patent application for any invention made at least in part in China to be filed first in China, which application then undergoes a government secrecy review, and then the Chinese government requires a license to be obtained before such application is filed in other countries.

If we are found to be, or to have been, in violation of Chinese laws or regulations, the relevant regulatory authorities have broad discretion in dealing with such violation, including, but not limited to, issuing a warning, levying fines, restricting us from benefiting from these technologies inside or outside of China, confiscating our earnings generated from the import or export of such technology or even restricting our future export and import of any technology. If the Chinese government determines that our past import and export of technology were inconsistent with, or insufficient for, the proper operation of our business, we could be subject to similar sanctions. In addition, if the Chinese government determines that we failed to follow required procedures and obtain the appropriate license before filing a patent application outside China for an invention made at least in part in China, our China patents on such products may be invalidated. Any of these or similar sanctions could cause significant disruption to our business operations or render us unable to conduct a substantial portion of our business operations and may adversely affect our business and result of operations.

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

We are subject to the Foreign Corrupt Practices Act of 1977, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make significant sales in China. China also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents or distributors, even though they may not always be subject to our control. Although we have implemented policies and procedures to discourage these practices by our employees, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

•	fluctuations in demand for our products;
•	the timing, size and product mix of sales of our products;
•	changes in our pricing and sales policies, particularly in the first quarter of the year, or changes in the pricing and sales policies of our competitors;
•	our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner and that meet customer requirements;
•	quality control or yield problems in our manufacturing operations;
•	our ability to timely obtain adequate quantities of the components used in our products;
•	length and variability of the sales cycles of our products;
•	unanticipated increases in costs or expenses; and
•	fluctuations in foreign currency exchange rates.

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

As of August 31, 2016, our executive officers and directors, and entities that are affiliated with them or that have a right to designate a director, beneficially own an aggregate of approximately 28% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

NeoPhotonics Corporation

Date:	November 8, 2016	By:	/S/ CLYDE RAYMOND WALLIN
Clyde Raymond Wallin
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	May 17, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010

4.3	Commitment to File Registration Statement and Related Waiver of Registration Rights by and between NeoPhotonics Corporation and Open Join Stock Company “RUSNANO” dated as of December 18, 2014.	Form S-1	333-201180	4.4	December 19, 2014

10.2+	Retention Agreement by and between the Company and Timothy S. Jenks, dated August 5, 2016.	Form 10-Q	001-35061	10.1	August 9, 2016

10.3+	Retention Agreement by and between the Company and Dr. Chi Yue (“Raymond”) Cheung, dated August 5, 2016.	Form 10-Q	001-35061	10.1	August 9, 2016
10.4+	Retention Agreement by and between the Company and Clyde R. Wallin, dated August 5, 2016.	Form 10-Q	001-35061	10.1	August 9, 2016
10.5+	Retention Agreement by and between the Company and Benjamin L. Sitler, dated August 5, 2016.	Form 10-Q	001-35061	10.1	August 9, 2016
10.6+	Retention Agreement by and between the Company and Dr. Wupen Yuen, dated August 5, 2016.	Form 10-Q	001-35061	10.1	August 9, 2016
10.7	Lease Agreement, dated September 9, 2016, by and between NeoPhotonics Corporation and SP Zanker Property LLC.					X

10.8

Extension dated September 14, 2016 of Property Lease Contract, dated May 31, 2011, by and between NeoPhotonics Dongguan Co., Ltd. and Dongguan Conrad Hi-Tech Park, Ltd. (Translated to English of an original Chinese document).

						X

10.9	Eighth Amendment dated September 22, 2016 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.					X

10.10	Ninth Amendment dated September 30, 2016 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.					X

10.11

Amendment dated August 3, 2016, by and between NeoPhotonics (China) Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch, to that certain Credit Line Agreement dated as of July 9, 2015 (Translated to English of an original Chinese document).

						X

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.12	Second Amendment dated August 2, 2016 to that certain Rights Agreement dated as of April 27, 2012 between the Company and Open Join Stock Company “RUSNANO”					X

10.13	Comprehensive Credit Granting Contract, dated October 21, 2016, by and between Neophotonics (China) Co., Ltd. and Shenzhen Branch CITIC Bank (Translated to English of an original Chinese document).					X

10.14

Financing Line of Credit Agreement, dated July 25, 2016, by and between Neophotonics Dongguan Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch (Translated to English of an original Chinese document).

X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Management compensatory plan or arrangement.