Form 10-K
period 2016-12-31
NEOPHOTONICS CORP
filed 2017-03-16
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2016 (based upon the closing sale price of the Registrant’s common stock on the New York Stock Exchange), was approximately $293,330,000. This calculation excludes 10,973,372 shares held by directors, executive officers and stockholders affiliated with our directors and executive officers.

As of February 28, 2017, the Registrant had 42,641,534 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 31, 2016.

NEOPHOTONICS CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2016

PART I

ITEM 1.BUSINESS

FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements including statements concerning our possible or assumed future results of operations, business strategies, competitive position, industry environment, potential growth opportunities and the effects of competition. Such statements are based upon our management’s beliefs and assumptions and on information currently available to us. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors in this Annual Report on Form 10-K are discussed in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

CONVENTIONS THAT APPLY IN THIS ANNUAL REPORT ON FORM 10-K

Unless otherwise indicated, references in this Annual Report on Form 10-K to:

•	“3G” refers to third-generation wireless architecture;

•	“4G” refers to fourth-generation wireless architecture;

•	“5G” refers to fifth-generation wireless architecture supporting IoT, or Internet of Things;

•	“10G” refers to 10 Gbps;

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

•	“Contentionless” refers to the ability to switch two or more channels of the same wavelength or color from different directions through the same switch, such as a Multi-Cast Switch (MCS);

•	“CWDM” refers to Coarse Wavelength Division Multiplexing;

•	“DCI” refers to Datacenter Interconnect;

•	“Design win” refers to a confirmation by a customer that a product or group of products may be used as part of a customer’s product and we have a purchase order for such products;

•	“Drop Modules” refers to wavelength multiplexer modules;

•	“ECL” refers to External Cavity Laser;

•	“EML” refers to Externally Modulated Laser;

•

“Flex Coherent” to a class of 100G transceivers and line cards in which the modulation format, and hence the reach and data-rate, can be altered by software command such that the same optical hardware can be used for metro, long-haul or, in some cases, datacenter interconnect applications;

•	“Gbps” refers to gigabits per second;

•

“High Speed Products” refers to transmitter and receiver products as well as switching and other component products for 100G optical transmission applications over distances of 2 to 2,000 kilometers. Our high speed 100G and beyond products are based on our Advanced Hybrid Photonic Integration technology. These technologies support encoding 100 gigabits or more per second of information for transmitting over a single channel and decoding the information at the receiver;

•	“ICR” refers to Integrated Coherent Receiver;

•	“ITLA” refers to Integrable Tunable Laser Assembly;

•	“IoT” refers to the Internet of Things;

•	“Long Haul” refers to fiber optic communications between central offices in different cities, where distances range from a few hundred to two thousand kilometers;

•	“Low Speed Transceiver Products” refers to our access and low speed transceiver product lines;

•	“LTE” refers to Long-Term Evolution wireless architecture;

•	“Metro” refers to fiber optic communications between central offices within and around cities, with distances up to a few hundred kilometers;

•	“MCS” refers to Multi-Cast Switch;

•	“MPEG-2” refers to the Moving Picture Experts Group standard for compressed coding of moving pictures and associated audio information;

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

BUSINESS

Overview

We develop, manufacture and sell optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks. Our products address the highest speed over distance applications and are designed for 100G and beyond data rates, such as at 200G, 400G and, in the near future, 600G, for telecom and datacenter or content provider networks.

Our 100G and beyond products use our Advanced Hybrid Photonic Integration technology. These products using our advanced technology are the core focus of our strategy, and we believe that they are an important competitive differentiator.

In December 2016, we entered into an asset purchase agreement to sell certain assets of our access and low speed transceiver product lines (the “Low Speed Transceiver Products”) to APAT Optoelectronics Components Co., Ltd. (“APAT OE”) of Shenzhen, China. In January 2017, we closed the sale of these assets which generated approximately 15%, 27% and 36% of our total revenue in 2016, 2015 and 2014, respectively. All of these product lines were part of our

Network Products and Solutions group and include the low speed passive optical network, or PON, products for which the end-of-life plan was announced in mid-2016.

Our module products incorporate our vertically integrated, high performance components, including ultra-narrow linewidth tunable lasers (NLW-TLs), high speed electro-absorbtively modulated lasers (EMLs), high bandwidth coherent receivers (ICRs), high bandwidth micro-modulators (Micro-MOD), high bandwidth trans-impedance amplifiers (TIAs) and high bandwidth laser and modulator drivers.  In addition to integrating these components into our own modules, we sell these components to other industry leaders who use them in their highest performance products.  We believe that our strength in these and other high performance components places us in a strong competitive position as we increasingly add to our module product line.

100G and beyond networks are one of the highest growth segments of the optical communications market, and support the rapid expansion of telecom backbone, datacenter and content provider networks, accommodating increased mobile traffic. Prior to 2016, revenue growth from our high speed products was mainly driven by the adoption of our 100G coherent products in the Long Haul market sector.  We expect our future growth in the 100G and beyond segment to be driven primarily by the increased adoption of our high speed products in the much larger Metro market sector and in the high-speed datacenter interconnect market as well as the large web-scale datacenter market.

Coherent transmission uses not only amplitude but also phase and polarization to significantly increase data rates over conventional “on-off” transmission protocols.  Coherent transmission does not require complete isolation of each channel by optical filters and therefore can flexibly and efficiently switch the signal on an individual wavelength without conflict or contention between wavelengths, a feature that is required for Software Defined Optical Networks, or SDON. Software Defined Optical Networks radically increase the flexibility and efficiency of metro networks and, combined with the ten-fold increase in data-rates achievable with coherent transmission, mark a very large improvement in cost performance for metro scale networks.  In addition, the necessary equipment to implement a metro scale network is significantly reduced, especially using flex-coherent transceivers and Colorless, Directionless and Contentionless (CDC) Switches.

The benefits of coherent transmission have made it a preferred technology for advanced high speed telecommunications networks for distances of 80 kilometers to 2000 kilometers.  We believe that our Advanced Hybrid Photonic Integration technology enables us to effectively address the challenges inherent in precision and high volume manufacturing of optical components for coherent transmission.

Our products also serve high performance, non-coherent segments of the datacenter and enterprise market which require the fastest speeds transmitted over relatively long distances within datacenters.  We are a leading provider of EMLs and our client and datacenter transceiver modules incorporate these EMLs to deliver high power and high quality modulation for superior speed and distance performance.

Our accelerating revenue growth reflects the rapid adoption and deployment of high speed 100G above networks across the global telecom and datacenter network applications.

We sell our products to the world’s leading network equipment manufacturers, including Nokia Corporation, or Nokia (formerly Alcatel-Lucent S.A., or Alcatel-Lucent, which was acquired by Nokia in January 2016), Ciena Corporation, or Ciena, Cisco Systems, Inc. and Huawei Technologies Co., Ltd., or Huawei. These four companies accounted for approximately 76% and 79% of our total revenue in 2016 and 2015, respectively. Other leading customers are FiberHome Telecommunications Technologies Co., Ltd., or FiberHome, a major Chinese telecommunications system provider, and Acacia Communications, Inc., or Acacia, a fast growing vendor of optical interconnects.

Our leading customers serve the telecom market and also the datacenter market, represented by companies including Amazon, Facebook, Google and Microsoft.  Large network equipment and optical module companies, together with emerging content providers and datacenter operators, are the focus of our strategy due to their important positions in high speed and related communications networks markets.

We believe our Advanced Hybrid Photonic Integration technology is well positioned to serve the highest speed next-generation 200G, 400G and 600G products and applications. Using this core technology we produce photonic integrated circuits, or PICs, that comprise both arrayed and individual photonic functional elements using optimized materials systems and processes from our in-house Silicon, Indium Phosphide and Gallium Arsenide wafer fabrication, plus Silicon Germanium chips produced in foundries. These individual PICs from different materials are then combined using our hybrid integration technology to make complete products, such as our Integrated Coherent Receiver (“ICR”) and our Multi-cast Switch (“MCS”) for 100G and beyond coherent transport and Metro applications and our 100G to 400G CFPx transceivers for datacenter and telecom client networks.

100G and beyond coherent technology has become widely used in the Long Haul market segment over the last several years, but has only recently begun to be deployed in the much larger Metro and the emerging datacenter interconnect, or DCI, sector of the market.  While the cost per port deployed typically declines every year due to technological advances, 100G coherent port demand represents a high growth opportunity for suppliers of components, modules and systems for the 100G coherent Metro and DCI markets.  In addition, Metro coherent ports include ports that have “flex coherent” features, which can be used not only in the Metro market but also in the Long Haul market and therefore have to support the highest performance applications at deployment.

Our products for the rapidly growing coherent Metro market, include Integrated Coherent Receivers, ultra-narrow linewidth tunable lasers and multi-cast switches.  Our multi-cast switches similarly are used by webscale content providers for software definition of their network configuration.  Also, we have introduced coherent transceiver modules that are used for the Metro market as well as the datacenter interconnect market, such as high speed coherent CFP-DCO and CFP2-ACO transceivers.

We have strengthened our technology leadership through several strategic acquisitions as noted below over the last five years.

•

In October 2011, we acquired Santur Corporation, or Santur, a producer of tunable lasers and modulators for coherent transmission and of 100G client side transceiver modules. Santur’s capabilities included array DFB (distributed feedback) lasers, silicon photonics and photonic integration of lasers, modulators and photodiode elements.

•

In March 2013, we acquired the optical component business unit of LAPIS Semiconductor Co., Ltd., located in Japan, now known as NeoPhotonics Semiconductor. This business is a leading producer of high performance communications lasers, photodiode devices and optical control electronic devices which enable our leading market positions and increasing vertical integration in our coherent products including ultra-narrow linewidth tunable lasers and coherent receivers. NeoPhotonics Semiconductor also produces high speed lasers and control semiconductors for high speed datacenter and client side applications, providing vertical integration for our high speed telecom client side and datacenter module products and stand-alone products to the industry.

•

In January 2015, we acquired the ultra-narrow linewidth tunable laser business of EMCORE Corporation’s (EMCORE), expanding our position as a supplier of tunable laser for coherent communications. The EMCORE ultra narrow linewidth tunable laser products are used in the industry’s highest speed applications and are critical components that are used with our highest speed and highest bandwidth receiver products for the emerging data rates of 400G and 600G.

We have research and development and wafer fabrication facilities in San Jose and Fremont, California and in Tokyo, Japan that coordinate with our research and development and manufacturing facilities in Dongguan, Shenzhen and Wuhan, China and Ottawa, Canada. We additionally do limited research and development and manufacturing in Moscow, Russia. We use proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing. We believe we are one of the highest volume PIC manufacturers in the world and that we can further expand our manufacturing capacity to meet market needs.

Industry Background

The new era of connectedness is increasingly universal and demands that the capacity of the digital communications networks must increase exponentially. Smartphones and related portable devices have emerged as the preferred vehicle connecting the digital world, with more than one billion current smartphone users and a rapidly increasing volume of other portable devices. Not only are more people connected to the mobile web, but they are connecting at increasingly higher data rates and requiring higher bandwidths. Wireless network deployments have progressed from third generation (3G) to fourth generation (4G/LTE) and are moving toward fifth generation (5G), representing a 10X increase in bandwidth over five years, and providing end-users with ever-increasing download speeds and mobility, and enable IoT machine-to-machine communication for the integration of autonomous vehicles and other disruptive applications.

Further the deployment of modern communications has rapidly expanded from being the domain of telecom service providers to include today’s deployments by enterprises, content providers and merchant data storage and service “mega” datacenter enterprises.  The rapid rise of internet traffic that is going through mega datacenters operated primarily by leading content companies, such as Amazon, Apple, Facebook, Google and Microsoft (i.e. Microsoft Azure), has created a large and rapidly growing new market for optical modules and components in general, but more specifically for high speed optical modules and components.

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

A single optical fiber can carry nearly 100 individual wavelengths (colors), each of which can now support 100 gigabits per second of capacity. Each of these wavelengths requires a 100G or higher speed transmitter and receiver, which can be tuned to any of the 100 separate channels. Thus, using 100G coherent technology and industry standard compression (MPEG-2), a single fiber can carry approximately 500,000 individual high definition full motion movies simultaneously over one fiber.

Digital Optical Communications Market Structure

The digital optical communications market has two main sectors, telecom (Long Haul, Metro, access) and Datacom (datacenter). The telecom sector includes the global backbone of Long Haul and Metro communications. It also includes local access links to end users. The Datacom and datacenter sector includes connections in webscale datacenters as well as traditional “enterprise” networks. As datacenters proliferate within metropolitan sized geographies, a very rapidly growing Datacenter Interconnect market has emerged which resembles the metro market in its bandwidth and distance needs and utilizes similar optical technologies and products.

While the Metro market is the largest volume, it most often follows the Long Haul telecom sector in technology deployment, notably of coherent 100G and beyond technologies. The Long Haul telecom sector is the first adopter of the highest speed and most advanced communication links, and typically migrates over time into the Metro sector as costs are reduced such that they are economical in the shorter but more numerous Metro network links, with its commensurate lower traffic densities prior to aggregation for Long Haul transport.

The Datacom market includes web-scale data centers and infrastructure for cloud based services as well as traditional enterprise networks. Companies, such as Amazon, Apple, Facebook, Google and Microsoft, are steadily increasing investments in very large datacenters as they implement cloud-based “big data” services that can be crowd-sourced and crowd-distributed, and that utilize machine-to-machine and inter-datacenter transactions to power the mobile web.  Connections between such very large datacenters over a metro-sized area are an emerging high growth market for “big pipes” using dedicated 100G and beyond digital optical connections from datacenter to datacenter (inter-datacenter and DCI). Connections within datacenters (intra-datacenter) and from datacenter to a telecommunications carrier are also moving to 100G and beyond speeds, although somewhat behind Metro, DCI and long haul.

  The Datacom market is often the most cost sensitive sector of digital optical communications due to high volumes and to shorter lifetime requirements, and therefore it typically begins to adopt leading edge speeds after those speeds penetrate the Metro sector of the telecom market segment.

From this market structure, we believe that a technology leader must achieve a leadership position in the Long Haul telecom sector as the basis for commercializing the most advanced technology and then extending that technology to the Metro and DCI sectors and to additional applications within datacenters and other Datacom applications.

Digital Optical Communications Network Equipment

The structure of the industry that supplies the network equipment for telecom digital optical communications networks has largely concentrated down to leading vendors which include: Nokia (formerly Alcatel-Lucent, which was acquired by Nokia in January 2016), Ciena, Cisco, Coriant, Fujitsu Limited, Fiberhome, Huawei, Infinera Corporation, NEC Corporation and ZTE Corporation.

Major suppliers of network equipment to the Datacom and datacenter market include Arista Networks, Nokia, Brocade Communications Systems, Inc., Cisco, Huawei and Juniper Networks, Inc. At the optical module and component level, Broadcom Limited, or Broadcom (resulting from the acquisition of Broadcom Corporation by Avago Technologies Ltd., or Avago), Finisar and Sumitomo Electric Device Innovations, Inc., or Sumitomo, are leading merchant suppliers and some larger network equipment companies like Huawei and Cisco have divisions or affiliates (such as HiSilicon in the case of Huawei) that are captive suppliers. Furthermore, some of the larger webscale content providers, such as Google, Microsoft and Facebook, are beginning to design and source their own optical network systems equipment from contract manufacturing partners.

Recent changes in switch architectures are rapidly moving new installations to higher speed 25G dataflows (such that four such signal paths provide 100G comprised of four 25G signals, or “4x25G”), resulting in a fast growing 100G module market for connections inside the datacenter and “big pipes” for data connections between datacenters, or datacenter interconnects (DCI), at 100G and 200G, and moving to 400G and 600G, data rates.

The main photonic operational blocks or modules required for digital optical communications are transmitters, receivers and, where the network is branched, optical switches. Transmitters and receivers are often combined into single modules which are called transceivers and can be configured into line cards, daughter cards and transponders, or digital or analog modules. At the high end, such as Long Haul, a transmitter and receiver can be paired and combined with signal processing electronics to error correct and restore degradation which affects the signal after traveling long distances, in which case the unit is referred to as a transponder. For high speeds and high bandwidth each of these product types requires photonic integration at the most advanced and complete level to deliver the required performance and functionality while being manufacturable at scale and competitive in cost.

Switching products, which switch different colors, or signal channels, down different branches of the network, have thus far been Reconfigurable Optical Add/Drop Multiplexers (ROADMs) consisting of Wavelength Selective Switches (WSSs). For 100G coherent networks, a new type of optical switch, the Multi-Cast Switch (MCS), has been developed and introduced to eliminate contention in 100G coherent switching. The need to eliminate contention is being driven by the move to SDON, which is important to both telecom network requirements and content provider networks.  A “contentionless” architecture uses both traditional “Wavelength Selective Switches” and the new MCS, which we supply.  One or more MCSs are deployed initially with each ROADM node, and then additional multicast switches are deployed over time as traffic growth demands with as many as eight MCS devices for each node, allowing networks to efficiently expand as needed. This type of switch is Colorless, Directionless, Contentionless (CDC), and its function is optimized for 100G and beyond coherent networks.

Digital Optical Communications Technology Background

Advances in cost performance in photonic integration have followed a path that has been similar to electronic integrated circuits.

The main objectives for technology advances in electronic digital integrated circuits and in integrated optical digital devices are similar, and are based on the drive towards lower cost and higher performance with expanding scale. In integrated optics these main objectives also include higher speed, lower power, smaller or denser form factor, and lower cost.

In both electronics and optics these objectives require ever increasing integration and miniaturization. In optics, however, we believe advanced hybrid integration is required for the highest performance products. Hybrid integration for digital optical devices incorporates multiple types of materials substrates, rather than just one, as in silicon, for an electronic integrated circuit.

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

Advantages and Challenges of Coherent Transmission

Coherent digital optical transmission technology has increased the native capacity of a fiber optic link tenfold, versus a transmission modulation of simple on/off such as in 10G WDM networks. Coherent transmission modulation encodes information via phase and polarization, and the permutations of these variables are many times greater than on/off.

To create a detectable error-free signal in the coherent modality requires that each color (wavelength) transmitted be much purer than would be required for lower speed protocols. The primary enabler of such ultra-narrow line width (NLW), that is, an ultra-pure and stable color, is a new generation of the most advanced lasers. These NLW lasers must be paired with a new generation of receivers that decode phase and polarization through comparison with another NLW laser in a PIC-interferometer. Ultra-narrow line width lasers are built on Indium Phosphide substrates while the receivers utilize a Silicon or Indium Phosphide interferometer and Indium Phosphide photo detectors.

These 100G and beyond coherent optical transmission devices require tighter tolerances of material thickness and other critical dimensions than do components operating at 10G. For 100G, a new generation of technologies, including faster Gallium Arsenide drivers, is required to suitably process transmission signals in both the laser transmitter and the detector and receiver. As transmission speeds move to 200G, 400G and even 600G through higher order modulation protocols and higher symbol rates, even higher performance optical components are required.  We believe we have established and characterized the full range of driver, laser and detector technologies required for implementing 100G, 200G, 400G and 600G coherent systems, a capability that we believe is held by only a few companies.

Our Core Technology and Hybrid Photonic Integration Platform

We have core technology capabilities in optoelectronics that enable the high speed, high bandwidth, high performance optoelectronics products and we believe we have developed or acquired all necessary capabilities required for producing high performance Advanced Hybrid Photonic Integrated optoelectronic devices for the most stringent performance requirements and operating conditions. Our core technology leverages a unique multi-material platform that includes:

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

Silicon (Silicon Photonics and Planar Lightwave Circuits): Silicon is a multi-attribute material that is efficient for electronics and versatile for integration while being very inefficient in generating or detecting light in the telecom wavelength window as it is an indirect bandgap semiconductor material. Consequently, waveguides of Silicon or doped silicon dioxide (silica) exhibit very low optical loss and are ideal for switching, filtering or interferometric applications and active elements including modulators and switches can be produced using Silicon waveguides.

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

ASIC Development:  We have applied in-house capability for customized integrated circuit design and development for specific purpose applications in high speed optical digital control and management, including certain developments in signal processing.  Such products are deployed in GaAs, SiGe and silicon materials platforms.

We have developed design, integration and manufacturing approaches and techniques to produce advanced, high speed integrated solutions leveraging each of these in-house materials technology and high speed digital optoelectronics platforms.

Hybrid Photonic Integration

Products	Indium Phosphide	Silicon/Silica	Gallium Arsenide/Silicon Germanium
COHERENT PRODUCT FAMILIES			

Integrated Coherent Receiver	✓	✓	✓

Ultra Narrow Line Width Tunable Laser	✓	✓

64Gbaud / 64QAM CFP2-ACO Analog Coherent Transceiver	✓	✓	✓
			
100G / 200G Multi-rate CFP-DCO Digital Coherent Transceiver	✓	✓	✓

Multi-Cast Switch for 100G Coherent ROADM Node	✓	✓	✓
			
Micro-MOD	✓		

CLIENT SIDE / DATACENTER PRODUCT FAMILIES			

28GBaud and 56GBaud EML Lasers/Photodiodes and Semiconductor Drivers	✓		✓

CFP2-LR4 (100G 10 km Transceiver)	✓	✓	✓

QSFP28-LR4 (100G 10 km Transceiver)	✓	✓	✓

Our Strategy

Key elements of our strategy include:

•

Continue innovating to develop industry-leading comprehensive technology for Advanced Hybrid Photonic Integration. We have strengthened and expanded our technology platforms for comprehensive advanced photonic integration, in part from acquisitions and from internally funded development. We expect to continue to combine our mixed platform approach to design and produce the highest performance optical signal processing solutions.

•

Capture major customer share for the most advanced modules and components at the top suppliers of state and users of the art network equipment. We intend to deepen our relationships with our strategic customers by increasing design wins in their systems, including Ciena, Cisco, Huawei and Nokia, plus certain others, which are market leaders or emerging players in 100G and beyond coherent systems.

•

Offer complete optoelectronic solutions for 100G to 400G and beyond for leading edge Telecom and Datacom market segments. We expect to continue to introduce Coherent Transmitter, Receiver and Transceiver Module products that are optimized for the highest speeds so that our product line will include each of the major types of the most advanced products.

•

Achieve growth in integrated optical applications that leverage our core technology of advanced optoelectronic products. We intend to provide state of the art products and solutions to industry leading customers to advance our goal of achieving continuous improvement in operating performance, profitability and growth.

•

Focus on high growth segments that leverage our leadership in Advanced Hybrid Photonic Integration and that contribute to our profitable growth. We plan to continue to develop our products and solutions to capture new opportunities, such as emerging 400G and 600G connections in both carrier networks and within and between large datacenters.

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

Our Technology

We have developed expertise in the design, large-scale fabrication, high-volume module manufacturing and commercial deployment of high speed digital optics and signal processing products that are based on our Advanced Hybrid Photonic Integration products and technologies. The process of designing and manufacturing advanced optoelectronic integrated devices in high volume with predictable, well-characterized performance and low manufacturing costs is complex and multi-faceted. We have developed the technologies, using multiple materials platforms for photonic integration, that are required to design and manufacture complex, high-performance optoelectronic components, modules and subsystems for fiber optic networks. The basic elements of our technology are as follows:

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

Optoelectronic engineering and integration. As we create complex integrated optoelectronic devices, we design and build electronic control algorithms and devices, signal processing methodologies, hardware and software routines and protocols, and device level ASICs that function to control and manage the highest performance features and capabilities of these integrated optoelectronics devices and systems. For example, our digital and analog modules are carefully characterized and controlled to extend and deliver their full operating ranges and performance features enables by their Advanced hybrid Photonic Integration platform.

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

Fabrication and manufacturing processes. We have developed expertise in the technology domains relevant to high-volume fabrication and manufacturing of our optoelectronic integrated circuit products using wafer-scale processes and including the complex interaction of electro-optic, thermal-optic and mechanical micro-thermal features. Our complex manufacturing steps are analogous to many processes used in the semiconductor industry. Each integrated element is tested and characterized using our proprietary test equipment before incorporation into our products. Moreover the ability to assemble complete optoelectronic devices, modules and systems with full control of performance and fabrication from the semiconductor and optical device level through to its optoelectronic controls to its pluggable module form factor enables delivery of the highest performance, highest scale and lowest cost solutions required by the industry.

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

Our Products

We develop and manufacture Transmitter Products, Receiver Products and Switch Products that are used in ultra-high speed digital optical and signal processing communications, high speed switching and provisioning. We combine our transmitter and receiver products into Transceiver modules. Our Switching Products, such as Multi-Cast Switches, are used primarily in ROADM nodes that dynamically and efficiently allocate bandwidth to adjust for fast changing traffic patterns and for provisioning software defined optical networks. Our products can be categorized into groups, including High Speed Products for 100G, 200G, 400G and beyond applications, including in coherent networks, and Network Products and Solutions, for lower speed networks and other passive telecom and instrumentation products.

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

For Long Haul and Metro transport, we design and manufacture optical components for coherent systems, which manipulate light to encode ten times or more the amount of information in the same wavelength channel than is possible with traditional methods. This manipulation can only be accomplished using advanced photonic integration to intimately couple functional elements together. Our Coherent Products include Ultra-Narrow Linewidth Tunable transmit and local oscillator lasers (NLW-TL), which generate the ultra-pure wavelength, or color, necessary for coherent transmission, and Integrated Coherent Receivers (ICRs), which decode the phase and polarization encoded coherent signal.

We have introduced new pluggable coherent modules which combine our NLW-ITLA with our ICR and with our high performance coherent modulator such as in our CFP-DCO and CFP2-ACO transceiver and transponder optical modules.  The design for interoperability of each of the constituent elements of such a precise high speed device is a core capability that continues to fuel our ability to develop and deliver device and module products that achieve the highest performance available globally.

We also sell 100G products for the client side and datacenter applications, including 25GBaud EMLs, laser drivers, modulator drivers and photodiode receivers for 100G and beyond client side applications.  We further offer our CFP2-LR4 and QSFP28-LR4 pluggable transceiver modules for high speed datacenter and telecom client applications.

Further, we are developing 400G client side transceiver modules in a CFP8 configuration based on our leading 28 Gbaud lasers at 50 Gbps using a PAM4 architecture.  Taking this development one step further, we will also expect to sell our ultra-high-speed 56 Gbaud EML and driver IC set to enable single wavelength PAM4 100G applications and subsequently four wavelength 400G intra-datacenter transmission.

Also, for webscale datacenter applications we have introduced a series of high power laser diode array products for short reach Silicon Photonics based 100G intra-datacenter interconnections which use parallel single-mode architectures, or PSM4, as well as coarse wavelength division multiplexing, or CWDM architectures.

We provide a proprietary switching solution for 100G coherent systems embodied in our Multi-Cast Switch (MCS) product line. Our 4x4, 4x16 and 8x16 Multi-Cast Switch modules for CDC ROADMs efficiently allocate bandwidth and signal routing in 100G and higher data rate networks. The Multi-Cast Switch provides scalable contentionless operation to achieve the highest traffic management efficiency, optimizing traffic flows in coherent transmission systems. Our MCS uses our PLC photonic integration platform and consists of a complex array of switches, waveguides, taps, crossings and other functional elements manufactured on Silicon wafers using standard semiconductor processing equipment.

Market Sectors Served By Representative High Speed Products

Products	Long Haul	Metro	Datacenter
COHERENT PRODUCT FAMILIES			

Integrated Coherent Receiver	✓	✓	✓

Ultra Narrow Line Width Tunable Laser	✓	✓	✓

64Gbaud/64QAM CFP2-ACO Analog Coherent Transceiver	✓	✓	✓

100G / 200G Multi-rate CFP-DCO Analog Coherent Transceiver	✓	✓	✓

Multi-Cast Switch for 100G Coherent ROADM Node	✓	✓	✓
			
Micro-MOD	✓	✓	✓

CLIENT SIDE / DATACENTER PRODUCT FAMILIES			

28GBaud/56GBaud EML Lasers/Photodiodes and Semiconductor Drivers			✓

CFP2-LR4 (100G 10 km Transceiver)			✓

QSFP28-LR4 (100G 10 km Transceiver)			✓

CFP8-LR8 (400G 10 km Transceiver)			✓

Network Products and Solutions: We design and manufacture products for optical communications networks and a variety of other applications, where the networks operate at speeds less than 100G. We offer a wide range of application-specific passive optical functionalities in modules or sub-system configurations. These include arrayed waveguide grating based drop modules for multiplexing and demultiplexing in conventional ROADM nodes as well as variable optical attenuators and tap power monitors for network monitoring and control. We combine several of these functions together in subsystems such as our variable multiplexer, which combines up to 48 variable optical attenuators and an arrayed waveguide grating multiplexer in a single compact unit.  In addition, many of these products provide high-bandwidth connections to base station antennas for mobile devices and to people and machines over fixed and wireless networks. As consumer connectivity speeds have increased through the transitions from 2G to 3G to 4G/LTE, the bandwidths necessary to aggregate and connect wireless traffic into the backbone network, including Mobile BackHaul, have also increased. We offer 10G EMLs, laser drivers, modulator drivers and photodiode receivers for these applications.

Through 2016 we also offered complete transceiver modules for a variety of low speed Access and Mobile Backhaul applications, including GPON and GEPON transceiver products at up to 10G data rates, plus 10G and below telecom, bidirectional and specialty transceiver products. Upon the sale of the Low Speed Transceiver Products’ assets to APAT OE in January 2017, these products will no longer be included in the Network Products and Solutions product group.

In addition to products for fiber optic communications, we also sell products for test and measurement, instrumentation, industrial and research applications.

Our Infrastructure, Intellectual Properties and Our Employees

We have product development and product sustaining engineering teams in Silicon Valley (San Jose and Fremont, California), Tokyo, Japan and Shenzhen and Wuhan, China. In our Silicon Valley and Tokyo facilities we conduct research, product development and product roadmap definitions, including for our PIC products. In our Shenzhen facilities, we conduct new product development, manufacturing and process engineering, quality control, continuous improvement and cost reduction relating to product manufacturing, assembly and test. In our Wuhan, China and Ottawa, Canada facilities we conduct new device, component and product development.

We seek to establish and maintain proprietary rights in our technology and products through the use of patents, copyrights and trade secret laws. We have filed applications for patents to protect certain of our intellectual property in the U.S. and in other countries, including Australia, Canada, Japan, Korea, Hong Kong, China, Russia, India, Taiwan and several European Union countries. As of December 31, 2016, we had approximately 650 issued patents, expiring between 2017 and 2034 covering various aspects of our technologies.

We have manufacturing operations in the U.S., Japan, China and Russia. Our wafer fabrication operations are located in our San Jose and Fremont, California facilities, as well as in our Japan facilities, and include chip design, clean room fabrication, integration and related facilities for PICs. Our manufacturing, assembly and test operations are located in our Shenzhen and Dongguan, China facilities, and in Silicon Valley, California. In addition, we have established manufacturing capability in Russia.

As of December 31, 2016,  we had 2,401 employees and non-employee contractors, of which 310 were based in the U.S., 1,913 in China, 117 in Japan, 52 in Russia and Europe and 9 in Canada.

None of our U.S. employees are represented by a labor union. Chinese law allows that all employees be members of a union that is overseen by the Chinese government. The majority of the employees in our Japanese subsidiary are also members of a union. We have never experienced employment-related work stoppages and we consider our employee relations to be good.

Our Customers

In 2016, 2015 and 2014, our ten largest customers accounted for 91%, 91% and 88% of our total revenue, respectively. In 2016, customers of 10% or more revenue were Huawei, together with its affiliate HiSilicon Technologies Co. Ltd. (collectively “Huawei”), and Ciena Corporation, which accounted for 50% and 15% of our total revenue, respectively. In 2015, Huawei and Ciena Corporation accounted for 44% and 21% of our total revenue, respectively. In 2014, Huawei, Ciena Corporation, and Alcatel-Lucent SA accounted for 38%, 15% and 10% of our total revenue, respectively.

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

We use a global direct sales force based in North America, Europe, Russia and Asia, including China and Japan. These individuals work with our product application engineers, and product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs. We have very deep technical relationships.  We believe that these collaborative engineering activities provide us insight into our customers’ broader and longer-term needs. We view our technical sales capability and our technical relationships with customers as a key part of our value delivery to our key strategic customers.

Our marketing team focuses on product strategy, product development, roadmap development, new product introduction processes, program management, product demand stimulation and assessment, and competitive analysis. Our marketing team also seeks to educate the market about our products by communicating the value proposition and product differentiation in direct customer interactions and presentations and at industry tradeshows and at technical conferences. It is important that these teams are engaged in both industry forums such as MSA, Committees, etc. as well as direct customer and end-user engagements.

Our Research and Development

We have invested and expect to continue to invest significant time and capital into our research and development operations. Research and development expenses were $57.4 million, $44.5 million and $46.0 million in 2016, 2015 and 2014, respectively.

Our research and development activities continue to push the performance leadership boundaries in high speed digital optics, hybrid optical integration, optoelectronics control and in signal processing.

Our Suppliers

We use suppliers from the U.S., China, Japan and other locations. Although there are multiple sources for most of the component parts of our products, some components are sourced from single or, in some cases, limited sources, which can increase risks of materials availability for production. We typically do not have written agreements with the majority of these component manufacturers to guarantee the supply of the key components used in our products. We also use contract manufacturers in Japan, China and other Asia locations for the back-end manufacturing of certain of our products.

As the industry scales the entire supply chain is working to scale.  As a result we work closely with our key suppliers to understand their business as we grow together.  This requires our continuing close management.

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

Our direct sales force works our customers in an integrated approach to understand current and future needs.  Because we operate a sales model that focuses on alignment with our customers there is the possibility of changes in delivery or acceptance schedules, cancellations, modifications or price reductions with limited or no penalties and the use by customers of VMI is increasing, we do not believe that backlog is a firm or reliable indicator of our future revenue and do not rely on backlog to manage our business or evaluate our performance. Changes in the amount of our backlog do not necessarily reflect a corresponding change in the level of actual or potential sales.

Seasonality

Historically, our first quarter revenue is generally seasonally lower than the rest of the year primarily due to lower capacity utilization during the holidays in China and the impact of typical price negotiations conducted at the end of each calendar year and impacting shipments during this period. This historical pattern is important in recognizing the typical annual distribution of revenue from quarter to quarter through the year.  That said, it varies markedly year to year so should not be considered a reliable indicator of our future revenue or financial performance.

Financial Information by Geographic Region

For information regarding our revenue and property, plant and equipment by geographic region, see Note 16 to the Consolidated Financial Statements. For risks relating to our operations see “Item 1A. Risk Factors” and particularly the risks under the caption “Risks related to our operations in China” and the risk factors “Our future results of operations may be subject to volatility as a result of exposure to fluctuations in foreign exchange rates, primarily the Chinese Renminbi (RMB) and Japanese Yen (JPY) exchange rates”, “We face a variety of risks associated with international sales and operations, which if not adequately managed could adversely affect our business and financial results” and “We are subject to global governmental export and import controls that could subject us to liability, impair our ability to compete in international markets or restrict our sales to certain customers”.

Competition

The market for optical communications systems is highly competitive. While no single company competes with us across all of our product areas, our competitors range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We believe the principal competitive factors in this market are:

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

We believe we compete favorably with respect to these factors. We believe our principal competitors include:

•

Furukawa Co., Ltd., Fujitsu Optical Components Limited, NTT Electronics Corporation, Oclaro, Inc., Sumitomo, Finisar, Lumentum Holdings Inc. (formerly JDS Uniphase Corporation) and others in Coherent products;

•

Accelink Technologies Co., Ltd., Broadcom (formerly Avago), Finisar, InnoLight Technology Corporation, M/A-Com, Inc, Oclaro, Source Photonics, Inc., Sumitomo and others in Datacenter and Client side products;

•	Lumentum and NTT Electronics Corporation in switching; and

•	Lumentum, NTT Electronics Corporation, M/A-Com, Inc., Oclaro, Inc., Sumitomo and others in Network Products and Solutions.

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

We also face competition from some of our customers, including Huawei and its affiliate, HiSilicon, who evaluate our capabilities against the merits of manufacturing products internally. These customers may have the ability to manufacture competitive products at a lower cost than we would charge as a result of their higher levels of integration. As a result, these customers may purchase less of our products and there would be additional pressure to lower our selling prices which, accordingly, would negatively impact our revenue and gross margin.

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

Additionally, increasing efforts to control emissions of greenhouse gases, or GHG, may also impact us. For example, our semiconductor manufacturing operations in California use perfluorocarbons, which are classified as a high global warming potential greenhouse gas. Under California’s Global Warming Solutions Act, we designed and installed additional pollution control equipment at our San Jose, California, manufacturing plant to reduce our perfluorocarbon emissions beginning in 2012. Since the end of 2012, our San Jose and Fremont, California, manufacturing facilities have maintained compliance with the Global Warming Solutions Act through the monitoring and reviewing of our Greenhouse Gas Emissions including permits issued locally by the Bay Area Air Quality Management District (BAAQMD), and we have submitted reports annually to verify such compliance. In the U.S., the Environmental Protection Agency has announced a finding relating to GHG emissions that may result in promulgation of federal GHG air quality standards that could also affect us.

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

ITEM 1A.RISK FACTORS

Risks Associated with Our Business

We are dependent on Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies Co., Ltd., Ciena, Nokia and our other key customers for a large portion of our revenue and the loss of, or a significant reduction in orders in any period from any of our major customers may reduce our revenue and adversely impact our results of operations.

We have generated most of our revenue from a limited number of customers. In the year ended December 31, 2016, Huawei Technologies, together with its affiliate HiSilicon (or collectively, Huawei), and Ciena Corporation accounted for approximately 50% and 15% of our revenue, respectively, and our top ten customers represented 91% of our revenue. In the year ended December 31, 2015, Huawei and Ciena accounted for approximately 44% and 21% of our revenue, respectively, and our top ten customers represented 91% of our revenue. In the year ended December 31, 2014, Huawei, Ciena, and Nokia Corporation accounted for 38%, 15% and 10% of our revenue, respectively, and our top ten customers represented 88% of our revenue. The loss of, or a significant reduction in orders from these major customers or any of our other key customers would materially and adversely affect our revenue and results of operations.

Manufacturing problems could impact manufacturing yields or result in delays in product shipments to customers and could adversely affect our revenue, competitive position and reputation.

We may experience delays, disruptions or quality control problems in our manufacturing operations or supply chain constraints, which could adversely impact manufacturing volumes, yields or delay product shipments. As a result, we could incur additional costs that would adversely affect our gross margin, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenue, competitive position and reputation.

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

The majority of our products are manufactured internally. However, we also rely upon contract manufacturers in Thailand, China, Japan and other Asia locations to provide back-end manufacturing and produce the finished portion of some of our products. Our reliance on contract manufacturers for these products makes us vulnerable to possible capacity constraints and reduced control over their supply chains, delivery schedules, manufacturing yields, manufacturing quality/controls and costs. If one of our contract manufacturers is unable to meet all of our customer demand in a timely fashion, whether due to their direct operating control or due to their supply chain, this could have a material adverse effect on the revenue from our products.

We are subject to risks and uncertainties related to our revenue growth outlook in China.

Fiber optics telecommunication growth in China is an important contributor to our success. We expect a major portion of our revenue growth to come from China infrastructure spending in wireline and wireless networks, notably from the three largest China telecom carriers, China Mobile Communications Corporation, China Telecommunications Corporation and China United Network Communications Group Co., Ltd. In part, this infrastructure spending originates from the publicly announced China Broadband 2020 National Initiative. If the anticipated Chinese spending and carrier large tender awards do not materialize as anticipated, or if there are unanticipated delays in the Chinese initiative, our business, financial condition, results of operations and prospects would be adversely affected.

We are under continuous pressure to reduce the prices of our products, which has adversely affected, and may continue to adversely affect, our gross margins.

The communications networks industry has been characterized by declining product prices over time as technological advances increase price and performance and put pressure on existing products. We have reduced the prices of many of our products in the past, most often during annual end-of-year price negotiation. We expect pricing pressure for our products to continue, including from our major customers. To maintain or increase their market share, our competitors also reduce prices of their products each year. In addition, our customers may seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs or introducing new products, our gross margin would be adversely affected.

If the Metro and datacenter interconnect market sectors do not grow as rapidly as we expect, or if demand for our products in these sectors is lower than we expect, our revenue growth may be adversely affected.

We expect that our future growth in the market for 100G and beyond coherent products to be driven in large part by the increased adoption of our products in the Metro market segment and in the high-performance datacenter interconnect market. Over the last several years, 100G and beyond coherent technology has seen increasing adoption in the Long Haul market segment and now is penetrating the much larger Metro sector of the market.

If we fail to achieve or sustain a leadership position in the Long Haul telecom sector and use our position in that market to penetrate the Metro and datacenter interconnect segments, if these segments fail to grow as expected, or if demand for our products in the Metro and datacenter interconnect market segments fails to materialize, our business, financial condition, results of operations and prospects would suffer.

We face intense competition which could negatively impact our results of operations and market share.

The communications networks industry is highly competitive. Our competitors range from large international companies offering a wide range of products to smaller companies specializing in niche products.

Some of our competitors have substantially greater name recognition, technical, financial, and marketing resources, and greater manufacturing capacity, as well as better-established relationships with customers, than we do. Some of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies. Some of our competitors may be able to develop new products more quickly than us and may be able to develop products that are more reliable or which provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at below-market pricing levels that could prevent us from competing effectively and result in a loss of sales or market share or cause us to lower prices for our products.

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

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated growth and our business could suffer.

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

We make planning and spending decisions based on our estimates of customer requirements. The short-term nature of commitments by many of our customers, and the possibility of unexpected changes in demand for their products, reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, necessitate higher or more restrictive procurement commitments, increase our manufacturing yield loss and scrapping of excess materials, result in delayed shipments and/or reduce our gross margins. We may not have sufficient capacity at any given time to meet the volume demands of our customers, and we may have difficulty expanding our manufacturing operations on a timely basis to meet increasing customer demand. Additionally, one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand due to market downturns or other reasons would have a material adverse effect on our operating results.

We have had a history of losses which may recur in the future.

We have had a history of losses and we may incur additional losses in future periods. As of December 31, 2016, our accumulated deficit was $298.7 million. We also expect to continue to make significant expenditures related to the ongoing operation and development of our business. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations.

The majority of our customer contracts do not commit customers to specified buying levels, and many of our customers may decrease, cancel or delay their buying levels at any time with little or no advance notice to us.

Our products are typically sold pursuant to individual purchase orders or by use of a vendor-managed inventory, or VMI, model, which is a process by which we ship agreed quantities of products to a customer-designated location and those products remain our inventory and we retain the title and risk of loss for those products until the customer takes possession of the products. Our customers are typically not contractually committed to buy any quantity of products beyond firm purchase orders. Many of our customers may increase, decrease, cancel or delay purchase orders already in place. We have experienced and expect to continue to experience wide fluctuations in demand from customers using VMI, particularly Huawei Technologies Co., Ltd. and their affiliate HiSilicon Technologies Co., Ltd., even in instances where we have built and shipped products to the customer-designated locations as VMI.

If we fail to adequately manage our growth and expansion, our business and financial results will suffer.

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

Our success and ability to further scale our business will depend, in part, on our ability to manage changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. Any failure to effectively manage growth, maintain our quality and/or or customer satisfaction could adversely affect our business and reputation.

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

We depend on a limited number of suppliers for certain components and materials we have qualified to use in the manufacture of certain of our products. Some of these suppliers could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality, consistency, or business continuity issues. Some of these components and materials are available only from a sole source, or have been qualified only from a single source. We may also face component shortages if we experience increased demand for components beyond what our qualified suppliers can deliver. If we experience component shortages from certain key suppliers, we may be unable to meet customer demand or may have higher purchasing costs, or both. Although we engage in various actions to mitigate the impact of these shortages, any inability on our part to obtain sufficient quantities of critical components at reasonable costs could adversely affect our ability to meet demand for our products, which could cause our revenue, results of operations, or both to suffer.

Our customers generally restrict our ability to change the component parts in our modules without their approval and such changes may require repeating product qualification processes. The reliance on a sole supplier, single qualified vendor or limited number of suppliers could result in delivery and quality problems, reduced control over product pricing, reliability and performance and an inability to identify and qualify another supplier in a timely manner. Any supply deficiencies relating to the quality, quantities or timeliness of delivery of components that we use to manufacture our products could adversely affect our ability to fulfill our customer orders and our results of operations.

We must continually achieve new design wins and enhance existing products or our business and future revenue may be harmed.

The markets for our products are characterized by frequent new product introductions, changes in customer requirements and evolving industry standards, all with an underlying pressure to reduce cost and meet stringent reliability and qualification requirements. Our future performance will depend on our successful development, introduction and market acceptance of new and enhanced products that address these challenges. The anticipated or actual introduction of new and enhanced products by us and by our competitors may cause our customers to defer or cancel orders for our existing products, and could result, and in the past, has resulted, in a write-down in the value of inventory. To the extent customers defer or cancel orders for our products for any reason or we fail to achieve new design wins, our competitive position would be adversely affected and our ability to grow revenue would be impaired.

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

We may be exposed to costs or losses from product lines that we intend to exit or may undertake divestiture of portions of our business that require us to continue providing substantial post-divestiture transition services and support, which may cause us to incur unanticipated costs and liabilities and adversely affect our financial condition and results of operations.

In August 2016, we announced our intention to reduce the volume and end the production of certain of our lower-margin laser and PON products within a year of August 2016. In January 2017, we completed the sale of assets and transfer of certain liabilities of our access network and low speed transceiver product lines (the “Low Speed Transceiver Products”).  The foregoing actions are part of our strategy to exit products that have been declining in revenue and have lower gross margins than our other higher speed products. We may incur additional costs in connection with the sale or end-of-life of these products, or other products and/or facilities in the future, and our revenues and net income could be negatively affected, particularly in the short term, in connection with the end-of-life or sales of such products and/or facilities.  It is also possible that we could incur continued costs or liabilities after the end-of-life process is completed, which could have a material adverse effect on our financial condition or operating results.

We are subject to the cyclical nature of the markets in which we compete and any future downturn may reduce demand for our products and revenue.

The markets in which we compete are tied to the aggregate capital expenditures of telecommunications service providers as they build out and upgrade their network infrastructure. These markets may be cyclical and characterized by rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, including recently to varying degrees in China, the U.S. and Europe, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles—for both manufacturers’ and their customers’ products—or in response to over or under purchasing of inventory by our customers relative to ultimate carrier demand, and with declining general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

Our historical results of operations have been subject to substantial fluctuations, and we may experience substantial period-to-period fluctuations in future results of operations.

If spending for communications networks does not continue to grow as expected, our business and financial results may suffer.

Our future success as a provider of modules and subsystems to leading network equipment vendors depends on continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including cloud services, mobile video and data services, wireless 4G/LTE and 5G services, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless devices that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high-speed communications networks and the ability of network equipment vendors and carrier datacenter operators to fulfill this demand.

We face a variety of risks associated with international sales and operations, which if not adequately managed could adversely affect our business and financial results.

We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations is based in Shenzhen and Dongguan, China and we have additional operations in Japan, Russia and Canada. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

•	difficulties in staffing, managing and supporting operations in more than one country;
•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
•	fewer legal protections for intellectual property in foreign jurisdictions;

•	the need for compliance with local laws and regulations;
•	foreign and U.S. taxation issues and international trade barriers;
•	general economic and political conditions in the markets in which we operate;
•	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;
•	imposition of export restrictions on sales to any of our major foreign customers;
•	fluctuations in foreign economies and fluctuations in the value of foreign currencies and interest rates;
•	trade and travel restrictions;
•	outbreaks of contagious disease;
•	domestic and international economic or political changes, hostilities and other disruptions; and
•

difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act and international labor standards. Negative developments in any of these areas in China, Japan, Russia or other countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, higher labor costs and a higher cost of doing business.

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

In connection with our raising capital in an April 2012 private placement of common stock, we have established a wholly-owned subsidiary and company operations in the Russian Federation. The establishment of successful operations in the Russian Federation requires capital expenditure over several years, and is in part dependent on the cooperation of Russian entities that could include the Russia government and other third parties. If there are delays in our efforts to establish and maintain operations in the Russian Federation, the anticipated benefits of our Russian expansion may not be realized or may take longer to realize than expected. We could be required to pay up to $3.5 million to Joint Stock Company “RUSNANO” (formerly Open Joint Stock Company “RUSNANO”), or Rusnano, if we do not meet certain investment conditions towards our Russian operations by 2019.

Our business operations conducted in Russia are relatively small compared to our overall business.  However, we are subject to economic, political, legal, and social events and developments in Russia, including but not limited to actions such as restrictions placed on U.S. companies doing business in Russia.

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

Increasing costs and other factors may adversely impact our gross margins.

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

If we raise additional funds an equity financing, the percentage ownership of our stockholders could be significantly diluted. In addition, a portion of our cash, cash equivalents and restricted cash is held by our subsidiaries outside of the U.S. and we may not be able to repatriate off-shore cash to the U.S. without taxes that may be substantial.

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

Acquisitions involve numerous risks. The failure to successfully evaluate and execute acquisitions or otherwise adequately address such risks could result in excess costs and materially harm our business and financial results.

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

Our products are complex and undergo quality testing as well as formal qualification, both by our customers and by us. For various reasons, such as the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. Any significant product failure could result in lost future sales of the affected product and other products, as well as customer relations problems and litigation, which could harm our business.

The communications networks industry has long product development cycles requiring us to incur product development costs without assurances of an acceptable investment return.

Large volumes of communications equipment and support structures are installed with considerable expenditures of funds and other resources, and long investment return period expectations. At the component supplier level, these cycles create considerable, typically multi-year, gaps between the commencement of new product development and volume purchases. Due to changing industry and customer requirements, we are constantly developing new products, including seeking to further integrate functions on PICs and developing and using new technologies in our products. These development activities necessitate significant investment of capital. Our new products often require a long time to develop because of their complexity and rigorous testing and qualification requirements. Accordingly, we and our competitors often incur significant research and development and sales and marketing costs for products that, initially, will be purchased by our customers long after much of the cost is incurred and, in some cases, may never be purchased due to changes in industry or customer requirements in the interim.

We are subject to global governmental export and import controls that could subject us to liability, impair our ability to compete in international markets, or restrict our sales to certain customers.

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products, especially laser-dependent products. In some cases, it is possible that export licenses would be required from the U.S. or other government agencies outside the U.S. such as, but not limited to, Japan, China or Russia for some of our products in accordance with various statutes. In addition, various countries regulate the export or import of certain technologies and have enacted laws that could limit our ability to distribute our products. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to export or sell our products or to obtain any required licenses would adversely affect our business, financial condition and results of operations.

If we fail to protect our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.

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

Policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation, unauthorized use or other infringement of our intellectual property rights. Further, we may not be able to effectively protect our intellectual property rights from misappropriation or other infringement in foreign countries where we have not applied for patent protections, and where effective patent, trademark, trade secret and other intellectual property laws may be unavailable, or may not protect our proprietary rights as fully as U.S. or Japan law. Particularly, our U.S. patents do not afford any intellectual property protection in China, Japan, Canada or other Asia locations, including Russia, where we have company operations.

In the future, we may need to take legal actions to prevent third parties from infringing upon or misappropriating our intellectual property or from otherwise gaining access to our technology. Protecting and enforcing our intellectual property rights and determining their validity and scope could result in significant litigation costs and require significant time and attention from our technical and management personnel. If we fail to protect our intellectual property and other proprietary rights, or if such intellectual property and proprietary rights are infringed or misappropriated, our business, results of operations or financial condition could be materially harmed.

We may be involved in intellectual property disputes, which could divert management’s attention, cause us to incur significant costs and prevent us from selling or using the challenged technology.

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

From time to time we may choose to or be required to license technology or intellectual property from third parties in connection with the development of our products. Failure to obtain a necessary third-party license required for our product offerings or to develop new products and product enhancements could adversely affect our business.

Participation in standards setting organizations may subject us to intellectual property licensing requirements or limitations that could adversely affect our business and prospects.

In the course of our participation in the development of emerging standards for some of our present and future products, we may agree to grant to all other participants a license to our patents that are essential to the practice of those standards on reasonable and non-discriminatory, or RAND, terms. If we fail to limit to whom we license our patents, or fail to limit the terms of any such licenses, we may be required to license our patents or other intellectual property to others in the future, which could limit the effectiveness of our patents against competitors.

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

Similarly, our worldwide operations could be subject to secondary effects of natural disasters, terrorist attacks or other catastrophic events. Even if our facilities are not directly affected, any of these types of events could substantially disrupt the business of our suppliers or customers, which could have a material adverse effect on us.

Rapidly changing standards and regulations could make our products obsolete, which would cause our revenue and results of operations to suffer.

We design our products to conform to regulations established by governments and to standards set by industry standards bodies worldwide, such as The American National Standards Institute, the European Telecommunications Standards Institute, the International Telecommunications Union and the Institute of Electrical and Electronics Engineers. Various industry organizations are currently considering whether and to what extent to create standards for elements used in 100Gbps and beyond systems. Because certain of our products are designed to conform to current specific industry standards, if competing or new standards emerge that are preferred by our customers, we would have to make significant expenditures to develop new products and our revenue and results of operations would suffer.

Potential changes in our effective tax rate could negatively affect our future results.

We are subject to income taxes in the U.S., China, Japan and other foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses and the valuation of deferred tax assets and liabilities, including our ability to utilize our net operating losses. Increases in our effective tax rate could negatively affect our results of operations.

Our future results of operations may be subject to volatility as a result of exposure to fluctuations in foreign exchange rates, primarily the Chinese Renminbi (RMB) and Japanese Yen (JPY) exchange rates.

We are exposed to foreign exchange risks. Foreign currency fluctuations may adversely affect our revenue and our costs and expenses, and hence our results of operations. A substantial portion of our business is conducted through our subsidiaries based in China, whose functional currency is the RMB and Japan, whose functional currency is the JPY, and a smaller amount in Russian Rubles (RUB). The value of the RMB against the U.S. dollar and other currencies and the value of the JPY and RUB against the U.S. dollar and other currencies fluctuate and are affected by, among other things, changes in political and economic conditions.

To the extent that transactions by our subsidiaries in China and Japan are denominated in currencies other than the RMB and JPY, we bear the risk that fluctuations in the exchange rates of the RMB and JPY in relation to other currencies could decrease our revenue or increase our costs and expenses, therefore having an adverse effect on our future results of operations.

While we generate a significant portion of our revenue in U.S dollars, a significant portion of our cost of goods sold are in RMB and JPY. Therefore appreciation in RMB and JPY against the U.S. dollar would negatively impact our cost of goods sold upon translation to U.S. dollars.

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

As part of our annual evaluation of internal controls for fiscal 2016, our management identified several deficiencies (including inadequate written shipping procedures) in our internal control over financial reporting related to certain revenue cut-off procedures. These deficiencies aggregated to a material weakness in our controls over revenue cut-off procedures, which affected the timing of our revenue recognition.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While no actual material misstatements were identified for the three years ended December 31, 2016, the material weakness had not been remediated as of December 31, 2016.

Over the course of 2017, we intend to develop and implement a remediation plan designed to address this material weakness. However, if our remediation measures are insufficient to address this material weakness, if any of our personnel overrides our controls or if additional material weaknesses in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see “Item 9A. Controls and Procedures”.

 If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. If we fail to maintain the adequacy of our internal controls over financial reporting, our business and operating results may be harmed and we may fail to meet our financial reporting obligations. If material weaknesses in our internal control are discovered or occur, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure of our internal controls could adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock may decline.

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

Covenants in our borrowing arrangements may limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic or industry conditions.

We have lending arrangements with several financial institutions, which generally require us to maintain certain financial covenants and limit our ability to take certain actions such as incurring some kinds of additional debt, paying dividends, or engaging in certain transactions like mergers and acquisitions, investments and asset sales without the lenders’ consent. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, a breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness.

We may be unable to utilize our net operating loss carryforwards to reduce our income taxes, which could adversely affect our future financial results.

As of December 31, 2016, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $207.3 million and $51.0 million, respectively. As these net operating losses have not been utilized and may not be utilized prior to their expiration in the future. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized and increases in future tax liabilities.

We may utilize conflict minerals in our production or rely on suppliers who utilize conflict minerals in their production, and the use of such conflict minerals may negatively impact our results of operations.

Since 2013, we have been subject to reporting obligations for the use of conflict minerals originating in the Democratic Republic of the Congo and adjoining countries and subsequently have timely filed our conflict minerals reports with the SEC. If we fail to comply with these requirements, our operating results could be harmed.

In some instances, we rely on third-party sales representatives to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future revenue.

Although we primarily sell our products through direct sales to systems vendors, we also sell our products to some of our customers through third-party sales representatives. Many of our third-party sales representatives also market and sell competing products from our competitors. Our third-party sales representatives may terminate their relationships with us at any time, or with short notice. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If our third-party sales representatives fail to perform as expected or to operate their businesses effectively, our revenue and results of operations could be harmed.

We are subject to environmental, health and safety laws and regulations, which could subject us to liabilities, increase our costs, or restrict our business or operations in the future.

Our manufacturing operations and our products are subject to a variety of federal, state, local and international environmental, health and safety laws and regulations in each of the jurisdictions in which we operate or sell our products. Our failure to comply with present and future environmental, health or safety requirements, or the identification of contamination, could cause us to incur substantial costs, including cleanup costs, monetary fines, civil or criminal penalties, or curtailment of operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue in 2016 was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 36% as of December 31, 2016, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Furthermore, any slowdown or economic downturn, whether actual or perceived, in China could have a material adverse effect on our business, financial condition and results of operation.

The termination, expiration or unavailability of our preferential income tax treatment in China may have a material adverse effect on our operating results.

Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises.  Historically, one of our subsidiaries in China qualified for a preferential 15% tax rate that is available for new and high technology enterprises. In June 2016, the State Administration of Taxation issued a notice to adjust the requirements for high technology enterprise status. As a result, we did not meet the requirements for 2016 and became subject to the 25% regular income tax rate, which may impact our operating results for 2016 and future years.

Our subsidiaries in China may be subject to restrictions on dividend payments, on making other payments to us or any other affiliated company, and on borrowing or allocating tax losses among our subsidiaries.

Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital, as well as to allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. As of December 31, 2016, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. Accordingly, we may not be able to move our capital easily, which could harm our business.

Restrictions on currency exchange may limit our ability to receive and use our revenue and cash effectively.

Because a portion of our revenue is denominated in RMB, any restrictions on currency exchange may limit our ability to use revenue generated in RMB to fund any business activities we may have outside China or to make dividend payments in U.S. dollars. Under relevant Chinese rules and regulations, the RMB is convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, without the prior approval of the State Administration of Foreign Exchange, or SAFE. We cannot be certain that Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. If such restrictions are imposed, our ability to adjust our capital structure or engage in foreign exchange transactions may be limited.

Uncertainties with respect to China’s legal system could adversely affect the legal protection available to us.

Our operations in China are governed by Chinese laws and regulations. Our subsidiaries in China are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. China’s legal system is a civil law system based on written statutes. Unlike common law systems, it is a legal system where decided legal cases have limited value as precedents. However, China has not developed a fully-integrated legal system, and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Uncertainties in the Chinese legal system may impede our ability to enforce the contracts we have entered into with our distributors, business partners, customers and suppliers. In addition, protections of intellectual property rights and confidentiality in China may not be as effective as in the U.S. or other countries or regions with more developed legal systems. All of these uncertainties could limit the legal protections available to us and could materially and adversely affect our business and operations.

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

China imposes controls on technology import and export. The term “technology import and export” is broadly defined to include, without limitation, the transfer or license of patents, software and know-how, and the provision of services in relation to technology. Depending on the nature of the relevant technology, the import and export of technology to or from China requires either approval by, or registration with, the relevant Chinese governmental authorities. Additionally, the Chinese government requires the patent application for any invention made at least in part in China to be filed first in China, then undergo a government secrecy review and obtain a license before such application is filed in other countries.

If the Chinese government determines that we failed to obtain follow required procedures and obtain the appropriate license before filing a patent application outside China for an invention made at least in part in China, our China patents on such products may be invalidated, which could have a material and adverse effect on our business and operations.

China regulation of loans and direct investment by offshore holding companies to China entities may delay or prevent us from using our cash proceeds to make loans or additional capital contributions to our China subsidiaries.

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

We may have difficulty maintaining adequate management, legal and financial controls in China, which we are required to do in order to comply with Section 404 of the Sarbanes-Oxley Act and securities laws, and which could cause a material adverse impact on our consolidated financial statements, the trading price of our common stock and our business.

Chinese companies have historically not adopted a western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. Most of our middle management staff in China are not educated in the western system, and we may have difficulty hiring new employees in China with experience and expertise relating to accounting principles generally accepted in the U.S. and U.S. public-company reporting requirements. These issues could make it more difficult for us to establish and maintain adequate internal control over our financial reporting, which could then result in errors that could cause a material misstatement of our consolidated financial statements.

We may be exposed to liabilities under the FCPA and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practices Act of 1977, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make significant sales in China. China also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents or distributors, even though they may not always be subject to our control. Although we have implemented policies and procedures to discourage these practices by our employees, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA or anti-corruption laws in other countries may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile due to fluctuation of our financial results from quarter-to-quarter and other factors.

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

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Annual Report on Form 10-K, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.

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

In January 2017 we did not file a Current Report on Form 8-K reporting the completion of the sale of the assets of our Low Speed Transceiver Products within the time frame required by the SEC. As a result of our failure to file this Current Report by the filing date required by the SEC, we are not eligible to file or use a Form S-3 registration statement to conduct public offerings until our filings with the SEC have been timely made for a full year. Our ineligibility to use Form S-3 during this time period may have a negative impact on our ability to quickly access the public capital markets because we would be required to file a long-form registration statement and wait for the SEC to declare such registration statement effective. This may limit our ability to access the public markets quickly to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business.

The concentration of our capital stock ownership with our principal stockholders, executive officers and directors and their affiliates may limit other stockholders’ ability to influence corporate matters.

As of December 31, 2016, our executive officers and directors, and entities that are affiliated with them or that have a right to designate a director, beneficially own an aggregate of approximately 39%  of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

Our properties consist primarily of owned and leased office and manufacturing facilities. Our corporate headquarters are located in San Jose, California and our manufacturing facilities are primarily located in Shenzhen and Dongguan, China and Tokyo, Japan. The following schedule presents the approximate square footage of our facilities as of December 31, 2016:

Location	Square Feet	Commitment and Use
San Jose, California	103,314	Leased; 2 buildings used for corporate headquarters offices and wafer fabrication.
Fremont, California	73,186	Leased; 2 buildings used for wafer fabrication and research and development.
Shenzhen, China (1)	236,853	Owned; 1 building and 1 floor of a building. Used for manufacturing, research and development, and sales and marketing.
Shenzhen, China	21,533	Leased; 2 buildings used for staff dormitory.
Dongguan, China	94,550	Leased; 2 buildings used for manufacturing and for staff dormitory.
Tokyo, Japan	143,875	Owned; 1 building used for manufacturing, research and development and marketing.

(1)	The owned floor of the building in Shenzhen, representing 23,361 square feet, was leased to a tenant effective February 2014.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 28, 2017, there were approximately 79 holders of record of our common stock (not including beneficial holders of our common stock holder in street names). We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, consent from our existing credit facility lender in the U.S., and other factors our board of directors may deem relevant.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by the New York Stock Exchange.

	Low	High
Fiscal Year 2016:
First Quarter	$8.04	$14.04
Second Quarter	$8.53	$14.49
Third Quarter	$9.10	$18.22
Fourth Quarter	$10.79	$16.86
Fiscal Year 2015:
First Quarter	$2.81	$6.88
Second Quarter	$5.45	$11.05
Third Quarter	$5.76	$9.44
Fourth Quarter	$6.57	$11.40

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

	NeoPhotonics	S&P 500	NASDAQ Telecom
2/2/2011	$100	$100	$100
12/31/2011	$35	$96	$83
12/31/2012	$43	$109	$84
12/31/2013	$53	$142	$105
12/31/2014	$26	$158	$114
12/31/2015	$82	$157	$105
12/31/2016	$82	$172	$121

For equity compensation plan information refer to Item 12 of this Annual Report on Form 10-K.

Use of Proceeds

In 2015, we completed our follow-on offering of 6,866,689 shares of our common stock in a registered public offering at $7.25 per share. We raised approximately $45.6 million, net of underwriting costs and other offering expenses of approximately $4.1 million. We held the proceeds received from our follow-on public offering as cash, cash equivalent and short-term investments and intend to continue to invest the funds in money market accounts and short-term marketable securities including money market funds, government agency securities,  corporate debt securities and U.S. government securities. There has been no material change in the planned use of proceeds from our follow-on public offering as described in our final prospectus filed with the SEC on May 22, 2015 pursuant to Rule 424(b).

In both 2016 and 2015, we filed a resale registration statement, which registered 4,972,905 shares of the Company’s common stock, at a par value of $0.0025 per share, held by Rusnano. We do not receive any proceeds from any sales of our common stock held by Rusnano. We expect to file a resale registration statement in 2017 covering the same amount of shares held by Rusnano.

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

We derived the consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Years ended December 31,
Consolidated Statement of Operations Data:	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (9)
	(in thousands, except per share data)
Revenue	$411,423	$339,439	$306,177	$282,242	$245,423
Cost of goods sold	294,290	240,358	235,059	217,069	184,163
Gross profit	117,133	99,081	71,118	65,173	61,260
Operating expenses	114,114	95,128	90,250	98,846	78,167
Income (loss) from operations	3,019	3,953	(19,132)	(33,673)	(16,907)
Interest and other income, net	373	2,819	1,932	538	599
Provision for income taxes	(3,597)	(3,104)	(2,519)	(1,204)	(1,364)
Income (loss) from continuing operations	(205)	3,668	(19,719)	(34,339)	(17,672)
Income from discontinued operations, net of tax	—	—	—	—	142
Net income (loss)	$(205)	$3,668	$(19,719)	$(34,339)	$(17,530)
Basic net income (loss) per share (5)	$(0.00)	$0.10	$(0.61)	$(1.11)	$(0.62)
Diluted net income (loss) per share (5)	$(0.00)	$0.09	$(0.61)	$(1.11)	$(0.62)

	Years ended December 31,
Consolidated Balance Sheet Data:	2016	2015	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$82,500	$76,088	$43,035	$57,101	$36,940
Short-term investments	19,015	23,294	—	17,916	64,301
Restricted cash and investments	4,085	2,660	21,254	2,138	2,626
Working capital (6)	124,468	151,211	102,130	124,298	152,374
Total assets	390,887	341,878	286,284	302,227	295,632
Long-term debt (including current portion)	10,962	11,519	23,336	34,475	22,167
Common stock and additional paid-in capital (7)	532,484	511,852	456,271	447,546	438,934
Total equity	225,405	211,656	159,456	176,811	202,680

(1)	In 2016, our stock options and stock appreciation units with market condition were vested and we recognized approximately $5.7 million in related stock-based compensation expense in the period.

(2)

We acquired the tunable laser product lines of EMCORE Corporation on January 2, 2015 and the optical power monitoring business of EigenLight Corporation on November 2, 2015 and the results of operations from these acquisitions are included from the date of acquisition.

(3)

In 2014, we recognized total escrow settlement gain of $4.9 million, of which $3.9 million pertained to certain indemnification claims by us in connection with the acquisition of Santur in 2011 and $1.0 million pertained to our acquisition of NeoPhotonics Semiconductor in 2013.

(4)	We acquired NeoPhotonics Semiconductor on March 29, 2013 and its results of operations are included from the date of acquisition.
(5)	See Note 5 to the Consolidated Financial Statements for a description of our calculation of net income (loss) per share.
(6)	Working capital is defined as total current assets less total current liabilities.
(7)

In connection with our follow-on public offering completed in 2015, we issued 6,866,689 shares of common stock at $7.25 per share and raised approximately $45.6 million, net of underwriting discounts and offering costs.

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

Business overview

We develop, manufacture and sell optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks. We sell our products to the world’s leading network equipment manufacturers, including Nokia (formerly Alcatel-Lucent, which was acquired by Nokia in January 2016), Ciena Corporation, Cisco Systems, Inc., HiSilicon Technologies, Ltd., an affiliate of Huawei Technologies, Co., Ltd. and Huawei Technologies Co., Ltd. (collectively “Huawei”). These companies are among our largest customers and a focus of our strategy due to their leading market positions.

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

Recognizing our focus on growth in our 100Gbps (“100G”) and beyond products, we align our product group reporting to “High Speed Products” which includes products designed for 100G and beyond applications and “Network Products and Solutions,” which comprises all products designed for applications below 100G.  In 2016 and 2015, High Speed Products represented approximately 67%  and 58% of total revenue, respectively, and Network Products and Solutions represented approximately 33%  and 42% of total revenue, respectively.

In 2016, our revenue growth of 21% compared to 2015 was driven primarily by demand for our High Speed Products, as carriers continued to accelerate deployment of high capacity optical transport networks worldwide, particularly in China. Our gross margin was 28.5% in the year ended December 31, 2016 compared to 29.2% in the year ended December 31, 2015. The decrease in gross margin year over year was primarily attributable to higher stock-based compensation expense, unfavorable cost of goods sold impact as a result of the recoverable inventory associated with the bankruptcy reorganization by one of our distributors and lower pricing,  partially offset by cost reduction and favorable product mix.  In December 2016, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with APAT Optoelectronics Components Co., Ltd. (the “Purchaser”) for the sale of certain assets of our access and low speed transceiver product lines (the “Low Speed Transceiver Products”) which was completed in January 2017.  All of these products were part of our Network Products and Solutions group and include the low speed passive optical network, or PON, products for which the end-of-life plan was announced in mid-2016. In 2016, 2015 and 2014, the Low Speed Transceiver Products generated approximately 15%, 27% and 36% of our total revenue, respectively.

The asset sale consists of approximately $25.0 million in cash consideration plus approximately $1.4 million post-closing transition services under a transition services agreement with the Purchaser. The purchase price was reduced by $3.4 million after closing for inventory adjustments and is subject to other adjustments of up to $10.0 million for any potential indemnification claims.

In 2017, we expect continued volume growth for our High Speed Products, although quarter-to-quarter results may show considerable variability as is usual in a rapid initial ramp-up following the introduction of new technologies.

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

The amount of revenue recognized in a given period is affected by our judgement. Contracts and/or customer purchase orders are assessed to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and the customer’s payment history. Our estimates are based on historical experience. If the actual amounts are significantly different from our estimates, our operating results could have a material impact.

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

Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions, or the market price of our common shares, used in the option-pricing models change, our stock-based compensation expense could materially change our consolidated financial statements.

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

Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Such assumptions are believed to be reasonable but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

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

We perform annual goodwill impairment test in the fourth fiscal quarter by reporting unit. We could be subject to additional goodwill impairment tests in the event of changes in industry and market conditions, our business and reporting structure. During the fourth quarter of fiscal 2016, we performed a sensitivity analysis for goodwill impairment and determined that the estimated fair value substantially exceeded the carrying value of the underlying goodwill and a hypothetical 10% decline in the fair value of the reporting unit would not result in an impairment of goodwill.

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

Valuation of inventories

We record inventories at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventories in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs which would be charged to cost of goods sold. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles. Write-downs of excess and obsolete inventory are charged to cost of goods sold. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, it will result in lower costs and higher gross margin for those products. Any write-downs would have an adverse impact on our gross margin. In 2016, 2015 and 2014, inventory write-down charges were approximately $3.0 million, $6.5 million and $1.5 million, respectively. Our inventory write-down charges in 2015 included a $2.8 million charge resulting from the phasing-out of our earlier-generation tunable laser products.

Warranty liabilities

We provide warranties to cover defects in workmanship, materials and manufacturing of our products to meet stated functionality specifications. We test products against specified functionality requirements prior to delivery, but we nevertheless from time to time experience claims under our warranty guarantees. We accrue for estimated warranty costs under those guarantees based upon historical experience, and for specific items at the time their existence is known and the amounts are determinable. We charge a provision for estimated future costs related to warranty activities to cost of goods sold based upon historical product failure rates and historical costs incurred in correcting product failures. We recorded warranty expense of $0.1 million, $0.1 million and $0.9 million for each of the years ended December 31, 2016, 2015 and 2014, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin and profitability would be adversely affected.

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

Results of operations

Our business is focused on the highest speed digital optics and signal processing communications applications. In 2016, we entered into an Asset Purchase Agreement for the sale of assets of our Low Speed Transceiver Products within our Network Products and Solutions product group. In 2016, 2015 and 2014, the Low Speed Transceiver Products represent approximately 15%, 27% and 36% of total revenue, respectively. The asset sale was closed on January 2017.

In 2016, our stock-based stock options and stock appreciation units with market conditions vested when the average closing price of our common stock over 20 consecutive trading days exceeded $15.00 per share and we recorded approximately $5.7 million in related stock-based compensation expense within cost of goods sold and operating expenses.

We acquired the tunable laser product lines of EMCORE Corporation in January 2015 and the optical power monitoring business of EigenLight Corporation in November 2015 and the results of operations from these acquisitions are included from the date of acquisition.

The following table presents certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2016	2015	2014
Revenue	100%	100%	100%
Gross profit	28%	29%	23%
Operating expenses	27%	28%	29%
Income (loss) from operations	1%	1%	(6)%
Interest and other income, net	0%	1%	1%
Income (loss) before income taxes	1%	2%	(5)%
Net income (loss)	(0)%	1%	(6)%

Revenue

		% Change		% Change
(in thousands, except percentages)	2016	2016 to 2015	2015	2015 to 2014	2014
Total revenue	$411,423	21%	$339,439	11%	$306,177

We sell substantially all of our products to original equipment manufacturers, or OEMs. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in U.S. dollars, Chinese Renminbi (“RMB”) and Japanese Yen (“JPY”). Revenue is driven by the volume of shipments and may be impacted by pricing pressures. We have generated most of our revenue from a limited number of customers.

Customers accounting for more than 10% of our total revenue and revenue from our top ten customers for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Years Ended December 31,
	2016	2015	2014
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd (1)	50%	44%	38%
Ciena Corporation	15%	21%	15%
Nokia Corporation	* %	* %	10%
Percent of revenue from top ten customers	91%	91%	88%

* Revenue less than 10%

(1) Huawei’s percentage of revenue included its affiliate, HiSilicon. Revenue from HiSilicon represented approximately 36%, 23% and 15% of total revenue, respectively, in 2016, 2015 and 2014.

For the years ended December 31, 2016, 2015 and 2014, our percentage of sales from our China-based subsidiaries, the majority of which were denominated in RMB, were 4%, 5% and 20%, respectively.

Total revenue increased by $72.0 million, or 21%, in 2016 compared to 2015.  The increase was primarily attributable to an increase in revenue from our High Speed Products driven by product demand, partially in China. Our High Speed Products increased to 67% of revenue in 2016 from 58% in 2015 and our Network Products and Solutions revenue decreased from 42% in 2015 to 33% in 2016. The increase in High Speed Products revenue was partially offset by a decrease in Network Products and Solutions revenue largely due to our product phase-out efforts to improve our gross margin. In 2016, total revenue from China, the United States, Japan and rest of the world was $254.7 million, $67.8 million, $12.0 million and $76.9 million, respectively, compared to $182.5 million, $77.9 million, $12.7 million and $66.4 million, respectively, in 2015.

Total revenue increased by $33.3 million, or 11%, in 2015 compared to 2014. The increase was primarily attributable to an increase in revenue from our High Speed Products driven by customer demand and acquisition of the tunable laser products from EMCORE. Our High Speed Products increased from 42% in 2014 to 58% of total revenue in 2015 and our Network Products and Solutions revenue decreased from 58% in 2014 to 42% in 2015. The increase in High Speed Products revenue was partially offset by a decrease in Network Products and Solutions revenue largely due to our product phase-out efforts to improve our gross margin. In 2015, revenue from the United States increased $21.3 million, or 38%, and revenue from China increased $21.0 million, or 13%, partially offset by decreases in Japan and other regions, compared to 2014. In 2015, total revenue from China, the United States, Japan and rest of the world was $182.5 million, $77.9 million, $12.7 million and $66.4 million, respectively. Revenue related to products acquired from EMCORE was approximately $55.8 million in 2015.

In 2017, we expect continued growth in revenue from our High Speed Products. We also expect that a significant portion of our revenue will continue to be derived from a limited number of customers. We expect a significant portion of our sales to continue to be denominated in foreign currencies, including RMB, and, to a lesser extent, in JPY, and therefore may be affected by changes in foreign currency exchange rates.

Cost of goods sold and gross margin

		% Change		% Change
(in thousands, except percentages)	2016	2016 to 2015	2015	2015 to 2014	2014
Cost of goods sold	$294,290	22%	$240,358	2%	$235,059

	2016	2015	2014
Gross profit as a % of revenue	28.5%	29.2%	23.2%

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

In 2016, gross profit increased $18.1 million, or 18%, to $117.1 million in 2016, compared to $99.1 million in 2015, primarily attributable to revenue growth, volume increase and cost reduction, partially offset by lower pricing, higher stock-based compensation expense and an  unfavorable cost of goods sold impact as a result of the unrecoverable inventory associated with the bankruptcy reorganization by one of our distributors.

Gross margin decreased by approximately one percentage point to 28.5% in 2016 from 29.2% in 2015, primarily attributable to a  $1.8 million increase in stock-based compensation expense and a $1.4 million unfavorable cost of goods sold impact as a result of the unrecoverable inventory associated with the bankruptcy reorganization by one of our distributors and lower pricing, partially offset by production cost reduction and favorable product mix resulting from an increase in sales volume of our High Speed Products.

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

We expect that our gross margin is likely to increase in 2017 due to a variety of factors, including favorable product mix, vertical integration, reduced amortization expense for purchased intangible assets and introduction of new products. Other factors that can affect our gross margin include production volume, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, revaluation of stock appreciation unit awards that are impacted by our stock price, write-downs of excess and obsolete inventories and warranty costs. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate, particularly in the quarters subsequent to the periods in which the negotiations occurred.

Operating expenses

		% Change		% Change
		2015 to		2014 to
(in thousands, except percentages)	2016	2016	2015	2015	2014
Research and development	$57,376	29%	$44,533	(3)%	$45,959
Sales and marketing	18,595	18%	15,823	15%	13,725
General and administrative	34,409	9%	31,635	—%	31,570
Amortization of purchase intangible assets	1,609	(10)%	1,791	19%	1,502
Acquisition and asset sale related costs	2,125	128%	934	52%	615
Asset impairment charge	—	(100)%	368	(67)%	1,130
Restructuring charges	—	(100)%	44	(93)%	662
Escrow settlement gain	—	—%	—	100%	(4,913)
Total operating expenses	$114,114	20%	$95,128	5%	$90,250

Research and development

We focus our research and development effort primarily on the high speed market. Research and development expense increased $12.8 million, or 29%, in 2016 compared to 2015.  The increase was primarily attributable to a $5.1 million increase in development expenses largely driven by prototype and material spending, a $3.0 million increase in salaries and benefits, a $2.7 million increase in stock-based compensation and a $1.7 million increase in consulting fees for new product development.

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

We believe that investments in research and development are important to help meet our strategic objectives. In 2017, we plan to continue to invest in research and development activities, including new products that we believe will further enhance our competitive position. Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred. As a percentage of total revenue, our research and development expense may vary as our investment and revenue levels change over time.

Sales and marketing

Sales and marketing expense increased by $2.8 million, or 18%, in 2016 compared to 2015, primarily due to a $2.3 million increase in stock-based compensation expense, a $1.0 million increase in salaries and benefits and a $0.6 million increase in commission expense, partially offset by a $1.0 million decrease in bad debt provision largely due to collections.

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

We expect to continue to expand our high speed market focus and increase sales coverage of DCI market while controlling our sales and marketing expenses in 2017, even as our business continues to expand geographically. Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs and services and facility costs. As a percentage of total revenue, our sales and marketing expense may vary as our revenue changes over time.

General and administrative

General and administrative expense consists of personnel costs, including stock-based compensation, for our finance, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

General and administrative expense increased by $2.8 million, or 9%, in 2016 compared to 2015. The increase was primarily due to a $2.5 million increase in stock-based compensation, a $0.7 million increase in salaries and benefits, and a $0.4 million increase in outside services driven by legal fees, partially offset by a $0.8 million decrease in variable compensation expenses.

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

We expect to continue to focus on controlling our general and administrative expense in 2017. As a percentage of total revenue, our general and administrative expense may vary as our revenue changes over time.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology and patents and leasehold interests are included within cost of goods sold, while customer relationships and non-compete agreements are recorded within operating expenses.

In 2016, amortization of purchased intangible assets was $4.5 million, comprising of $2.9 million in cost of goods sold and $1.6 million in operating expenses. Amortization of purchased intangible assets decreased by approximately $0.7 million in 2016 compared to 2015, primarily due to certain intangible assets from our  past acquisitions being fully amortized.

In 2015, amortization of purchased intangible assets was $5.1 million, comprising of $3.3 million in cost of goods sold and $1.8 million in operating expenses. Amortization of purchased intangible assets increased by $0.8 million in 2015 compared to 2014, primarily due to intangible assets from our acquisition of the tunable laser product business from EMCORE in 2015.

Acquisition and asset sale related costs

In 2016, we incurred $2.1 million in acquisition and asset sale related transaction costs related to legal, accounting and other professional services for our acquisition and asset sale activities.

In 2015, we incurred $0.9 million in acquisition-related transaction costs related to legal, accounting and other professional services for our acquisition activities, including our acquisitions of EMCORE’s tunable laser product lines and EigenLight’s optical power monitoring business.

In 2014, we incurred $0.6 million in acquisition-related transaction costs related to our acquisition of EMCORE’s tunable laser product lines.

Asset impairment charge

There were no asset impairment charges in 2016. In 2015, we recognized asset impairment charges of $0.4 million of which $0.2 million was attributable to a write-down of held-for-sale assets acquired from EMCORE and $0.2 million was attributable to charges for equipment related to our product phase out effort. In 2014, we wrote off certain leasehold improvements in our facilities in Fremont, California and recorded an asset impairment charge of $1.1 million in 2014 as a result of our business re-alignment initiatives.

Restructuring charges

There were no restructuring charges in 2016. We recorded $0.2 million and $1.1 million in related restructuring charges in 2015 and 2014, respectively, within cost of goods sold and operating expenses.

Escrow settlement gain and adjustment to the fair value of contingent consideration

In 2014, we recognized a $4.9 million escrow settlement gain including $3.9 million pertained to the Santur acquisition and $1.0 million pertained to the NeoPhotonics Semiconductor acquisition.

Interest and other income, net

		% Change		% Change
(in thousands, except percentages)	2016	2015 to 2016	2015	2014 to 2015	2014
Interest and other income, net	$373	-87%	$2,819	46%	$1,932

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

Interest and other income, net decreased $2.4 million, or 87%, in 2016 from $0.9 million in 2015. The decrease was primarily due to a $3.5 million decrease in other income, net driven by foreign exchange loss resulting from a weaker RMB and a stronger JPY against the U.S. dollars, partially offset by a $0.8 million decrease in interest expense and a $0.2 million increase in interest income.

Interest and other income, net increased $0.9 million, or 46%, in 2015 from $1.9 million in 2014.  The increase was primarily due to a $0.1 million decrease in the Rusnano payment derivative liability related to the Rights Agreement with Rusnano in 2015, compared to a $0.3 million increase in 2014, and a $0.4 million increase in foreign exchange gain primarily attributable to stronger U.S. dollars in 2015.

Income taxes and effective tax rates

	Years ended December 31,
(in thousands, except percentages)	2016	2015	2014
Provision for income taxes	$(3,597)	$(3,104)	$(2,519)
Effective tax rate	106%	46%	(15)%

In 2016, our income tax provision was primarily related to the operating profit realized in our foreign subsidiaries in Japan and China. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue. In China, one of our subsidiaries changed from a preferential 15% tax rate available for high technology enterprises to 25% for 2016. The preferential rate applied to 2015 and 2014. We realized benefits from this 10% reduction in the tax rate of $0.9 million and $0.5 million for 2015 and 2014, respectively.

The effective tax rate in 2016 of 106% was 60 percentage points higher than the 2015 effective tax rate mainly due to the non-recurring vesting of the stock-based awards with a market condition in 2016 and, to a lesser extent, an increase in our tax rate in China.

The effective tax rate in 2015 of 46% was 31 percentage points higher than the 2014 effective tax rate due to higher earnings in foreign jurisdictions and reduced net loss generated in the U.S.

Liquidity and capital resources

At December 31, 2016, we had working capital of $124.5 million and total cash, cash equivalents and short-term investments and restricted cash of $105.6 million, of which 21% was held in accounts by our subsidiaries in China and 8% was held in accounts by our subsidiaries in Japan. In the aggregate, approximately 29% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries. If we repatriate any of our funds held by our foreign subsidiaries, we could be subject to foreign withholding taxes.

Approximately $8.7 million of retained earnings with our accumulated deficit at December 31, 2016 was subject to restriction due to the fact that our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-

tax profits to their staff welfare and bonus fund.  This restricted amount is not distributable as cash dividends except in the event of liquidation.

In 2015, we completed our follow-on offering of 5,971,034 shares of our common stock in a registered public offering at $7.25 per share and the underwriters in our follow-on offering exercised an option to purchase 895,655 shares of our common stock at a price of $7.25 per share. We raised approximately $45.6 million, net of underwriting costs and other directly related costs of approximately $4.1 million.

In 2017, we completed the sale of certain Low Speed Transceiver Products’ assets for an approximately $25.0 purchase price plus an approximately $1.4 million post-closing transition services fees. The purchase price was reduced by $3.4 million for inventory adjustment and is subject to other adjustments of up to $10.0 million for any potential claims. See Note 18 in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

We have a bank credit agreement, as amended, with Comerica Bank in the U.S. (the “Comerica Bank Credit Facility”). Amounts borrowed under the Comerica Bank Credit Facility are due on or before April 30, 2017 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. As of December 31, 2016, the rate on the LIBOR option was 3.37% and the outstanding balance was $23.8 million, which was repaid in full in January 2017.

We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of December 31, 2016, our subsidiary in China had three short-term line of credit facilities with banking institutions. As of December 31, 2016 and 2015, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $6.4 million and $8.9 million, respectively. Compensating balances relating to these credit facilities totaled $2.1 million and $2.7 million, respectively, as of December 31, 2016 and 2015. Compensating balances are classified as restricted cash and investments on our consolidated balance sheets. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

As of December 31, 2016, we had two loan arrangements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (collectively the “Mitsubishi Bank Term Loans”). One of Mitsubishi Bank Term Loans requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date while the other requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by real estate collateral. As of December 31, 2016, our total outstanding balance under the two Mitsubishi Banks Term Loans was 1.3 billion JPY (approximately $11.3 million). See Note 10 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

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

Rusnano Rights Agreement

Under our amended rights agreement, dated June 30, 2015, with Rusnano, one of our principal stockholders,  we agreed to make a $30.0 million investment commitment (the “Investment Commitment”) toward our Russian operations. The Investment Commitment can be partially satisfied by cash and/or non-cash investment inside or outside of Russia. Our  $18.8 million investment milestone for 2016 was met as of December 31, 2016. If certain of the Investment Commitments are not achieved in the indicated time frames through 2019, we have the ability to exit our Russian operations by paying an exit fee of up to $3.5 million. See Note 12, Commitments and contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information.

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Years ended December 31,
(in thousands)	2016	2015	2014
Net cash provided by (used in) operating activities	$53,836	$26,138	$(451)
Net cash used in investing activities	(49,470)	(21,906)	(13,945)
Net cash provided by financing activities	3,516	29,623	3,029
Effect of exchange rates on cash and cash equivalents	(1,470)	(802)	(2,699)
Net increase (decrease) in cash and cash equivalents	$6,412	$33,053	$(14,066)

Operating activities

In 2016, net cash provided by operating activities was $53.8 million, a $27.7 million increase compared to 2015. The increase was primarily due to a $27.8 million increase in accounts payable due to timing of payments, a $13.6 million increase attributable to inventory shipments driven by product demand and a $1.8 million increase in net income net of non-cash adjustments, partially offset by a $9.5 million decrease related to higher prepaid and other assets primarily due to a reduction in prepaid taxes in 2015, a $6.0 million decrease related to lower accrued and other liabilities balance primarily due to variable compensation accrual for 2015 that did not recur in 2016.

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

Investing activities

In 2016, net cash used in investing activities was $49.5 million, a $27.6 million increase compared to $21.9 million used in 2015. The increase in net cash used in investment activities was primarily attributable to a $45.6 million increase in purchased marketable securities, a $34.9 million increase in property, plant and equipment purchases to meet our product demand, a $10.8 million increase as a result of a large restricted cash decrease in 2015 and a $1.6 million increase due to foreign currency hedge settlement payments, partially offset by a $45.7 million increase in proceeds from sales of marketable securities, a $19.1 million increase in proceeds from maturity of securities and a $0.4 million reduction in cash used in business acquisition compared to 2015.

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

Financing activities

In 2016, net cash provided by financing activities was $3.5 million, a $26.1 million decrease compared to $29.6 million in 2015. The decrease was primarily attributable to a $45.8 million decrease largely attributable to the $45.6 million net proceeds from our follow-on public offering in 2015, a $5.2 million decrease related to lower net proceeds from issuance of notes payable and a $2.1 million decrease in repayments of bank and acquisition-related loans, partially offset by a $14.9 million increase in proceeds from bank loans and a $7.5 million increase due to lower repayments of notes payable and a $3.9 million increase due to higher proceeds from exercise of stock options and issuance of stock under employee stock purchase plan primarily attributable higher average common stock price in 2016 compared to 2015.

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

Contractual obligations and commitments

The following summarizes our contractual obligations as of December 31, 2016:

	Payments due by period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Notes payable and short-term borrowing (1)	$30,190	$30,190	$—	$—	$—
long-term debt (1)	11,253	855	5,983	1,710	2,705
Retirement obligations (2)	4,802	393	827	1,105	2,477
Operating leases (3)	27,345	2,081	6,946	5,669	12,649
Purchase commitments (4)	71,204	71,204	—	—	—
Rusnano payment derivative (5)	389	—	389	—	—
Asset retirement obligations (6)	987	—	579	—	408
Expected interest payments (7)	483	155	162	103	63
Total	146,653	$104,878	$14,886	$8,587	$18,302
Uncertainty in timing of future payments:
Restricted retained earnings	8,706
Deferred compensation plan	636
Total commitments	$155,995

(1)	See Note 10, Debt, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our debt.
(2)	See Note 11, Pension Plans, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our retirement obligations.
(3)	We have entered into various non-cancelable operating lease agreements for our offices in China, U.S. and Canada.
(4)

This is an estimate of the amount outstanding under open purchase orders for the purchase of inventory and other goods at December 31, 2016.  Certain of these open purchase orders may be cancellable without penalty.

(5)	See Note 12, Commitments and contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our Rusnano Payment Derivative.
(6)

We have an asset retirement obligation of $0.8 million associated with our facility lease in California which is included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2016. We also have a $0.1 million asset retirement obligation in Japan.

(7)	We calculate the expected interest payments based on our long-term debt at prevailing interest rates as of December 31, 2016.

Uncertain Tax Positions

As of December 31, 2016, the liability for uncertain tax positions was $0.2 million. We cannot conclude on the timing of cash payments associated with our uncertain tax positions.

Rusnano Rights Agreement

In connection with our April 2012 common stock private placement transaction, we entered into a rights agreement with Rusnano. Refer to the discussion in the “Liquidity and Capital Resources – Rusnano Rights Agreement” section.

Off-balance sheet arrangements

During the years ended December 31, 2016 and 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, corporate notes and bonds and money market funds meeting certain criteria. These securities are classified as available-for-sale which are recorded on the balance sheet at fair value. We have determined that the gross unrealized gains or losses on the available-for-sale securities at December 31, 2016 are temporary in nature. We may sell these marketable securities investments in the future to fund future operating needs.

As of December 31, 2016 we had $23.8 million outstanding under our U.S. credit facilities and $11.3 million outstanding under our term loans with the Mitsubishi Bank, which were subject to fluctuations in interest rates. For the year ended December 31, 2016, a hypothetical 10% increase in the interest rate could result in immaterial additional annual interest expense. The hypothetical assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.

Foreign currency exchange risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statements of operations. A large portion of our business is conducted through our subsidiaries in China, whose functional currency is the RMB and Japan, whose functional currency is the JPY. To the extent that transactions by these subsidiaries are in currencies other than their functional currencies, we bear the risk that fluctuations in the exchange rates of the RMB and JPY in relation to other currencies could increase our costs and expenses. During the year ended December 31, 2016, we recognized net foreign currency transaction losses of $0.1 million. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB or JPY may materially and adversely affect our results of operations upon translation of these subsidiaries’ financial statements into U.S. dollars. While we generate a significant portion of our revenue in U.S. dollars, a significant portion of our cost of goods sold are in RMB. Therefore appreciation in RMB against the U.S. dollar would negatively impact our cost of goods sold upon translation to U.S. dollars. For example, for the year ended December 31, 2016, a 10% appreciation in RMB against the U.S. dollar would have resulted in an approximately $1.5 million increase in our cost of goods sold.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoPhotonics Corporation

San Jose, California

We have audited the accompanying consolidated balance sheets of NeoPhotonics Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NeoPhotonics Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16,  2017 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 16,  2017

NEOPHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except par data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$82,500	$76,088
Short-term investments	19,015	23,294
Restricted cash	4,085	2,660
Accounts receivable, net of allowance for doubtful accounts	80,610	83,161
Inventories	48,237	65,602
Assets held for sale	13,953	—
Prepaid expenses and other current assets	22,396	12,393
Total current assets	270,796	263,198
Property, plant and equipment, net	106,867	62,618
Purchased intangible assets, net	5,562	9,852
Goodwill	1,115	1,115
Other long-term assets	6,547	5,095
Total assets	$390,887	$341,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,766	$50,620
Notes payable and short-term borrowing	30,190	32,657
Current portion of long-term debt	747	760
Accrued and other current liabilities	30,625	27,950
Total current liabilities	146,328	111,987
Long-term debt, net of current portion	10,215	10,759
Other noncurrent liabilities	8,939	7,476
Total liabilities	165,482	130,222
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
At December 31, 2016, 42,526 shares issued and outstanding; at December 31, 2015, 40,986 shares issued and outstanding	106	102
Additional paid-in capital	532,378	511,750
Accumulated other comprehensive loss	(8,401)	(1,723)
Accumulated deficit	(298,678)	(298,473)
Total stockholders’ equity	225,405	211,656
Total liabilities and stockholders’ equity	$390,887	$341,878

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Revenue	$411,423	$339,439	$306,177
Cost of goods sold	294,290	240,358	235,059
Gross profit	117,133	99,081	71,118
Operating expenses:
Research and development	57,376	44,533	45,959
Sales and marketing	18,595	15,823	13,725
General and administrative	34,409	31,635	31,570
Amortization of purchased intangible assets	1,609	1,791	1,502
Acquisition and asset sale related costs	2,125	934	615
Restructuring charges	—	44	662
Asset impairment charges	—	368	1,130
Escrow settlement gain	—	—	(4,913)
Total operating expenses	114,114	95,128	90,250
Income (loss) from operations	3,019	3,953	(19,132)
Interest income	303	121	189
Interest expense	(402)	(1,243)	(1,269)
Other income, net	472	3,941	3,012
Total interest and other income, net	373	2,819	1,932
Income (loss) before income taxes	3,392	6,772	(17,200)
Provision for income taxes	(3,597)	(3,104)	(2,519)
Net income (loss)	$(205)	$3,668	$(19,719)

Basic net income (loss) per share	$(0.00)	$0.10	$(0.61)
Diluted net income (loss) per share	$(0.00)	$0.09	$(0.61)
Weighted average shares used to compute basic net income (loss) per share	41,798	37,421	32,109
Weighted average shares used to compute diluted net income (loss) per share	41,798	38,686	32,109

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
(in thousands)	2016	2015	2014
Net income (loss)	$(205)	$3,668	$(19,719)
Other comprehensive loss:
Foreign currency translation adjustments, net of zero tax	(6,640)	(6,987)	(6,411)
Unrealized gains (losses) on available-for-sale securities, net of zero tax	10	(35)	3
Defined benefit pension plans:
Loss arising during the period	(72)	(40)	(113)
Curtailments, settlements and other	—	—	191
Tax	24	13	(31)
Total other comprehensive loss	(6,678)	(7,049)	(6,361)
Comprehensive loss	$(6,883)	$(3,381)	$(26,080)

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
(In thousands)	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2013	31,572	$79	$447,467	$11,687	$(282,422)	$176,811
Comprehensive loss	—	—	—	(6,361)	(19,719)	(26,080)
Issuance of common stock upon exercise of stock options	174	1	738	—	—	739
Issuance of common stock under employee stock purchase plan	591	1	1,833	—	—	1,834
Issuance of common stock for vested restricted stock units	524	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(109)	—	(387)	—	—	(387)
Stock-based compensation costs	—	—	6,539	—	—	6,539
Balances at December 31, 2014	32,752	82	456,189	5,326	(302,141)	159,456
Comprehensive loss	—	—	—	(7,049)	3,668	(3,381)
Issuance of common stock from public stock offering, net of discount and offering costs	6,867	17	45,621	—	—	45,638
Issuance of common stock upon exercise of stock options	304	1	1,177	—	—	1,178
Issuance of common stock under employee stock purchase plan	600	1	1,538	—	—	1,539
Issuance of common stock for vested restricted stock units	558	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(95)	—	(727)	—	—	(727)
Stock-based compensation costs	—	—	7,953	—	—	7,953
Balances at December 31, 2015	40,986	102	511,750	(1,723)	(298,473)	211,656
Comprehensive loss	—	—	—	(6,678)	(205)	(6,883)
Issuance of common stock upon exercise of stock options	1,013	3	3,668	—	—	3,671
Issuance of common stock under employee stock purchase plan	351	1	2,778	—	—	2,779
Issuance of common stock for vested restricted stock units	226	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(50)	—	(615)	—	—	(615)
Stock-based compensation costs	—	—	14,797	—	—	14,797
Balances at December 31, 2016	42,526	$106	$532,378	$(8,401)	$(298,678)	$225,405

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$(205)	$3,668	$(19,719)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,400	22,875	23,403
Stock-based compensation expense	17,076	7,763	6,841
Deferred taxes	(668)	(641)	1,175
Amortization of investment, debt and other	159	296	86
Loss on disposal of property and equipment	185	394	162
Loss on foreign currency hedges	1,640	—	—
Allowance for doubtful accounts	(382)	640	(266)
Write-down of inventories	2,983	6,486	1,517
Foreign currency remeasurement and other, net	(2,661)	(2,992)	(2,343)
Asset impairment charges	—	368	1,130
Adjustment to fair value of Rusnano payment derivative	—	(141)	291
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,496	2,529	(13,269)
Inventories	(1,332)	(14,899)	4,990
Prepaid expenses and other assets	(11,184)	(1,691)	(5,912)
Accounts payable	23,111	(4,692)	979
Accrued and other liabilities	218	6,175	484
Net cash provided by (used in) operating activities	53,836	26,138	(451)
Cash flows from investing activities
Purchase of property, plant and equipment	(51,693)	(16,837)	(11,027)
Proceeds from sale of property, plant and equipment and other assets	179	245	9
Purchase of marketable securities	(82,728)	(37,130)	(9,662)
Proceeds from sale of marketable securities	63,841	18,103	9,634
Proceeds from maturity of marketable securities	23,148	4,000	9,448
Change in restricted cash	(618)	10,135	(10,847)
Settlement of foreign currency hedges	(1,599)	—	—
Acquisition of businesses, net	—	(422)	(1,500)
Net cash used in investing activities	(49,470)	(21,906)	(13,945)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	6,587	2,717	2,571
Tax withholding on restricted stock units	(615)	(727)	(387)
Proceeds from (payments for) public stock offering, net of offering costs	(164)	45,648	(10)
Proceeds from bank loans	95,200	80,256	18,089
Repayment of bank and acquisition-related loans	(96,119)	(94,032)	(18,423)
Proceeds from issuance of notes payable	16,032	21,259	25,264
Repayment of notes payable	(18,007)	(25,498)	(22,090)
Proceeds from government grants	602	—	—
Proceeds from acquisition-related contingent consideration	—	—	(1,985)
Net cash provided by financing activities	3,516	29,623	3,029
Effect of exchange rates on cash and cash equivalents	(1,470)	(802)	(2,699)
Net increase (decrease) in cash and cash equivalents	6,412	33,053	(14,066)
Cash and cash equivalents at the beginning of the period	76,088	43,035	57,101
Cash and cash equivalents at the end of the period	$82,500	$76,088	$43,035
Supplemental disclosure of cash flow information:
Cash paid for interest	$263	$878	$1,176
Cash paid for income taxes	2,215	264	3,919
Supplemental disclosure of noncash investing and financing activities:
Restricted cash receipt and payable related to asset purchase agreement	1,039	—	—
Unpaid deferred offering costs	117	—	364
Increase in unpaid property, plant and equipment	(13,629)	(396)	(746)
Modification of bank loan with Comerica	—	15,786	—
Issuance of note to seller of acquired business	—	15,482	—
Transfer of restricted investments to short-term investments	—	8,296	—
Transfer of short-term investments to restricted investments	—	—	8,297

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

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Significant estimates made by management include: the useful lives of property, plant and equipment and intangible assets as well as future cash flows to be generated by those assets; fair values of identifiable assets acquired and liabilities assumed in business combinations; allowances for doubtful accounts; valuation allowances for deferred tax assets; write off of excess and obsolete inventories; the valuation of the Rusnano payment derivative and the valuations and recognition of stock-based compensation, among others. Actual results could differ from these estimates.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the year ended December 31, 2016, two customers accounted for 50% and 15% of the Company’s total revenue.  For the year ended December 31, 2015, two customers accounted for 44% and 21% of the Company’s total revenue.  For the year ended December 31, 2014, three customers accounted for 38%,  15% and 10% of the Company’s total revenue. The percentage of revenue from top ten customers was 91%,  91% and 88% for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, three customers accounted for approximately 42%,  12% and 12%, respectively, of the Company’s total accounts receivable. As of December 31, 2015, one customer accounted for 59% of the Company’s total accounts receivable.

Restricted cash

As a condition of the notes payable lending arrangements and the line of credit facilities, the Company is required to keep a compensating balance at the issuing banks. In addition, the Company also maintained restricted cash in connection with the asset purchase agreement executed in December 2016, see Note 8. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s consolidated balance sheets. As of December 31, 2016 and 2015, the amount of restricted cash was $4.1 million and $2.7 million, respectively.

Cash, cash equivalents and investments

Highly liquid investments with a maturity of 90 days or less at the date of purchase are considered cash equivalents, with the exception of money market funds and commercial paper which are classified as short-term investments. Marketable securities are reported at fair value and are classified as available-for-sale investments in our current assets because they represent investments of cash available for current operations and for strategic reasons. As a result, the Company recorded all its marketable securities in short-term investments regardless of the contractual maturity date of the securities.

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

Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss as a separate component of stockholders’ equity on the consolidated balance sheets. The amortization of premiums and discounts on the investments, and realized gains and losses on available-for-sale securities are included in other income, net in the consolidated statements of operations. The Company uses the specific-identification method to determine cost in calculating realized gains and losses upon the sale of its marketable securities.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the close of acquisition. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions through established and generally accepted valuation techniques.

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

Goodwill

Goodwill is reviewed for impairment annually in the fourth fiscal quarter or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company will assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further steps are required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. The Company had no goodwill impairment in 2016 or 2015.

Long-lived assets

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

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

Assets held for sale are measured at the lower of carrying value or the fair value less cost to sell. The carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Some factors which the Company considers to be triggering events for impairment review include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant adverse change in the business climate that could affect the value of an asset, an accumulation of costs for an asset in excess of the amount originally expected, a current period operating loss or cash flow decline combined with a history of operating loss or cash flow uses or a projection that

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

demonstrates continuing losses and a current expectation that, it is more likely than not, a long-lived asset will be disposed of at a loss before the end of its estimated useful life.

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

There were no asset impairment charges in 2016. The Company recorded asset impairment charges of $0.4 million in 2015 related to certain held-for-sale property, plant and equipment and $1.1 million in 2014 related to certain leasehold improvements.

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

Revenue is recognized when the product is delivered and title have transferred to the buyer. The Company generally bears all costs and risks of loss or damage to the goods up to that point. Revenue related to the sale of consignment inventory at customer vendor managed locations is not recognized until the product is pulled from inventory stock by customers. In instances where acceptance of the product or solutions is specified by the customer, revenue is deferred until such required acceptance criteria have been met. Shipping and handling costs are included in the cost of goods sold. The Company presents revenue net of sales taxes and any similar assessments.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-based compensation

The Company grants stock-based awards to employees, consultants and directors. The stock-based awards, including stock options, restricted stock units, employee stock purchase rights, stock appreciation units and market-based awards, are accounted for at estimated fair values. Vesting of stock-based awards is generally subject to the grantee’s continuing service to the Company.

The Company generally determines the fair value of stock options and stock appreciation rights utilizing the Black-Scholes-Merton option-pricing model, or a lattice-binomial option-pricing model for stock-based awards with a market condition. The fair value of employee grants is measured on the date of grant and then recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) on a straight-line basis. The fair value of non-employee grants is measured on the date of grant and then marked to market until vest dates and then recognized over the requisite service period.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. The Company classifies its net deferred tax assets as other long-term assets and deferred tax liabilities as noncurrent liabilities on its consolidated balance sheet.

Foreign currency

Generally the functional currency of the Company’s international subsidiaries is the local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Effective July 1, 2016, the Company has established a hedging program using monthly forward exchange contracts as economic hedges to protect against volatility of foreign exchange rate exposure of its net intercompany activities based on a cost-benefit analysis that considers that magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instruments. The forward contracts are not designated for hedge accounting and are marked to market at fair value and reported as either other current assets or accounts payable. Any changes in the fair value are recorded as foreign exchange gain (loss) and help mitigate the changes in the value of the underlying net intercompany balances. In 2016, the Company recognized a $1.6 million loss relating to its foreign currency contracts within other income, net. Net foreign exchange gain (loss) was ($0.1) million, $3.4 million, and $3.1 million in 2016, 2015, and 2014, respectively. These gains and losses were recorded as other income (expense), net in the Company’s consolidated statements of operations. The Company presents the cash flows relating to these foreign exchange contracts as investing activities in its consolidated statements of cash flows.

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

Recent accounting pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASC 2016-18”). This standard provides guidance on the classification and presentation of restricted cash in the statement of cash flows and must be applied retrospectively. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). This standard provides guidance on the tax accounting for the transferring and receiving entities upon transfer of an asset. ASU 2016-16 is effective for the Company’s interim and annual periods beginning after December 15, 2017 and should be applied on a modified retrospective basis. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This standard provides guidance on the classification of certain cash receipts and payments in the statement of cash flows.   It is effective, retrospectively, for the Company’s annual and interim reporting periods beginning after December 15, 2017 or prospectively from the earliest data practicable if retrospective application is impracticable. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends existing guidance on the impairment of financial assets and adds an impairment model that is based on expected losses rather than incurred losses and requires an entity to recognize as an allowance its estimate of expected credit losses for its financial assets. An entity will apply this guidance through a cumulative-effect adjustment to retained earnings upon adoption (a modified-retrospective approach) while a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. It is effective for the Company’s annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Early adoption is permitted. This guidance was effective, and adopted by the Company, on January 1, 2017. The impact on the Company’s consolidated financial statements upon the adoption of this standard was immaterial.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated financial statements and the qualitative and quantitative disclosures about lease transactions. It is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments and is effective for the Company’s annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires entities to measure most inventory “at the lower of cost and net realizable value” for inventories that are not measured by using either the last-in, first-out method or the retail inventory method. This guidance is effective, and adopted by the Company, on January 1, 2017. Early adoption is permitted. The impact on the Company’s consolidated financial statements upon the adoption of this standard was immaterial.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard, along the amendments issued in 2016 and 2015, provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. This standard, as amended, is effective for annual and interim periods beginning after December 15, 2017 and permits entities to early adopt for annual and interim reporting periods beginning after December 15, 2016. Companies are permitted to either apply the requirements retrospectively to all prior periods

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company expects to adopt this standard, as amended, effective January 1, 2018 and is in the process of evaluating the impact of adoption on its consolidated financial statements.

3. Cash, cash equivalents, short-term investments and restricted cash

The following table summarizes the Company’s cash, cash equivalents, short-term investments, and restricted cash at December 31, 2016 and 2015 (in thousands):

	December 31,	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$58,691	$29,133
Cash equivalents	23,809	46,955
Cash and cash equivalents	$82,500	$76,088
Short-term investments	$19,015	$23,294
Restricted cash	$4,085	$2,660

The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents and short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2016				As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market accounts	$23,809	$—	$—	$23,809	$46,955	$—	$46,955
Money market funds	199	—	—	199	11,318	—	11,318
Corporate debt securities	9,438	4	(3)	9,439	7,092	(18)	7,074
Government agency securities	3,767	—	(10)	3,757	3,290	(6)	3,284
U.S. government securities	5,008	—	(10)	4,998	1,000	(3)	997
Sovereign government bonds	622	—	—	622	623	(2)	621
Total	$42,843	$4	$(23)	$42,824	$70,278	$(29)	$70,249
Reported as:
Cash equivalents	$23,809	$—	$—	$23,809	$46,955	$—	$46,955
Short-term investments	19,034	4	(23)	19,015	23,323	(29)	23,294
Total	$42,843	$4	$(23)	$42,824	$70,278	$(29)	$70,249

As of December 31, 2016 and 2015, maturities of marketable securities were as follows (in thousands):

	December 31,	December 31,
	2016	2015
Less than 1 year	$36,054	$66,974
Due in 1 to 2 years	6,468	3,275
Due in 3 to 5 years	302	—
Total	$42,824	$70,249

Realized gains and losses on the sale of marketable securities during the years ended December 31, 2016, 2015 and 2014 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the years ended December 31, 2016, 2015 or 2014.  As of December 31, 2016, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair value measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2016				As of December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments:
Money market funds	$199	$—	$—	$199	$11,318	$—	$—	$11,318
U.S. government securities	4,998	—	—	4,998	997	—	—	997
Money market accounts	—	23,809	—	23,809	—	46,955	—	46,955
Corporate debt securities	—	9,439	—	9,439	—	7,074	—	7,074
Government agency securities	—	3,757	—	3,757	—	3,284	—	3,284
Sovereign government bonds	—	622	—	622	—	621	—	621
Total	$5,197	$37,627	$—	$42,824	$12,315	$57,934	$—	$70,249

Mutual funds held in Rabbi Trust, recorded in other long-term assets	$622	$—	$—	$622	$435	$—	$—	$435

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees to provide participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at December 31, 2016. The assets held by the Rabbi Trust are in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its consolidated balance sheets at December 31, 2016 and 2015. Level 1 assets are determined by using quoted prices in active markets for identical assets. The fair values of Level 2 assets are priced based on quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data using inputs such as benchmark yields, broker quotes and other similar data.

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2016				As of December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Rusnano payment derivative	$—	$—	$389	$389	$—	$—	$389	$389
Foreign currency forward contracts	—	41	—	41	—	—	—	—
	$—	$41	$389	$430	$—	$—	$389	$389

The fair value of the Rusnano payment derivative is based on the Company’s estimate (see Note 12). The fair values of the foreign currency forward contracts are based on quoted market rates and market observable data for similar instruments. There were no transfers between levels of the fair value hierarchy during the periods presented.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In 2016, there were no assets or liabilities measured at fair value on a nonrecurring basis. In 2015, the Company wrote off $0.2 million of property, plant and equipment and $0.2 million of held-for-sale assets recognized and recognized asset impairment charges of $0.4 million within operating expenses (Level 3). In 2014, certain leasehold improvements were written off, resulting in a $1.1 million asset impairment charge within operating expenses (Level 3). These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considered the discounted cash flows and categorized the fair value measurement as Level 3 as significant unobservable inputs were used in the valuation.

Assets and Liabilities Not Measured at Fair Value

The carrying values of cash, restricted cash, accounts receivable, accounts payable, notes payable and short-term borrowing approximate their fair values due to the short-term nature and liquidity of these financial instruments.

The fair value of the Company’s long-term debt have been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of liabilities with a similar maturity and discounting the cash flows at that rate which it considers to be a level 2 fair value measurement and was not materially different than the carrying value as of December 31, 2016 and 2015 as the interest rates approximated rates currently available to the Company. The fair values do not necessarily give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.

5. Net income (loss) per share

The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$(205)	$3,668	$(19,719)
Denominator:
Weighted average shares used to compute per share amount:
Basic	41,798	37,421	32,109
Dilutive effect of equity awards	—	1,265	—
Diluted	41,798	38,686	32,109

Basic net income (loss) per share	$(0.00)	$0.10	$(0.61)
Diluted net income (loss) per share	$(0.00)	$0.09	$(0.61)

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has excluded the impact of the following outstanding employee stock options, restricted stock units, common stock warrants and shares expected to be issued under its employee stock purchase plan from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	December 31,
	2016	2015	2014
Employee stock options	4,301	2,176	4,900
Restricted stock units	2,089	954	656
Employee stock purchase plan	306	318	623
	6,696	3,448	6,179

6. Business Combinations

EMCORE Corporation

On January 2, 2015, the Company closed an acquisition of certain assets and assumed certain liabilities of the tunable laser product lines of EMCORE Corporation (“EMCORE”) for an original purchase price of $17.5 million, pursuant to the terms of the Asset Purchase Agreement between the parties dated October 22, 2014. Consideration for the transaction consisted of $1.5 million in cash and a promissory note (the “EMCORE Note”) of approximately $16.0 million, which was subsequently adjusted to $15.5 million in connection with a True-Up Confirmation Agreement (the “True-Up Agreement”) executed by and between the Company and EMCORE on April 16, 2015. The final adjusted purchase price for the acquisition was approximately $17.0 million.

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

The fair values assigned to intangible assets acquired were based on valuations using estimates and assumptions provided by management, with the assistance of an independent third party appraisal firm. The excess purchase price over those fair values was recorded as goodwill. The Company used best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date and during the Company’s process of obtaining further information, further refined estimates and assumptions, including the acquired property, plant and equipment, prepaid and other current assets, which primarily consisted of held-for-sale assets and accounts payable. As a result, during the measurement period completed in 2015, the Company recorded adjustments related to the acquired net accounts receivable, the acquired net inventories, the assumed sales tax accrual and the acquired prepaid expenses and other current assets by immaterial amounts, and decreased goodwill by a corresponding net amount.Goodwill recorded consisted of a valuable assembled workforce and market synergy. The amounts assigned to goodwill are deductible for income tax purposes.

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

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation for the periods presented as though the companies had been combined as of the beginning of 2014. In the year ended December 31, 2016 and 2015, revenue related to products acquired from EMCORE was approximately $80.8 million and $55.8 million, respectively. The pro forma financial information reflects adjustments related to transaction costs of $0.3 million and $0.6 million in the years ended December 31, 2015 and 2014, respectively, as well as immaterial employee expense in the year ended December 31, 2015. Incremental intangible amortization, inventory and depreciation adjustments were also added to the 2014 period.  There were no sales between the business acquired from EMCORE and the Company in the periods presented. The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Years Ended December 31,
	2015	2014
Revenue	$339,439	$353,003
Net income (loss)	$4,088	$(23,221)
Basic net income (loss) per share	$0.11	$(0.72)
Diluted net income (loss) per share	$0.11	$(0.72)

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

EigenLight Corporation

In November 2015 the Company closed an acquisition of the business and products of EigenLight Corporation for cash consideration of $0.4 million in an asset transaction.  The Company accounted for this as a business combination and the majority of the purchase price was allocated to inventory and property, plant and equipment.

NeoPhotonics Semiconductor

In October 2014, the Company entered into a settlement agreement covering certain outstanding claims in connection with the acquisition of certain assets and assumed certain liabilities related to the semiconductor Optical Components Business Unit of LAPIS Semiconductor Co., Ltd., a wholly owned subsidiary of Rohm Co., Ltd (“LAPIS”) of Japan completed in 2013.  Under the terms of the settlement agreement, the Company recorded a $1.0 million (JPY 111.0 million) escrow settlement gain in 2014 related to disputed excess inventories.

7. Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Technology and patents	$36,918	$(33,316)	$3,602	$37,430	$(31,061)	$6,369
Customer relationships	15,039	(13,990)	1,049	15,101	(12,623)	2,478
Leasehold interest	1,226	(315)	911	1,312	(307)	1,005
	$53,183	$(47,621)	$5,562	$53,843	$(43,991)	$9,852

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

	Years ended December 31,
	2016	2015	2014
Cost of goods sold	$2,871	$3,349	$2,833
Operating expenses	1,609	1,791	1,502
Total	$4,480	$5,140	$4,335

The estimated future amortization expense of purchased intangible assets as of December 31, 2016, is as follows (in thousands):

2017	$1,409
2018	1,202
2019	804
2020	687
2021	687
Thereafter	773
$5,562

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Balance sheet components

Restricted Cash

Restricted cash was as follows (in thousands):

	December 31,
	2016	2015
Restricted in connection with notes payable and short-term borrowing (see Note 10)	$2,098	$2,660
Restricted in connection with asset purchase agreement (see Note 18)	1,987	—
Total restricted cash	$4,085	$2,660
Reported as:
Restricted cash	$4,085	$2,660

Accounts receivable, net

Accounts receivable, net were as follows (in thousands):

	December 31,
	2016	2015
Accounts receivable	$78,143	$82,235
Trade notes receivable	2,892	1,769
Allowance for doubtful accounts	(425)	(843)
	$80,610	$83,161

The table below summarizes the movement in the Company’s allowance for doubtful accounts (in thousands):

Balance at December 31, 2013	$(531)
Provision for bad debt	266
Write-offs, net of recoveries	24
Balance at December 31, 2014	(241)
Provision for bad debt	(640)
Write-offs, net of recoveries	38
Balance at December 31, 2015	(843)
Provision for bad debt	382
Write-offs, net of recoveries	36
Balance at December 31, 2016	$(425)

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories

Inventories were as follows (in thousands):

	December 31,
	2016	2015
Raw materials	$23,348	$23,793
Work in process	10,996	12,165
Finished goods(1)	13,893	29,644
	$48,237	$65,602

(1) Included in finished goods was $8.3 million and $14.2 million of inventory at customer vendor managed inventory locations at December 31, 2016 and 2015, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets were as follows (in thousands):

	December 31,
	2016	2015
Prepaid taxes and taxes receivable	$16,102	$9,329
Deposits and other prepaid expenses	3,571	2,308
Other receivable	2,723	756
	$22,396	$12,393

Property, plant and equipment, net

Property, plant and equipment, net were as follows (in thousands):

	December 31,
	2016	2015
Land	$2,847	$2,768
Buildings	22,107	21,791
Machinery and equipment	160,314	117,758
Furniture, fixtures, software and office equipment	8,413	9,661
Leasehold improvements	14,541	10,534
	208,222	162,512
Less: Accumulated depreciation	(101,355)	(99,894)
	$106,867	$62,618

Depreciation expense was $17.9 million $17.7 million and $19.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. In 2014, the Company wrote off certain leasehold improvements in its facility in Fremont, California and recorded an asset impairment charge of $1.1 million in connection with the Company’s business re-alignment initiatives.

Assets Held for Sale

In December 2016, the Company entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) to sell certain inventories, fixed assets and intangible assets of its access network and low speed transceiver product lines (the “Low Speed Transceiver Products”). The transaction closed on January 14, 2017, see Note 18, Subsequent Events. As of December 31, 2016, such assets were reclassified as held for sale and the estimated fair value

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

less direct costs of sale exceeded the related carrying value. As of December 31, 2016, assets held for sale with carrying values are as follows (in thousands):

Assets held for sale:
Inventories	$13,137
Property, plant and equipment	816
Total	$13,953

Accrued and other current liabilities

Accrued and other current liabilities were as follows (in thousands):

	December 31,
	2016	2015
Employee-related	$18,654	$17,420
Income and other taxes payable	3,956	3,720
Deferred revenue, current	956	26
Accrued warranty	678	1,175
Rusnano payment derivative	389	389
Other accrued expenses	5,992	5,220
	$30,625	$27,950

Accrued warranty

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Years ended December 31,
	2016	2015	2014
Beginning balance	$1,175	$1,751	$1,737
Warranty accruals	102	79	861
Settlements	(599)	(655)	(847)
Ending balance	$678	$1,175	$1,751

Other noncurrent liabilities

Other noncurrent liabilities were as follows (in thousands):

	December 31,
	2016	2015
Pension and other employee-related	$5,045	$5,036
Deferred rent	1,509	227
Deferred revenue	1,184	665
Deferred income tax liabilities	46	88
Other	1,155	1,460
	$8,939	$7,476

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Restructuring

In 2015 and 2014, the Company recorded $0.2 million and $1.1 million, respectively, in restructuring charges, which were included within cost of goods sold and operating expenses, in connection with a workforce reduction related restructuring plan initiated in 2014. In 2015, the Company paid the remaining liabilities related to facilities included in its restructuring plan initiated in 2013. There were no restructuring liabilities as of each of December 31, 2016 and 2015.

10. Debt

The Company consolidated its various borrowing arrangements in 2015 to three group: Notes payable in China, short-term borrowing with Comerica Bank and long-term debt with Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”). The table below summarizes the carrying amount and weighted average interest rate of the Company’s notes payable and borrowings (in thousands, except percentages):

	December 31, 2016		December 31, 2015
	Carrying	Interest	Carrying	Interest
	Amount	Rate	Amount	Rate
Notes payable	$6,390	—	$8,857	—
Short-term borrowing-Comerica Bank	23,800	3.37%	23,800	2.99%
Total notes payable and short-term borrowing	$30,190		$32,657
Long-term debt, current and non-current:
Mitsubishi Bank loans	$11,253	1.43%	$11,769	1.53%
Unaccreted discount and issuance costs within current portion of long-term debt	(108)		(71)
Unaccreted discount and issuance costs within long-term debt, net of current portion	(183)		(179)
Total long-term debt, net of unaccreted discount and issuance costs	$10,962		$11,519

Reported as:
Current portion of long-term debt	$747		$760
Long-term debt, net of current portion	10,215		10,759
Total long-term debt, net of unaccreted discount and issuance costs	$10,962		$11,519

Notes payable and Short-Term Borrowing

The Company regularly issues notes payable to its suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities with banking institutions and are due three to six months after issuance. Compensating balance at a percentage of the total notes payable balance is required to be maintained at the issuing banks until the notes payable balance is settled. These credit facilities can be used for short-term loans which will bear interest at varying rates.

At December 31, 2016, the Company’s subsidiary in China had three short-term line of credit facilities. Under the first credit facility, which has been renewed to expire in July 2019, RMB 120.0 million ($17.3 million) can be used for short-term loans or up to RMB 171.4 million ($24.7 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement).  Under the second credit facility, which has been renewed to expire in September 2017, the borrowing capacity has been increased to RMB 266.0 million ($38.3 million) for short-term loans or up to approximately RMB 380.0 million ($54.7 million) can be used for bank acceptance drafts (with a 30% compensating balance requirement). The third credit facility, executed in August 2016 and expires in July 2019, has a borrowing capacity of up to RMB 30.0 million (approximately $4.3 million) for short-term loans or up to approximately RMB 42.9 million (approximately $6.2 million) for bank acceptance drafts (with a 30% compensating balance requirement).

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2016 and 2015, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China under these line of credit facilities had an outstanding balance of $6.4 million and $8.9 million, respectively, with compensating balances relating to these credit facilities totaling $2.1 million and $2.7 million, respectively. Compensating balances are classified as restricted cash on the Company’s consolidated balance sheets.

In addition to the outstanding notes payable, three letters of credit totaling $1.6 million to its suppliers were issued in 2016 for equipment purchases in December 2016. These letters of credit require a 30% compensating balance requirement. As of December 31, 2016, the outstanding balance of the letters of credit was immaterial and was fully repaid in January 2017.

In 2015, the Company’s subsidiary in China repaid in full its short-term advance financing agreements under its line of credit facilities.

The Company has a credit agreement with the Comerica Bank as lead bank in the U.S. (the “Comerica Credit Agreement”). In 2015, the Comerica Credit Agreement was amended to refinance the then-outstanding Comerica term loan and increased the revolving credit line borrowing capacity to $30.0 million. In 2017, the Company further amended the Comerica Credit Agreement to extend the maturity to April 30, 2017 and removed the financial covenant related to EBDITA. Borrowings under the term loan bore interest at an interest rate option of a base rate as defined in the agreement plus 2.0% or LIBOR plus 3.0% while borrowings under the amended revolving credit facility bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. The base rate is the greater of (a) the effective prime rate, (b) the Federal Funds effective rate plus one percent, and (c) the daily adjusting LIBOR rate plus one percent.  The Company is subject to covenant requirements, including restrictions to incur certain additional debt or to engage in specified transactions, the payment of dividends to its stockholders in the event of a default and is secured by substantially all of the Company’s U.S. assets, other than intellectual property assets. As of December 31, 2016, the Company was in compliance with the related covenants except for exceeding the capital expenditure limit for which a waiver was obtained subsequent to year end.

The outstanding balance under the Comerica Credit Agreement was $23.8 million at each of December 31, 2016 and 2015 and the rate on the LIBOR option was 3.37% and 2.99%, respectively.

Acquisition-related

In 2015, the Company repaid in full the $15.5 million note issued for the acquisition of the tunable laser products of EMCORE in January 2015 as well as the remaining balance of the 1,050 million Japanese Yen (the “JPY”) loan issued for the acquisition of NeoPhotonics Semiconductor in March 2013.

Long-Term Debt

On February 25, 2015, the Company entered into two loan agreements (collectively, the “Loan Arrangements”) with the Mitsubishi Bank that provided for (i) a term loan in the aggregate principal amount of 500 million Japanese Yen (the “JPY”)  ($4.2 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($8.4 million) (the “Term Loan B” and together with the Term Loan A, the “Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by our Japanese subsidiary. Interest on the Mitsubishi Bank Loans accrues based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date on February 23, 2018 and the aggregate principal amount is due upon the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date on February 25, 2025, and the balance of 8,373,000 JPY is due upon maturity. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.3 million).

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Mitsubishi Bank Loans contain covenants applicable to the Company’s Japanese subsidiary, including restrictions on cessation in business, management, mergers or acquisitions. The Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Company used a portion of the proceeds of the Mitsubishi Bank Loans to repay the then-outstanding loan related to the acquisition of NeoPhotonics Semiconductor, which had an outstanding principal and interest amount of approximately 710 million JPY ($6.0 million) and for general working capital. As of December 31, 2016, the outstanding principal balance under the Mitsubishi Bank Loans was approximately 1.3 billion JPY (approximately $11.3 million) and the Company was in compliance with the related covenants.

At December 31, 2016, maturities of long-term debt were as follows (in thousands):

2017	$855
2018	5,128
2019	855
2020	855
2021	855
Thereafter	2,705
$11,253

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The funded status of these plans for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
	RAP	RAP	RAP	DBCPP
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$5,086	$5,054	$5,446	$2,508
Service cost	—	—	39	14
Interest cost	11	10	29	7
Benefits paid	(551)	—	(23)	(76)
Actuarial (gain)/loss	72	40	154	88
Curtailment/Settlement	—	—	(408)	(2,022)
Transfer from DBCPP to RAP	—	—	490	(569)
Currency translation adjustment	184	(18)	(673)	50
Projected benefit obligation, end of period	$4,802	$5,086	$5,054	$—
Change in plan assets:
Plan assets at fair value, beginning of period	$—	$—	$—	$2,072
Employer contributions	—	—	—	15
Benefits paid	—	—	—	(76)
Transfer to DCP	—	—	—	(1,766)
Currency translation adjustment	—	—	—	(245)
Plan assets at calculated amount, end of period	$—	$—	$—	$—
Amounts recognized in consolidated balance sheets:
Accrued and other current liabilities	$393	$497	$123	$—
Other noncurrent liabilities	$4,409	$4,589	$4,931	$—
Amount recognized in accumulated other comprehensive loss:
Defined benefit pension plans adjustment	$230	$153	$113	$—
Accumulated benefit obligation, end of period	$4,802	$5,086	$5,054	$—

Net periodic pension cost associated with these plans for the years ended December 31, 2016, 2015 and 2014 included the following components (in thousands):

	2016	2015	2014
	RAP	RAP	RAP	DBCPP
Service cost	$—	$—	$39	$14
Interest cost	11	10	29	7
Other	—	—	—	1
Curtailment/settlement (gain) loss	—	—	(249)	133
Net periodic pension (gain) costs	$11	$10	$(181)	$155

The projected and accumulated benefit obligations for the RAP were calculated as of December 31, 2016 and 2015 using a discount rate assumption of 0.1% and 0.2%, respectively.

Estimated future benefit payments under the RAP are as follows (in thousands):

2017	$393
2018	565
2019	262
2020	520
2021	585
2022 - 2026	1,210
Thereafter	1,267
$4,802

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). The Company currently matches a portion of all eligible employee contributions which vest immediately. The Company’s matching contributions to the plan totaled $0.4 million, $0.3 million and $0.3 million, respectively, for the years ended December 31, 2016, 2015, and 2014.

12. Commitments and contingencies

Leases

The Company leases various facilities under non-cancelable operating leases. As of December 31, 2016, the future minimum commitments under the Company’s non-cancelable operating leases are as follows (in thousands):

Years ending December 31,
2017	$2,081
2018	3,483
2019	3,463
2020	3,062
2021	2,607
Thereafter	12,649
$27,345

The total minimum lease commitment amount above does not include minimum sublease rent income of $1.0 million receivable in the future under non-cancelable sublease agreements.

The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the Company’s operating leases was $2.4 million, $2.2 million and $2.2 million, respectively, in the years ended December 31, 2016, 2015, and 2014.

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

claims. While there has been no action on this matter since 2012, the Company is currently unable to predict the outcome of this dispute and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

In January 2013, the Company was served with a lawsuit, filed in Belgium by a distributor called Laser 2000 Beneluo SA (“Laser 2000”) claiming unpaid commissions. The distributor agreement was formally terminated as of January 3, 2012. The Company paid $492,000 to Laser 2000 as partial settlement of claims and to avoid penalties from the Court and submitted a legal brief to court on September 16, 2013. Laser 2000 filed a response on December 16, 2013 and the Company filed the final rebuttal brief on January 30, 2014. In March 2015, the Belgian Court issued a ruling awarding Laser 2000 approximately one million euros in damages (approximately $1,100,000 at current exchange rates). The Company was served with the judgment on September 28, 2015. The Company filed an appeal to the verdict in December 2015. The parties engaged in negotiations and have agreed to a settlement to be paid by the Company to Laser 2000 in the amount of approximately $0.3 million, which had been accrued for by the Company and is expected to be paid by April 30, 2017.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against the Company in the future and the Company may record charges in the future as a result of these indemnification obligations. As of December 31, 2016, the Company did not have any material indemnification claims that were probable or reasonably possible.

Purchase obligations

The Company has open purchase orders with its suppliers for the purchase of inventory and other items in the ordinary course of its business. As of December 31, 2016, the Company’s estimate of outstanding amounts under these purchase orders was approximately $71.2 million, primarily expected to be purchased within the next 12 months. Certain of these open purchase orders may be cancellable without penalty.

Rusnano Payment Derivative

In connection with a private placement transaction in 2012, the Company entered into a rights agreement with Joint Stock Company “RUSNANO” (formerly Open Joint Stock Company “RUSNANO"), or Rusnano, one of its principal stockholder. Under the rights agreement, the Company agreed to make a $30.0 million investment commitment (the ‘Investment Commitment’) towards the Company’s Russian operations through 2019, which could be partially satisfied by cash and/or non-cash investment inside or outside of Russia and/or by non-cash asset transfers. Rusnano must approve non-cash asset transfers to be made in satisfaction of the Investment Commitment.

In 2015, the Company amended the rights agreement (the “Amended Rights Agreement”) with Rusnano, effective June 30, 2015, for an updated investment plan for the Company’s Russian subsidiaries that includes non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones through 2019. The Amended Rights Agreement limits the maximum amount of penalty and/or exit fee to be paid by the Company to $5.0 million in the aggregate (the “Rusano Payment”) and allows such payment to be reduced when certain milestones are met over time. The Company fulfilled the 2015 milestones and have contributed over $15.4 million in cash and assets to its Russian subsidiaries as of December 31, 2015. If the Company’s cumulative investment and spending to its Russian subsidiaries is less than $18.8 million by December 31, 2016, the Company will be subject to a $1.5 million penalty within 30 days after the end of a 90-day cure period. If certain of the Investment Commitments are not achieved in the indicated time frames in 2016 and 2019, the Company also has the ability to cease its Russian operations by paying an exit fee of $3.5 million at the end of 2016 or $2.0 million in 2019. The Company fulfilled the $18.8 million investment commitment requirement for 2016 as of December 31, 2016.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has accounted for the Rusnano Payment as an embedded derivative instrument (the “Rusnano Payment Derivative”), with the underlying being the performance or nonperformance of meeting the Investment Commitment and initially classified $4.9 million of the $5.0 million as additional paid-in capital and the remaining $0.1 million, representing the estimated fair value of the Rusnano Payment Derivative, in other noncurrent liabilities. The fair value of the Rusnano Payment Derivative has been estimated at the date of the original common stock sale and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other income, net. In 2015 and 2014, the Company recorded a $0.1 million benefit and a $0.3 million expense within other income, net. The estimated fair value of this derivative was $0.4 million and $0.4 million as of December 31, 2016 and 2015, respectively.

Escrow Settlement with Santur

In 2014, the Company entered into an escrow settlement agreement covering the outstanding claims in connection with its 2011 acquisition of Santur Corporation (“Santur”) and recognized a $3.9 million escrow settlement gain.

13. Stockholders’ Equity

Common stock

As of December 31, 2016, the Company had reserved 7,158,859 shares of common stock for issuance under its stock option plans and 627,848 shares of common stock for issuance under its employee stock purchase plan.

Resale Registration Statement

In December 2014, the Company entered into a Commitment to File a Registration Statement and Related Waiver of Registration Rights, whereby Rusnano waived certain registration rights in connection with a potential offering by the Company of shares of the Company’s common stock, and the Company committed to file with the U.S. Securities and Exchange Commission a resale registration statement on Form S-1 covering the resale of all shares of the Company’s common stock held by Rusnano. In each of 2015 and 2016, the Company filed such resale registration statement, which registered 4,972,905 shares of the Company’s common stock, at a par value of $0.0025 per share, held by Rusnano. The Company does not receive any proceeds from any sales of the Company’s common stock held by Rusnano (See Note 12).

Follow-On Public Offering

In 2015, the Company completed a follow-on public offering, in which the Company sold 6,866,689 shares of its common stock, including 895,655 shares of common stock sold upon the exercise in full of the overallotment option by the underwriters, at a public offering price of $7.25 per share. The Company raised approximately $45.6 million, net of underwriting discounts of $3.0 million and other offering expenses of approximately $1.2 million.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of taxes, as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Foreign currency translation adjustments	$(8,235)	$(1,595)
Unrealized gains on available-for-sale securities	(19)	(29)
Defined benefit pension plan adjustment	(147)	(99)
	$(8,401)	$(1,723)

No material amounts related to available-for-sale securities or the defined benefit pension plan were reclassified out of accumulated other comprehensive loss during the years ended December 31, 2016, 2015 or 2014.

Accumulated Deficit

Approximately $8.7 million and $7.9 million of the Company’s retained earnings within its accumulated deficit at December 31, 2016 and 2015, respectively, was subject to restriction due to a requirement that its subsidiaries in China set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

14. Stock-based compensation

Equity incentive programs

2004 Stock Option Plan

In March 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) for the benefit of its eligible employees, consultants and independent directors. In February 2011, in connection with the closing of the Company’s initial public offering and execution of the associated underwriting agreement, shares authorized for issuance under the 2004 Plan were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of December 31, 2016, options to purchase 818,735 shares were outstanding under the 2004 Plan and no shares were available for future grant.

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

As of December 31, 2016, 286,768 stock appreciation units were outstanding, of which 283,201 stock appreciation units were vested. The Company does not intend to grant additional stock appreciation units under the 2007 Plan.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2010 Plan was 865,420 shares. The number of shares of the Company’s common stock reserved for issuance under the 2010 Plan automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2010 Plan is 8,000,000 shares. As of December 31, 2016, stock options to purchase and restricted stock units to convert to a total of 5,302,687 shares of common stock were outstanding under the 2010 Plan and 375,340 shares were reserved for future issuance.

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

The 2010 ESPP initially authorized the issuance of 342,568 shares of the Company’s common stock pursuant to purchase rights granted to employees or to employees of designated affiliates. The number of shares of common stock reserved for issuance automatically increase on January 1st of each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lesser of (1) 3.5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 600,000 shares of common stock or (3) such lesser number of shares of common stock as determined by the Company’s board of directors. As of December 31, 2016, the Company had 627,848 shares reserved for future issuance.

2011 Inducement Award Plan

In September 2011, the Company adopted its 2011 Inducement Award Plan (the “2011 Plan”). The 2011 Plan provides for awarding options, stock appreciation rights, restricted stock grants, restricted stock units and other awards to

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

new employees of the Company and its affiliates, including as a result of future business acquisitions. All options under this plan will be designated as non-statutory stock options.

The number of shares initially reserved for issuance under the 2011 Plan was 750,000 shares. The exercise price of awards shall be not less than 100% of the fair market value of the Company’s common stock on the date of grant. Each stock appreciation right grant will be denominated in shares of common stock equivalents. Options and stock appreciation rights have a maximum term of ten years measured from the date of grant, subject to earlier termination following the individual’s cessation of service with the Company. In 2015, an additional 100,000 shares were authorized for issuance by the Company’s board of directors. As of December 31, 2016, stock options to purchase a total of 269,391 shares of common stock were outstanding under the 2011 Plan and 392,706 shares were reserved for future issuance.

Determining Fair Value

The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Years ended December 31,
Stock options	2016	2015	2014
Weighted-average expected term (years)	5.75	5.33	5.36
Weighted-average volatility	65%	60%	62%
Risk-free interest rate	1.01%-1.76%	1.37%-1.85%	1.62% – 2.00%
Expected dividends	— %	— %	— %
Stock appreciation units
Weighted-average expected term (years)	2.77	3.54	2.34
Weighted-average volatility	61%	62%	56%
Risk-free interest rate	0.45%-1.47%	0.25%-1.57%	0.13% – 1.07%
Expected dividends	— %	— %	— %
ESPP
Weighted-average expected term (years)	0.73	0.69	0.65
Weighted-average volatility	54%	58%	54%
Risk-free interest rate	0.39%-0.45%	0.03%-0.14%	0.05% – 0.13%
Expected dividends	— %	— %	— %

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

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense recognized for the years ended December 31, 2016, 2015 and 2014. Unamortized stock-based compensation costs capitalized as part of inventory were immaterial in each of the periods presented (in thousands):

	Years ended December 31,
	2016	2015	2014
Cost of goods sold	$3,130	$1,335	$1,148
Research and development	4,760	2,049	2,269
Sales and marketing	4,105	1,794	1,429
General and administrative	5,081	2,585	1,995
	$17,076	$7,763	$6,841

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

The new exercise price per share for each repriced eligible option or eligible stock appreciation right is $3.50. Each of the repriced eligible options or eligible stock appreciation rights was subject to a new vesting schedule as follows: 50% of the shares subject to such repriced eligible option or eligible stock appreciation right vested and became exercisable on January 1, 2016, and the remaining 50% vested and became exercisable in 12 equal monthly installments on each monthly anniversary thereafter, in each case subject to continued service with the Company on each applicable vesting date; provided, however, that alternative vesting applied to certain eligible options or eligible stock appreciation rights if the expiration date of such eligible options or eligible stock appreciation rights was after January 30, 2016, but on or before January 1, 2017, then 50% of the shares subject to the repriced awards vested and became exercisable on January 1, 2016 and the remaining shares were subject to ratable monthly vesting over the remaining term ending 60 days prior to the expiration date of the repriced awards; if the expiration date of such eligible options or eligible stock appreciation rights was prior to January 30, 2016, then 100% of the shares subject to the repriced awards vested and became exercisable on the 60th day prior to the expiration date.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Option and Restricted Stock Unit Activity

The following table summarizes the Company’s stock option and restricted stock unit, or RSU, activity during the year ended December 31, 2016:

		Stock Options		Restricted Stock Units
			Weighted		Weighted
	Shares		Average		Average
	Available	Number of	Exercise	Number of	Grant Date
	for Grant	Shares	Price	Units	Fair Value
Balance at December 31, 2015	705,051	5,007,797	$4.34	1,213,686	$7.46
Authorized for issuance	1,434,499	—	—	—	—
Granted	(1,530,835)	372,136	12.29	1,158,699	12.33
Exercised/Converted	—	(1,013,056)	3.62	(226,468)	7.18
Cancelled/Forfeited	159,331	(65,537)	5.65	(56,444)	9.26
Balance at December 31, 2016	768,046	4,301,340	$5.18	2,089,473	$10.15

The following table summarizes information about stock options outstanding as of December 31, 2016:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in Thousands)
Vested and expected to vest	4,221,589	$5.09	6.03	$24,674
Exercisable	3,461,915	$4.31	5.49	$22,519

The fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $3.9 million, $1.3 million and $1.2 million, respectively. The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2016 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2016. The intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014, was $9.7 million, $1.6 million and $0.4 million, respectively.

The weighted-average fair value of options granted was $7.05, $3.87 and $1.89 per share for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, there was $3.0 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 2.3 years.

Included in the outstanding stock options at December 31, 2016 are 1.1 million shares of market-based stock options granted to key personnel. The fair value of its market-based option grants was $4.72 for 2015 and $1.65 for 2014 using a Monte Carlo simulation model with the assumptions discussed above. These options vested in September 2016 as a result of the satisfaction of the market condition requiring the average closing price of the Company’s common stock over a period of 20 consecutive trading days to be equal to or greater than $15.00 per share and the recipients remaining in continuous service with the Company through such period. The Company recorded approximately $4.8 million in related stock-based compensation expense for these options in 2016.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about RSUs outstanding as of December 31, 2016:

Restricted Stock Units Outstanding
Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	(in Thousands)
Vested and expected to vest	1,859,267	$—	1.29	$20,099

The fair value of RSUs vested during the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $3.3 million and $3.4 million, respectively. The intrinsic value of RSUs vested and expected to vest as of December 31, 2016 is calculated based on the fair value of the Company’s common stock as of December 31, 2016. The intrinsic value of RSUs converted during the years ended December 31, 2016, 2015 and 2014, was $2.8 million, $4.3 million and $1.8 million, respectively.

The weighted-average fair value of RSUs granted was $12.33,  $7.46 and $4.54 per share for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, the Company had $14.4 million of unrecognized stock-based compensation expense for RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 2.3 years.

The majority of the Company’s RSUs that were converted during the years ended December 31, 2016, 2015 and 2014 were net share settled. Upon each settlement date, RSUs were withheld to cover the minimum withholding tax and the remaining amounts were delivered to the recipient as shares of the Company’s common stock. In 2016, 2015 and 2014, the Company withheld 49,838,  95,227 and 108,623 shares, respectively, and remitted cash of $0.6 million, $0.7 million and $0.4 million, respectively, to the appropriate tax authorities.

Stock Appreciation Unit Activity

The following table summarizes the Company’s stock appreciation unit activity during the year ended December 31, 2016:

		Weighted-
	Stock	Average
	Appreciation	Exercise
	Units	Price
Stock appreciation units outstanding as of December 31, 2015	342,316	$4.85
Stock appreciation units exercised	(55,133)	$4.73
Stock appreciation units cancelled	(415)	$3.73
Stock appreciation units outstanding as of December 31, 2016	286,768	$4.87

The fair value of stock appreciation units vested was $3.7 million in 2016 and immaterial in 2015 and 2014. The intrinsic value of stock appreciation units is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2016. Cash paid for stock appreciation units exercised was $0.5 million in 2016, $0.1 million in 2015, and immaterial in 2014.

As of December 31, 2016 and 2015, the liability for settlement of stock appreciation units was approximately $2.0 million and $0.7 million, respectively, and was included in accrued and other current liabilities on the consolidated balance sheet, based on the fair value of the stock appreciation units, that will be recognized through settlement.

Included in the outstanding stock appreciation units at December 31, 2016 were 0.2 million shares of market-based stock appreciation units granted to key personnel which were granted during 2013. These market-based units vested in September 2016 upon the satisfaction of the market condition requiring the average closing price of the Company’s common stock over a period of 20 consecutive trading days to be equal to or greater than $15.00 per share and the

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

recipients remaining in continuous service with the Company through such period. The Company recorded approximately $0.9 million in related stock-based compensation for these stock appreciation units in 2016.

Employee Stock Purchase Plan

The Company issued 350,655 shares under the 2010 ESPP during the year ended December 31, 2016. As of December 31, 2016, there was $0.9 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2017.

15. Income taxes

The provision for income taxes is based upon the income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
U.S. operations	$(10,217)	$(7,212)	$(30,046)
Non-U.S. operations	13,609	13,984	12,846
	$3,392	$6,772	$(17,200)

The components of the provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current
Federal	$(127)	$(48)	$(71)
State	(13)	(8)	(18)
Foreign	(3,925)	(3,725)	(1,218)
	(4,065)	(3,781)	(1,307)
Deferred
Federal	(24)	(22)	—
State	—	—	—
Foreign	492	699	(1,212)
Total provision	$(3,597)	$(3,104)	$(2,519)

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes differs from the amount obtained by applying the U.S. federal statutory tax rate as follows (in thousands, except percentages):

	Years Ended December 31,
	2016	2015	2014
Federal statutory rate	35%	35%	35%
Tax at federal statutory rate	$(1,185)	$(2,378)	$5,969
State taxes, net of federal benefit	(8)	(8)	(18)
Subpart F income	(19)	(66)	(18,986)
Nondeductible expenses	(727)	(135)	(125)
Stock-based compensation	(877)	(465)	(542)
Change in valuation allowance	(1,455)	(958)	(724)
Research and development	1,175	1,017	539
Foreign rate differences	(1,215)	(844)	1,246
Escrow settlement	—	—	1,360
Foreign tax credit	127	30	9,208
Change in prior year deferred balances	920	417	(308)
Other	(333)	286	(138)
Total provision for income taxes from continuing operations	$(3,597)	$(3,104)	$(2,519)

Deferred income tax assets and liabilities comprise the following (in thousands):

	December 31,
	2016	2015
Deferred Tax Assets:
Net operating loss carryforwards	$55,274	$60,063
Federal and state credits	23,372	21,752
Reserves, accruals and other	14,423	10,325
Fixed assets and intangibles	1,817	1,459
Total deferred tax assets	94,886	93,599
Valuation allowance	(90,060)	(88,940)
Total deferred tax assets, net of valuation allowance	4,826	4,659
Less deferred tax liabilities:
Acquired intangibles	(2,295)	(3,878)
Property, plant and equipment	(949)	—
Net deferred tax assets	$1,582	$781

Reported as:
Long term deferred tax assets, included within other long-term assets	$1,628	$869
Long term deferred income tax liabilities, included within noncurrent liabilities	(46)	(88)
Net deferred tax assets	$1,582	$781

The net valuation allowance increased by $1.1 million in 2016 and decreased by $2.3 million in 2015. The changes are primarily due to changes in the U.S. deferred tax assets. The Company did not record a full valuation allowance against its net deferred tax assets in most foreign jurisdictions as it believes these deferred tax assets were realizable on a more likely than not basis as of December 31, 2016. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulative net losses to date, the Company continues to maintain a full valuation allowance against its net U.S. deferred tax assets with the exception of indefinite deferred tax liabilities. As of December 31, 2016, the Company had federal and state net operating loss, or NOL, carryforwards of $207.3 million and $51.0 million, respectively. Federal NOL carryforwards start to expire in 2018 and a portion of the California NOL carryforwards will begin to expire in 2017. There are $8.6 million in NOL carryforwards related to excess tax benefits from stock options which will be credited to additional paid-in capital when realized. At

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016, the Company also had federal and state research credit carryovers of $7.3 million and $14.5 million, respectively. The federal credits will begin to expire in 2018 and the state credits can be carried forward indefinitely. The Company also had $10.3 million of foreign tax credit carryforwards which will start to expire in 2022 if not utilized. Utilization of NOL carryforwards and carried over tax credits may be subject to substantial annual limitation due to federal and state ownership limitations. The annual limitation may result in the expiration of NOL and tax credit carryforwards before utilization. The deferred tax assets listed above do not include NOL carryforwards that are expected to expire unutilized as a result of existing ownership changes.

As of December 31, 2016, the Company’s undistributed earnings of foreign subsidiaries were $30.7 million. Undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested and, accordingly no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the forms of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to adjustment for foreign tax credits). Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable and the amount is expected to be immaterial.

One of the Company’s China subsidiaries qualified for a preferential 15% tax rate that is available under the China Enterprise Income Tax Law, or the EIT law, for new and high technology enterprises and was granted a 15% tax rate for tax years 2015 and 2014. In June 2016, China’s State Administration of Taxation issued a notice to adjust the requirements for high technology enterprise status and as a result, the Company’s China subsidiary did not meet the requirements for the tax year 2016 and computed its tax provision for 2016 based on a 25% regular corporate tax rate and remeasured its deferred tax assets accordingly. The Company realized benefits from the reduced tax rate of $0.9 million and $0.5 million in the years ended December 31, 2015 and 2014, respectively.

At December 31, 2016, the Company’s gross unrecognized tax benefits were approximately $23.6 million, of which $0.2 million would impact the effective tax rate if recognized. Substantial portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company does not believe that the amount of unrecognized tax benefits will change significantly in the next twelve months. There were no interest or penalties related to unrecognized tax benefits. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2013	$16,452
Gross increases for tax positions of current year	2,090
Reductions resulting from lapse of applicable statute of limitations	(170)
Balance at December 31, 2014	18,372
Gross increases for tax positions of current year	2,314
Balance at December 31, 2015	20,686
Gross increases for tax positions of current year	2,920
Balance at December 31, 2016	$23,606

The Company’s material tax jurisdictions are the United States federal, California, Japan and China. As a result of NOL carryforwards, substantially all of the Company’s tax years remain open to U.S. federal and state tax examination. All of Japan’s tax years remain open for Japanese tax examination. Tax years for 2011 and forward remain open for Chinese tax examination.

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Segment and geographic information

The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company’s operations as a whole and reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources. In 2016, 2015 and 2014, the Company operated in one reportable segment.

Through 2016, the Company has aligned its products to High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenue:
High Speed Products	$277,258	$195,831	$129,595
Network Products and Solutions	134,165	143,608	176,582
Total revenue	$411,423	$339,439	$306,177

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the ship to location of the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenue:
China	$254,685	$182,504	$161,509
United States	67,807	77,867	56,603
Japan	12,037	12,713	16,261
Rest of world	76,894	66,355	71,804
Total revenue	$411,423	$339,439	$306,177

	As of December 31,
	2016	2015
Property, plant and equipment, net:
China	$38,589	$24,334
United States	31,101	19,308
Japan	31,784	15,603
Rest of world	5,393	3,373
Total	$106,867	$62,618

NEOPHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Selected Quarterly Financial Data (unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2016 and 2015:

	First	Second	Third	Fourth
Year ended December 31, 2016	Quarter	Quarter	Quarter	Quarter
		(In thousands, except per share data)
Revenues	$99,145	$99,129	$103,312	$109,837
Gross profit	31,122	27,529	27,449	31,033
Net income (loss)	2,310	2,676	(7,187)	1,996
Basic net income (loss) per share	$0.06	$0.06	$(0.17)	$0.05
Diluted net income (loss) per share	$0.05	$0.06	$(0.17)	$0.04
Weighted averages shares used to compute basic net income (loss) per share	41,121	41,603	42,038	42,421
Weighted averages shares used to compute diluted net income (loss) per share	43,648	44,320	42,038	45,767

	First	Second	Third	Fourth
Year ended December 31, 2015	Quarter	Quarter	Quarter	Quarter
		(In thousands, except per share data)
Revenues	$81,384	$85,372	$83,560	$89,123
Gross profit	24,053	26,146	23,772	25,110
Net income	100	1,791	1,378	399
Basic and diluted net income per share	$—	$0.05	$0.03	$0.01
Weighted averages shares used to compute basic net income per share	32,780	35,684	40,367	40,739
Weighted averages shares used to compute diluted net income per share	33,031	37,294	42,217	42,668

18. Subsequent Events

Subsequent events included the following:

Repayment of Comerica Credit Facility

In January 2017, the Company repaid the outstanding balance under the Comerica credit facility, which was $23.8 million as of December 31, 2016.

Sale of Assets

In January 2017, the Company completed the sale of its Low Speed Transceiver Products’ assets to APAT Optoelectronics Components Co., Ltd. (“APAT OE”) pursuant to an Asset Purchase Agreement dated December 14, 2016. The transaction consists of approximately $25.0 million (in RMB equivalent) purchase price plus an approximately $1.4 million (in RMB equivalent) post-closing transition services fees to be delivered under a transition services agreement with APAT OE. The outstanding supply chain purchase commitments and value-added tax obligations will also be assumed by APAT OE. The purchase price was reduced by $3.4 million after closing for inventory adjustment and is subject to other adjustments of up to $10.0 million for any potential indemnification claims. All of these products were part of the Company’s Network Products and Solutions product group and include the low speed passive optical network, or PON, products for which the end-of-life plan was announced in mid-2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective as a result of a material weakness that existed in our internal control over financial reporting as described below, to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Notwithstanding such material weakness, which is described below in Management’s Report on Internal Control over Financial Reporting, our management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) as defined in the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of our assessment, using the criteria in Internal Control – Integrated Framework (2013), our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016 because of the material weakness described below.

Material Weakness Identified

Our management concluded that, as of the end of the period covered in this report, a material weakness existed in our internal control over financial reporting. Specifically, our internal controls were not designed and operating effectively to ensure proper cut-off for certain revenue transactions. Our logistics personnel did not have adequate written procedures and training with respect to our shipping and handling policies for sales. As a result of these design and operating effectiveness deficiencies, our policies and controls related to our revenue recognition and shipping and handling practices were not effective in ensuring that revenue was properly accounted for in accordance with generally accepted accounting principles. These deficiencies were evaluated as having the potential to result in a material misstatement in our financial statements and aggregated to a material weakness in our internal controls over the timing of revenue recognition. No actual material misstatements were identified for the year ended December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below.

Remediation Efforts to Address Material Weakness

Our management has been actively engaged in developing a  remediation plan to address the material weakness discussed above. The remediation efforts that we expect to implement in 2017 include the following:

(a)	Strengthening our cut-off controls with improved documentation standards, revised segregation of duties and training, and
(b)	Improving logistics operations documentation standards and procedures.

Our goal is to remediate this material weakness by the end of 2017, provided that there are sufficient opportunities to conclude, through testing, that the enhanced controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except for the identification of the material weakness discussed above, there have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) in the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoPhotonics Corporation

San Jose, California

We have audited NeoPhotonics Corporation’s and subsidiaries (the "Company’s") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company’s internal controls were not designed and operating effectively to ensure proper cut-off for certain revenue transactions. The Company’s logistics personnel did not have adequate written procedures and training with respect to the Company’s shipping and handling policies and procedures for sales. As a result of these design and operating effectiveness deficiencies, the Company’s policies and controls related to revenue recognition and shipping and handling practices were not effective in ensuring that revenue was properly accounted for in accordance with generally accepted accounting principles in the United States of America.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and our report dated March 16,  2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 16,  2017

ITEM 9B. OTHER INFORMATION

Not applicable.

Part III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1—Election of Directors” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC on or before April 30,  2017.

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

We intend to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at http://www.neophotonics.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2016.

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

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

By:	/S/ TIMOTHY S. JENKS
Timothy S. Jenks
President, Chief Executive Officer and
Chairman of the Board of Directors

March 16,  2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 16,  2017 on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY S. JENKS	President, Chief Executive Officer and	March 16, 2017
Timothy S. Jenks	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ CLYDE RAYMOND WALLIN	Senior Vice President and Chief	March 16, 2017
Clyde Raymond Wallin	Financial Officer (Principal Financial and
Accounting Officer)

/s/ CHARLES J. ABBE	Director	March 16, 2017
Charles J. Abbe

/s/ DMITRY AKHANOV	Director	March 16, 2017
Dmitry Akhanov

/s/ BANDEL L. CARANO	Director	March 16, 2017
Bandel L. Carano

/s/ RAJIV RAMASWAMI	Director	March 16, 2017
Rajiv Ramaswami

/s/ MICHAEL J. SOPHIE	Director	March 16, 2017
Michael J. Sophie

/s/ IHAB S. TARAZI	Director	March 16, 2017
Ihab S. Tarazi

EXHIBIT INDEX

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 29, 2011, by and among NeoPhotonics Corporation, Dulcimer Acquisition Corp., Santur and Shareholder Representative Services LLC, solely in its capacity as the Stockholder Representative.	Form 8-K	001-35061	2.1	October 18, 2011
2.2	Agreement and Plan of Demerger, dated as of January 18, 2013, by and among NeoPhotonics Corporation, LAPIS Semiconductor Co., Ltd., and NeoPhotonics Semiconductor GK.	Form 10-K	001-35061	2.2	March 15, 2013
2.3	Asset Purchase Agreement by and between NeoPhotonics Corporation and EMCORE Corporation, dated October 22, 2014.	Form 8-K	001-35061	10.1	October 27, 2014
2.4	Amendment to Asset Purchase Agreement by and between NeoPhotonics Corporation and EMCORE Corporation dated January 2, 2015	Form 8-K	001-35061	99.1	January 8, 2015
2.5	True-Up Confirmation Agreement, dated as of April 16, 2015, by and between NeoPhotonics Corporation and EMCORE Corporation	Form 8-K	001-35061	10.2	April 21, 2015
2.6*	Asset Purchase Agreement dated December 14, 2016, by and among NeoPhotonics Dongguan Co., Ltd., NeoPhotonics (China) Co., Ltd. and APAT Optoelectronics Components Co., Ltd.	Form 8-K	001-35061	2.1	January 23, 2017
2.7*	Supplementary Agreement to Asset Purchase Agreement, dated January 12, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.	Form 8-K	001-35061	2.2	January 23, 2017
2.8*	Second Supplementary Agreement to Asset Purchase Agreement, dated January 14, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.	Form 8-K	001-35061	2.3	January 23, 2017
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	April 15, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010

10.1	Form of Indemnification Agreement entered into by and between NeoPhotonics Corporation and each of its directors and officers.	Form S-1	333-166096	10.1	April 15, 2010
10.2+	2004 Stock Option Plan, as amended, and related documents.	Form S-1	333-166096	10.2	April 15, 2010
10.3+	2007 Stock Appreciation Grants Plan and related documents.	Form S-1	333-166096	10.3	April 15, 2010
10.4+	2010 Equity Incentive Plan, as amended and forms of agreement thereunder.	Form S-8	333-189577	99.1	June 25, 2013
10.5+	Amended and Restated Non-Employee Director Compensation Policy of NeoPhotonics Corporation.					X

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.6+	2010 Employee Stock Purchase Plan.	Form S-1	333-166096	10.5	April 15, 2010
10.7	Lease by and between BRE/PCCP Orchard, LLC and NeoPhotonics Corporation, dated April 7, 1999 with the Summary of Basic Lease Terms and Addendum No. 1 to Lease, as amended by First Amendment to Lease dated November 22, 2002, the Second Amendment to Lease dated December 15, 2003, the Third Amendment to Lease dated March 13, 2007 and the Fourth Amendment to Lease dated May 28, 2010.	Form S-1	333-166096	10.6	July 23, 2010
10.8	First Lease Amendment by and between NeoPhotonics Corporation and Landlord as defined in the recitals thereto, dated May 21, 2013.	Form 10-Q	001-35061	10.3	August 8, 2013
10.9*	Maximum Comprehensive Credit Line Contract and Maximum Mortgage Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated November 3, 2008 and December 25, 2008, respectively.	Form S-1	333-166096	10.9	April 15, 2010
10.10	Property Lease Contract between NeoPhotonics (China) Co., Ltd. and Dongguan Conrad Hi-Tech Park Ltd., dated May 13, 2011.	Form 10-Q	001-35061	10.3	November 10, 2011
10.11	Building Lease Agreement between NeoPhotonics Japan Godo Kaisha and Jones Lang Lasalle K.K., dated September 8, 2011.	Form 10-Q	001-35061	10.4	November 10, 2011
10.12+	Employment Letter by and between NeoPhotonics Corporation and Timothy S. Jenks, dated March 30, 2010.	Form S-1	333-166096	10.17	April 15, 2010
10.13+	Offer Letter by and between NeoPhotonics Corporation and Clyde R. Wallin, dated December 20, 2013.	Form 10-K	001-35061	10.18	June 4, 2014
10.14+	Offer Letter by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated January 2, 2005.	Form S-1	333-166096	10.19	April 15, 2010
10.15*+	Offer Letter by and between NeoPhotonics (China) Co., Ltd. and Chi Yue “Raymond” Cheung, dated August 14, 2007.	Form S-1	333-166096	10.20	April 15, 2010
10.16+	Severance Agreement by and between NeoPhotonics Corporation and Benjamin L. Sitler dated April 14, 2010.	Form S-1	333-166096	10.23	April 15, 2010
10.17+	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated April 13, 2010.	Form S-1	333-166096	10.24	April 15, 2010
10.18	Third Amendment To Loan And Security Agreement And Waiver And Consent by and between NeoPhotonics Corporation and Comerica Bank, dated September 29, 2011.	Form 10-Q	001-35061	10.5	November 10, 2011
10.19	Libor/Prime Referenced Rate Addendum To Loan And Security Agreement by and between NeoPhotonics Corporation and Comerica Bank, dated September 29, 2011.	Form 10-Q	001-35061	10.6	November 10, 2011
10.20+	2011 Inducement Award Plan and related documents.	Form S-8	333-177306	99.1	October 13, 2011
10.21	Lease between Santur Corporation and 40915 Encyclopedia Circle, LLC, dated June 28, 2010.	Form 10-K	001-35061	10.35	March 30, 2012
10.22+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Timothy S. Jenks.	Form 10-Q	001-35061	10.1	May 10, 2012

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.23	Industrial Space Lease between Santur Corporation and The Kaye Building, LLC, dated March 7, 2001.	Form 10-K	001-35061	10.36	March 30, 2012
10.24+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Dr. Wupen Yuen.	Form 10-Q	001-35061	10.3	May 10, 2012
10.25	Share Purchase Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.	Form 8-K	001-35061	10.1	May 1, 2012
10.26	Rights Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO”.	Form 8-K	001-35061	10.2	May 1, 2012
10.27	Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and among NeoPhotonics Corporation, Comerica Bank, as agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	March 27, 2013
10.28	First Amendment to Credit Agreement, dated January 16, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	January 17, 2014
10.29	Second Amendment to Credit Agreement, dated February 14, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	February 18, 2014
10.30	Third Amendment to Credit Agreement, dated March 6, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	March 10, 2014
10.31	Fourth Amendment to Credit Agreement, dated May 19, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	May 20, 2014
10.32+	Severance Rights Agreement, dated January 6, 2014, by and between NeoPhotonics Corporation and Clyde R. Wallin.	Form 10-Q	001-35061	10.4	June 24, 2014
10.33+	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Benjamin L. Sitler dated October 8, 2014	Form 10-Q	001-35061	10.1	November 10, 2014
10.34**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated February 25, 2015 (Contract A)	Form 10-K	001-35061	10.42	March 16, 2015
10.35**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated February 25, 2015 (Contract B)	Form 10-K	001-35061	10.43	March 16, 2015
10.36	Letter Agreement by and between NeoPhotonics Corporation and Open Joint Stock Company RUSNANO dated March 2, 2015	Form 10-K	001-35061	10.44	March 16, 2015
10.37	Amendment to Rights Agreement, dated as of July 13, 2015, by and between NeoPhotonics Corporation and Open Joint Stock Company “RUSNANO”.	Form 8-K	001-35061	10.1	July 15, 2015
10.38*	Amendment to Credit Agreement and Amendment to Security Agreement, dated October 20, 2015, by and between NeoPhotonics Corporation and CITIC Bank.	Form 10-Q	001-35061	10.2	November 6, 2015
10.39	Sixth Amendment to Credit Agreement and Amendment to Security Agreement, dated January 23, 2015, by and between NeoPhotonics Corporation, Comerica Bank, as Agent and sole Lender.	Form 8-K	001-35061	10.2	January 28, 2015

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.40	Seventh Amendment to Credit Agreement and Amendment to Security Agreement, dated March 31, 2015, by and between NeoPhotonics Corporation, Comerica Bank, as Agent and sole Lender.	Form 8-K	001-35061	10.1	April 1, 2015
10.42*	Comprehensive Credit Granting Contract, dated October 20, 2015, by and between Neophotonics (China) Co., Ltd., Neophotonics Dongguan Co., Ltd. and Shenzhen Branch CITIC Bank.	Form 10-K	001-35061	10.42	March 15, 2016
10.43*	Credit Line Agreement, dated July 9, 2015, by and between NeoPhotonics (China) Co., Ltd and Shanghai Pudong Development Bank Corporation.	Form 10-K	001-35061	10.43	March 15, 2016
10.44	First Lease Amendment to the Industrial Space Lease between NeoPhotonics Corporation, a successor-in-interest to Santur Corporation, and The Kaye Building, LLC, dated February 20, 2014.	Form 10-K	001-35061	10.44	March 15, 2016
10.45+	2016 Executive Officer Bonus Program.	Form 10-Q	001-35061	10.1	May 10, 2016
10.46+	Retention Agreement by and between the Company and Timothy S. Jenks, dated August 5, 2016.	Form 10-Q	001-35061	10.2	August 9, 2016
10.47+	Retention Agreement by and between the Company and Dr. Chi Yue (“Raymond”) Cheung, dated August 5, 2016.	Form 10-Q	001-35061	10.3	August 9, 2016
10.48+	Retention Agreement by and between the Company and Clyde R. Wallin, dated August 5, 2016.	Form 10-Q	001-35061	10.4	August 9, 2016
10.49+	Retention Agreement by and between the Company and Benjamin L. Sitler, dated August 5, 2016.	Form 10-Q	001-35061	10.5	August 9, 2016
10.50+	Retention Agreement by and between the Company and Dr. Wupen Yuen, dated August 5, 2016.	Form 10-Q	001-35061	10.6	August 9, 2016
10.51	Lease Agreement, dated September 9, 2016, by and between NeoPhotonics Corporation and SP Zanker Property LLC.	Form 10-Q	001-35061	10.7	November 8, 2016
10.52*	Extension dated September 14, 2016 of Property Lease Contract, dated May 31, 2011, by and between NeoPhotonics Dongguan Co., Ltd. and Dongguan Conrad Hi-Tech Park, Ltd.	Form 10-Q	001-35061	10.8	November 8, 2016
10.53	Eighth Amendment dated September 22, 2016 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.	Form 10-Q	001-35061	10.9	November 8, 2016
10.54	Ninth Amendment dated September 30, 2016 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.	Form 10-Q	001-35061	10.10	November 8, 2016
10.55*	Amendment dated August 3, 2016, by and between NeoPhotonics (China) Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch, to that certain Credit Line Agreement dated as of July 9, 2015	Form 10-Q	001-35061	10.11	November 8, 2016
10.56	Second Amendment dated August 2, 2016 to that certain Rights Agreement dated as of April 27, 2012 between the Company and Open Join Stock Company “RUSNANO”	Form 10-Q	001-35061	10.12	November 8, 2016

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.57*	Comprehensive Credit Granting Contract, dated October 21, 2016, by and between Neophotonics (China) Co., Ltd. and Shenzhen Branch CITIC Bank	Form 10-Q	001-35061	10.13	November 8, 2016
10.58*	Financing Line of Credit Agreement, dated July 25, 2016, by and between Neophotonics Dongguan Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch	Form 10-Q	001-35061	10.14	November 8, 2016
10.59	Tenth Amendment dated January 3, 2017 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.					X
21.1	List of subsidiaries of NeoPhotonics Corporation.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Translation to English of an original Chinese document.

**Translation to English of an original Japanese document.

+Management compensatory plan or arrangement.