Form 10-Q
period 2017-03-31
NEOPHOTONICS CORP
filed 2017-05-09
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐			

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒

As of April 30, 2017, there were approximately 43,079,000 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	March 31,	December 31,
(In thousands, except par data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$81,699	$82,500
Short-term investments	6,047	19,015
Restricted cash	3,714	4,085
Accounts receivable, net of allowance for doubtful accounts	70,877	80,610
Inventories	69,159	48,237
Assets held for sale	—	13,953
Prepaid expenses and other current assets	26,797	22,396
Total current assets	258,293	270,796
Property, plant and equipment, net	122,208	106,867
Purchased intangible assets, net	5,204	5,562
Goodwill	1,115	1,115
Other long-term assets	6,449	6,547
Total assets	$393,269	$390,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,750	$84,766
Notes payable and short-term borrowing	29,484	30,190
Current portion of long-term debt	5,263	747
Accrued and other current liabilities	37,639	30,625
Total current liabilities	155,136	146,328
Long-term debt, net of current portion	6,028	10,215
Other noncurrent liabilities	12,836	8,939
Total liabilities	174,000	165,482
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
At March 31, 2017, 42,664 shares issued and outstanding; at December 31, 2016, 42,526 shares issued and outstanding	107	106
Additional paid-in capital	535,292	532,378
Accumulated other comprehensive loss	(5,930)	(8,401)
Accumulated deficit	(310,200)	(298,678)
Total stockholders’ equity	219,269	225,405
Total liabilities and stockholders’ equity	$393,269	$390,887

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2017	2016
Revenue	$71,688	$99,145
Cost of goods sold	53,185	68,023
Gross profit	18,503	31,122
Operating expenses:
Research and development	15,544	12,952
Sales and marketing	4,932	3,931
General and administrative	11,426	9,084
Amortization of purchased intangible assets	118	453
Acquisition and asset sale related costs	130	—
Restructuring charges	227	—
Gain on asset sale	(2,000)	—
Total operating expenses	30,377	26,420
Income (loss) from operations	(11,874)	4,702
Interest income	73	55
Interest expense	(137)	(102)
Other income (expense), net	249	(1,304)
Total interest and other income (expense), net	185	(1,351)
Income (loss) before income taxes	(11,689)	3,351
Income tax (provision) benefit	167	(1,041)
Net income (loss)	$(11,522)	$2,310

Basic net income (loss) per share	$(0.27)	$0.06
Diluted net income (loss) per share	$(0.27)	$0.05
Weighted average shares used to compute basic net income (loss) per share	42,615	41,121
Weighted average shares used to compute diluted net income (loss) per share	42,615	43,648

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net income (loss)	$(11,522)	$2,310
Other comprehensive income:
Foreign currency translation adjustments, net of zero tax	2,468	2,065
Unrealized gains on available-for-sale securities, net of zero tax	3	28
Total other comprehensive income	2,471	2,093
Comprehensive income (loss)	$(9,051)	$4,403

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Cash flows from operating activities
Net income (loss)	$(11,522)	$2,310
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,185	5,453
Stock-based compensation expense	1,872	3,439
Deferred taxes	548	5
Amortization of investment, debt and other	76	28
(Gain) loss on sale of assets and other writeoffs	(1,687)	31
Gain on foreign currency hedges	(652)	—
Allowance for doubtful accounts	80	(339)
Write-down of inventories	196	742
Foreign currency remeasurement and other, net	38	565
Change in assets and liabilities, net of effects of asset sale:
Accounts receivable	9,826	(3,628)
Inventories	(19,260)	3,037
Prepaid expenses and other assets	3,106	(2,122)
Accounts payable	(3,912)	3,178
Accrued and other liabilities	(3,642)	(7,515)
Net cash provided by (used in) operating activities	(18,748)	5,184
Cash flows from investing activities
Purchase of property, plant and equipment	(17,570)	(4,650)
Proceeds from sale of property, plant and equipment and other assets	21,745	6
Purchase of marketable securities	(38,806)	(32,045)
Proceeds from sale of marketable securities	45,286	15,516
Proceeds from maturity of marketable securities	6,458	1,500
Change in restricted cash	402	18
Settlement of foreign currency hedges	616	—
Net cash provided by (used in) investing activities	18,131	(19,655)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	499	1,233
Tax withholding on restricted stock units	(37)	(34)
Payments for public stock offering	(117)	—
Proceeds from bank loans, net of debt issuance costs	23,625	23,800
Repayment of bank loans	(24,020)	(24,017)
Proceeds from issuance of notes payable	2,966	4,984
Repayment of notes payable	(3,722)	(5,047)
Net cash provided by (used in) financing activities	(806)	919
Effect of exchange rates on cash and cash equivalents	622	203
Net decrease in cash and cash equivalents	(801)	(13,349)
Cash and cash equivalents at the beginning of the period	82,500	76,088
Cash and cash equivalents at the end of the period	$81,699	$62,739
Supplemental disclosure of noncash investing and financing activities:
Increase in unpaid property, plant and equipment	$(1,226)	$(1,355)

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 1. Basis of presentation and significant accounting policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.

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

Concentration

In the three months ended March 31, 2017, Huawei Technologies Co. Ltd. and their affiliate HiSilicon Technologies (together with Huawei Technologies Co. Ltd., “Huawei”) and Ciena Corporation (“Ciena”) accounted for approximately 41% and 14% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 90% of the Company’s total revenue. In the three months ended March 31, 2016, Huawei and Ciena accounted for approximately 54% and 16% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 92% of the Company’s total revenue.

As of March 31, 2017,  one customer accounted for approximately 48% of the Company’s accounts receivable. As of December 31, 2016, three customers accounted for approximately 42%,  12% and 12%, respectively, of the Company’s accounts receivable.

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

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Summary of Significant Accounting Policies

Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies certain aspects of the accounting for shared-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. It eliminates that requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. Under this standard, previously unrecognized excess tax benefits shall be recognized on a modified retrospective basis. Upon adoption, the Company’s previously unrecognized excess tax benefits of $8.6 million had no impact on its accumulated deficit balance as the related U.S. deferred tax assets were fully offset by a valuation allowance. The Company elected to apply the change in presentation on the statements of cash flows prospectively and elected to continue to account for estimated forfeitures over the vest period of the shared-based awards.

Effective January 1, 2017, the Company also adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires entities to measure most inventory “at the lower of cost and net realizable value” but does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The impact on the Company’s consolidated financial statements upon the adoption of this standard was immaterial.

There have been no other significant changes in the Company’s significant accounting policies in the three months ended March 31, 2017, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2016.

Recent accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard amends the goodwill impairment test to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective prospectively for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This standard provides a framework in determining when a set of assets and activities is a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 on a prospective basis. The impact on the Company’s financial statements upon the adoption of this standard is expected to be immaterial.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASC 2016-18”). This standard provides guidance on the classification and presentation of restricted cash in the statement of cash flows and must be applied retrospectively. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard, along with the amendments issued in 2016 and 2015, provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. This standard, as amended, is effective for annual and interim periods beginning after December 15, 2017 and permits entities to early adopt for annual and interim reporting periods beginning after December 15, 2016. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company expects to adopt this standard, as amended, effective January 1, 2018 and is in the process of evaluating the impact of adoption on its consolidated financial statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2. Net income (loss) per share

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income (loss)	$(11,522)	$2,310
Denominator:
Weighted average shares used to compute per share amount:
Basic	42,615	41,121
Dilutive effect of equity awards	-	2,527
Diluted	42,615	43,648

Basic net income (loss) per share	$(0.27)	$0.06
Diluted net income (loss) per share	$(0.27)	$0.05

The Company has excluded the impact of the following employee stock options, restricted stock units and shares expected to be issued under its employee stock purchase plan from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Employee stock options	4,161	498
Restricted stock units	2,168	1
Employee stock purchase plan	378	148
	6,707	647

Note 3. Cash, cash equivalents, short-term investments, and restricted cash

The following table summarizes the Company’s cash, cash equivalents, short-term investments and restricted cash (in thousands):

	March 31,	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$57,890	$58,691
Cash equivalents	23,809	23,809
Cash and cash equivalents	$81,699	$82,500
Short-term investments	$6,047	$19,015
Restricted cash	$3,714	$4,085

As of March 31, 2017 and December 31, 2016, restricted cash included approximately $2.0 million pursuant to an asset purchase agreement with Optoelectronics Components Co., Ltd. (“APAT OE”) relating to the asset sale closed in January 2017, in addition to the compensating balances relating to the Company’s notes payable issued under its line of

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

credit facilities in China (see Note 8). The following table summarizes the Company’s unrealized gains and losses related to its cash equivalents and short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of March 31, 2017				As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market accounts	$23,809	$—	$—	$23,809	$23,809	$—	$—	$23,809
Money market funds	2,306	—	—	2,306	199	—	—	199
Corporate debt securities	—	—	—	—	9,438	4	(3)	9,439
Government agency securities	2,253	—	(10)	2,243	3,767	—	(10)	3,757
U.S. government securities	1,504	—	(6)	1,498	5,008	—	(10)	4,998
Sovereign government bonds	—	—	—	—	622	—	—	622
Total	$29,872	$—	$(16)	$29,856	$42,843	$4	$(23)	$42,824
Reported as:
Cash equivalents	$23,809	$—	$—	$23,809	$23,809	$—	$—	$23,809
Short-term investments	6,063	—	(16)	6,047	19,034	4	(23)	19,015
Total	$29,872	$—	$(16)	$29,856	$42,843	$4	$(23)	$42,824

Maturities of marketable securities were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Less than 1 year	$26,115	$36,054
Due in 1 to 2 years	3,741	6,468
Due in 3 to 5 years	—	302
Total	$29,856	$42,824

Realized gains and losses on the sale of marketable securities during the three months ended March 31, 2017 and 2016  were immaterial. The Company did not recognize any impairment losses on its marketable securities during the three months ended March 31, 2017 or 2016. As of March 31, 2017 and December 31, 2016, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.  Fair value disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2017						As of December 31, 2016
	Level 1	Level 2		Level 3	Total		Level 1	Level 2		Level 3	Total
Cash equivalents and short-term investments:
Money market funds	$2,306		$—	$—		$2,306	$199		$—	$—		$199
U.S. government securities	1,498		—	—		1,498	4,998		—	—		4,998
Money market accounts	—		23,809	—		23,809	—		23,809	—		23,809
Corporate debt securities	—		—	—		—	—		9,439	—		9,439
Government agency securities	—		2,243	—		2,243	—		3,757	—		3,757
Sovereign government bonds	—		—	—		—	—		622	—		622
Total	$3,804		$26,052	$—		$29,856	$5,197		$37,627	$—		$42,824

Foreign currency forward contracts	$—	$	*	$—	$	*	$—	$	*	$—	$	*
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$814		$—	$—		$814	$622		$—	$—		$622

*The fair value of the Company’s foreign currency forward contract was immaterial as of March 31, 2017 and December 31, 2016.

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees.  The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at March 31, 2017. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

Effective July 1, 2016, the Company maintains a hedging program using forward exchange contracts as economic hedges, to protect against volatility of foreign exchange rate exposure when it is deemed economical to do so, based on a cost-benefit analysis that considers the magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instrument. The forward contracts are not designated for hedge accounting.

Under the hedging program, the Company enters into monthly forward exchange contracts, that have average maturities of one month, to offset the effects of exchange rate exposures for its net intercompany activities denominated in Chinese Renminbi, or RMB, by buying and selling the underlying foreign currency in the future at fixed exchange rates, to offset the consequences of changes in foreign exchange on the balance sheet. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the re-measurement of the hedged assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. The net effect of fair value changes is reported in other income (expense), net. As of March 31, 2017, the fair value of the Company’s foreign currency forward contract was immaterial due to the short-term nature of the contract, which generally expires at each month-end. The total notional value of our foreign currency exchange contract as of March 31, 2017 was $26.4 million for RMB.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents the Company's liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2017				As of December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Rusnano payment derivative	$—	$—	$389	$389	$—	$—	$389	$389
Foreign currency forward contracts	—	4	—	4	—	41	—	41
	$—	$4	$389	$393	$—	$41	$389	$430

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets or liabilities are measured at fair value on a nonrecurring basis. These assets consist primarily of non-financial assets such as goodwill and intangible assets accounted for under the cost method. In the three months ended March 31, 2017, the Company recorded a $6.7 million contingent liability within accrued and other current liabilities on its balance sheet in connection with the contingent indemnification commitments pursuant to an asset sale closed in January 2017. See Note 5. These assets and liabilities were measured at fair value based on events or circumstances the Company identified as having significant impact on their fair value during the period. To arrive at the valuation of these assets, the Company considered the discounted cash flows to determine fair value using best estimates and unobservable inputs (Level 3).

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

Note 5. Asset sale

In January 2017, the Company completed the sale of its Low Speed Transceiver Products’ assets to APAT OE pursuant to an asset purchase agreement dated December 14, 2016 for consideration of approximately $25.0 million (in RMB equivalent) plus approximately $1.4 million (in RMB equivalent) post-closing transaction service fees to be received under a transition services agreement with APAT OE in which the Company will provide short-term manufacturing and other specific services pursuant to such agreement. The related supply chain purchase commitments and value-added tax obligations have been assumed by APAT OE. The receivable and payable balances related to the transaction service arrangement are recorded within prepaid expenses and other current assets or accrued and other current liabilities on the Company’s consolidated financial statements.

As of December 31, 2016, assets held for sale was $13.9 million, consisted of $13.1 million in inventories and $0.8 million in property, plant and equipment. As a result of post-closing adjustments, total consideration was reduced by approximately $3.4 million for inventory. In addition, an immaterial amount of property, plant and equipment was reclassified from assets held for sale. Upon closing, assets sold to APAT OE were approximately $12.8 million, including approximately $12.1 million in inventories and $0.7 million in property, plant and equipment. The adjusted consideration received of approximately $21.6 million is subject to further reduction of up to $10.0 million for any indemnification claims. The Company recorded a reserve of $6.7  million within accrued and other current liabilities as of

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

March 31, 2017 for potential claims and an estimated $0.2 million in additional property, plant and equipment purchases. The Company recognized a $2.0 million gain on the sale of these assets within operating income in the three months ended March 31, 2017.

All of the Low Speed Transceiver Products were part of the Company’s Network Products and Solution product group and included the low speed optical network (PON) products for which the end-of-life plan was announced in mid-2016.

Note 6. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable	$67,734	$78,143
Trade notes receivable	3,273	2,892
Allowance for doubtful accounts	(130)	(425)
	$70,877	$80,610

Inventories, net

Inventories, net consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$31,759	$23,348
Work in process	12,495	10,996
Finished goods(1)	24,905	13,893
	$69,159	$48,237

(1)	Finished goods inventory at customer vendor managed inventory locations was $8.0 million and $8.3 million as of March 31, 2017 and December 31, 2016, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Prepaid taxes and taxes receivable	$8,641	$16,102
Deposits and other prepaid expenses	3,665	3,571
Transition service agreement related (Note 5)	11,785	—
Other receivable	2,706	2,723
	$26,797	$22,396

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Technology and patents	$37,007	$(33,660)	$3,347	$36,918	$(33,316)	$3,602
Customer relationships	15,121	(14,175)	946	15,039	(13,990)	1,049
Leasehold interest	1,235	(324)	911	1,226	(315)	911
	$53,363	$(48,159)	$5,204	$53,183	$(47,621)	$5,562

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of goods sold	$262	$841
Operating expenses	118	453
Total	$380	$1,294

The estimated future amortization expense of purchased intangible assets as of March 31, 2017, is as follows (in thousands):

2017	$960
2018	1,209
2019	806
2020	688
2021	688
Thereafter	853
$5,204

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Employee-related	$13,564	$18,654
Income and other taxes payable	1,304	3,956
Deferred revenue, current	1,065	956
Accrued warranty	582	678
Rusnano payment derivative	389	389
Asset sale related contingent liabilities (Note 5)	6,700	—
Transition service agreement related payables (Note 5)	7,742	—
Other accrued expenses	6,293	5,992
	$37,639	$30,625

Warranty Accrual

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Beginning balance	$678	$1,175
Warranty accruals	(62)	102
Settlements	(34)	(134)
Ending balance	$582	$1,143

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Pension and other employee-related	$5,444	$5,045
Deferred rent	1,952	1,509
Deferred revenue	2,055	1,184
Deferred income tax liabilities	52	46
Asset retirement obligations and other	3,333	1,155
	$12,836	$8,939

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7. Restructuring

In January 2017, the Company initiated certain restructuring actions in connection with the sale of its Low Speed Transceiver Products’ assets. The actions consisted of workforce reductions in China. The related restructuring liability included in accrued and other current liabilities will be paid in May 2017. The Company recorded $0.3 million in  restructuring charges within cost of goods sold and operating expenses in the three months ended March 31, 2017. There were no restructuring charges in the three months ended March 31, 2016 or restructuring liabilities as of December 31, 2016.

Note 8. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	March 31, 2017		December 31, 2016
	Carrying	Interest	Carrying	Interest
	Amount	Rate	Amount	Rate
Notes payable	$5,684	—	$6,390	—
Short-term borrowing-Comerica Bank	23,800	3.53%	23,800	3.37%
Total notes payable and short-term borrowing	$29,484		$30,190
Long-term debt, current and non-current:
Mitsubishi Bank loans	$11,567	1.43%	$11,253	1.43%
Unaccreted discount and issuance costs within current portion of long-term debt	(106)		(108)
Unaccreted discount and issuance costs within long-term debt, net of current portion	(170)		(183)
Total long-term debt, net of unaccreted discount and issuance costs	$11,291		$10,962

Reported as:
Current portion of long-term debt	$5,263		$747
Long-term debt, net of current portion	6,028		10,215
Total long-term debt, net of unaccreted discount and issuance costs	$11,291		$10,962

Notes payable

The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of March 31, 2017, the Company’s subsidiary in China had three short-term line of credit facilities with banking institutions:

•

Under the first line of credit facility, the Company can borrow up to RMB 120.0 million ($17.4 million) for short-term loans at varying interest rates, or up to approximately RMB 171.4 million ($24.9 million) for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expires in July 2019.

•

Under the second line of credit facility, which expires in September 2017, the Company can borrow up to RMB 266.0 million (approximately $38.6 million) for short-term loans at varying interest rates or up to

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

approximately RMB 380.0 million (approximately $55.1 million) for bank acceptance drafts (with a 30% compensating balance requirement).
•

Under the third line of credit facility, which expires in July 2019, the Company can borrow up to RMB 30.0 million ($4.4 million) for short-term loans at varying interest rates, or up to approximately RMB 42.9 million ($6.2 million) for bank acceptance drafts (with a 30% compensating balance requirement).

Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had an outstanding balance of $5.7 million and $6.4 million as of March 31, 2017 and December 31, 2016, respectively. In addition to the outstanding notes payable, three letters of credit totaling $1.6 million to its suppliers were issued in 2016 for equipment purchases delivered by December 2016. These letters of credit require a 30% compensating balance requirement. As of December 31, 2016, the outstanding balance of these letters of credit was immaterial and was fully repaid as of March 31, 2017.

As of March 31, 2017 and December 31, 2016, compensating balances relating to these bank acceptance drafts and letters of credit issued to suppliers and the Company’s subsidiaries totaled $1.7 million and $2.1 million, respectively. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.

Short-Term Borrowing

The Company has a credit agreement, as amended, with Comerica Bank as lead bank in the U.S. (the “Comerica Bank Credit Facility”) with a borrowing capacity of up to $30.0 million. In September 2016, the Company amended the Comerica Bank Credit Facility to increase the limitation on the Company’s capital expenditures to $62.0 million and to provide for an extension of the maturity date to January 31, 2017. In January 2017, the Company amended the Comerica Bank Credit Facility to extend the maturity to April 30, 2017 and removed the covenant related to EBDITA. As of March 31, 2017 and December 31, 2016, the Company was in compliance with the covenants of the credit facility except for exceeding the capital expenditure limit as of December 31, 2016 for which a waiver was obtained subsequent to year end.

Borrowings under the Comerica Bank Credit Facility bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. Base rate is based on the greater of (a) the effective prime rate, (b) the Federal Funds effective rate plus one percent, and (c) the daily adjusting LIBOR rate plus one percent. As of March 31, 2017 and December 31, 2016, the rate on the LIBOR option was 3.53% and 3.37%, respectively, and the outstanding balance was $23.8 million.

Long-Term Debt

On February 25, 2015, the Company entered into certain loan agreements and related agreements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500 million JPY ($4.2 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($8.4 million) (the “Term Loan B” and together with the Term Loan A, the “Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by our Japanese subsidiary. Interest on the Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.3 million).

The Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. Outstanding principal balance under the Mitsubishi Bank Loans and unamortized debt issuance costs were approximately 1.3 billion JPY (approximately $11.6 million) and 30.9 million JPY (approximately $0.3 million), respectively, as of March 31, 2017. The Company was in compliance with the related covenants.

In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690 million JPY (approximately $6.2 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment acquired from the loan proceeds. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The loan is available from March 31,  2017 to March 30, 2018 and 1.0 million JPY (approximately $9,000) under this loan was drawn on the closing date of March 31, 2017.

At March 31, 2017, maturities of total long-term debt were as follows (in thousands):

2017 (remaining nine months)	$671
2018	5,370
2019	896
2020	896
2021	896
Thereafter	2,838
$11,567

Note 9. Japan pension plan

The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan at March 31, 2017 and December 31, 2016 was $5.0 million and $4.8 million, respectively, of which $0.4 million and $0.4 million, respectively, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Net periodic pension cost associated with this plan was immaterial in the three months ended March 31, 2017 and 2016.

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

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

On January 2, 2013, the Company was served with a lawsuit, filed in Belgium by a distributor called Laser 2000 Beneluo SA (“Laser 2000”) claiming unpaid commissions. The distributor agreement was formally terminated as of January 3, 2012. The Company paid $492,000 to Laser 2000 as partial settlement of claims and to avoid penalties from the Belgian Court and submitted a legal brief to court on September 16, 2013. Laser 2000 filed a response on December 16, 2013 and the Company filed the final rebuttal brief on January 30, 2014. On March 23, 2015, the Belgian Court issued a ruling awarding Laser 2000 approximately one million euros in damages (approximately $1,100,000 at then-current exchange rates). The Company did not believe it would ultimately be liable for the full amount of damage and accrued $0.3 million in March 2015 for estimated probable net litigation expense relating to this matter.  The Company appealed this verdict and, in April 2017, settled this case and paid approximately $250,000.

On December 27, 2016 the Company was served with a lawsuit filed by Lestina International Ltd. (“Lestina”), in Santa Clara County, CA.  The lawsuit is regarding a dispute of approximately $3 million related to purchase orders for the Company’s Low Speed Transceiver Products that was soon thereafter sold by the Company to APAT OE in January 2017. The purchase orders in question were included in the asset sale and were assumed liabilities by the purchaser of the business.  A motion to dismiss was filed by the Company in February 2017, with a court date on April 25, 2017.  The arguments were heard in court and the judge took the matter under advisement. There has been no ruling to date.  The Company is unable to predict with certainty the outcome of this matter, but is seeking to resolve the matter by the end of the second quarter of 2017 either through a court dismissal of the action or a resolution with the plaintiff and/or the purchaser of the Low Speed Transceiver Products’ assets.  Because the purchase orders in question were an assumed liability of the Low Speed Transceiver Products’ assets that was transferred to the purchaser, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of March 31, 2017, the Company did not have any material indemnification claims that were probable or reasonably possible.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Leases

The Company leases various facilities under non-cancelable operating leases expiring through 2027. As of March 31, 2017, future minimum payments under these operating leases totaled approximately $26.9 million and future minimum sublease receipts was approximately $1.0 million. Rent expense was $1.0 million in the three months ended March 31, 2017 and $0.6 million in the three months ended March 31, 2016.

In September 2016, the Company entered into an office lease for approximately 64,000 square feet of office and laboratory space located adjacent to the Company’s current headquarters in San Jose (the “Lease”). The term of the Lease commenced on January 1, 2017. Upon commencement, the Lease has an initial term of one hundred and twenty-nine (129) months, ending on September 30, 2027 (the “Initial Term”), with a monthly rental rate of $144,000, escalating annually to a maximum monthly rental rate of approximately $194,000 in the last year of the Initial Term. The Landlord has agreed to provide the office and laboratory space to the Company free of charge for the first nine months of the Initial Term through September 30, 2017. Upon termination of the Lease, the Company anticipates a restoration cost of approximately $3.1 million.

Penalty Payment Derivative

In connection with a private placement transaction with Joint Stock Company “Rusnano” (formerly Open Joint Stock Company “RUSNANO”), or Rusnano, or in 2012, the Company agreed to certain performance obligations including establishing a wholly-owned subsidiary in Russia and making a $30.0 million investment commitment (the “Investment Commitment’) towards the Company’s Russian operations, which could be partially satisfied by cash and/or non-cash investment inside or outside of Russia and/or by way of non-cash asset transfers.

The Rights Agreement as amended in 2015 (the “Amended Rights Agreement”) limits the maximum amount of penalties and/or exit fee (the “Rusnano Payment”) to be paid by the Company to $5.0 million in the aggregate and allows such payment to be reduced when certain milestones are met over time.  The Amended Rights Agreement also provides for an updated investment plan for the Company’s Russian subsidiaries that includes non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones through 2019. The Company fulfilled its investment commitment required by 2016 and had contributed over $18.8 million in cash and assets to its subsidiaries in Russia as of December 31, 2016. Therefore, the Company would not be held liable for the Rusnano Payment as of each of December 31, 2016 and March 31, 2017.

In the event certain of the Investment Commitments are not achieved by 2019, the Company has the ability to cease the operations of its Russian subsidiaries by paying exit fees of $2.0 million at that time.

In August 2016, the Company entered into a letter of agreement with Rusnano to agree to transfer a 10G SFP+ transceiver product line and incur expected costs of approximately $0.1 million, by July 30, 2017, which will not be counted toward the Company’s overall Investment Commitment. Since the asset sale of the Company’s Low Speed Transceiver Products was completed in January 2017, the Company intends to undertake such expense by spending such amount in another manner to be discussed and agreed between the parties.

Rusnano has non-transferable veto rights over the Company’s Russian subsidiaries’ annual budget during the investment period and must approve non-cash asset transfers to be made in satisfaction of the Investment Commitment.  The Company accounted for the Rusnano Payment as an embedded derivative instrument.  The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative were recorded in other income (expense), net. The estimated fair value of this derivative was $0.4 million as of each of March 31, 2017 and December 31, 2016, and reported within accrued and other current liabilities on the Company’s condensed consolidated balance sheets (see Note 4).

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 11. Stockholders’ equity

Common Stock

As of March 31, 2017, the Company had reserved 8,509,302 common stock shares for issuance under its stock option plans and 627,848 common stock shares for issuance under its employee stock purchase plan.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(8,235)	$(19)	$(147)	$(8,401)
Other comprehensive income, net of taxes of zero and reclassifications	2,468	3	—	2,471
Balance at March 31, 2017	$(5,767)	$(16)	$(147)	$(5,930)

No material amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2017 and 2016 for realized gains or losses on available-for-sale securities.

Accumulated Deficit

Approximately $8.7 million of the Company’s retained earnings within its total accumulated deficit at March 31, 2017 and December 31, 2016 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

Note 12. Stock-based compensation

The following table summarizes the stock-based compensation expense recognized in the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of goods sold	$147	$589
Research and development	662	971
Sales and marketing	464	887
General and administrative	599	992
	$1,872	$3,439

The vesting of stock options covering approximately 1.1 million shares of the Company’s common stock and stock appreciation units (“SAUs”) of approximately 0.2 million shares with a market-based vesting condition were accelerated

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

in September 2016 as the market-based condition of these stock options and SAUs was satisfied when the average closing price of the Company’s common stock over a period of 20 consecutive trading days equal to or exceeded $15.00 per share and the recipients remained in the continuous service with the Company.  Outstanding SAUs are re-measured each reporting period at fair value until settlement.

Determining Fair Value

The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model or a binomial lattice model with the following assumptions:

	Three Months Ended
	March 31,
Stock options	2017	2016
Weighted-average expected term (years)	—	4.96
Weighted-average volatility	— %	64%
Risk-free interest rate	— %	1.76%
Expected dividends	— %	— %
Stock appreciation units
Weighted-average expected term (years)	2.45	3.03
Weighted-average volatility	71%	61%
Risk-free interest rate	0.51%-1.47%	0.65%-1.47%
Expected dividends	— %	— %
ESPP
Weighted-average expected term (years)	0.70	0.70
Weighted-average volatility	54%	70%
Risk-free interest rate	0.45%-0.59%	0.08%-0.33%
Expected dividends	— %	— %

Stock Options and Restricted Stock Units (RSUs)

The following table summarizes the Company’s stock option and RSU activity during the three months ended March 31, 2017:

	Stock Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Grant Date
	Shares	Price	Units	Fair Value
Balance at December 31, 2016	4,301,340	$5.18	2,089,473	$10.15
Granted	—	—	101,082	9.96
Exercised/Converted	(133,287)	3.68	(8,332)	8.50
Cancelled/Forfeited	(6,666)	11.61	(13,675)	10.93
Balance at March 31, 2017	4,161,387	$5.22	2,168,548	$10.14

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Stock appreciation units

SAUs are liability classified share-based awards. The Company did not grant any SAUs during the three months ended March 31, 2017 or 2016. As of March 31, 2017 and December 31, 2016, there were 278,007 and 286,768 SAUs outstanding, respectively, and related SAU liabilities were $1.6 million and $2.0 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

As of March 31, 2017, there was $0.5 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2017.

Note 13. Income taxes

The income tax (provision) benefit for income taxes in the periods presented is based upon the income (loss) before income taxes:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Income tax (provision) benefit	$167	$(1,041)

The Company’s income tax (provision) benefit in the three months ended March 31, 2017 and 2016 was primarily related to income taxes of the Company’s non-U.S. operations.

The Company conducts its business globally and its operating income is subject to varying rates of tax in the U.S., China and Japan. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Historically, the Company has experienced net losses in the U.S. and in the short term, expects this trend to continue. One of the Company’s subsidiaries in China historically qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. In June 2016, the State Administration of Taxation issued a notice to adjust the requirements for high technology enterprise status. As a result, the Company’s China subsidiary did not meet the requirements for the tax year 2016. Therefore, the Company computed its China subsidiary’s tax provision (benefit) for 2016 and the three months ended March 31, 2017 based on the 25% regular corporate income tax rate.

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

As of March 31, 2017, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2016.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14. Subsequent events

Subsequent events included the following:

Comerica Credit Facility

In April 2017, the Company repaid the outstanding balance under its Comerica Bank Credit Facility, which was $23.8 million as of March 31, 2017.

The Company also amended its Comerica Bank Credit Facility in April 2017 to extend the maturity date from April 30, 2017 to July 31, 2017 and amend certain covenants.

Restructuring

In May 2017, the Company initiated further restructuring actions to implement a series of cost saving measures in light of both the sale of its Low Speed Transceiver Products and the current lower market outlook from China. These measures are expected to include reorganizing the Company’s product lines, reducing real estate footprint and reducing workforce. The Company expects to incur pre-tax restructuring charges of approximately $0.7 million to $1.0 million in the second quarter of 2017.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2017 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended March 31, 2017 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2017 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 16, 2017.  Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We have research and development and wafer fabrication facilities in San Jose and Fremont, California and in Tokyo, Japan that coordinate with our research and development and manufacturing facilities in Dongguan, Shenzhen and Wuhan, China and Ottawa, Canada. We also perform limited research and development and manufacturing in Moscow, Russia. We use proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing. We believe we are one of the highest volume PIC manufacturers in the world and that we can further expand our manufacturing capacity to meet market needs.

Recognizing our focus on growth in our 100Gbps (“100G”) and beyond products, we align our product group reporting to “High Speed Products” which includes products designed for 100G and beyond applications and “Network Products and Solutions,” which comprises all products designed for applications below 100G.

In December 2016, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with APAT Optoelectronics Components Co., Ltd. (the “Purchaser”) for the sale of certain assets of our access and low speed transceiver product lines (the “Low Speed Transceiver Products”) which was completed in January 2017. All of these products were part of our Network Products and Solutions group and included the low speed passive optical network, or PON, products for which the end-of-life plan was announced in mid-2016. In 2016, the Low Speed Transceiver Products generated approximately 15% of our total revenue.

The asset sale consisted of approximately $25.0 million in cash consideration plus approximately $1.4 million post-closing transition services under a transition services agreement with the Purchaser. After closing, the consideration was reduced by $3.4 million for inventory adjustments to approximately $21.6 million and is subject to other adjustments of up to $10.0 million for any potential indemnification claims for which we recorded a reserve of $6.7 million as of March 31, 2017. We recognized a $2.0 million gain on asset sale in the three months ended March 31, 2017.

In May 2017, we initiated restructuring actions to implement a series of cost saving measures in light of both the sale of our Low Speed Transceiver Products and the current lower market outlook for China. These measures include reorganizing our product lines, reducing our real estate footprint and reducing our workforce. We expect to incur pre-tax restructuring charges of approximately $0.7 million to $1.0 million in the second quarter of 2017. These restructuring actions are expected to provide annualized cost savings, particularly in operating expenses, of approximately $6 million to $9 million to be realized fully on a quarterly basis in the second half of 2017. We are seeking to continue, with limited critical hiring, to maintain our key research and development efforts and production capabilities to meet future growth.

In the three months ended March 31, 2017, High Speed Products represented approximately 82% of total revenue and Network Products and Solutions represented approximately 18% of total revenue.  In the three months ended March 31, 2016, High Speed Products was 65% of total revenue and Network Products and Solutions represented approximately 35% of total revenue.

Revenue was $71.7 million in the three months ended March 31, 2017, compared to $99.1 million in the same period in 2016 primarily due to the sale of our Low Speed Transceiver Products’ assets in January 2017 and by delays in demand in the China market. Our gross profit was 25.8% of revenue in the three months ended March 31, 2017, compared to 31.4% of revenue in the three months ended March 31, 2016, primarily attributable to unfavorable direct material procurement costs, mix shift due to customer inventory level in China and under-utilization attributable to lower volumes in our plants.

We have announced a number of new products.  Targeting growth in Metro, provincial China backbone, and data center interconnect networks are our 100G and 200G coherent pluggable module (CFP-DCO), our 64 Gbaud Micro-Modulator for 400G and 600G transponders, our announced partnership with Ciena for a 400G 5x7 transponder based on the Ciena Wavelogic Ai chipset, and we demonstrated a 64 Gbaud/64 QAM Coherent CFP2-ACO module for 400G to 600G applications.  For applications inside the data center we introduced our 400G pluggable module (CFP8-LR8), new non-hermetic laser arrays to drive short reach silicon photonics modules (QSFP28) and our low power consumption, 28Gbaud externally modulated laser (EML) with integrated driver, designed for 10 km to 80 km reaches for 100G, 200G and 400G applications. We expect continued volume growth for our High Speed Products, although quarter-to-quarter results may show considerable variability as is usual in a rapid initial ramp-up following the introduction of new technologies and the slower demand in China.  Similar to revenue, our gross margins may fluctuate materially depending on a variety of factors including average selling price changes, product mix, volume, manufacturing utilization and ongoing manufacturing process improvements.

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017 from those disclosed in Note 1 in Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Report and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of operations

Revenue

Our business is focused on the highest speed digital optics and signal processing communications applications. In 2016, we entered into an Asset Purchase Agreement for the sale of assets of our Low Speed Transceiver Products within our Network Products and Solutions product group. In 2016, the Low Speed Transceiver Products represented approximately 15% of total revenue. The asset sale was closed on January 2017.

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

	Three Months Ended
	March 31,
(in thousands)	2017	2016	$ Change	% Change
Total revenue	$71,688	$99,145	$(27,457)	(28)%

We have generated most of our revenue from a limited number of customers. Customers accounting for more than 10% of our total revenue and revenue from our top ten customers in the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd (1)	41%	54%
Ciena Corporation	14%	16%
Percent of revenue from top ten customers	90%	92%

(1)

Huawei’s percentage of revenue included its affiliate, HiSilicon Technologies Co. Ltd. (“HiSilicon”). Revenue from HiSilicon represented approximately 38% and 35% of total revenue, respectively, in the three months ended March 31, 2017 and 2016.

We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. As of March 31, 2017, one customer accounted for 48% of total accounts receivable and as of December 31, 2016, three customers accounted for 42%, 12% and 12% of our total accounts receivable.

Three Months Ended March 31, 2017 Compared With Three Months Ended March 31, 2016

Revenue decreased $27.5 million, or 28%, in the three months ended March 31, 2017, compared to the same period in 2016, primarily due to the lower revenue from Low Speed Transceiver Products as we completed the related asset sale in January 2017 and by delays in demand in the China market. Revenue generated by Low Speed Transceiver Products before the asset sale was $1.5 million in three months ended March 31, 2017, compared to $21.9 million in the same 2016 period. Further, in 2016, our historical seasonality pattern shifted from the first quarter to the second quarter due to certain price reductions being delayed beyond the first quarter in part due to surging volumes in the first quarter supporting 100G build-outs, notably in China. In the three months ended March 31, 2017, High Speed Products represented approximately 82% of total revenue, compared to 65% of total revenue in the same period in 2016 while

Network Products and Solutions represented approximately 18% of total revenue in the three months ended March 31, 2017, compared to approximately 35% of total revenue in the same period a year ago. In the three months ended March 31, 2017, revenue from China, United States, Japan and rest of the world was 54%, 14%, 5% and 27% of total revenue, respectively, compared to 62%, 18%, 5% and 15% of total revenue, respectively, in the same period in 2016.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Cost of goods sold	$53,185	$68,023	$(14,838)	(22)%
Gross profit	18,503	31,122	(12,619)	(41)%

	Three Months Ended
	March 31,
	2017	2016
Gross profit as a % of revenue	26%	31%

Three Months Ended March 31, 2017 Compared With Three Months Ended March 31, 2016

Gross profit decreased $12.6 million, or 41%, to $18.5 million in the three months ended March 31, 2017, compared to $31.1 million in the same period in 2016. Gross margin decreased by approximately five percentage points to 26% in the three months ended March 31, 2017, compared to the same period in 2016. The decreases are primarily attributable to unfavorable direct material procurement costs, mix shift toward lower margin products and under-utilization attributable to lower volumes in our plants. Further, in 2016, our historical seasonality pattern shifted from the first quarter to the second quarter due to certain price reductions being delayed beyond the first quarter in part due to surging volumes in the first quarter of 2016 supporting 100G build-outs, notably in China.

Operating expenses

Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation. In connection with our restructuring plan initiated in May 2017, we expect to yield annualized cost savings of approximately $6 million to $9 million to be realized fully on a quarterly basis in the second half of 2017. In 2016, the vesting of our stock options and stock appreciation units (“SAUs”) with a market-based vesting condition was accelerated as such condition was satisfied when the average closing price of our common stock over a period of 20 consecutive trading days exceeded $15.0 per share in September 2016. Stock-based compensation related to outstanding SAUs are subject to remeasurement until settlement dates. Our operating expenses are denominated primarily in U.S. dollars, or USD, Chinese Renminbi, or RMB and Japanese Yen, or JPY.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Research and development	$15,544	$12,952	$2,592	20%
Sales and marketing	4,932	3,931	1,001	25%
General and administrative	11,426	9,084	2,342	26%
Amortization of purchased intangible assets	118	453	(335)	(74)%
Acquisition and asset sale related costs	130	—	130	100%
Restructuring charges	227	—	227	100%
Gain on asset sale	(2,000)	—	(2,000)	(100)%
Total operating expenses	$30,377	$26,420	$3,957	15%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended March 31, 2017 Compared With Three Months Ended March 31, 2016

Research and development expense increased by $2.6 million, or 20%, in the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to a $1.0 million increase in salaries and related expenses, a $0.8 million increase in development projects including prototype and materials, a $0.5 million increase in net allocated expenses including facilities and a $0.4 million increase in outside development services, partially offset by a $0.3 million decrease in stock-based compensation expense and a $0.3 million decrease in variable compensation in the three months ended March 31, 2017, compared to the same 2016 period.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.

Three Months Ended March 31, 2017 Compared With Three Months Ended March 31, 2016

Sales and marketing expense increased by $1.0 million, or 25%, in the three months ended March 31, 2017 compared to the same period in 2016 primarily due to a $0.7 million increase in salaries and related expenses, a $0.4 million reversal of bad debt expense in the 2016 period due to collection, a $0.2 million increase in product promotion initiatives and a $0.2 million increase in employee training, partially offset by a $0.4 million decrease in stock-based compensation expense and a $0.3 million decrease in commission.

General and administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance,  human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

Three Months Ended March 31, 2017 Compared With Three Months Ended March 31, 2016

General and administrative expense increased by $2.3 million, or 26%, in the three months ended March 31, 2017 compared to the same period in 2016, mainly due to a $2.2 million increase in audit and legal fees primarily attributable to additional procedures and a $0.7 million increase in salaries and related expenses, partially offset by a $0.4 million decrease in variable compensation and a $0.4 million decrease in stock-based compensation expense.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives.  Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships and other agreements are recorded within operating expenses. Amortization of purchased intangibles included in operating expenses decreased in the three months ended March 31, 2017 compared to the same period in 2016 primarily due to certain intangible assets being fully amortized in 2016.

Acquisition and asset sale related transaction costs

We incurred $0.1 million in acquisition and asset sale related costs primarily related to legal, accounting and other professional services in the three months ended March 31, 2017. There were no acquisition and asset sale related transaction related costs in the three months ended March 31, 2016.

Restructuring charges

Restructuring charges in the three months ended March 31, 2017 were $0.3 million, of which $0.2 million was included in operating expenses and the remainder in cost of goods sold, pertaining to our restructuring actions initiated in the first quarter of 2017 in connection with the sale of our Low Speed Transceiver Products’ assets closed in January 2017 and consisting of workforce reductions in China. The related restructuring liabilities will be paid in May 2017. There were no restructuring charges in the three months ended March 31, 2016.

Gain on Asset Sale

In the three months ended March 31, 2017, we recognized a $2.0 million gain associated with the sale of our Low Speed Transceiver Products’ assets. See Note 5 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Interest and other income (expense), net

Interest income consists of income earned on our cash, cash equivalents and short-term investments, as well as restricted cash. Interest expense consists of amounts paid for interest on our bank and other borrowings. Other income (expense), net is primarily made up of government subsidies as well as foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and of our subsidiary in Japan is the JPY.  The foreign currency transaction gains and losses of our subsidiaries in China and Japan primarily result from their transactions in U.S. dollars.

	Three Months Ended
	March 31,
(in thousands)	2017	2016	$ Change	% Change
Interest income	$73	$55	$18	33%
Interest expense	(137)	(102)	(35)	34%
Other income (expense), net	249	(1,304)	1,553	(119)%
Total	$185	$(1,351)	$1,536	(114)%

Total interest and other income (expense), net decreased by $1.5 million in the three months ended March 31, 2017, compared to the same period in 2016. The decrease was primarily due to a favorable change in other income (expense), net primarily attributable to a lower foreign currency exchange impact in the 2017 period.

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

	Three Months Ended
	March 31,
(in thousands)	2017	2016	$ Change	% Change
Income tax (provision) benefit	$167	$(1,041)	$1,208	(116)%

Our income tax (provision) benefit in the three months ended March 31, 2017 and 2016 was primarily related to income taxes of our non-U.S. operations. In June 2016, the State Administration of Taxation issued a notice to adjust the requirements for high technology enterprise status. As a result, one of our China subsidiaries which had historically qualified for a preferential 15% tax rate available for high technology enterprises changed to the statutory 25% tax rate for the tax year 2016. Therefore, since September 2016, we have computed our China subsidiary’s tax (provision) benefit based on a 25% regular corporate income tax rate.

Liquidity and capital resources

At March 31, 2017, we had working capital of $103.2 million and total cash, cash equivalents, short-term investments and restricted cash of $91.5 million. Approximately 42% of our total cash, cash equivalents, short-term investments and restricted cash was held by our foreign entities, including approximately $27.0 million in accounts held by our subsidiaries in China, of which $3.7 million was in restricted cash, and approximately $10.9 million in accounts held by our subsidiary in Japan. Cash, cash equivalents, investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.

Approximately $8.7 million of our retained earnings within our total accumulated deficit at December 31, 2016 was subject to restrictions due to the fact that our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves as well as allocate a discretionary portion of their after-tax profits to their staff welfare and bonus fund.  This restricted amount is not distributable as cash dividends except in the event of liquidation.

In January 2017, we completed the sale of certain Low Speed Transceiver Products’ assets for an approximately $25.0 consideration plus an approximately $1.4 million post-closing transition services fees. The consideration was reduced by $3.4 million for inventory adjustment after closing to approximately $21.6 million, which is subject to other adjustments of up to $10.0 million for any potential claims. See Note 5 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

We have a bank credit agreement, as amended, with Comerica Bank in the U.S. (the “Comerica Bank Credit Facility”). Amounts borrowed under the Comerica Bank Credit Facility are due on or before July 31, 2017 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. See Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report. As of March 31, 2017, the outstanding balance was $23.8 million, which was repaid in full in April 2017.

We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of March 31, 2017, our subsidiary in China had three short-term line of credit facilities with banking institutions. As of March 31, 2017 and December 31, 2016, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $5.7 million and $6.4 million, respectively. Compensating balances relating to these credit facilities totaled $1.7 million and $2.1 million, respectively, as of March 31, 2017 and December 31, 2016. Compensating balances are classified as restricted cash on our consolidated balance sheets. See Note 3 and Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report. We also held approximately $2.0 million in restricted cash as compensation for any breach of closing provisions under the asset purchase agreement for the asset sale closed in January 2017.

As of March 31, 2017, we had three loan arrangements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (collectively the “Mitsubishi Bank Term Loans”). One of Mitsubishi Bank Term Loans requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date while the other requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on these loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by real estate collateral. The third term loan of 690 million JPY (approximately $6.2 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan is available from March 31, 2017 to March 30, 2018 and 1.0 million JPY (approximately $9,000) under this loan was drawn on the closing date of March 31, 2017. As of March 31, 2017, our total outstanding principal balance under the Mitsubishi Bank Term Loans was 1.3 billion JPY (approximately $11.6 million). See Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months.  Historically, we have collected on the notes receivable in full at the time of maturity.

We believe that our existing cash, cash equivalents and cash flows from our operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. During the three months ended March 31, 2017, we used $14.1 million in cash, cash equivalent, short-term investments and restricted cash such that we had $91.5 million as of March 31, 2017. We have several credit facilities available to support operations. These facilities include credit lines in China with maximum borrowing limit of approximately $21.8 million through July 2019 and an additional $38.6 million through September 2017 to fund our operations in China. In addition, we are in discussion to further extend our $30.0 million credit facility with Comerica Bank beyond its current July 2017 term to support our working capital needs worldwide.  Further, we are implementing cost saving measures to reduce spending. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of a recovery in China spending, the timing and extent of our spending, the expansion of sales and marketing activities, the introduction of new and enhanced products, costs to increase our manufacturing capacity and continuing market acceptance of our products and acquisitions of businesses and technology. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Rusnano Rights Agreement

Under our amended rights agreement, dated June 30, 2015, with Rusnano, one of our principal stockholders, we agreed to make a $30.0 million investment commitment (the “Investment Commitment”) toward our Russian operations. The Investment Commitment can be partially satisfied by cash and/or non-cash investment inside or outside of Russia. Our $18.8 million investment milestone for 2016 was met as of December 31, 2016. If certain of the Investment Commitments are not achieved in the indicated time frames through 2019, we have the ability to exit our Russian operations by paying an exit fee of up to $2.0 million at that time. See Note 10 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net cash provided by (used in) operating activities	$(18,748)	$5,184
Net cash provided by (used in) investing activities	18,131	(19,655)
Net cash provided by (used in) financing activities	(806)	919
Effect of exchange rates on cash and cash equivalents	622	203
Net decrease in cash and cash equivalents	$(801)	$(13,349)

Operating activities

Net cash used in operating activities was $18.8 million in the three months ended March 31, 2017, compared to $5.2 million provided by operating activities in the same 2016 period. The decrease was primarily attributable to a $22.3 million decrease in cash flows from inventories primarily due to higher inventory balances, a $17.1 million decrease in cash flows related to net loss and non-cash adjustments and a $7.1 million decrease in accounts payable due to vendor payments. The decreases are partially offset by a $13.5 million increase in cash flows from accounts receivable primarily driven by timing of revenue, a $5.2 million increase in prepaid and other assets primarily relating to the transition service agreement with APAT OE and a $3.9 million increase in cash flows from accrued and other liabilities primarily due to higher variable compensation payments in the 2016 period.

Investing activities

Net cash provided by investing activities was $18.1 million in the three months ended March 31, 2017, compared to $19.7 million used in the same 2016 period. Cash from investing activities increased primarily due to a $29.8 million increase in proceeds from sale of marketable securities, a $21.7 million increase due to proceeds from the sale of Low Speed Transceiver Products’ assets in January 2017, a $5.0 million increase due to proceeds from maturity of marketable securities, partially offset by a $12.9 million decrease due to property, plant and equipment purchases to meet our product demand and a $6.8 million decrease due to purchases of marketable securities.

We expect our property, plant and equipment purchases to be in line with our revenue in the second half of 2017 as we are completing our capacity expansion plan.

Financing activities

Net cash used in financing activities was $0.8 million in the three months ended March 31, 2017, compared to $0.9 million provided by financing activities in the same 2016 period. The decrease in cash flows from financing activities was largely due to a $2.0 million decrease in issuance of notes payable, a $0.7 million decrease in proceeds from stock option exercises and issuance of stock under our employee stock purchase plan driven by the stock price of our common stock and a $0.2 million decrease in net proceeds from bank loans due to debt issuance costs paid in connection with our new loan with the Mitsubishi Bank, partially offset by a $1.3 million increase in repayment of notes payable.

Contractual obligations and commitments

As of March 31, 2017, our principle commitments consisted of obligations under operating leases, purchase commitments, debt and other contractual obligations. There have been no significant changes to these obligations during the three months ended March 31, 2017 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Off-balance sheet arrangements

As of March 31, 2017, we did not have any significant off-balance sheet arrangements.

Recent accounting pronouncements

See Note 1 “Basis of presentation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements on this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations, related to RMB on our inter-company receivables and payables. Our exposures to other market risk have not changed materially since December 31, 2016. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

As previously reported in our Annual Report on Form 10-K, as of December 31, 2016, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, because of the material weakness described in our Annual Report on Form 10-K, specifically our internal controls were not designed and operating effectively to ensure proper cut-off for certain revenue transactions. Our logistics personnel did not have adequate written procedures and training with respect to our shipping and handling policies for sales. As a result of these design and operating effectiveness deficiencies, our policies and controls related to our revenue recognition and shipping and handling practices did not operate effectively to provide reasonable assurance that revenue was properly accounted for in accordance with generally accepted accounting principles. No actual material misstatements were identified for the year ended December 31, 2016.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the Evaluation of Disclosure Controls and Procedures included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of the material weakness that existed in our internal controls over financial reporting related to revenue recognition and shipping and handling practices.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remedial Measures

Our management continued significant efforts in 2017 to establish a framework to improve internal controls over financial reporting. We committed considerable resources to the design, implementation, documentation, and testing of our internal controls. Additional efforts are required to remediate and re-test certain internal control deficiencies. Our management believes that these efforts have improved our internal control over financial reporting. With the oversight of senior management and our audit committee, we have taken steps and plan to take additional measures to remediate the underlying causes of our existing material weakness. Our management is in the process of completing the following steps as part of our ongoing remediation efforts to address the material weakness:

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

ITEM 1A.RISK FACTORS

Except for those risk factors denoted by an asterisk (*), the risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 16, 2017, which risk factors are set forth below.

Risks Related to Our Business

*We are dependent on Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies Co., Ltd., Ciena, Nokia and our other key customers for a large portion of our revenue and the loss of, or a significant reduction in orders in any period from any of our major customers may reduce our revenue and adversely impact our results of operations.

We have generated most of our revenue from a limited number of customers. In the three months ended March 31, 2017, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (collectively “Huawei”), and Ciena Corporation accounted for approximately 41% and 14% of our revenue, respectively, and our top ten customers represented 90% of our revenue. In the year ended December 31, 2016, Huawei Technologies, together with its affiliate HiSilicon (or collectively, Huawei), and Ciena Corporation accounted for approximately 50% and 15% of our revenue, respectively, and our top ten customers represented 91% of our revenue. In the year ended December 31, 2015, Huawei and Ciena accounted for approximately 44% and 21% of our revenue, respectively, and our top ten customers represented 91% of our revenue. The loss of, or a significant reduction in orders from these major customers or any of our other key customers would materially and adversely affect our revenue and results of operations.

*We are subject to risks and uncertainties related to our revenue growth outlook in China.

Fiber optics telecommunication growth in China is an important contributor to our success. We expect a major portion of our revenue to come from China infrastructure spending in wireline and wireless networks, notably from the three largest China telecom carriers, China Mobile Communications Corporation, China Telecommunications Corporation and China United Network Communications Group Co., Ltd. In part, this infrastructure spending originates from the publicly announced China Broadband 2020 National Initiative. If the anticipated Chinese spending and carrier tender awards do not materialize as anticipated, or if there are unanticipated and/or prolonged delays in the Chinese initiative, our business, financial condition, results of operations and prospects would be adversely affected.

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

If we raise additional funds an equity financing, the percentage ownership of our stockholders could be significantly diluted. In addition, a portion of our cash, cash equivalents and restricted cash is held by our subsidiaries outside of the U.S. and we may not be able to repatriate off-shore cash to the U.S. without taxes that may be substantial. In addition, our credit facility with Comerica Bank currently expires on July 31, 2017. Unless this facility is further extended or renewed, we will not be able to borrow further amounts under the facility after July 2017.

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

*We have had a history of losses which may recur in the future.

We have had a history of losses and we may incur additional losses in future periods. As of December 31, 2016, our accumulated deficit was $298.7 million and we incurred a  net loss of $11.5 million in the three months ended March 31, 2017. We also expect to continue to make significant expenditures related to the ongoing operation and development of our business. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations.

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

In connection with our raising capital in an April 2012 private placement of common stock, we have established a wholly-owned subsidiary and company operations in the Russian Federation. The establishment of successful operations in the Russian Federation requires capital expenditure over several years, and is in part dependent on the cooperation of Russian entities that could include the Russia government and other third parties. If there are delays in our efforts to establish and maintain operations in the Russian Federation, the anticipated benefits of our Russian expansion may not be realized or may take longer to realize than expected. We could be required to pay up to $2.0 million to Joint Stock Company “RUSNANO” (formerly Open Joint Stock Company “RUSNANO”), or Rusnano, at the time if we do not meet certain investment conditions towards our Russian operations by 2019.

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

As part of our annual evaluation of internal controls for fiscal 2016, our management identified several deficiencies (including inadequate written shipping procedures) in our internal control over financial reporting related to certain revenue cut-off procedures. These deficiencies aggregated to a material weakness in our controls over revenue cut-off procedures, which affected the timing of our revenue recognition. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While no actual material misstatements were identified for the year ended December 31, 2016, the material weakness had not been remediated as of March 31, 2017.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 32% as of March 31, 2017, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Effective January 1, 2008, the China Enterprise Income Tax Law, or the EIT law, imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises. Historically, one of our subsidiaries in China qualified for a preferential 15% tax rate that is available for new and high technology enterprises. In June 2016, the State Administration of Taxation issued a notice to adjust the requirements for high technology enterprise status. As a result, we did not meet the requirements for 2016 and became subject to the 25% regular income tax rate, which may impact our operating results for future years.

Our subsidiaries in China may be subject to restrictions on dividend payments, on making other payments to us or any other affiliated company, and on borrowing or allocating tax losses among our subsidiaries.

Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital, as well as to allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. As of March 31, 2017 and December 31, 2016, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. Accordingly, we may not be able to move our capital easily, which could harm our business.

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

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Quarterly Report on Form 10-Q, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.

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

NeoPhotonics Corporation

Date:	May 9, 2017	By:	/S/ CLYDE RAYMOND WALLIN
Clyde Raymond Wallin
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement dated December 14, 2016 between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.1	January 23, 2017
2.2	Supplementary Agreement to Asset Purchase Agreement, dated January 12, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.2	January 23, 2017
2.3	Second Supplementary Agreement to Asset Purchase Agreement, dated January 14, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.3	January 23, 2017
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	May 17, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010

4.3	Commitment to File Registration Statement and Related Waiver of Registration Rights by and between NeoPhotonics Corporation and Open Join Stock Company “RUSNANO” dated as of December 18, 2014.	Form S-1	333-201180	4.4	December 19, 2014

10.1	Tenth Amendment dated January 3, 2017 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.	Form 10-K	001-35061	10.59	March 16, 2017
10.2	Term Loan Agreement, dated March 29, 2017, by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi**.					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Management compensatory plan or arrangement. * Translation to English of an original Chinese document. ** Tranlation to English of an original Japanese document.