Form 10-Q/A
period 2017-03-31
NEOPHOTONICS CORP
filed 2017-05-10
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q for the three months ended March 31, 2017 is being filed for the sole purpose of including certain exhibits that were inadvertently omitted from the EDGAR filing of the Form 10-Q as originally filed on May 9, 2017.

ITEM 6.EXHIBITS

See Index to Exhibits at the end of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date:	May 9, 2017	By:	/S/ CLYDE RAYMOND WALLIN
Clyde Raymond Wallin
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement dated December 14, 2016 between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.1	January 23, 2017
2.2	Supplementary Agreement to Asset Purchase Agreement, dated January 12, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.2	January 23, 2017
2.3	Second Supplementary Agreement to Asset Purchase Agreement, dated January 14, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.3	January 23, 2017
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	May 17, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010

4.3	Commitment to File Registration Statement and Related Waiver of Registration Rights by and between NeoPhotonics Corporation and Open Join Stock Company “RUSNANO” dated as of December 18, 2014.	Form S-1	333-201180	4.4	December 19, 2014

10.1	Tenth Amendment dated January 3, 2017 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.	Form 10-K	001-35061	10.59	March 16, 2017
10.2	Term Loan Agreement, dated March 29, 2017, by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi**.	Form 10-Q	001-35061	10.2	May 9, 2017
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.	Form 10-Q	001-35061	10.2	May 9, 2017
101.SCH	XBRL Taxonomy Extension Schema Document.	Form 10-Q	001-35061	10.2	May 9, 2017
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Form 10-Q	001-35061	10.2	May 9, 2017
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Form 10-Q	001-35061	10.2	May 9, 2017

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Form 10-Q	001-35061	10.2	May 9, 2017

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Form 10-Q	001-35061	10.2	May 9, 2017

+ Management compensatory plan or arrangement. * Translation to English of an original Chinese document. ** Tranlation to English of an original Japanese document.