Form 10-Q
period 2017-06-30
NEOPHOTONICS CORP
filed 2017-08-09
CIK 1227025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July  31, 2017, there were approximately 43,638,809 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION

For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	June 30,	December 31,
(In thousands, except par data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$73,661	$82,500
Short-term investments	2,055	19,015
Restricted cash	3,290	4,085
Accounts receivable, net of allowance for doubtful accounts	56,525	80,610
Inventories	81,328	48,237
Assets held for sale	—	13,953
Prepaid expenses and other current assets	36,766	22,396
Total current assets	253,625	270,796
Property, plant and equipment, net	125,102	106,867
Purchased intangible assets, net	4,898	5,562
Goodwill	1,115	1,115
Other long-term assets	6,436	6,547
Total assets	$391,176	$390,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,446	$84,766
Notes payable and short-term borrowing	24,149	30,190
Current portion of long-term debt	5,458	747
Accrued and other current liabilities	40,725	30,625
Total current liabilities	150,778	146,328
Long-term debt, net of current portion	10,810	10,215
Other noncurrent liabilities	13,967	8,939
Total liabilities	175,555	165,482
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
At June 30, 2017, 43,568 shares issued and outstanding; at December 31, 2016, 42,526 shares issued and outstanding	109	106
Additional paid-in capital	539,525	532,378
Accumulated other comprehensive loss	(4,472)	(8,401)
Accumulated deficit	(319,541)	(298,678)
Total stockholders’ equity	215,621	225,405
Total liabilities and stockholders’ equity	$391,176	$390,887

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Revenue	$73,214	$99,129	$144,902	$198,274
Cost of goods sold	56,437	71,600	109,622	139,623
Gross profit	16,777	27,529	35,280	58,651
Operating expenses:
Research and development	14,206	11,780	29,750	24,732
Sales and marketing	3,910	3,807	8,842	7,738
General and administrative	7,729	7,841	19,155	16,925
Amortization of purchased intangible assets	118	460	236	913
Acquisition and asset sale related costs	21	775	151	775
Restructuring charges	494	—	721	—
Gain on asset sale	—	—	(2,000)	—
Total operating expenses	26,478	24,663	56,855	51,083
Income (loss) from operations	(9,701)	2,866	(21,575)	7,568
Interest income	31	77	104	132
Interest expense	(111)	(99)	(248)	(201)
Other income (expense), net	(11)	458	238	(846)
Total interest and other income (expense), net	(91)	436	94	(915)
Income (loss) before income taxes	(9,792)	3,302	(21,481)	6,653
Income tax (provision) benefit	451	(626)	618	(1,667)
Net income (loss)	$(9,341)	$2,676	$(20,863)	$4,986

Basic net income (loss) per share	$(0.22)	$0.06	$(0.49)	$0.12
Diluted net income (loss) per share	$(0.22)	$0.06	$(0.49)	$0.11
Weighted average shares used to compute basic net income (loss) per share	43,219	41,603	42,919	41,362
Weighted average shares used to compute diluted net income (loss) per share	43,219	44,320	42,919	44,042

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net income (loss)	$(9,341)	$2,676	$(20,863)	$4,986
Other comprehensive income:
Foreign currency translation adjustments, net of zero tax	1,445	(1,750)	3,913	314
Unrealized gains on available-for-sale securities, net of zero tax	13	4	16	33
Total other comprehensive income (loss)	1,458	(1,746)	3,929	347
Comprehensive income (loss)	$(7,883)	$930	$(16,934)	$5,333

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Cash flows from operating activities
Net income (loss)	$(20,863)	$4,986
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,298	11,137
Stock-based compensation expense	3,758	5,669
Deferred taxes	609	—
Amortization of investment, debt and other	122	94
(Gain) loss on sale of assets and other write-offs	(1,669)	48
Gain on foreign currency hedges	(1,070)	—
Allowance for doubtful accounts	92	(393)
Write-down of inventories	2,279	1,740
Foreign currency remeasurement and other, net	650	248
Change in assets and liabilities, net of effects of asset sale:
Accounts receivable	24,110	(3,288)
Inventories	(32,291)	1,892
Prepaid expenses and other assets	(14,803)	(501)
Accounts payable	2,451	8,224
Accrued and other liabilities	6,831	(6,678)
Net cash provided by (used in) operating activities	(16,496)	23,178
Cash flows from investing activities
Purchase of property, plant and equipment	(34,597)	(14,595)
Proceeds from sale of property, plant and equipment and other assets	21,784	19
Purchase of marketable securities	(41,807)	(47,807)
Proceeds from sale of marketable securities	52,271	34,682
Proceeds from maturity of marketable securities	6,458	8,000
Change in restricted cash	882	19
Settlement of foreign currency hedges	1,005	—
Net cash provided by (used in) investing activities	5,996	(19,682)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	3,136	3,538
Tax withholding on restricted stock units	(638)	(77)
Payments for public stock offering	(117)	—
Proceeds from bank loans, net of debt issuance costs	48,994	47,600
Repayment of bank loans	(48,045)	(48,047)
Proceeds from issuance of notes payable	4,235	9,217
Repayment of notes payable	(6,599)	(9,283)
Net cash provided by financing activities	966	2,948
Effect of exchange rates on cash and cash equivalents	695	(56)
Net increase (decrease) in cash and cash equivalents	(8,839)	6,388
Cash and cash equivalents at the beginning of the period	82,500	76,088
Cash and cash equivalents at the end of the period	$73,661	$82,476
Supplemental disclosure of noncash investing and financing activities:
Decrease (increase) in unpaid property, plant and equipment	$6,342	$(4,872)

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of presentation and significant accounting policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.

Going Concern

Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires an entity to disclose information about its potential inability to continue as a going concern when conditions and events indicate that it is probable that the entity may be unable to meet its obligations as they become due within one year. Management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Quarterly Report on Form 10-Q with the SEC in August 2017. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of June 30, 2017, the Company’s working capital was $102.8 million including available cash, cash equivalents, short-term investments and restricted cash of approximately $79.0 million. In the first six months of 2017, the Company had operating losses of $21.6 million and negative cash flows from operations of $16.5 million. It had an accumulated deficit of approximately $319.5 million as of June 30, 2017.

The Company has two credit agreements both of which are subject to renewal or expiration in the third quarter of 2017:  a $30.0 million credit facility with Comerica Bank in the U.S. and a $39.2 million credit facility with CITIC Bank in China. As of June 30, 2017, the Company had $20.0 million debt outstanding under the Comerica facility and subsequent to the quarter end the Company borrowed $17.0 million from CITIC Bank. These amounts are due on August 31, 2017 and January 2, 2018, respectively.

In addition, the Company’s forecasts for revenue from customers in China during the second half of 2017 have been reduced from prior levels as industry forecasts for the region’s telecom carriers deploying metro and provincial networks have been reduced in the near term.

The Company must extend or replace one of the above-noted credit agreements in order to have sufficient resources to fund the Company’s currently planned operations and expenditures over the next twelve months. Management believes extending or replacing one of these credit agreements is probable; however, if this is unsuccessful, management intends to implement working capital management plans as described below.

The Company implemented a restructuring plan in May 2017 to execute a range of cost saving measures that reduced and delayed spending in the second quarter of 2017. The Company intends to manage production and inventory levels, aggressively pursue collections, further reduce or delay product development projects and capital expenditures to conserve its cash resources. Additionally, the Company has $20.8 million of unused credit as part of a credit facility in

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

China that is available to the Company until July 2019.  If cash flows from such plans are insufficient to meet its cash flow needs over the next twelve months, the Company has developed a  contingency plan. This contingency plan includes closing certain operations, eliminating some marketing and research and development programs and further reducing its administrative costs. The Company believes that it is probable that these plans can be effectively implemented and that it is probable these plans will mitigate issues that might arise within one year after these financial statements are issued should the Company be unable to extend or replace one of its existing credit agreements.

The Company operates in an industry that makes its prospects difficult to evaluate with certainty. Future declines in China market demand or other changes to the Company’s forecasts could adversely affect the Company’s results of operations, financial position and cash flows. The Company may need to raise additional debt or equity capital to fund its operations in the next twelve months. Any additional debt arrangements may likely require regular interest payments which could adversely affect the Company’s operations. There can be no assurance that additional debt or equity capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. Although management believes it is probable that it will be able to satisfactorily complete these plans, if the Company is not successful in completing these plans it could raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Concentration

In the three months ended June 30, 2017, Huawei Technologies Co. Ltd. and their affiliate HiSilicon Technologies (together with Huawei Technologies Co. Ltd., “Huawei”) and Ciena Corporation (“Ciena”) accounted for approximately 37% and 19% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 89% of the Company’s total revenue. In the three months ended June 30, 2016, Huawei and Ciena accounted for approximately 45% and 16% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 91% of the Company’s total revenue. In the six months ended June 30, 2017, Huawei and Ciena each accounted for 39% and 16% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 89% of its total revenue. In the six months ended June 30, 2016, Huawei and Ciena each accounted for 49% and 16% of the Company’s total revenue, respectively, and the Company’s top ten customers represented approximately 91% of its total revenue.

As of June 30, 2017,  two customers accounted for approximately 36% and 12% of the Company’s accounts receivable. As of December 31, 2016, three customers accounted for approximately 42%,  12% and 12%, respectively, of the Company’s accounts receivable.

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

Accounting Standards Update Recently Adopted

Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies certain aspects of the accounting for shared-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. It eliminates the requirement to delay the recognition of excess tax benefits until current taxes payable are reduced. Under this standard, previously unrecognized excess tax benefits shall be recognized on a modified retrospective basis. Upon adoption, the Company’s previously unrecognized excess tax benefits of $8.6 million had no impact on its accumulated deficit balance as the related U.S. deferred tax assets were fully offset by a valuation allowance. The Company elected to apply the change in presentation on the statements of cash flows prospectively and elected to continue to account for estimated forfeitures over the vest period of the shared-based awards.

Effective January 1, 2017, the Company also adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires entities to measure most inventories “at the lower of cost and net realizable value” but does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The impact on the Company’s consolidated financial statements upon the adoption of this standard was immaterial.

Effective December 31, 2016, the Company adopted ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (“ASU 2014-15”). Under the new standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This ASU requires management to perform an analysis of the Company’s ability to continue as a going concern as of the issue date of the financial statements. See Note 1 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report – Basis of Presentation and Significant Accounting Policies for the discussion of the Company’s ability to continue as a going concern.

There have been no other changes in the Company’s significant accounting policies in the six months ended June 30, 2017, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2016.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Standards Update Not Yet Effective

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation—Stock Compensation (718)—Scope of Modification Accounting (ASU 2017-09”). This guidance redefines which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting for a share-based payment. ASU 2017-09 is effective for interim and annual periods after December 15, 2017 and early adoption is permitted in any interim period. The Company has not yet determined whether it will elect early adoption and has determined that the adoption of this standard will not have a significant impact on its consolidated financial statements and related disclosure.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This guidance revises the presentation of employer-sponsored defined benefit pension and other postretirement plans for the net periodic benefit cost in the statement of operations and requires that the service cost component of net periodic benefit be presented in the same income statement line items as other employee compensation costs for services rendered during the period. The other components of the net benefit costs are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. This guidance allows only the service cost component of net periodic benefit costs to be eligible for capitalization. ASU 2017-07 is effective for interim and annual periods after December 15, 2018 and early adoption is permitted as of the beginning of an annual reporting period. The Company has not yet determined whether it will elect early adoption and has determined that the adoption of this standard will not have a significant impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard amends the goodwill impairment test to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective prospectively for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This standard provides a framework in determining when a set of assets and activities is a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 on a prospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASC 2016-18”). This standard provides guidance on the classification and presentation of restricted cash in the statement of cash flows and must be applied retrospectively. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). This standard provides guidance on the tax accounting for the transferring and receiving entities upon transfer of an asset. ASU 2016-16 is effective for the Company’s interim and annual periods beginning after December 15, 2017 and should be applied on a modified retrospective basis. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption on its consolidated financial statements.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This standard provides guidance on the classification of certain cash receipts and payments in the statement of cash flows.   It is effective, retrospectively, for the Company’s annual and interim reporting periods beginning after December 15, 2017 or prospectively from the earliest date practicable if retrospective application is impracticable. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends existing guidance on the impairment of financial assets and adds an impairment model that is based on expected losses rather than incurred losses and requires an entity to recognize as an allowance its estimate of expected credit losses for its financial assets. An entity will apply this guidance through a cumulative-effect adjustment to retained earnings upon adoption (a modified-retrospective approach) while a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. It is effective for the Company’s annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosure.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and consolidated statements of operations and to disclose qualitative and quantitative information about lease transactions. It is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition is required with certain optional practical expedients allowed. The Company is in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosure.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments and is effective for the Company’s annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company has not determined whether it will elect early adoption and is in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosure.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard, along with the amendments issued in 2016 and 2015, provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. This standard, as amended, is effective for annual and interim periods beginning after December 15, 2017 and permits entities to early adopt for annual and interim reporting periods beginning after December 15, 2016. The Company does not intend to early adopt this guidance and intends to adopt the new standard in the first quarter of 2018. The Company is still evaluating which method that it will adopt under this guidance. While the Company continues to assess the potential impact of the provisions in the new standard on its accounting policies, processes and system requirements, the Company cannot reasonably estimate quantitative information related to the impact of the new standard on its consolidated financial statements at this time.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2. Net income (loss) per share

The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(9,341)	$2,676	$(20,863)	$4,986
Denominator:
Weighted average shares used to compute per share amount:
Basic	43,219	41,603	42,919	41,362
Dilutive effect of equity awards	-	2,717	-	2,680
Diluted	43,219	44,320	42,919	44,042

Basic net income (loss) per share	$(0.22)	$0.06	$(0.49)	$0.12
Diluted net income (loss) per share	$(0.22)	$0.06	$(0.49)	$0.11

The Company has excluded the impact of the following employee stock options, restricted stock units and shares expected to be issued under its employee stock purchase plan from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Employee stock options	3,898	474	3,898	492
Restricted stock units	1,663	34	1,663	34
Employee stock purchase plan	186	—	186	—
	5,747	508	5,747	526

Note 3. Cash, cash equivalents, short-term investments, and restricted cash

The following table summarizes the Company’s cash, cash equivalents, short-term investments and restricted cash (in thousands):

	June 30,	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$53,851	$58,691
Cash equivalents	19,810	23,809
Cash and cash equivalents	$73,661	$82,500
Short-term investments	$2,055	$19,015
Restricted cash	$3,290	$4,085

As of June  30, 2017 and December 31, 2016, restricted cash included approximately $2.0 million pursuant to an asset purchase agreement with Optoelectronics Components Co., Ltd. (“APAT OE”) relating to the asset sale closed in January 2017, in addition to the compensating balances relating to the Company’s notes payable issued under its line of

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

credit facilities in China (see Note 8). The following table summarizes the Company’s unrealized gains and losses related to its cash equivalents and short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of June 30, 2017				As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market accounts	$19,810	$—	$—	$19,810	$23,809	$—	$—	$23,809
Money market funds	1,307	—	—	1,307	199	—	—	199
Corporate debt securities	—	—	—	—	9,438	4	(3)	9,439
Government agency securities	—	—	—	—	3,767	—	(10)	3,757
U.S. government securities	750	—	(2)	748	5,008	—	(10)	4,998
Sovereign government bonds	—	—	—	—	622	—	—	622
Total	$21,867	$—	$(2)	$21,865	$42,843	$4	$(23)	$42,824
Reported as:
Cash equivalents	$19,810	$—	$—	$19,810	$23,809	$—	$—	$23,809
Short-term investments	2,057	—	(2)	2,055	19,034	4	(23)	19,015
Total	$21,867	$—	$(2)	$21,865	$42,843	$4	$(23)	$42,824

AS of June 30, 2017 and December 31, 2016, maturities of marketable securities were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Less than 1 year	$21,865	$36,054
Due in 1 to 2 years	—	6,468
Due in 3 to 5 years	—	302
Total	$21,865	$42,824

Realized gains and losses on the sale of marketable securities during the three and six months ended June 30, 2017 and 2016  were insignificant. The Company did not recognize any impairment losses on its marketable securities during the three and six months ended June 30, 2017 or 2016. As of June 30, 2017, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.  Fair value disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2017						As of December 31, 2016
	Level 1	Level 2		Level 3	Total		Level 1	Level 2		Level 3	Total
Cash equivalents and short-term investments:
Money market funds	$1,307		$—	$—		$1,307	$199		$—	$—		$199
U.S. government securities	748		—	—		748	4,998		—	—		4,998
Money market accounts	—		19,810	—		19,810	—		23,809	—		23,809
Corporate debt securities	—		—	—		—	—		9,439	—		9,439
Government agency securities	—		—	—		—	—		3,757	—		3,757
Sovereign government bonds	—		—	—		—	—		622	—		622
Total	$2,055		$19,810	$—		$21,865	$5,197		$37,627	$—		$42,824

Foreign currency forward contracts	$—	$	*	$—	$	*	$—	$	*	$—	$	*
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$911		$—	$—		$911	$622		$—	$—		$622

*The fair value of the Company’s foreign currency forward contract was immaterial as of June 30, 2017 and December 31, 2016.

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees.  The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at June 30, 2017. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

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

Under the hedging program, the Company enters into monthly forward exchange contracts, that have average maturities of one month, to offset the effects of exchange rate exposures for its net intercompany activities denominated in Chinese Renminbi, or RMB, by buying and selling the underlying foreign currency in the future at fixed exchange rates, to offset the consequences of changes in foreign exchange on the balance sheet. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the re-measurement of the hedged assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. The net effect of fair value changes is reported in other income (expense), net. As of June 30, 2017, the fair value of the Company’s foreign currency forward contract was immaterial due to the short-term nature of the contract, which generally expires at each month-end. The total notional value of the Company’s foreign currency exchange contract as of June 30, 2017 was $18.4 million for Chinese Yuan offshore or CNH that approximates the RMB.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents the Company's liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2017				As of December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Rusnano payment derivative	$—	$—	$389	$389	$—	$—	$389	$389
Foreign currency forward contracts	—	24	—	24	—	41	—	41
	$—	$24	$389	$413	$—	$41	$389	$430

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

Assets and Liabilities Not Measured at Fair Value

The carrying values of accounts receivable, accounts payable, notes payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments. The Company’s long-term debt with a  commercial bank is valued at market rates, which it considers to be a level 2 fair value measurement. Therefore, the carrying values of the long-term debt, which approximate fair value are included in the Company’s condensed consolidated balance sheets.

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

As of December 31, 2016, assets held for sale was $13.9 million, consisting of $13.1 million in inventories and $0.8 million in property, plant and equipment. As a result of post-closing adjustments, total consideration was reduced by approximately $3.4 million for inventory. In addition, an immaterial amount of property, plant and equipment was reclassified from assets held for sale. Upon closing, assets sold to APAT OE were approximately $12.8 million, including approximately $12.1 million in inventories and $0.7 million in property, plant and equipment. The adjusted consideration received of approximately $21.6 million is subject to further reduction of up to $10.0 million for any indemnification claims. As of June 30, 2017, the Company has a reserve of $6.7  million within accrued and other current liabilities for potential claims and an estimated $0.2 million in additional property, plant and equipment purchases. The reserve for warranties expired on June 30, 2017 and resulted in no change to the gain on the sale that was recorded in the first quarter of 2017. The Company recognized a $2.0 million gain on the sale of these assets within operating income in the six months ended June 30, 2017.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

All of the Low Speed Transceiver Products were part of the Company’s Network Products and Solution product group and included the low speed optical network (PON) products for which the end-of-life plan was announced in mid-2016.

Note 6. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable	$56,151	$78,143
Trade notes receivable	514	2,892
Allowance for doubtful accounts	(140)	(425)
	$56,525	$80,610

Inventories, net

Inventories, net consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$36,609	$23,348
Work in process	14,552	10,996
Finished goods(1)	30,167	13,893
	$81,328	$48,237

(1)	Finished goods inventory at customer vendor managed inventory locations was $6.6 million and $8.3 million as of June 30, 2017 and December 31, 2016, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Prepaid taxes and taxes receivable	$13,015	$16,102
Deposits and other prepaid expenses	4,279	3,571
Transition service agreement related (Note 5)	14,409	—
Other receivable	5,063	2,723
	$36,766	$22,396

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	June 30, 2017			December 31, 2016
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Technology and patents	$37,200	$(34,048)	$3,152	$36,918	$(33,316)	$3,602
Customer relationships	15,207	(14,380)	827	15,039	(13,990)	1,049
Leasehold interest	1,256	(337)	919	1,226	(315)	911
	$53,663	$(48,765)	$4,898	$53,183	$(47,621)	$5,562

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of goods sold	$203	$848	$465	$1,689
Operating expenses	118	460	236	913
Total	$321	$1,308	$701	$2,602

The estimated future amortization expense of purchased intangible assets as of June 30, 2017, is as follows (in thousands):

2017 (remaining six months)	$640
2018	1,209
2019	806
2020	688
2021	688
Thereafter	867
$4,898

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Employee-related	$13,371	$18,654
Income and other taxes payable	857	3,956
Deferred revenue, current	925	956
Accrued warranty	528	678
Rusnano payment derivative	—	389
Asset sale related contingent liabilities (Note 5)	6,851	—
Transition service agreement related payables (Note 5)	12,671	—
Other accrued expenses	5,522	5,992
	$40,725	$30,625

Warranty Accrual

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$582	$1,143	$678	$1,175
Warranty accruals	34	(203)	(28)	(101)
Settlements	(88)	(271)	(122)	(405)
Ending balance	$528	$669	$528	$669

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Pension and other employee-related	$5,527	$5,045
Deferred rent	2,433	1,509
Deferred revenue	1,243	136
Government grant	952	1,048
Deferred income tax liabilities	58	46
Rusnano payment derivative	389	—
Asset retirement obligations and other	3,365	1,155
	$13,967	$8,939

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7. Restructuring

In January 2017, the Company initiated certain restructuring actions in connection with the sale of its Low Speed Transceiver Products’ assets and the current lower market outlook for China. The actions consisted of workforce reductions in China. The related restructuring liability included in accrued and other current liabilities was paid in May 2017. The Company took further action in May 2017 to reduce operating costs. The Company recorded $0.7 million and $1.0 million in  restructuring charges within cost of goods sold and operating expenses in the three and six months ended June 30, 2017. As of June 30, 2017, the Company’s restructuring liability of $0.2 million was included in accrued and other current liabilities on its condensed consolidated balance sheets. There were no restructuring charges in the three and six months ended June 30, 2016 or restructuring liabilities as of December 31, 2016.

Note 8. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	June 30, 2017		December 31, 2016
	Carrying	Interest	Carrying	Interest
	Amount	Rate	Amount	Rate
Notes payable	$4,149	—	$6,390	—
Short-term borrowing-Comerica Bank	20,000	3.80%	23,800	3.37%
Total notes payable and short-term borrowing	$24,149		$30,190
Long-term debt, current and non-current:
Mitsubishi Bank loans	$16,723	1.43%	$11,253	1.43%
Unaccreted discount and issuance costs within current portion of long-term debt	(120)		(108)
Unaccreted discount and issuance costs within long-term debt, net of current portion	(335)		(183)
Total long-term debt, net of unaccreted discount and issuance costs	$16,268		$10,962

Reported as:
Current portion of long-term debt	$5,458		$747
Long-term debt, net of current portion	10,810		10,215
Total long-term debt, net of unaccreted discount and issuance costs	$16,268		$10,962

Notes payable

The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of June 30, 2017, the Company’s subsidiary in China had three short-term line of credit facilities with banking institutions:

•

Under the first line of credit facility, the Company can borrow up to RMB 120.0 million ($17.7 million) for short-term loans at varying interest rates, or up to approximately RMB 171.4 million ($25.3 million) for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expires in July 2019.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

•

Under the second line of credit facility, which expires in September 2017, the Company can borrow up to RMB 266.0 million (approximately $39.2 million) for short-term loans at varying interest rates or up to approximately RMB 380.0 million (approximately $56.1 million) for bank acceptance drafts (with a 30% compensating balance requirement).

•

Under the third line of credit facility, which expires in July 2019, the Company can borrow up to RMB 30.0 million ($4.4 million) for short-term loans at varying interest rates, or up to approximately RMB 42.9 million ($6.3 million) for bank acceptance drafts (with a 30% compensating balance requirement).

Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had an outstanding balance of $4.1 million and $6.4 million as of June 30, 2017 and December 31, 2016, respectively. In addition to the outstanding notes payable, three letters of credit totaling $1.6 million were issued to its suppliers in 2016 for equipment purchases delivered by December 2016. These letters of credit require a 30% compensating balance. As of December 31, 2016, the outstanding balance of these letters of credit was immaterial and was fully repaid as of June 30, 2017.

As of June 30, 2017 and December 31, 2016, compensating balances relating to these bank acceptance drafts and letters of credit issued to suppliers and the Company’s subsidiaries totaled $1.2 million and $2.1 million, respectively. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.

Short-Term Borrowing

The Company has a credit agreement, as amended, with Comerica Bank as lead bank in the U.S. (the “Comerica Bank Credit Facility”) with a borrowing capacity of up to $30.0 million. In January 2017, the Company amended the Comerica Bank Credit Facility to extend the maturity to April 30, 2017 and to remove the covenant related to EBITDA. In April 2017, the Company amended the Comerica Bank Credit Facility to extend the maturity date to July 31, 2017 and to add a financial covenant that required maintenance of a modified EBITDA. In June 2017, the Company amended the Comerica Bank Credit Facility to extend the maturity to August 31, 2017, to allow NeoPhotonics China to borrow up to $17.0 million, to limit the indebtedness under the facility to $20.0 million and to modify the EBITDA requirement.  As of June 30, 2017 and December 31, 2016, the Company was in compliance with the covenants of the credit facility except for exceeding the capital expenditure limit as of December 31, 2016 for which a waiver was obtained subsequent to the year end.

Borrowings under the Comerica Bank Credit Facility bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. Base rate is based on the greater of (a) the effective prime rate, (b) the Federal Funds effective rate plus one percent, and (c) the daily adjusting LIBOR rate plus one percent. As of June 30, 2017 and December 31, 2016, the rate on the LIBOR option was 3.80% and 3.37%, respectively, and the outstanding balance was $20.0 million and $23.8 million, respectively.

Long-Term Debt

On February 25, 2015, the Company entered into certain loan agreements and related agreements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500 million JPY ($4.2 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($8.4 million) (the “Term Loan B” and together with the Term Loan A, the “Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by the Company’s Japanese subsidiary. Interest on the Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.3 million).

The Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. Outstanding principal balance under the Mitsubishi Bank Loans and unamortized debt issuance costs were approximately 1.2 billion JPY (approximately $11.1 million) and 50.0 million JPY (approximately $0.5 million), respectively, as of June 30, 2017. The Company was in compliance with the related covenants as of June 30, 2017 and December 31, 2016.

In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690 million JPY (approximately $6.2 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment acquired from the loan proceeds. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The loan is available from March 31, 2017 to March 30, 2018 and 625.3 million JPY (approximately $5.6 million) under this loan was drawn as of June  30, 2017.

At June 30, 2017, maturities of total long-term debt were as follows (in thousands):

2017 (remaining six months)	$446
2018	6,030
2019	1,796
2020	1,796
2021	1,796
Thereafter	4,859
$16,723

Note 9. Japan pension plan

The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan at June 30, 2017 and December 31, 2016 was $4.8 million and $4.8 million, respectively, of which $0.2 million and $0.4 million, respectively, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Net periodic pension cost associated with this plan was immaterial in the three and six months ended June 30, 2017 and 2016.

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

On December 27, 2016 the Company was served with a lawsuit filed by Lestina International Ltd. (“Lestina”), in Santa Clara County, CA.  The lawsuit is regarding a dispute of approximately $3 million related to purchase orders for the Company’s Low Speed Transceiver Products that was soon thereafter sold by the Company to APAT OE in January 2017. The purchase orders in question were included in the asset sale and were assumed liabilities by the purchaser of the business. Discovery is in process. The Company is unable to predict with certainty the outcome of this matter, but is seeking to resolve the matter by the end of 2017 either through a court dismissal of the action or a resolution with the plaintiff and/or the purchaser of the Low Speed Transceiver Products’ assets.  Because the purchase orders in question were an assumed liability of the Low Speed Transceiver Products’ assets that were transferred to the purchaser, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

APAT Arbitration

On June 16, 2017, APAT Optoelectronics Components Co., Ltd. filed an arbitration claim against NeoPhotonics (China) Co., Ltd. (the Company’s China subsidiary), claiming that $1.5 million of the inventory that was sold to APAT OE by NeoChina in an Asset Purchase Agreement executed between the parties on December 14, 2016 was aged inventory and of no value. The arbitration was heard in the Shenzhen Court of International Arbitration on August 2, 2017. In connection with this action, APAT placed a lien on certain of the Company’s bank accounts in China in July 2017.  The Company anticipates it will be between three and six months to receive a ruling. The Company is unable to predict the outcome of this matter.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. As of June 30, 2017, the Company did not have any material indemnification claims that were probable or reasonably possible.

Leases

The Company leases various facilities under non-cancelable operating leases expiring through 2027. As of June 30, 2017, future minimum payments under these operating leases totaled approximately $32.8 million and future minimum sublease receipts were approximately $1.0 million. Rent expense was $1.3 million and $2.3 million in the three and six months ended June 30, 2017 and $0.5 million and $1.1 million in the three and six months ended June 30, 2016.

On June 13, 2017, the Company entered into an office lease for approximately 39,000 square feet for the Company’s current headquarters in San Jose (the “Lease”) with a commencement date of June 1, 2017. The Company’s existing office lease for the facility was terminated and replaced by the new Lease. Upon commencement, the Lease has an initial term of one hundred and twenty-three (123) months, ending September 30, 2027, (the “Initial Term”) with a monthly rental rate of $41,388, escalating annually to a maximum monthly rental rate of approximately $72,525 in the last year of the Initial Term. Upon termination of the Lease, the Company anticipates a restoration cost of approximately $0.7 million.

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

Penalty Payment Derivative

In connection with a private placement transaction with Joint Stock Company “Rusnano” (formerly Open Joint Stock Company “RUSNANO”), or Rusnano, in 2012, the Company agreed to certain performance obligations including establishing a wholly-owned subsidiary in Russia and making a $30.0 million investment commitment (the “Investment Commitment’) towards the Company’s Russian operations, which could be partially satisfied by cash and/or non-cash investment inside or outside of Russia and/or by way of non-cash asset transfers.

The Rights Agreement as amended in 2015 (the “Amended Rights Agreement”) limits the maximum amount of penalties and/or exit fee (the “Rusnano Payment”) to be paid by the Company to $5.0 million in the aggregate and allows

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

such payment to be reduced when certain milestones are met over time.  The Amended Rights Agreement also provides for an updated investment plan for the Company’s Russian subsidiaries that includes non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones through 2019. The Company fulfilled its investment commitment required by 2016 and had contributed over $18.8 million in cash and assets to its subsidiaries in Russia as of December 31, 2016. Therefore, the Company would not be held liable for the Rusnano Payment as of each of December 31, 2016 and June 30, 2017.

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

Rusnano has non-transferable veto rights over the Company’s Russian subsidiaries’ annual budget during the investment period and must approve non-cash asset transfers to be made in satisfaction of the Investment Commitment.  The Company accounted for the Rusnano Payment as an embedded derivative instrument.  The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative are recorded in other income (expense), net. The estimated fair value of this derivative was $0.4 million as of each of June 30, 2017 and December 31, 2016. As of June 30, 2017, the derivative was reported within other noncurrent liabilities and as of December 31, 2016 the derivative was reported within accrued and other current liabilities on the Company’s condensed consolidated balance sheets (see Note 4).

Note 11. Stockholders’ equity

Common Stock

As of June 30, 2017, the Company had reserved 7,807,121 common stock shares for issuance under its stock option plans and 426,217 common stock shares for issuance under its employee stock purchase plan.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(8,235)	$(19)	$(147)	$(8,401)
Other comprehensive income, net of taxes of zero and reclassifications	3,913	16	—	3,929
Balance at June 30, 2017	$(4,322)	$(3)	$(147)	$(4,472)

No material amounts were reclassified out of accumulated other comprehensive income during the three and six months ended June 30, 2017 and 2016 for realized gains or losses on available-for-sale securities.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accumulated Deficit

Approximately $8.7 million of the Company’s retained earnings within its total accumulated deficit at June 30, 2017 and December 31, 2016 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

Note 12. Stock-based compensation

The following table summarizes the stock-based compensation expense recognized in the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of goods sold	$324	$719	$471	$1,308
Research and development	511	556	1,173	1,527
Sales and marketing	313	365	777	1,252
General and administrative	738	590	1,337	1,582
	$1,886	$2,230	$3,758	$5,669

The vesting of stock options covering approximately 1.1 million shares of the Company’s common stock and stock appreciation units (“SAUs”) of approximately 0.2 million shares with a market-based vesting condition were accelerated in September 2016 as the market-based condition of these stock options and SAUs was satisfied when the average closing price of the Company’s common stock over a period of 20 consecutive trading days was equal to or exceeded $15.00 per share and the recipients remained in the continuous service with the Company.  Outstanding SAUs are re-measured each reporting period at fair value until settlement.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Determining Fair Value

The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Stock options	2017	2016	2017	2016
Weighted-average expected term (years)	5.99	5.25	5.99	5.20
Weighted-average volatility	65%	63%	65%	63%
Risk-free interest rate	2.08%	1.21%-1.38%	2.08%	1.21%-1.76%
Expected dividends	— %	— %	— %	— %
Stock appreciation units
Weighted-average expected term (years)	2.33	2.84	2.39	2.94
Weighted-average volatility	71%	62%	71%	62%
Risk-free interest rate	0.76%-1.50%	0.59%-0.95%	0.51%-1.50%	0.59%-1.47%
Expected dividends	— %	— %	— %	— %
ESPP
Weighted-average expected term (years)	0.68	0.70	0.68	0.70
Weighted-average volatility	55%	70%	55%	70%
Risk-free interest rate	0.45%-0.91%	0.08%-0.39%	0.45%-0.91%	0.08%-0.39%
Expected dividends	— %	— %	— %	— %

Stock Options and Restricted Stock Units (RSUs)

The following table summarizes the Company’s stock option and RSU activity during the six months ended June 30, 2017:

	Stock Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Grant Date
	Shares	Price	Units	Fair Value
Balance at December 31, 2016	4,301,340	$5.18	2,089,473	$10.15
Granted	45,126	9.20	183,177	9.48
Exercised/Converted	(402,977)	3.76	(516,478)	7.89
Cancelled/Forfeited	(44,977)	9.15	(89,926)	10.65
Balance at June 30, 2017	3,898,512	$5.33	1,666,246	$10.75

Stock appreciation units

SAUs are liability classified share-based awards. The Company did not grant any SAUs during the three and six months ended June 30, 2017 or 2016. As of June 30, 2017 and December 31, 2016, there were 264,755 and 286,768 SAUs outstanding, respectively, and related SAU liabilities were $1.2 million and $2.0 million, respectively.

NeoPhotonics Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Employee Stock Purchase Plan (“ESPP”)

As of June 30, 2017, there was $0.2 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2017.

Note 13. Income taxes

The income tax (provision) benefit for income taxes in the periods presented is based upon the income (loss) before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income tax (provision) benefit	$451	$(626)	$618	$(1,667)

The Company’s income tax (provision) benefit in the three and six months ended June 30, 2017 and 2016 was primarily related to income taxes of the Company’s non-U.S. operations.

The Company conducts its business globally and its operating income is subject to varying rates of tax in the U.S., China and Japan. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Historically, the Company has experienced net losses in the U.S. and in the short term, expects this trend to continue. One of the Company’s subsidiaries in China historically qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. In June 2016, the State Administration of Taxation issued a notice to adjust the requirements for high technology enterprise status. As a result, the Company’s China subsidiary did not meet the requirements for the tax year 2016. Therefore, the Company computed its China subsidiary’s tax provision (benefit) for 2016 and the three and six months ended June 30, 2017 based on the 25% regular corporate income tax rate.

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

As of June 30, 2017, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2016.

Note 14. Subsequent events

In July 2017, NeoPhotonics China borrowed $17.0 million under one of its existing lines of credit with a financial institution in China. The short-term borrowing bears interest at the rate of 4.01% and will mature on January 2, 2018.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2017 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q for the period ended June 30, 2017 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2017 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

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

The asset sale consisted of approximately $25.0 million in cash consideration plus approximately $1.4 million post-closing transition services under a transition services agreement with the Purchaser. After closing, the consideration was reduced by $3.4 million for inventory adjustments to approximately $21.6 million and is subject to other adjustments of up to $10.0 million for any potential indemnification claims for which we recorded a reserve of $6.7 million as of March 31, 2017. We recognized a $2.0 million gain on asset sale in the three months ended March 31, 2017. As of June 30, 2017, we maintained the reserve of $6.7 million for any potential indemnification claims for which the warranty period expired on June 30, 2017, with no additional adjustment to the gain on asset sale.

In May 2017, we undertook restructuring actions to implement a series of cost saving measures in light of both the sale of our Low Speed Transceiver Products and the current lower market outlook for China. These measures include reorganizing our product lines, reducing our real estate footprint and reducing our workforce. We incurred restructuring charges of approximately $0.7 million in the second quarter of 2017. We are seeking to continue, with limited critical hiring, to maintain our key research and development efforts and production capabilities to meet future growth.

In the three months ended June 30, 2017, High Speed Products represented approximately 81% of total revenue and Network Products and Solutions represented approximately 19% of total revenue.  In the three months ended June 30, 2016, High Speed Products was 66% of total revenue and Network Products and Solutions represented approximately 34% of total revenue, which includes Low Speed Transceiver Products that were subsequently sold.

Revenue was $73.2 million in the three months ended June 30, 2017, compared to $99.1 million in the same period in 2016 primarily due to the sale of our Low Speed Transceiver Products’ assets in January 2017 and a reduction in demand in the China market. Our gross profit was 22.9% of revenue in the three months ended June 30, 2017, compared to 27.8% of revenue in the three months ended June 30, 2016, primarily attributable to inventory write-downs associated with discontinued products and under-utilization attributable to lower volumes in our plants.

We have announced a number of new products during the first six months of 2017.  Targeting growth in Metro, provincial China backbone, and data center interconnect networks are our 100G and 200G coherent pluggable module (CFP-DCO), our 64 Gbaud Micro-Modulator for 400G and 600G transponders and we demonstrated a 64 Gbaud/64 QAM Coherent CFP2-ACO module for 400G to 600G applications.  For applications inside the data center we demonstrated a 400G pluggable module (CFP8-LR8) and we introduced new non-hermetic laser arrays to drive short reach silicon photonics modules (QSFP28) and our low power consumption, 28Gbaud externally modulated laser (EML) with integrated driver, designed for 10 km to 80 km reaches for 100G, 200G and 400G applications. We expect continued volume growth for our High Speed Products, although quarter-to-quarter results may show considerable variability as is usual in a rapid initial ramp-up following the introduction of new technologies and the slower demand in China.  Similar to revenue, our gross margins may fluctuate materially depending on a variety of factors including average selling price changes, product mix, volume, manufacturing utilization and ongoing manufacturing process improvements.

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2017 from those disclosed in Note 1 in Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Report and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of operations

Revenue

Our business is focused on the highest speed digital optics and signal processing communications applications. In 2016, we entered into an Asset Purchase Agreement for the sale of assets of our Low Speed Transceiver Products within our Network Products and Solutions product group. In 2016, the Low Speed Transceiver Products represented approximately 15% of total revenue. The asset sale was closed in January 2017.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Total revenue	$73,214	$99,129	$(25,915)	(26)%	$144,902	$198,274	$(53,372)	(27)%

We have generated most of our revenue from a limited number of customers. Customers accounting for more than 10% of our total revenue and revenue from our top ten customers in the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd (1)	37%	45%	39%	49%
Ciena Corporation	19	16	16	16
Percent of revenue from top ten customers	89	91	89	91

(1)

Huawei’s percentage of revenue includes its affiliate, HiSilicon Technologies Co. Ltd. (“HiSilicon”). Revenue from HiSilicon represented approximately 35%  and 31% of total revenue, respectively, in the three months ended June 30, 2017 and 2016 and approximately 37% and 33% of total revenue, respectively, in the six months ended June 30, 2017 and 2016.

We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. As of June 30, 2017,  two customers accounted for 36% and 12% of total accounts receivable and as of December 31, 2016, three customers accounted for 42%, 12% and 12% of our total accounts receivable.

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016

Revenue decreased $25.9 million, or 26%, in the three months ended June 30, 2017, compared to the same period in 2016, primarily due to the lower revenue from Low Speed Transceiver Products as we completed the related asset sale in January 2017 and a reduction in demand from China-based customers.  Revenue generated by Low Speed Transceiver Products was zero in three months ended June 30, 2017, compared to $15.8 million in the same 2016 period. Further, in 2016, our historical seasonality pattern shifted from the first quarter to the second quarter due to certain price reductions being delayed beyond the first quarter in part due to surging volumes in the first quarter supporting 100G build-outs, notably in China. In the three months ended June 30, 2017, High Speed Products represented approximately 81% of total revenue, compared to 66% of total revenue in the same period in 2016 while Network Products and Solutions represented approximately 19% of total revenue in the three months ended June 30, 2017, compared to approximately 34% of total revenue in the same period a year ago, which included revenue from Low Speed Transceiver Products. In the three months ended June 30, 2017, revenue from China, United States, Japan and rest of the world was 53%, 15%, 4%  and 28% of total revenue, respectively, compared to 60%, 20%, 5% and 15% of total revenue, respectively, in the same period in 2016.

Six Months Ended June 30, 2017 Compared With Six Months Ended June 30, 2016

Revenue decreased $53.3 million, or 27% in the six months ended June 30, 2017, compared to the same period in 2016, primarily due to the lower revenue from Low Speed Transceiver Products as we completed the related asset sale in January 2017 and a reduction in demand from China-based customers.  Revenue generated by Low Speed Transceiver Products before the asset sale was $1.5 million in the six months ended June 30, 2017, compared to $37.7 million in the same 2016 period. In the six months ended June 30, 2017, High Speed Products represented approximately 81% of total revenue, compared to 65% of total revenue in the same period in 2016 while Network Products and Solutions represented approximately 19% of total revenue in the six months ended June 30, 2017, compared to approximately 35% of total revenue in the same period a year ago, which included Low Speed Transceiver Products. In the six months ended June 30, 2017, revenue from China, United States, Japan and rest of the world was 53%, 15%, 4% and 28% of total revenue, respectively, compared to 61%, 20%, 5% and 14% of total revenue respectively, in the same period in 2016.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of goods sold	$56,437	$71,600	$(15,163)	(21)%	$109,622	$139,623	$(30,001)	(21)%
Gross profit	16,777	27,529	(10,752)	(39)%	35,280	58,651	(23,371)	(40)%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gross profit as a % of revenue	23%	28%	24%	30%

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016

Gross profit decreased $10.8 million, or 39%, to $16.8 million in the three months ended June 30, 2017, compared to $27.5 million in the same period in 2016. Gross margin decreased by approximately five percentage points to 23% in the three months ended June 30, 2017, compared to the same period in 2016. The decreases are primarily attributable to excess and obsolete inventory costs and under-utilization attributable to lower volumes in our plants. Further, in 2016, our historical seasonality pattern shifted from the first quarter to the second quarter due to certain price reductions being delayed beyond the first quarter in part due to surging volumes in the first quarter of 2016 supporting 100G build-outs, notably in China.

Six Months Ended June 30, 2017 Compared With Six Months Ended June 30, 2016

Gross profit decreased by $23.4 million, or 40% to $35.3 million in the six months ended June 30, 2017, compared to $58.7 million in the same period in 2016. Gross margin decreased by approximately six percentage points to 24% in the six months ended June 30, 2017, compared to the same period in 2016. The decreases are primarily attributable to unfavorable direct material procurement costs, excess and obsolete inventory costs and under-utilization attributable to lower volumes in our manufacturing plants.

Operating expenses

Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$14,206	$11,780	$2,426	21%	$29,750	$24,732	$5,018	20%
Sales and marketing	3,910	3,807	103	3%	8,842	7,738	1,104	14%
General and administrative	7,729	7,841	(112)	(1)%	19,155	16,925	2,230	13%
Amortization of purchased intangible assets	118	460	(342)	(74)%	236	913	(677)	(74)%
Acquisition and asset sale related costs	21	775	(754)	(97)%	151	775	(624)	(81)%
Restructuring charges	494	—	494	100%	721	—	721	100%
Gain on asset sale	—	—	—	—%	(2,000)	—	(2,000)	(100)%
Total operating expenses	$26,478	$24,663	$1,815	7%	$56,855	$51,083	$5,772	11%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016

Research and development expense increased by $2.4 million, or 21%, in the three months ended June 30, 2017, compared to the same period in 2016. The increase was primarily due to a $0.9 million increase in development projects including prototype and materials, a $0.7 million increase in outside development services, a $0.6 million increase in salaries and related expenses, a $0.4 million increase in net allocated expenses including facilities and  a $0.2 million increase in depreciation for new equipment, partially offset by a $0.4 million decrease in variable compensation costs and stock-based compensation expense in the three months ended June 30, 2017, compared to the same 2016 period.

Six Months Ended June 30, 2017 Compared With Six Months Ended June 30, 2016

Research and development expense increased by $5.0 million, or 20%, in the six months ended June 30, 2017, compared to the same period in 2016. The increase was primarily due to a $1.7 million increase in development project including prototype and materials, a $1.6 million increase in salaries and related expenses, a $1.1 million increase in outside development services, a $0.9 million increase in net allocated expenses including facilities and a $0.5 million increase in depreciation expenses, partially offset by a $0.6 million decrease in variable compensation and a $0.4 million decrease in stock-based compensation expense in the six months ended June 30, 2017, compared to the same 2016 period.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016

Sales and marketing expense increased by $0.1 million, or 3%, in the three months ended June 30, 2017, compared to the same period in 2016 primarily due to a $0.4 million increase in salaries and related expenses, offset by a $0.3 million decrease in commission due to lower revenue.

Six Months Ended June 30, 2017 Compared With Six Months Ended June 30, 2016

Sales and marketing expense increased by $1.1 million, or 14%, in the six months ended June 30, 2017, compared to the same period in 2016. The increase was primarily due to a $1.1 million increase in salaries and related expenses, a $0.4 million reversal of bad debt expense in the 2016 period due to collection, a $0.3 million increase in product promotion initiative and $0.2 million increase in employee training, partially offset by a $0.5 million decrease in stock-based compensation expense and a $0.5 million decrease in commission due to lower revenue.

General and administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance,  human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016

General and administrative expense decreased by $0.1 million, or 1%, in the three months ended June 30, 2017, compared to the same period in 2016. The decrease was primarily due to a $0.1 million decrease in salaries and related expense and a $0.3 million decrease in variable compensation, partially offset by a $0.3 million increase in audit and legal fees.

Six Months Ended June 30, 2017 Compared With Six Months Ended June 30, 2016

General and administrative expense increased by $2.2 million, or 13%, in the six months ended June 30, 2017, compared to the same period in 2016. The increase was primarily due to a $1.5 million increase in audit-related fees, a $1.1 million increase in professional and legal expenses, a $0.8 million increase in net allocated expense including facilities, a $0.6 million increase in salaries and related expense, partially offset by $0.9 million in other compensation expense.

Amortization of purchased intangible assets

Our intangible assets are being amortized over their estimated useful lives.  Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships and other agreements are recorded within operating expenses. Amortization of purchased intangibles included in operating expenses decreased in the three and six months ended June 30, 2017, compared to the same period in 2016 primarily due to certain intangible assets being fully amortized in 2016.

Acquisition and asset sale related transaction costs

We incurred $0.2 million in acquisition and asset sale related costs primarily related to legal, accounting and other professional services in the six months ended June 30, 2017 and an insignificant amount in the three months ended June 30, 2017. There was $0.8 million in the three and six months ended June 30, 2016, in acquisition-related costs for legal, accounting and other professional services.

Restructuring charges

Restructuring charges in the three months ended June 30, 2017 were $0.7 million, of which $0.5 million was included in operating expenses and the remainder in cost of goods sold, pertaining to our restructuring actions initiated in the first quarter of 2017 in connection with the sale of our Low Speed Transceiver Products’ assets which closed in January 2017.  In May 2017, we undertook further restructuring actions in light of our lower market outlook for China. We reorganized our product lines, started the process to reduce our footprint and reduced our workforce. Restructuring charges in the six months ended June 30, 2017 were $1.0 million, of which $0.7 million was included in operating expenses and the remainder in cost of goods sold. As of June 30, 2017, our restructuring liability of $0.2 million is included in accrued and current liabilities on our condensed consolidated balance sheets. There were no restructuring charges in the three and six months ended June 30, 2016.

Gain on Asset Sale

In the six months ended June 30, 2017,  we recognized a $2.0 million gain associated with the sale of our Low Speed Transceiver Products’ assets. See Note 5 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Interest income	$31	$77	$(46)	(60)%	$104	$132	$(28)	(21)%
Interest expense	(111)	(99)	(12)	12%	(248)	(201)	(47)	23%
Other income (expense), net	(11)	458	(469)	(102)%	238	(846)	1,084	(128)%
Total	$(91)	$436	$(527)	(121)%	$94	$(915)	$1,009	(110)%

Total interest and other income (expense), net decreased by $0.5 million and increased by $1.0 million in the three and six months ended June 30, 2017, compared to the same periods in 2016. The decrease for the three months ended June 30, 2017 was primarily due to favorable foreign currency exchange rates, while the increase for the six months ended June 30, 2017 was primarily due to unfavorable foreign currency exchange rates.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Income tax (provision) benefit	$451	$(626)	$1,077	(172)%	$618	$(1,667)	$2,285	(137)%

Our income tax (provision) benefit in the three months ended June 30, 2017 and 2016 was primarily related to income taxes of our non-U.S. operations. In June 2016, the State Administration of Taxation issued a notice to adjust the requirements for high technology enterprise status. As a result, one of our China subsidiaries which had historically qualified for a preferential 15% tax rate available for high technology enterprises changed to the statutory 25% tax rate for the tax year 2016. Therefore, since September 2016, we have computed our China subsidiary’s tax (provision) benefit based on a 25% regular corporate income tax rate.

Liquidity and capital resources

At June 30, 2017, we had working capital of $102.8 million, including total cash, cash equivalents, short-term investments and restricted cash of $79.0 million. Approximately 21% of our total cash, cash equivalents, short-term investments and restricted cash were held by our foreign entities, including approximately $11.5 million in accounts held by our subsidiaries in China, of which $3.3 million was in restricted cash, and approximately $5.2 million in accounts held by our subsidiary in Japan. Cash, cash equivalents, investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.

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

In January 2017, we completed the sale of certain Low Speed Transceiver Products’ assets for an approximately $25.0 million consideration plus an approximately $1.4 million post-closing transition services fees. The consideration was reduced by $3.4 million for inventory adjustment after closing to approximately $21.6 million, which is subject to other adjustments of up to $10.0 million for any potential claims. See Note 5 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

We have a bank credit agreement, as amended, with Comerica Bank in the U.S. (the “Comerica Bank Credit Facility”). Amounts borrowed under the Comerica Bank Credit Facility are due on or before August 31, 2017 and borrowings bear interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. See Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report. As of June 30, 2017, the outstanding balance was $20.0 million.

We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of June 30, 2017, our subsidiary in China had three short-term line of credit facilities with banking institutions. As of June 30, 2017 and December 31, 2016, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $4.1 million and $6.4 million, respectively. Compensating balances relating to these credit facilities totaled $1.2 million and $2.1 million, respectively, as of June 30, 2017 and December 31, 2016. Compensating balances are classified as restricted cash on our consolidated balance sheets. See Note 3 and Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report. We also held approximately $2.0 million in restricted cash as potential compensation for any breach of closing provisions under the asset purchase agreement for the asset sale closed in January 2017.

As of June 30, 2017, we had three loan arrangements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (collectively the “Mitsubishi Bank Term Loans”). One of Mitsubishi Bank Term Loans requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date while the other requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on these loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by real estate collateral. The third term loan of 690 million JPY (approximately $6.2 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan is available from March 31, 2017 to March 30, 2018 and 625.0 million JPY (approximately $5.6 million) under this loan was drawn on the closing date of June 30, 2017. As of June 30, 2017, our total outstanding principal balance under the Mitsubishi Bank Term Loans was 1.9 billion JPY (approximately $16.7 million). See Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months.  Historically, we have collected on the notes receivable in full at the time of maturity.

We believe that our existing cash, cash equivalents and cash flows from our operating activities and funds available under our credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months. As of June 30, 2017, we had working capital of $102.8 million including available cash, cash equivalents, short-term investments and restricted cash of approximately $79.0 million.  In the first six months of 2017, we generated operating losses of $21.6 million and negative cash flows from operations of $16.5 million.  We had an accumulated deficit of approximately $319.5 million as of June 30, 2017.

We have two credit agreements both of which are subject to renewal or expiration in the third quarter of 2017:  a $30.0 million credit facility with Comerica Bank in the U.S. and a $39.2 million credit facility with CITIC Bank in China. As of June 30, 2017, we had $20.0 million debt outstanding under the Comerica facility and subsequent to the quarter end we borrowed $17.0 million from CITIC Bank. These amounts are due on August 31, 2017 and January 2, 2018, respectively.

In addition, our forecasts for revenue from customers in China during the second half of 2017 have been reduced from prior levels as industry forecasts for the region’s telecom carriers deploying metro and provincial networks have been reduced in the near term.

We must extend or replace one of the above-noted credit agreements in order to have sufficient resources to fund our currently planned operations and expenditures over the next twelve months. We believe extending or replacing one of these credit agreements is probable; however, if this is unsuccessful, we intend to implement working capital management plans as described below.

In May 2017, we implemented a restructuring plan to execute a range of cost saving measures that reduced and delayed spending in the second quarter of 2017. We  intend to manage production and inventory levels, aggressively pursue collections, further reduce or delay product development projects and capital expenditures to conserve our cash resources. Additionally, we have $20.8 million of unused credit as part of a credit facility in China that is available to us until July 2019. If cash flows from such plans are insufficient to meet our cash flow needs over the next twelve months, we have developed a contingency plan. This contingency plan includes closing certain operations, eliminating some marketing and research and development programs and further reducing our administrative costs. We believe that it is probable that these plans can be effectively implemented and that it is probable these plans will mitigate issues that might arise within one year after these financial statements are issued should we be unable to extend or replace one of our existing credit agreements.

We operate in an industry that makes our prospects difficult to evaluate with certainty. Future declines in China market demand or other changes to our forecasts could adversely affect our results of operations, financial position and cash flows. We may need to raise additional debt or equity capital to fund our operations in the next twelve months. Any additional debt arrangements may likely require regular interest payments which could adversely affect our operations. There can be no assurance that additional debt or equity capital will be available on acceptable terms, or at all, or that our revenue will reach a level sufficient to provide for self-sustaining cash flows. Although we believe it is probable that we will be able to satisfactorily complete these plans, if we are not successful in completing these plans it could raise substantial doubt about our ability to continue as a going concern.

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

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Net cash provided by (used in) operating activities	$(16,496)	$23,178
Net cash provided by (used in) investing activities	5,996	(19,682)
Net cash provided by financing activities	966	2,948
Effect of exchange rates on cash and cash equivalents	695	(56)
Net increase (decrease) in cash and cash equivalents	$(8,839)	$6,388

Operating activities

Net cash used in operating activities was $16.5 million in the six months ended June 30, 2017, compared to $23.2 million provided by operating activities in the same 2016 period. The decrease was primarily attributable to a $34.2 million decrease in cash flows from inventories primarily due to higher production levels as we prepare for the increased revenue in the second half of 2017, a $26.3 million decrease in cash flows related to net loss and non-cash adjustments, a $5.8 million decrease in accounts payable due to vendor payments and a $14.3 million decrease in cash flows from prepaid expenses and other assets primarily due to a receivable from the transition service agreement (TSA) with APAT OE. The decreases are partially offset by a $27.4 million increase in cash flows from accounts receivable primarily driven by strong collections and payments ahead of due date and a $13.5 million increase in accrued and other liabilities primarily relating to the TSA with APAT OE payable in the current year.

Investing activities

Net cash provided by investing activities was $6.0 million in the six months ended June 30, 2017, compared to $19.7 million used in the same 2016 period. Cash from investing activities increased primarily due to a $17.6 million increase in proceeds from sale of marketable securities, a $21.7 million increase due to proceeds from the sale of Low Speed Transceiver Products’ assets in January 2017, a $1.9 million increase due to proceeds from restricted cash and foreign currency hedge contracts, partially offset by a $20.0 million decrease due to property, plant and equipment purchases to expand our capacity, a $6.0 million decrease due to purchases of marketable securities and a $1.5 million decrease due to proceeds from maturity of marketable securities.

Financing activities

Net cash provided by financing activities was $1.0 million in the six months ended June 30, 2017, compared to $2.9 million provided by financing activities in the same 2016 period. The decrease in cash flows from financing activities was largely due to a $5.0 million decrease in issuance of notes payable, a $0.4 million decrease in proceeds from stock option exercises and issuance of stock under our employee stock purchase plan driven by the stock price of our common stock, partially offset by a $2.7 million increase in repayment of notes payable and a $1.4 million increase in proceeds from bank loans primarily relating to capital equipment financing in Japan.

Contractual obligations and commitments

As of June 30, 2017, our principal commitments consisted of obligations under operating leases, purchase commitments, debt and other contractual obligations. There have been no significant changes to these obligations during the six months ended June 30, 2017 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Off-balance sheet arrangements

As of June 30, 2017, we did not have any significant off-balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

In the Evaluation of Disclosure Controls and Procedures included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of the material weakness that existed in our internal controls over financial reporting related to revenue recognition and shipping and handling practices.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remedial Measures

Our management continued significant efforts in 2017 to establish a framework to improve internal controls over financial reporting. We committed considerable resources to the design, implementation, documentation, and testing of our internal controls. Additional efforts are required to remediate and re-test certain internal control deficiencies. Our management believes that these efforts have improved our internal control over financial reporting. With the oversight of senior management and our audit committee, we have taken steps and plan to take additional measures to remediate the underlying causes of our existing material weakness. Our management is in the process of completing the following steps as part of our ongoing remediation efforts to address the material weakness:

(a)	Strengthening our cut-off controls with improved documentation standards and training;

(b)	Improving logistics and operations documentation standards and procedures; and

(c)	Restricting and enhancing system access rights to ensure adequate controls within the sales organization.

While these steps have helped address some of the root causes of the material weakness noted above, they have not fully remediated the material weaknesses that existed as of December 31, 2016. We intend to conduct additional training to remediate the material weakness.

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

We have generated most of our revenue from a limited number of customers. In the six months ended June 30, 2017, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (collectively “Huawei”), and Ciena Corporation accounted for approximately 39% and 16% of our revenue, respectively, and our top ten customers represented 89% of our revenue. In the year ended December 31, 2016, Huawei Technologies, together with its affiliate HiSilicon (or collectively, Huawei), and Ciena Corporation accounted for approximately 49% and 16% of our revenue, respectively, and our top ten customers represented 91% of our revenue. In the year ended December 31, 2015, Huawei and Ciena accounted for approximately 44% and 21% of our revenue, respectively, and our top ten customers represented 91% of our revenue. The loss of, or a significant reduction in orders from these major customers or any of our other key customers would materially and adversely affect our revenue and results of operations.

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

*We may need to raise additional capital and/or extend or replace our current credit facilities in order to maintain our currently-planned operations, and we may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders

We believe that our existing cash and cash equivalents, and cash flows from our operating activities and funds available under our credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, in our Note 1 of Notes to Condensed Financial Statements in Item 1 of Part I of this report, we have disclosed our conclusions under ASU 2014-15, “Presentation of Financial Statements - Going Concern” that we will need to take certain steps, and may need to implement certain contingency plans, to maintain our ability to continue as a going concern. Although we believe it is probable that we will be able to complete these plans, it is possible that we may not be successful in completing these plans and/or we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs and continue as a going concern.

In this regard, we have two credit agreements both of which are subject to renewal or expiration in the third quarter of 2017:  a $30.0 million credit facility with Comerica Bank in the U.S. and a $39.2 million credit facility with CITIC Bank in China. We must extend or replace one of these credit agreements in order to have sufficient resources to fund our currently-planned operations and expenditures over the next twelve months.  If we are not able to extend or replace at least one of these credit agreements, we will likely need to implement certain contingency plans, which may include closing certain operations, eliminating some marketing and research and development programs and further reducing our administrative costs, which could have an adverse effect on our business.

Additionally, in light of our current financial condition, we may need additional financing to continue operations or execute on our current or future business strategies, including to:

•	invest in our research and development efforts, including by hiring additional technical and other personnel;
•	maintain and expand our operating or manufacturing infrastructure;
•	acquire complementary businesses, products, services or technologies; or
•	otherwise pursue our strategic plans and respond to competitive pressures.

We do not know with certainty what forms of financing, if any, will be available to us. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, enhance our research and development and sales and marketing functions, develop and enhance our products, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures could be adversely impacted. In any such event, our business, financial position and results of operations could be materially harmed, and we may need to implement further contingency plans to further reduce expenses in order to continue operations. Moreover, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we fail to raise sufficient additional capital if needed, we may not be able to completely execute our business plan and may not be able to continue as a going concern.

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

We have had a history of losses and we may incur additional losses in future periods. As of December 31, 2016, our accumulated deficit was $298.7 million and we incurred a  net loss of $20.9 million in the six months ended June 30, 2017. We also expect to continue to make significant expenditures related to the ongoing operation and development of our business. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations.

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

While we rely on many suppliers, there are a few which, if they stopped, decreased or delayed shipments to us; it could have an adverse effect on our business and financial results.

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

In connection with our raising capital in an April 2012 private placement of common stock, we have established a wholly-owned subsidiary and company operations in the Russian Federation. The establishment of successful operations in the Russian Federation requires capital expenditure over several years, and is in part dependent on the cooperation of Russian entities that could include the Russia government and other third parties. If there are delays in our efforts to establish and maintain operations in the Russian Federation, the anticipated benefits of our Russian expansion may not be realized or may take longer to realize than expected. We could be required to pay up to $2.0 million to Joint Stock Company “RUSNANO”, or Rusnano, at the time if we do not meet certain investment conditions towards our Russian operations by 2019.

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

As part of our annual evaluation of internal controls for fiscal 2016, our management identified several deficiencies (including inadequate written shipping procedures) in our internal control over financial reporting related to certain revenue cut-off procedures. These deficiencies aggregated to a material weakness in our controls over revenue cut-off procedures, which affected the timing of our revenue recognition. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While no actual material misstatements were identified for the year ended December 31, 2016, the material weakness had not been remediated as of June 30, 2017.

Over the second half of 2017, we intend to complete implementation of a remediation plan designed to address this material weakness. However, if our remediation measures are insufficient to address this material weakness, if any of our personnel overrides our controls or if additional material weaknesses in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see “Item 4. Controls and Procedures”.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. A disruption, infiltration or failure of our information technology systems as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, cyber-attacks, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. Any of these events could harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 31% as of June 30, 2017, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital, as well as to allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. As of June 30, 2017 and December 31, 2016, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. Accordingly, we may not be able to move our capital easily, which could harm our business.

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

China imposes controls on technology import and export. The term “technology import and export” is broadly defined to include, without limitation, the transfer or license of patents, software and know-how, and the provision of services in relation to technology. Depending on the nature of the relevant technology, the import and export of technology to or from China requires either approval by or registration with, the relevant Chinese governmental authorities. Additionally, the Chinese government requires the patent application for any invention made at least in part in China to be filed first in China, then undergo a government secrecy review and obtain a license before such application is filed in other countries.

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

NeoPhotonics Corporation

Date:	August 8, 2017	By:	/S/ SANDRA A. WAECHTER
Sandra A. Waechter
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement dated December 14, 2016 between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.1	January 23, 2017
2.2	Supplementary Agreement to Asset Purchase Agreement, dated January 12, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.2	January 23, 2017
2.3	Second Supplementary Agreement to Asset Purchase Agreement, dated January 14, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.3	January 23, 2017
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	May 17, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010

4.3	Commitment to File Registration Statement and Related Waiver of Registration Rights by and between NeoPhotonics Corporation and Open Join Stock Company “RUSNANO” dated as of December 18, 2014.	Form S-1	333-201180	4.4	December 19, 2014

10.1	Eleventh Amendment dated April 28, 2017 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.					X

10.2	Twelfth Amendment dated June 29, 2017 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.	Form 8-K	001-35061	10.1	June 29, 2017

10.3	Lease Agreement, dated June 13, 2017, by and between NeoPhotonics Corporation and The Realty Associates Fund X, L.P.	Form 8-K	001-35061	10.1	June 19, 2017

10.4	Consulting Agreement, by and between NeoPhotonics Corporation and Kainos Consulting, LLC, dated May 15. 2017.					X

10.5	Separation Agreement, by and between NeoPhotonics Corporation and Clyde R. Wallin, dated April 4. 2017.					X

10.6+	2017 Performance Bonus Program.					X

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Management compensatory plan or arrangement. * Translation to English of an original Chinese document. ** Translation to English of an original Japanese document.