Form 10-Q
period 2017-09-30
NEOPHOTONICS CORP
filed 2017-11-08
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

As of October 31, 2017, there were approximately 43,945,300 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION
For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	September 30, 2017	December 31, 2016
(In thousands, except par data)
ASSETS
Current assets:
Cash and cash equivalents	$58,528	$82,500
Short-term investments	12,281	19,015
Restricted cash	2,917	4,085
Accounts receivable, net of allowance for doubtful accounts	67,003	80,610
Inventories	82,809	48,237
Assets held for sale	—	13,953
Prepaid expenses and other current assets	34,568	22,396
Total current assets	258,106	270,796
Property, plant and equipment, net	127,316	106,867
Purchased intangible assets, net	4,594	5,562
Goodwill	1,115	1,115
Other long-term assets	6,858	6,547
Total assets	$397,989	$390,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,771	$84,766
Notes payable and short-term borrowing	19,630	30,190
Current portion of long-term debt	5,740	747
Accrued and other current liabilities	44,743	30,625
Total current liabilities	139,884	146,328
Long-term debt, net of current portion	41,029	10,215
Other noncurrent liabilities	14,959	8,939
Total liabilities	195,872	165,482
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
As of September 30, 2017, 43,909 shares issued and outstanding; as of December 31, 2016, 42,526 shares issued and outstanding	110	106
Additional paid-in capital	542,029	532,378
Accumulated other comprehensive loss	(2,294)	(8,401)
Accumulated deficit	(337,728)	(298,678)
Total stockholders’ equity	202,117	225,405
Total liabilities and stockholders’ equity	$397,989	$390,887

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share data)	2017	2016	2017	2016
Revenue	$71,121	$103,312	$216,023	$301,586
Cost of goods sold	60,608	75,863	170,230	215,486
Gross profit	10,513	27,449	45,793	86,100
Operating expenses:
Research and development	14,662	17,474	44,412	42,206
Sales and marketing	4,071	5,936	12,913	13,674
General and administrative	7,637	9,822	26,792	26,747
Amortization of purchased intangible assets	119	462	355	1,375
Acquisition and asset sale related costs	78	148	229	923
Restructuring charges	2,829	—	3,550	—
Gain on asset sale	—	—	(2,000)	—
Total operating expenses	29,396	33,842	86,251	84,925
Income (loss) from operations	(18,883)	(6,393)	(40,458)	1,175
Interest income	37	95	141	227
Interest expense	(495)	(103)	(743)	(304)
Other income (expense), net	(41)	18	197	(828)
Total interest and other income (expense), net	(499)	10	(405)	(905)
Income (loss) before income taxes	(19,382)	(6,383)	(40,863)	270
Income tax (provision) benefit	1,195	(804)	1,813	(2,471)
Net loss	$(18,187)	$(7,187)	$(39,050)	$(2,201)

Basic net loss per share	$(0.42)	$(0.17)	$(0.90)	$(0.05)
Diluted net loss per share	$(0.42)	$(0.17)	$(0.90)	$(0.05)
Weighted average shares used to compute basic net loss per share	43,790	42,038	43,212	41,589
Weighted average shares used to compute diluted net loss per share	43,790	42,038	43,212	41,589

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2017	2016	2017	2016
Net loss	$(18,187)	$(7,187)	$(39,050)	$(2,201)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	2,177	(22)	6,090	292
Unrealized gains on available-for-sale securities, net of zero tax	1	—	17	33
Total other comprehensive income (loss)	2,178	(22)	6,107	325
Comprehensive loss	$(16,009)	$(7,209)	$(32,943)	$(1,876)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

(In thousands)	2017	2016
Cash flows from operating activities
Net loss	$(39,050)	$(2,201)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	20,630	16,921
Stock-based compensation expense	5,692	14,445
Deferred taxes	673	(1,162)
Amortization of investment, debt and other	158	125
Gain on sale of assets and other write-offs	(1,623)	(18)
Gain on foreign currency hedges	(1,501)	—
Allowance for doubtful accounts	76	(415)
Write-down of inventories	7,083	1,995
Asset impairment charge	275	—
Foreign currency remeasurement and other, net	1,576	(556)
Change in assets and liabilities, net of effects of asset sale:
Accounts receivable	13,755	(12,169)
Inventories	(36,466)	4,518
Prepaid expenses and other assets	(12,002)	(3,439)
Accounts payable	(9,424)	12,610
Accrued and other liabilities	8,937	(3,937)
Net cash (used in) provided by operating activities	(41,211)	26,717
Cash flows from investing activities
Purchase of property, plant and equipment	(41,461)	(29,962)
Proceeds from sale of property, plant and equipment and other assets	21,806	139
Purchase of marketable securities	(52,031)	(69,520)
Proceeds from sale of marketable securities	52,272	48,979
Proceeds from maturity of marketable securities	6,458	15,373
Change in restricted cash	1,316	(226)
Settlement of foreign currency hedges	1,553	—
Net cash used in investing activities	(10,087)	(35,217)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	3,568	5,083
Tax withholding on restricted stock units	(973)	(570)
Payments for public stock offering	(117)	(25)
Proceeds from bank loans, net of debt issuance costs	96,039	71,400
Repayment of bank loans	(68,270)	(72,090)
Proceeds from issuance of notes payable	5,842	13,144
Repayment of notes payable	(9,789)	(14,069)
Proceeds from government grants	—	608
Net cash provided by financing activities	26,300	3,481
Effect of exchange rates on cash and cash equivalents	1,026	556
Net decrease in cash and cash equivalents	(23,972)	(4,463)
Cash and cash equivalents at the beginning of the period	82,500	76,088
Cash and cash equivalents at the end of the period	$58,528	$71,625
Supplemental disclosure of non-cash investing and financing activities:
Decrease (increase) in unpaid property, plant and equipment	$6,430	$(12,494)
Asset retirement obligations	$2,146	$—
Unpaid deferred offering costs	$—	$76

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 1. Basis of presentation and significant accounting policies
Basis of Presentation and Consolidation
The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.
Going Concern
Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires an entity to disclose information about its potential inability to continue as a going concern when conditions and events indicate that it is probable that the entity may be unable to meet its obligations as they become due within one year. Management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Quarterly Report on Form 10-Q with the SEC in November 2017. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
As of September 30, 2017, the Company’s working capital was $118.2 million, including available cash, cash equivalents, short-term investments and restricted cash of approximately $73.7 million. In the first nine months of 2017, the Company had operating losses of $40.5 million and negative cash flows from operations of $41.2 million. It had an accumulated deficit of approximately $337.7 million as of September 30, 2017.
The Company's operating results and cash flows during the first nine months of 2017 have been negatively affected by reduced demand in China stemming from delayed provincial deployments and a buildup of inventory at one or more of our leading customers, which is expected to continue into early 2018. In response, the Company implemented restructuring plans in May and September 2017 that included a reduction in force and consolidation of facilities, which are expected to reduce quarterly expenses by approximately $2.6 million when fully realized in the first quarter of 2018. The Company has also reduced or delayed certain product development projects and capital expenditures, aggressively pursued collections and continued to closely manage production and inventory levels.
In September 2017, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") which provides for borrowings under an accounts receivable based formula up to a maximum of $50.0 million. At September 30, 2017, $30.0 million was outstanding under this line, of which $20.0 million was used to pay the amount due under the Comerica facility. The remaining borrowing capacity at September 30, 2017 was $19.8 million, of which $5.0 million is required to be maintained as unused borrowing capacity. Borrowings under the Wells Fargo line are not due until June 30, 2022 as long as the borrowing base is not less than the outstanding amount (See Note 8). The Company also has approximately $21.6 million available for short-term borrowings under two line of credit agreements in with Pudong Bank in China that expire in July 2019. A third, $39.2 million line of credit agreement with CITIC Bank in China expired in September 2017 and the Company is currently discussing a potential renewal of the line with the bank. As of September 30, 2017, $17.0 million is outstanding under the CITIC Bank line, which is due on January 2, 2018. If the Company is not successful in renewing the CITIC bank line, its intention is to repay the $17.0 million using the amount available under its other existing lines of credit available in China. Additionally, the Company has $5.7 million of current portion of long-term debt as of September 30, 2017, which it plans to pay out of its existing available cash.
The Company currently believes it will have sufficient resources to fund its currently planned operations and expenditures over the next twelve months without additional financing or other actions.  In addition, the Company believes there are a number of ongoing and potential actions that may further strengthen its projected cash and projected financial position.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company operates in an industry that makes its prospects difficult to evaluate with certainty. Future declines in China market demand or other changes to the Company’s forecasts could adversely affect the Company’s results of operations, financial position and cash flows. As a result, the Company may need to raise additional debt or equity capital to fund its operations.  Any additional debt arrangements may likely require regular interest and principal payments which could adversely affect the Company’s operations. There can be no assurance that additional debt or equity capital will be available on acceptable terms, or at all.  The accompanying unaudited condensed financial statements do not include any adjustments that may result from the outcome of these uncertainties.
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
Concentration
In the three months ended September 30, 2017, Huawei Technologies Co. Ltd. and their affiliate HiSilicon Technologies (together with Huawei Technologies Co. Ltd., "Huawei"), Ciena Corporation ("Ciena") and Fiberhome Technologies Co, Ltd ("Fiberhome") accounted for approximately 39% , 14% and 11% of the Company’s total revenue, respectively, and the Company’s top five customers represented approximately 79% of the Company’s total revenue. In the three months ended September 30, 2016, Huawei and Ciena accounted for approximately 48% and 15% of the Company’s total revenue, respectively, and the Company’s top five customers represented approximately 79% of the Company’s total revenue. In the nine months ended September 30, 2017, Huawei and Ciena accounted for 39% and 16% of the Company’s total revenue, respectively, and the Company’s top five customers represented approximately 76% of its total revenue. In the nine months ended September 30, 2016, Huawei and Ciena accounted for 49% and 15% of the Company’s total revenue, respectively, and the Company’s top five customers represented approximately 79% of its total revenue.
As of September 30, 2017, two customers accounted for approximately 45% and 10% of the Company’s accounts receivable. As of December 31, 2016, three customers accounted for approximately 42%, 12% and 12%, respectively, of the Company’s accounts receivable.
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
Accounting Standards Update Recently Adopted
Effective January 1, 2017, the Company adopted ASU 2016-9, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”). ASU 2016-9 simplifies certain aspects of the accounting for shared-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. It eliminates the requirement to delay the recognition of excess tax benefits until current taxes payable are reduced. Upon adoption, the Company’s previously unrecognized excess tax benefits of $8.6 million had no impact on its accumulated deficit balance as the related U.S. deferred tax assets were fully offset by a valuation allowance. The Company elected to apply the change in presentation in the statements of cash flows prospectively and elected to continue to account for estimated forfeitures over the vesting period of the share-based awards.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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
Effective December 31, 2016, the Company adopted ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (“ASU 2014-15”). Under the new standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This ASU requires management to perform an analysis of the Company’s ability to continue as a going concern as of the issue date of the financial statements. See above – Basis of Presentation and Significant Accounting Policies for the discussion of the Company’s ability to continue as a going concern.
There have been no other changes in the Company’s significant accounting policies in the nine months ended September 30, 2017, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Standards Update Not Yet Effective
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-9, Compensation—Stock Compensation (718)—Scope of Modification Accounting (ASU 2017-9”). This guidance redefines which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting for a share-based payment. ASU 2017-9 is effective for interim and annual periods after December 15, 2017 and early adoption is permitted in any interim period. The Company has not yet determined whether it will elect early adoption and has determined that the adoption of this standard will not have a significant impact on its consolidated financial statements and related disclosures.
In March 2017, the FASB issued ASU No. 2017-7, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-7”). This guidance revises the presentation of employer-sponsored defined benefit pension and other postretirement plans for the net periodic benefit cost in the statement of operations and requires that the service cost component of net periodic benefit be presented in the same income statement line items as other employee compensation costs for services rendered during the period. The other components of the net benefit costs are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. This guidance allows only the service cost component of net periodic benefit costs to be eligible for capitalization. ASU 2017-7 is effective for interim and annual periods after December 15, 2018 and early adoption is permitted as of the beginning of an annual reporting period. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-4, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-4”). This standard amends the goodwill impairment test to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the total amount of goodwill allocated to that reporting unit. ASU 2017-4 is effective prospectively for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-1”). This standard provides a framework in determining when a set of assets and activities is a business. ASU 2017-1 is effective for interim and annual periods beginning after December 15, 2017 on a prospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) (“ASU 2016-2”).  ASU 2016-2 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and consolidated statements of operations and to disclose qualitative and quantitative information about lease transactions. It is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition is required with certain optional practical expedients allowed. The Company is in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosure.
In January 2016, the FASB issued ASU 2016-1, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-1”). ASU 2016-1 revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments and is effective for the Company’s annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”). The standard, along with the amendments issued in 2016 and 2015, provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-9 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-9; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-9 recognized at the date of initial application and providing certain additional disclosures. This standard, as amended, is effective for annual and interim periods beginning after December 15, 2017 and permits entities to early adopt for annual and interim reporting periods beginning after December 15, 2016. The Company will adopt this standard in the first quarter of 2018.
The Company is in the process of assessing the impact that implementation of this new standard will have on its consolidated financial statements, including evaluation of the disclosure requirements. Although its evaluation is ongoing, the Company currently believes that the impact will not be significant, as most revenue will continue to be recognized at a point-in-time when control transfers which is similar to the current revenue recognition model.
The Company will continue to assess the impact, including potential changes to its accounting policies, business processes, systems and internal controls over financial reporting and its current assessment is subject to change.

Note 2. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Numerator:
Net loss	$(18,187)	$(7,187)	$(39,050)	$(2,201)
Denominator:
Weighted average shares used to compute per share amount:
Basic	43,790	42,038	43,212	41,589
Dilutive effect of equity awards	—	—	—	—
Diluted	43,790	42,038	43,212	41,589

Basic net loss per share	$(0.42)	$(0.17)	$(0.90)	$(0.05)
Diluted net loss per share	$(0.42)	$(0.17)	$(0.90)	$(0.05)

The Company has excluded the impact of the following outstanding employee stock options and restricted stock units as well as the shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Employee stock options	4,227	4,344	4,227	4,344
Restricted stock units	2,504	2,044	2,504	2,044
Employee stock purchase plan	245	151	245	151
	6,976	6,539	6,976	6,539

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Cash, cash equivalents, short-term investments, and restricted cash

The following table summarizes the Company’s cash, cash equivalents, short-term investments and restricted cash (in thousands):

	September 30, 2017	December 31, 2016

Cash and cash equivalents:
Cash	$53,716	$58,691
Cash equivalents	4,812	23,809
Cash and cash equivalents	$58,528	$82,500
Short-term investments	$12,281	$19,015
Restricted cash	$2,917	$4,085

As of September 30, 2017 and December 31, 2016, restricted cash included approximately $2.0 million pursuant to an asset purchase agreement with Optoelectronics Components Co., Ltd. (“APAT OE”) relating to the asset sale closed in January 2017, in addition to the compensating balances relating to the Company’s notes payable issued under its line of credit facilities in China. See Note 8. The following table summarizes the Company’s unrealized gains and losses related to its cash equivalents and short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of September 30, 2017				As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$11,530	$—	$—	$11,530	$199	$—	$—	$199
Money market accounts	4,812	—	—	4,812	23,809	—	—	23,809
Corporate debt securities	—	—	—	—	9,438	4	(3)	9,439
Government agency securities	—	—	—	—	3,767	—	(10)	3,757
U.S. government securities	753	—	(2)	751	5,008	—	(10)	4,998
Sovereign government bonds	—	—	—	—	622	—	—	622
Total	$17,095	$—	$(2)	$17,093	$42,843	$4	$(23)	$42,824
Reported as:
Cash equivalents	$4,812	$—	$—	$4,812	$23,809	$—	$—	$23,809
Short-term investments	12,283	—	(2)	12,281	19,034	4	(23)	19,015
Total	$17,095	$—	$(2)	$17,093	$42,843	$4	$(23)	$42,824

As of September 30, 2017 and December 31, 2016, maturities of marketable securities were as follows (in thousands):

	September 30, 2017	December 31, 2016

Less than 1 year	$17,093	$36,054
Due in 1 to 2 years	—	6,468
Due in 3 to 5 years	—	302
Total	$17,093	$42,824

Realized gains and losses on the sale of marketable securities during the three and nine months ended September 30, 2017 and 2016 were insignificant. The Company did not recognize any impairment losses on its marketable securities during the three and nine months ended September 30, 2017 or 2016. As of September 30, 2017, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.  Fair value disclosures
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2017				As of December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments:
Money market funds	$11,530	$—	$—	$11,530	$199	$—	$—	$199
U.S. government securities	751	—	—	751	4,998	—	—	4,998
Money market accounts	—	4,812	—	4,812	—	23,809	—	23,809
Corporate debt securities	—	—	—	—	—	9,439	—	9,439
Government agency securities	—	—	—	—	—	3,757	—	3,757
Sovereign government bonds	—	—	—	—	—	622	—	622
Total	$12,281	$4,812	$—	$17,093	$5,197	$37,627	$—	$42,824

Foreign currency forward contracts*	$—	$—	$—	$—	$—	$—	$—	$—
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$927	$—	$—	$927	$622	$—	$—	$622
________________________________________________________

*The fair value of the Company’s foreign currency forward contract was immaterial as of September 30, 2017 and December 31, 2016.

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees.  The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at September 30, 2017. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.
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
Under the hedging program, the Company enters into monthly forward exchange contracts, that have average maturities of one month, to offset the effects of exchange rate exposures for its net intercompany activities denominated in Chinese Renminbi, or RMB, by buying and selling the underlying foreign currency in the future at fixed exchange rates, to offset the consequences of changes in foreign exchange on the balance sheet. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the re-measurement of the hedged assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. The net effect of fair value changes is reported in other income (expense), net. As of September 30, 2017, the fair value of the Company’s foreign currency forward contract was immaterial due to the short-term nature of the contract, which generally expires at each month-end. The total notional value of the Company’s foreign currency exchange contract as of September 30, 2017 was $19.2 million for Chinese Yuan offshore or CNH that approximates the RMB.
The following table presents the Company's liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2017				As of December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Rusnano payment derivative	$—	$—	$389	$389	$—	$—	$389	$389

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of September 30, 2017 and December 31, 2016 the Company had no assets or liabilities required to be measured at fair value on a nonrecurring basis. In the three months ended March 31, 2017, the Company recorded a $6.7 million contingent liability within accrued and other current liabilities on its balance sheet in connection with the contingent indemnification commitments pursuant to an asset sale closed in January 2017. See Note 5. This liability was measured using the Company's best estimate of the likelihood of payment based on circumstances the Company identified as having a significant impact on its fair value during the period, which is considered to be a level 3 fair value measurement.

Assets and Liabilities Not Measured at Fair Value

The carrying values of accounts receivable, accounts payable, notes payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.

The estimated fair value of the Company's long-term debt approximated its carrying value as of September 30, 2017 and December 31, 2016, as the interest rates approximated rates currently available to the Company on the issuance of liabilities with a similar maturity. This estimate is considered to be a level 2 fair value measurement.

Note 5. Asset sale
In January 2017, the Company completed the sale of its Low Speed Transceiver Products’ assets to APAT OE pursuant to an asset purchase agreement dated December 14, 2016 for consideration of approximately $25.0 million (in RMB equivalent) plus approximately $1.4 million (in RMB equivalent) post-closing transaction service fees to be received under a transition services agreement with APAT OE in which the Company will provide short-term manufacturing and other specific services pursuant to such agreement. The related supply chain purchase commitments and value-added tax obligations have been assumed by APAT OE. The receivable and payable balances related to the transition service arrangement were $13.0 million and $12.6 million, respectively, as of September 30, 2017.
As of December 31, 2016, the balance in assets held for sale was $13.9 million, consisting of $13.1 million in inventories and $0.8 million in property, plant and equipment. As a result of post-closing adjustments, total consideration was reduced by approximately $3.4 million for inventory. In addition, an immaterial amount of property, plant and equipment was reclassified from assets held for sale. Upon closing, assets sold to APAT OE were approximately $12.8 million, including approximately $12.1 million in inventories and $0.7 million in property, plant and equipment. The adjusted consideration received of approximately $21.6 million is subject to further reduction of up to $10.0 million for any indemnification claims. As of September 30, 2017, the Company has a reserve of $7.0 million within accrued and other current liabilities for warranty claims and an estimated $0.2 million in additional property, plant and equipment purchases. The indemnification warranties expired on June 30, 2017 and resulted in no change to the gain on the sale that was recorded in the first quarter of 2017. The Company recognized a $2.0 million gain on the sale of these assets within operating loss in the nine months ended September 30, 2017.
All of the Low Speed Transceiver Products were part of the Company’s Network Products and Solution product group and included the low speed optical network (PON) products for which the end-of-life plan was announced in mid-2016.

Note 6. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable	$65,980	$78,143
Trade notes receivable	1,148	2,892
Allowance for doubtful accounts	(125)	(425)
	$67,003	$80,610

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Inventories, net

Inventories, net consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$38,617	$23,348
Work in process	14,746	10,996
Finished goods(1)	29,446	13,893
	$82,809	$48,237
________________________________________________________

(1)	Finished goods inventory at customer vendor managed inventory locations was $8.7 million and $8.3 million as of September 30, 2017 and December 31, 2016, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Prepaid taxes and taxes receivable	$15,234	$16,102
Transition services agreement receivable (Note 5)	13,006	—
Deposits and other prepaid expenses	4,162	3,571
Other receivable	2,166	2,723
	$34,568	$22,396

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Technology and patents	$37,415	$(34,458)	$2,957	$36,918	$(33,316)	$3,602
Customer relationships	15,302	(14,595)	707	15,039	(13,990)	1,049
Leasehold interest	1,280	(350)	930	1,226	(315)	911
	$53,997	$(49,403)	$4,594	$53,183	$(47,621)	$5,562

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Cost of goods sold	$202	$853	$667	$2,542
Operating expenses	119	462	355	1,375
Total	$321	$1,315	$1,022	$3,917

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The estimated future amortization expense of purchased intangible assets as of September 30, 2017, is as follows (in thousands):

2017 (remaining three months)	$321
2018	1,209
2019	807
2020	689
2021	689
Thereafter	879
$4,594

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Transition services agreement payables (Note 5)	$12,603	$—
Employee-related	12,103	18,654
Asset sale related contingent liabilities (Note 5)	6,977	—
Accrued warranty	1,402	678
Deferred revenue, current	809	956
Income and other taxes payable	305	3,956
Rusnano payment derivative	—	389
Other accrued expenses	10,544	5,992
	$44,743	$30,625

Warranty Accrual

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Beginning balance	$528	$669	$678	$1,175
Warranty accruals	1,047	126	1,019	25
Settlements	(173)	(110)	(295)	(515)
Ending balance	$1,402	$685	$1,402	$685

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Pension and other employee-related	$5,535	$5,045
Deferred rent	2,856	1,509
Deferred revenue	916	136
Government grant	743	1,048
Rusnano payment derivative	389	—
Deferred income tax liabilities	64	46
Asset retirement obligations and other	4,456	1,155
	$14,959	$8,939

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7. Restructuring

During the six months ended June 30, 2017, the Company initiated restructuring actions consisting primarily of workforce reductions in order to reduce its operating costs. During the three months ended September 30, 2017, the Company initiated further restructuring actions in order to focus on key growth initiatives and a lower break even revenue level through lower operating expenses and manufacturing costs. Actions included a reduction in force, facilities consolidation and certain asset-related adjustments. These actions are expected to reduce quarterly operating expenses and costs of goods sold by approximately $2.0 million and $0.6 million, respectively, when fully realized in the first quarter of 2018. The Company recorded $3.1 million and $4.1 million in restructuring charges within cost of goods sold and operating expenses in the three and nine months ended September 30, 2017, respectively. Additionally, the Company recorded a charge of $2.0 million to cost of goods sold in the three months ended September 30, 2017 for discontinued product inventory write-downs related the Company's decisions to end-of-life certain products. Restructuring activities for the nine months ended September 30, 2017 were as follows (in thousands):

	Employee Severance	Facilities Consolidation	Asset-Related	Total
Restructuring obligations December 31, 2016	$—	$—	$—	$—
Charges	1,790	1,930	394	4,114
Cash payments	(902)	—	—	(902)
Non-cash settlements and other	—	(149)	(323)	(472)
Restructuring obligations September 30, 2017	$888	$1,781	$71	$2,740
The current restructuring liability reported in Accrued and other current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2017 was $1.7 million. The non-current restructuring liability reported in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2017 was $1.0 million. The Company expects to incur additional costs of approximately $0.7 million in severance charges in connection with its restructuring activities in the three months ending December 31, 2017.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	September 30, 2017		December 31, 2016
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate

Note payable to financial institution	$17,000	4.06%	$—	—
Notes payable to suppliers	2,630	—	6,390
Short-term borrowing under Comerica Bank Credit Facility	—	—	23,800	3.37%
Total notes payable and short-term borrowing	$19,630		$30,190
Long-term debt, current and non-current:
Borrowing under Wells Fargo Credit Facility	$30,018	3.16%	$—
Mitsubishi Bank loans	17,168	1.44%	11,253	1.43%
Unaccreted discount and issuance costs within current portion of long-term debt	(103)		(108)
Unaccreted discount and issuance costs within long-term debt, net of current portion	(314)		(183)
Total long-term debt, net of unaccreted discount and issuance costs	$46,769		$10,962

Reported as:
Current portion of long-term debt	$5,740		$747
Long-term debt, net of current portion	41,029		10,215
Total long-term debt, net of unaccreted discount and issuance costs	$46,769		$10,962

Notes payable

The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of September 30, 2017, the Company’s subsidiary in China had two line of credit facilities with Pudong Bank:

•
Under the first line of credit facility, the Company can borrow up to RMB 120.0 million ($18.0 million) for short-term loans at varying interest rates, or up to approximately RMB 171.4 million ($25.8 million) for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expires in July 2019.

•
Under the second line of credit facility, which expires in July 2019, the Company can borrow up to RMB 30.0 million ($4.5 million) for short-term loans at varying interest rates, or up to approximately RMB 42.9 million ($6.4 million) for bank acceptance drafts (with a 30% compensating balance requirement).

A third line of credit facility with CITIC Bank in China expired during September 2017. In July 2017, the Company borrowed $17.0 million under this line which bears interest at LIBOR plus 2.55% and will mature on January 2, 2018.
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had an outstanding balance of $2.6 million and $6.4 million as of September 30, 2017 and December 31, 2016, respectively. In addition to the outstanding notes payable, three letters of credit totaling $1.6 million were issued to its suppliers in 2016 for equipment purchases delivered by December 2016. These letters of credit required a 30% compensating balance. As of December 31, 2016, the outstanding balance of these letters of credit was immaterial and was fully repaid as of September 30, 2017. The total amount available for short-term borrowings under these line of credit facilities as of September 30, 2017 was $21.6 million.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2017 and December 31, 2016, compensating balances relating to these bank acceptance drafts and letters of credit issued to suppliers and the Company’s subsidiaries totaled $0.8 million and $2.1 million, respectively. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.

Credit Facilities
The Company had a credit agreement, as amended, with Comerica Bank as lead bank in the U.S. (the “Comerica Bank Credit Facility”) with a borrowing capacity of up to $30.0 million. In January 2017, the Company amended the Comerica Bank Credit Facility to extend the maturity to April 30, 2017 and to remove the covenant related to EBITDA. In April 2017, the Company amended the Comerica Bank Credit Facility to extend the maturity date to July 31, 2017 and to add a financial covenant that required maintenance of a modified EBITDA. In June 2017, the Company amended the Comerica Bank Credit Facility to extend the maturity to August 31, 2017, to allow NeoPhotonics China to borrow up to $17.0 million, to limit the indebtedness under the facility to $20.0 million and to modify the EBITDA requirement. In August 2017, the Credit Facility was further amended to extend the maturity to September 30, 2017. As of December 31, 2016, the Company was in compliance with the covenants of the credit facility except for exceeding the capital expenditure limit as of December 31, 2016 for which a waiver was obtained subsequent to the year end.
Borrowings under the Comerica Bank Credit Facility bore interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. The base rate was the greater of (a) the effective prime rate, (b) the Federal Funds effective rate plus one percent, and (c) the daily adjusting LIBOR rate plus one percent. As of December 31, 2016, the rate on the LIBOR option was 3.37% and the outstanding balance was $23.8 million.
In September 2017 the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent for a lender group (the "Wells Fargo Credit Facility" or "Credit Facility"), and the amount outstanding under the Comerica Bank Credit Facility was paid in full.
The Wells Fargo Credit Facility provides for borrowings equal to the lower of (a) a maximum revolver amount of $50.0 million, or (b) an amount equal to 80% - 85% of eligible accounts receivable plus 100% of qualified cash balances up to $15.0 million, less certain discretionary adjustments ("Borrowing Base"). The maximum revolver amount may be increased by up to $25.0 million, subject to certain conditions. At closing, $50.0 million was available, of which $30.0 million was drawn. The Company used $20.0 million of this amount to pay the principal and interest due under the Comerica Bank Credit Facility, which has since been terminated.
The Credit Facility matures on June 30, 2022 and borrowings bear interest at an interest rate option of either (a) the LIBOR rate, plus an applicable margin ranging from 1.50% to 1.75% per annum, or (b) the prime lending rate, plus an applicable margin ranging from 0.50% to 0.75% per annum.  The Company is also required to pay a commitment fee equal to 0.25% of the unused portion of the Credit Facility.
The Credit Facility agreement ("Agreement") requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Company is required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million shall include unused borrowing capacity. The Agreement also restricts the Company's ability to dispose of assets, permit change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments and make certain restricted payments. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. The Company was in compliance with the covenants of this Credit Facility as of September 30, 2017. As of September 30, 2017, the outstanding balance under the Credit Facility was $30.0 million and the weighted average rate under the LIBOR option was 3.16%. The remaining borrowing capacity as of September 30, 2017 was $19.8 million, of which $5.0 million is required to be maintained as unused borrowing capacity.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Mitsubishi Bank loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500 million JPY ($4.4 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($8.9 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by the Company’s Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.4 million).

The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. Outstanding principal balance under the 2015 Mitsubishi Bank Loans and unamortized debt issuance costs were approximately 1.2 billion JPY (approximately $4.4 million for Term Loan A and $6.6 million for Term Loan B) and 46.9 million JPY (approximately $0.4 million), respectively, as of September 30, 2017. The Company was in compliance with the related covenants as of September 30, 2017 and December 31, 2016.

In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690 million JPY (approximately $6.1 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment acquired from the loan proceeds. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The loan is available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.1 million) under this loan was drawn as of September 30, 2017.

As of September 30, 2017, maturities of total long-term debt were as follows (in thousands):

2017 (remaining three months)	$222
2018	6,099
2019	1,911
2020	1,911
2021	1,911
Thereafter	35,132
$47,186

Note 9. Japan pension plan

The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan as of September 30, 2017 and December 31, 2016 was $4.7 million and $4.8 million, respectively, of which $0.1 million and $0.4 million, respectively, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Net periodic pension cost associated with this plan was immaterial in the three and nine months ended September 30, 2017 and 2016.

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
On January 2, 2013, the Company was served with a lawsuit, filed in Belgium by a distributor called Laser 2000 Beneluo SA (“Laser 2000”) claiming unpaid commissions. The distributor agreement was formally terminated as of January 3, 2012. The Company paid $492,000 to Laser 2000 as partial settlement of claims and to avoid penalties from the Belgian Court and submitted a legal brief to court on September 16, 2013. Laser 2000 filed a response on December 16, 2013 and the Company filed the final rebuttal brief on January 30, 2014. On March 23, 2015, the Belgian Court issued a ruling awarding Laser 2000 approximately one million euros in damages (approximately $1,100,000 at then-current exchange rates). The Company did not believe it would ultimately be liable for the full amount of damage and accrued $0.3 million in March 2015 for estimated probable net litigation expense relating to this matter.  The Company appealed this verdict and, in April 2017 settled this case and paid approximately $250,000.
On December 27, 2016 the Company was served with a lawsuit filed by Lestina International Ltd. (“Lestina”), in Santa Clara County, CA.  The lawsuit is regarding a dispute of approximately $3 million related to purchase orders for the Company’s Low Speed Transceiver Products that was soon thereafter sold by the Company to APAT OE in January 2017. The purchase orders in question were included in the asset sale and were assumed liabilities by the purchaser of the business. The Company is unable to predict with certainty the outcome of this matter, but is seeking to resolve the matter either through a court dismissal of the action or a resolution with the plaintiff and/or the purchaser of the Low Speed Transceiver Products’ assets. Discovery is currently in process. Because the purchase orders in question were an assumed liability of the Low Speed Transceiver Products’ assets that were transferred to the purchaser, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
APAT Arbitration
On June 16, 2017, APAT Optoelectronics Components Co., Ltd. filed an arbitration claim against NeoPhotonics (China) Co., Ltd. (the Company’s China subsidiary), claiming that approximately $1.5 million of the inventory that was sold to APAT OE by NeoChina in an Asset Purchase Agreement executed between the parties on December 14, 2016 was aged inventory and of no value. The arbitration was heard in the Shenzhen Court of International Arbitration on August 2, 2017.  On October 25, 2017, NeoPhotonics (China) Co., Ltd. was informed that it was successful in the defense of the dispute and was also successful in its counterclaim against APAT Optoelectronics Components Co., Ltd.  NeoPhotonics (China) Co. Ltd. was awarded approximately RMB700,000 (USD $100,000) in compensatory damages and attorney fees as well as having the approximately $1.5 million claim against it rejected in its entirety.

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
In November 2016 Oyster Communications, Inc. filed nine patent lawsuits against several defendants in the U.S. District Court for the Eastern District of Texas, including one against Cisco Systems, Inc. One defendant has successfully transferred their case to the U.S. District Court for the Northern District of California. Additional defendant requested venue changes are still pending. The Company was not named as a defendant in any of the lawsuits. In July 2017, however, Cisco notified the Company that it would be seeking indemnification from the Company for claims against Cisco arising from the lawsuits. The Company is investigating the matter but is currently unable to predict the outcome of this matter and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.
Leases
The Company leases various facilities under non-cancelable operating leases expiring through 2027. As of September 30, 2017, future minimum payments under these operating leases totaled approximately $32.4 million and future minimum sublease receipts were approximately $0.8 million. Rent expense was $1.3 million and $3.5 million in the three and nine months ended September 30, 2017, respectively,  and $0.6 million and $1.7 million in the three and nine months ended September 30, 2016 respectively.
On June 13, 2017, the Company entered into an office lease for approximately 39,000 square feet for the Company’s current headquarters in San Jose (the “Lease”) with a commencement date of June 1, 2017. The Company’s existing office lease for the facility was terminated and replaced by the new Lease. Upon commencement, the Lease had an initial term of one hundred and twenty-three (123) months, ending September 30, 2027, (the “Initial Term”) with a monthly rental rate of $41,388, escalating annually to a maximum monthly rental rate of approximately $72,525 in the last year of the Initial Term. Upon termination of the Lease, the Company anticipates a restoration cost of approximately $0.7 million.
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
The Rights Agreement as amended in 2015 (the “Amended Rights Agreement”) limits the maximum amount of penalties and/or exit fee (the “Rusnano Payment”) to be paid by the Company to $5.0 million in the aggregate and allows such payment to be reduced when certain milestones are met over time.  The Amended Rights Agreement also provides for an updated investment plan for the Company’s Russian subsidiaries that includes non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones through 2019. The Company fulfilled its investment commitment required by 2016 and had contributed over $21.0 million in cash and assets to its subsidiaries in Russia as of December 31, 2016. Therefore, no amounts of the Rusnano Payment were due as of December 31, 2016 or September 30, 2017.

As of September 30, 2017, the remaining Investment Commitment was approximately $9.0 million to be invested at any time on or before December 31, 2019. At any point between September 30, 2017 and December 31, 2019, the Company may elect to pay a $2.0 million exit fee to terminate any remaining obligations associated with the Investment Commitment.
.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In August 2016, the Company entered into a letter of agreement with Rusnano to agree to transfer a 10G SFP+ transceiver product line and incur expected costs of approximately $0.1 million, by July 30, 2017, which will not be counted toward the Company’s overall Investment Commitment. Since the asset sale of the Company’s Low Speed Transceiver Products was completed in January 2017, the Company may undertake such expense by spending such amount in another manner to be discussed and agreed between the parties.
Rusnano has non-transferable veto rights over the Company’s Russian subsidiaries’ annual budget during the investment period and must approve non-cash asset transfers to be made in satisfaction of the Investment Commitment.  The Company accounted for the Rusnano Payment as an embedded derivative instrument.  The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative are recorded in other income (expense), net. The estimated fair value of this derivative was $0.4 million as of each of September 30, 2017 and December 31, 2016. As of September 30, 2017, the derivative was reported within other noncurrent liabilities and as of December 31, 2016 the derivative was reported within accrued and other current liabilities on the Company’s condensed consolidated balance sheets. See Note 4.

Note 11. Stockholders’ equity

Common Stock

As of September 30, 2017, the Company had reserved 7,464,041 common stock for issuance under its equity incentive plans and 426,840 common stock shares for issuance under its employee stock purchase plan.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(8,235)	$(19)	$(147)	$(8,401)
Other comprehensive income, net of taxes of zero and reclassifications	6,090	17	—	6,107
Balance as of September 30, 2017	$(2,145)	$(2)	$(147)	$(2,294)

No material amounts were reclassified out of accumulated other comprehensive income during the three and nine months ended September 30, 2017 and 2016 for realized gains or losses on available-for-sale securities.

Accumulated Deficit
Approximately $8.7 million of the Company’s retained earnings within its total accumulated deficit as of December 31, 2016 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12. Stock-based compensation

The following table summarizes the stock-based compensation expense recognized in the three and nine months ended September 30, 2017 and 2016 (in thousands):

	September 30, 2017		September 30, 2016

	2017	2016	2017	2016
Cost of goods sold	$340	$297	$811	$1,605
Research and development	606	2,981	1,779	4,508
Sales and marketing	393	2,352	1,170	3,604
General and administrative	595	3,146	1,932	4,728
	$1,934	$8,776	$5,692	$14,445

Stock-based compensation expense in the three and nine months ended September 31, 2016 included a net amount of approximately $5.8 million associated with the accelerated vesting of stock options covering approximately 1.1 million shares of the Company’s common stock and stock appreciation units (“SAUs”) of approximately 0.2 million shares with a market-based vesting condition. In September 2016, the market-based condition of these stock options and SAUs was satisfied when the average closing price of the Company’s common stock over a period of 20 consecutive trading days was equal to or exceeded $15.00 per share and the recipients remained in continuous service with the Company.  Outstanding SAUs are re-measured each reporting period at fair value until settlement.

Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

Stock options	2017	2016	2017	2016
Weighted-average expected term (years)	6.0	5.9	6.0	5.8
Weighted-average volatility	65%	65%	65%	65%
Risk-free interest rate	2.02%	1.01%-1.15%	2.02%-2.08%	1.01%-1.76%
Expected dividends	—%	—%	—%	—%
Stock appreciation units
Weighted-average expected term (years)	2.2	2.6	2.3	2.8
Weighted-average volatility	71%	62%	71%	62%
Risk-free interest rate	1.03%-1.55%	0.45%-0.71%	0.51%-1.55%	0.45%-1.47%
Expected dividends	—%	—%	—%	—%
ESPP
Weighted-average expected term (years)	0	0	0.67	0.70
Weighted-average volatility	—%	—%	55%	70%
Risk-free interest rate	—%	—%	0.45%-0.91%	0.08%-0.39%
Expected dividends	—%	—%	—%	—%

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Stock Options and Restricted Stock Units (RSUs)

The following table summarizes the Company’s stock option and RSU activity during the nine months ended September 30, 2017:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2016	4,301,340	$5.18	2,089,473	$10.15
Granted	502,746	7.37	1,351,071	7.91
Exercised/Converted	(515,988)	3.80	(789,123)	9.40
Cancelled/Forfeited	(61,106)	8.71	(147,783)	10.50
Balance as of September 30, 2017	4,226,992	$5.56	2,503,638	$9.15

Stock appreciation units

SAUs are liability classified share-based awards. The Company did not grant any SAUs during the three and nine months ended September 30, 2017 or 2016. As of September 30, 2017 and December 31, 2016, there were 259,704 and 286,768 SAUs outstanding, respectively, and related SAU liabilities were $0.7 million and $2.0 million, respectively.

Employee Stock Purchase Plan (“ESPP”)
As of September 30, 2017, there was $0.1 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2017.

Note 13. Income taxes
The income tax (provision) benefit for income taxes in the periods presented is based upon the income (loss) before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Income tax (provision) benefit	1,195	(804)	1,813	(2,471)

The Company’s income tax (provision) benefit in the three and nine months ended September 30, 2017 and 2016 was primarily related to income taxes of the Company’s non-U.S. operations.

The Company conducts its business globally and its operating income is subject to varying rates of tax in the U.S., China and Japan. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region. Historically, the Company has experienced net losses in the U.S. and in the short term, expects this trend to continue. One of the Company’s subsidiaries in China historically qualified for a preferential 15% tax rate available for high technology enterprises as opposed to the statutory 25% tax rate. In June 2016, the State Administration of Taxation in China issued a notice to adjust the requirements for high technology enterprise status. As a result, the Company’s China subsidiary did not meet the requirements for the tax year 2016. Therefore, the Company computed its China subsidiary’s tax provision (benefit) for 2016 and the three and nine months ended September 30, 2017 based on the 25% regular corporate income tax rate.

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
As of September 30, 2017, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2017 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.
This Quarterly Report on Form 10-Q for the period ended September 30, 2017 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2017 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.
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
Business overview

We develop, manufacture and sell optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks. Our products address the highest speed over distance applications and are designed for 100G and beyond data rates, such as at 200G, 400G, 600G and, in the near future, 1.2 Terabits, for telecom and datacenter, or content provider, networks. We sell our products to the world’s leading network equipment manufacturers, including Ciena Corporation ("Ciena"), Cisco Systems, Inc., Fiberhome Technologies, Ltd. ("Fiberhome"), HiSilicon Technologies, Ltd., an affiliate of Huawei Technologies, Co., Ltd. and Huawei Technologies Co., Ltd. (collectively “Huawei”) and Nokia (formerly Alcatel-Lucent, which was acquired by Nokia in January 2016). These companies are among our largest customers.

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

Our High Speed Products for data rates of 100G and beyond use our Advanced Hybrid Photonic Integration technology. These products using our advanced technology are the core focus of our strategy, and we believe that they are an important competitive differentiator. Our strategic focus on high speed components and coherent solutions recognizes the explosion of optics in the converged edge network applications. We align our product group reporting to “High Speed Products” which includes products designed for 100G and beyond applications and “Network Products and Solutions,” which comprises all products designed for applications below 100G.

The current market situation for 100G and above product deployments in China materially affected our results beginning in the first quarter in 2017. Demand from our China-based customers was very strong in 2016 with our customers at that time providing optimistic forecasts for 2017 in anticipation of new tenders for provincial and metro 100G system deployments from the leading Chinese telecom carriers. However, tender awards from the China telecom carriers have been slower than expected, through the third quarter of 2017, causing demand for our products by our customers to drop significantly starting in the first quarter of 2017. We believe one or more of our leading customers in China had accumulated significant inventory prior to the quarter ended March 31, 2017. We also believe they and other customers rapidly moved to adjust their inventory by reducing their purchases of our products, beginning in the first quarter of 2017 to align with the slowing market demand and their own production levels.

This softness in the China market has continued into the third quarter of 2017. We believe the market continues to face issues both of the timing of provincial deployments and of inventory management at certain customers. The transition in China from national backbone deployments to provincial backbone and metro deployments reduces our and our customers’ visibility into the timing and volumes of tender awards, as the provincial offices of the China telecom carriers are somewhat independent of their national headquarters and each other. Our near term revenue growth in China may continue to be restricted by reduced demand and inventory overhang, both directly with our China based customers and through the impact on some of our non-China customers who also sell to customers in China.

In September 2017, China Mobile Communications Corporation awarded tenders for new provincial deployments to Huawei, ZTE Corporation and Fiberhome. This was followed in October by the issue of tenders by China United Network Communications Group Co., Ltd., or China Unicom, and we anticipate tenders from China Telecommunications Corp, or China Telecom. While the timing is still uncertain, it is our expectation that these recent tender awards as well as new tender awards should create a more normalized demand environment in 2018.

These market developments in China have adversely affected our revenues, operating results and financial condition in 2017, as further addressed below.
In December 2016, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with APAT Optoelectronics Components Co., Ltd. (the “Purchaser”) for the sale of certain assets of our access and low speed transceiver product lines (the “Low Speed Transceiver Products”) which was completed in January 2017. All of these products were part of our Network Products and Solutions group and included the low speed passive optical network ("PON") products for which the end-of-life plan was announced in mid-2016. In 2016, the Low Speed Transceiver Products generated approximately 15% of our total revenue.
The asset sale consisted of approximately $25.0 million in cash consideration plus approximately $1.4 million post-closing transition services under a transition services agreement with the Purchaser. After closing, the consideration was reduced by $3.4 million for inventory adjustments to approximately $21.6 million and is subject to other adjustments of up to $10.0 million for any potential indemnification claims for which we recorded a reserve of $6.7 million as of March 31, 2017. We recognized a $2.0 million gain on asset sale in the three months ended March 31, 2017. As of September 30, 2017, we maintained the reserve of $7.0 million for any potential indemnification claims for which the warranty period expired on June 30, 2017, with no additional adjustment to the gain on asset sale.
In the three months ended September 30, 2017, High Speed Products represented approximately 84% of total revenue and Network Products and Solutions represented approximately 16% of total revenue.  In the three months ended September 30, 2016, High Speed Products were 67% of total revenue and Network Products and Solutions represented approximately 33% of total revenue, which included Low Speed Transceiver Products that were subsequently sold.
Revenue was $71.1 million in the three months ended September 30, 2017, compared to $103.3 million in the same period in 2016 primarily due to a reduction in demand in the China market as described above and the sale of our Low Speed Transceiver Products’ assets in January 2017. Our gross profit was 14.8% of revenue in the three months ended September 30, 2017, compared to 26.6% of revenue in the three months ended September 30, 2016, primarily attributable to inventory write-downs and reserves for non-cancelable purchase orders associated with discontinued projects and products, under-utilization attributable to lower volumes in our manufacturing plants and higher warranty reserves.
In September 2017, we initiated certain restructuring actions to improve near-term profitability while focusing our investment and developments on key growth opportunities within and between datacenters, front and backhaul for 5G, traditional metro and long haul telecommunications, plus emerging cable TV and edge network applications. The costs to implement these actions are expected to be approximately $3.8 million, with $1.9 million for facilities consolidation, $1.5 million for severance charges and $0.4 million for asset write-downs. We incurred $3.1 million of these costs in the third quarter with the remainder to be incurred in the fourth quarter. Additionally, we recorded a charge of $2.0 million to cost of goods sold in the three months ended September 30, 2017 for discontinued product inventory write-downs related to our decisions to end-of-life certain products.

For coherent transport from DCI through long-haul, we are a vertically integrated designer and manufacturer of the highest speed optical components which we sell to the merchant market and incorporate into our own module level products. For applications inside the datacenter, we are focused on supplying the highest value laser and optical IC solutions to the merchant market. As disaggregation of optical equipment continues to gain momentum, we believe that high performance merchant components capability will be an increasingly important differentiator.
In line with this focus, we have recently introduced a number of new products. For Coherent Transport our 64 Gbaud Coherent Receivers and our Ultra-narrow Linewidth Tunable Lasers are currently shipping into applications that put 400 Gbps on a single wavelength, for both 400G ZR DCI and 400G MR metro networks. These products and our new 64 Gbaud Micro-Modulator, which is being sampled to major customers, have been designed into applications that will put 600 Gbps on a single wavelength and 1.2 Tbps in a single transponder using two wavelengths. We have continued to advance our DCO product offering, which uses our standard 32 Gbaud components in a CFP form factor, and are in the final stages of qualification with several customers. For applications inside the datacenter we now serve both the short reach and long reach segments by supplying lasers and optical ICs. For short reach Silicon Photonics based 100G transceivers, we supply the lasers or light sources that generate the signals that are then modulated using Silicon Photonics. For longer reaches and higher speeds inside the datacenter we produce electro-absorbtively modulated lasers (EMLs) which combine the laser and an Indium Phosphide modulator on a single chip for higher performance. We have recently introduced a low power 28 Gbaud EML with an integrated driver, and, for even higher speeds, we have announced 56 Gbaud EMLs with integrated drivers, designed for use in single wavelength 100G and 4x100 PAM4 configurations.
Critical accounting policies and estimates
Other than the policy changes disclosed in Note 1 in Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Report, there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2017 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We sell substantially all of our products to original equipment manufacturers ("OEMs"). Revenue is recognized when the product is shipped and title has transferred to the buyer. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Historically, our first quarter revenue is generally seasonally lower than the rest of the year primarily due to lower capacity utilization during the holidays in China and customer pricing schedules. However, this historical pattern should not be considered a reliable indicator of our future revenue or financial performance. Our sales transactions to customers are denominated primarily in U.S. dollars, with some portions in Chinese Renminbi (“RMB”) or Japanese Yen (“JPY”).

	Three Months Ended September 30,				Nine Months Ended September 30,

(in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Total revenue	$71,121	$103,312	$(32,191)	(31)%	$216,023	$301,586	$(85,563)	(28)%

We generate most of our revenue from a limited number of customers. Huawei has consistently been our largest customer, which was again the case in the three months ended September 30, 2017, as it accounted for approximately 39% of our revenue. Ciena and Fiberhome accounted for an additional 14% and 11%, respectively, of our third quarter 2017 revenue.

In addition to Huawei, we have several large customers which may or may not exceed 10% of revenue in any given quarter. After Huawei, our next four largest customers accounted for an additional 40% and 31% of our revenue in the three months ended September 30, 2017 and 2016, respectively, and an additional 37% and 30% of our revenue in the nine months ended September 30, 2017 and 2016, respectively.

We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. As of September 30, 2017, two customers accounted for 45% and 10% of total accounts receivable and as of December 31, 2016, three customers accounted for 42%, 12% and 12% of total accounts receivable.
As previously discussed, demand from our China based customers was very strong in 2016 with optimistic forecasts for 2017.  However, tender awards from the China telecom carriers have been slower than expected through 2017, leading to lower revenue in the 2017 periods.
Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016

Revenue decreased $32.2 million, or 31%, in the three months ended September 30, 2017, compared to the same period in 2016, primarily due to a reduction in demand from China-based customers as described in "Business Overview" above and lower revenue that resulted from the sale of assets related to our Low Speed Transceiver Products in January 2017.  Revenue generated by Low Speed Transceiver Products was zero in three months ended September 30, 2017, compared to $13.1 million in the same 2016 period. In the three months ended September 30, 2017, High Speed Products represented approximately 84% of total revenue, compared to 67% of total revenue in the same period in 2016 while Network Products and Solutions represented approximately 16% of total revenue in the three months ended September 30, 2017, compared to approximately 33% of total revenue in the same period a year ago, which included revenue from Low Speed Transceiver Products. In the three months ended September 30, 2017, revenue from China, United States, Japan and rest of the world was 57%, 17%, 1%  and 25% of total revenue, respectively, compared to 61%, 19%, 1% and 19% of total revenue, respectively, in the same period in 2016.
Nine Months Ended September 30, 2017 Compared With Nine Months Ended September 30, 2016

Revenue decreased $85.6 million, or 28% in the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to a reduction in demand from China-based customers as described in "Business Overview" above and lower revenue that resulted from the sale of assets related to our Low Speed Transceiver Products in January 2017. Revenue generated by Low Speed Transceiver Products before the asset sale was $1.5 million in the nine months ended September 30, 2017, compared to $50.8 million in the same 2016 period. In the nine months ended September 30, 2017, High Speed Products represented approximately 82% of total revenue, compared to 66% of total revenue in the same period in 2016 while Network Products and Solutions represented approximately 18% of total revenue in the nine months ended September 30, 2017, compared to approximately 34% of total revenue in the same period a year ago, which included Low Speed Transceiver Products. In the nine months ended September 30, 2017, revenue from China, United States, Japan and rest of the world was 54%, 15%, 3% and 27% of total revenue, respectively, compared to 61%, 14%, 4% and 21% of total revenue respectively, in the same period in 2016.

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
As a manufacturing company, our margins are sensitive to changes in volume and factory utilization, and the softer demand in the China market led to lower production volume and factory utilization which contributed to the decrease in our gross profit in the three and nine months ended September 30, 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,

(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of goods sold	60,608	75,863	$(15,255)	(20)%	170,230	215,486	$(45,256)	(21)%
Gross profit	10,513	27,449	$(16,936)	(62)%	45,793	86,100	(40,307)	(47)%

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Gross profit as a % of revenue	15%	27%	21%	29%
Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016
Gross profit decreased $17 million, or 62%, to $11 million in the three months ended September 30, 2017, compared to $27 million in the same period in 2016. Gross margin decreased by approximately 12 percentage points to 15% in the three months ended September 30, 2017, compared to the same period in 2016. Approximately 4 percentage points of the decline in gross margin was driven by under-utilization attributable to lower volumes in our manufacturing plants, approximately 7 percentage points of the decline was due to inventory write-downs and reserves for non-cancelable purchase orders associated with excess inventory related to the demand reductions from China based customers and higher warranty reserves related to a quality rework requirement. Approximately 3 percentage points of the decline in gross margin was driven by restructuring costs and discontinued product inventory write-downs related to our decisions to end-of-life certain products. These declines were somewhat offset by an approximately 2 percentage point improvement in product margins attributable to the sale of the low speed transceiver product assets in January 2017.
Nine Months Ended September 30, 2017 Compared With Nine Months Ended September 30, 2016
Gross profit decreased by $40 million, or 47% to $46 million in the nine months ended September 30, 2017, compared to $86 million in the same period in 2016. Gross margin decreased by approximately eight percentage points to 21% in the nine months ended September 30, 2017, compared to the same period in 2016. Approximately 6 percentage points of the decline in gross margin was driven by under-utilization attributable to lower volumes in our manufacturing plants, approximately 3 percentage points of the decline was due to inventory write-downs and reserves for non-cancelable purchase orders associated with excess inventory related to the demand reductions from China based customers and higher warranty reserves related to a quality rework requirement. Approximately 1 percentage point of the decline was driven by restructuring costs and discontinued product inventory write-downs related to our decisions to end-of life certain products, net of higher intangible amortization and stock-based compensation charges in 2016. These declines were partially offset by an approximately 2 percentage point improvement in product margins attributable to the sale of the low speed transceiver product assets in January 2017.
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

	Three Months Ended September 30,				Nine Months Ended September 30,

(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$14,662	$17,474	$(2,812)	(16)%	$44,412	$42,206	$2,206	5%
Sales and marketing	4,071	5,936	(1,865)	(31)%	12,913	13,674	(761)	(6)%
General and administrative	7,637	9,822	(2,185)	(22)%	26,792	26,747	45	—%
Amortization of purchased intangible assets	119	462	(343)	(74)%	355	1,375	(1,020)	(74)%
Acquisition and asset sale related costs	78	148	(70)	(47)%	229	923	(694)	(75)%
Restructuring charges	2,829	—	2,829	—%	3,550	—	3,550	—%
Gain on asset sale	—	—	—	—%	(2,000)	—	(2,000)	—%
Total operating expenses	$29,396	$33,842	$(4,446)	(13)%	$86,251	$84,925	$1,326	2%

Research and development
Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.
Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016
Research and development expense decreased by $2.8 million, or 16%, in the three months ended September 30, 2017, compared to the same period in 2016. The decrease was primarily due to a $2.5 million decrease in stock-based compensation expense compared to the 2016 period, which included higher stock-based compensation relating to a higher market price of our stock and the accelerated vesting of our market-based stock awards. Additional changes included a $0.9 million decrease in outside development services, and a $0.6 million decrease in development project costs, partially offset by a $0.8 million increase in salaries and related expenses and a $0.7 million increase in net allocated expenses, including facilities and equipment costs.
Nine Months Ended September 30, 2017 Compared With Nine Months Ended September 30, 2016
Research and development expense increased by $2.2 million, or 5%, in the nine months ended September 30, 2017, compared to the same period in 2016. The increase was primarily due to a $2.2 million increase in salaries and related expenses, a $1.6 million increase in net allocated expenses, a $0.8 million increase in development project costs, a $0.6 million increase in depreciation expense and a $0.3 million increase in outside development services. These increases were partially offset by a $2.8 million decrease in stock-based compensation expense compared to the 2016 period, which included higher stock-based compensation relating to a higher market price of our stock and the accelerated vesting of our market-based stock awards, and a $0.7 million decrease in variable compensation.
Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.
Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016
Sales and marketing expense decreased by $1.9 million, or 31%, in the three months ended September 30, 2017, compared to the same period in 2016 primarily due to a $2.0 million decrease in stock-based compensation expense compared to the 2016 period, which included higher stock-based compensation relating to a higher market price of our stock and the accelerated vesting of our market-based stock awards.

Nine Months Ended September 30, 2017 Compared With Nine Months Ended September 30, 2016
Sales and marketing expense decreased by $0.8 million, or 6%, in the nine months ended September 30, 2017, compared to the same period in 2016. The decrease was primarily due to a $2.4 million decrease in stock-based compensation expense compared to the 2016 period, which included higher stock-based compensation relating to a higher market price of our stock and the accelerated vesting of our market-based stock awards, and a $0.7 decrease in commissions and other variable compensation. These decreases were partially offset by a $1.2 million increase in allocated personnel costs, a $0.4 million reversal of bad debt expense in the 2016 period due to collection and a $0.4 million increase in product promotion costs.
General and administrative
General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance,  human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.
Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016
General and administrative expense decreased by $2.2 million, or 22%, in the three months ended September 30, 2017, compared to the same period in 2016. The decrease was primarily due to a $2.6 million decrease in stock-based compensation expense compared to the 2016 period, which included higher stock-based compensation relating to a higher market price of our stock and the accelerated vesting of our market-based stock awards. Other changes included a $0.4 million decrease is payroll and related costs and a $0.4 million decrease in facilities-related costs, partially offset by a $0.5 million increase in sales and property taxes and a $0.2 million increase related to a lower benefit from government grants in the 2017 period.
Nine Months Ended September 30, 2017 Compared With Nine Months Ended September 30, 2016
General and administrative expense was flat in the nine months ended September 30, 2017, compared to the same period in 2016. Increases included a $1.7 million increase in audit and accounting related fees, a $1.2 million increase in professional and legal expenses and a $0.5 million increase in facilities-related costs. These increases were offset by a $3.7 million decrease in stock-based compensation expense compared to the 2016 period, which included higher stock-based compensation relating to a higher market price of our stock and the accelerated vesting of our market-based stock awards.
Amortization of purchased intangible assets
Our intangible assets are being amortized over their estimated useful lives.  Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships and other agreements are recorded within operating expenses. Amortization of purchased intangibles included in operating expenses decreased in the three and nine months ended September 30, 2017, compared to the same period in 2016 primarily due to certain intangible assets being fully amortized in 2016.
Acquisition and asset sale related transaction costs
We incurred $0.2 million in acquisition and asset sale related costs primarily related to legal, accounting and other professional services in the nine months ended September 30, 2017 and $0.1 million in the three months ended September 30, 2017. There was $0.1 million and $0.9 million in the three and nine months ended September 30, 2016, respectively, in acquisition-related costs for legal, accounting and other professional services.
Restructuring charges
During the three months ended September 30, 2017, we initiated restructuring actions in order to focus on key growth initiatives and a lower break even revenue level. Actions to lower operating expenses and manufacturing costs included a reduction in force, facilities consolidation and certain asset-related adjustments. Restructuring charges in the three months ended September 30, 2017 were $3.1 million, of which $2.8 million was included in operating expenses and the remainder in cost of goods sold. Restructuring charges in the nine months ended September 30, 2017 were $4.1 million, of which $3.6 million was included in operating expenses and the remainder in cost of goods sold. Restructuring charges in the first six months of 2017 included a reduction in force during the first six months of the year related to the sale of our Low Speed Transceiver Product assets and our lower market outlook for China.

Gain on Asset Sale
In the nine months ended September 30, 2017, we recognized a $2.0 million gain associated with the sale of our Low Speed Transceiver Products’ assets. See Note 5 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.
Interest and other income (expense), net
Interest income consists of income earned on our cash, cash equivalents and short-term investments, as well as restricted cash. Interest expense consists of amounts paid for interest on our bank and other borrowings. Other income (expense), net is primarily made up of government subsidies as well as foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and of our subsidiary in Japan is the JPY.  The foreign currency transaction gains and losses of our subsidiaries in China and Japan primarily result from transactions in U.S. dollars.

	Three Months Ended September 30,				Nine Months Ended September 30,

(in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Interest income	37	95	$(58)	(61)%	141	227	$(86)	(38)%
Interest expense	(495)	(103)	$(392)	381%	(743)	(304)	$(439)	144%
Other income (expense), net	(41)	18	$(59)	(328)%	197	(828)	$1,025	(124)%
Total	(499)	10	$(509)	(5,090)%	(405)	(905)	$500	(55)%

Total interest income and other income (expense), net increased by $0.9 million in the nine months ended September 30, 2017, compared to the same periods in 2016 due primarily to favorable foreign currency exchange rates. Interest expense increased by $0.4 million in the three and nine months ended September 30, 2017, primarily due to an increase in outstanding borrowings during the quarter.
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

	Three Months Ended September 30,				Nine Months Ended September 30,

(in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Income tax (provision) benefit	1,195	(804)	$1,999	(249)%	1,813	(2,471)	$4,284	(173)%

Our income tax (provision) benefit in the three months ended September 30, 2017 and 2016 was primarily related to income taxes of our non-U.S. operations. In June 2016, the State Administration of Taxation in China issued a notice to adjust the requirements for high technology enterprise status. As a result, one of our China subsidiaries which had historically qualified for a preferential 15% tax rate available for high technology enterprises changed to the statutory 25% tax rate for the tax year 2016. Therefore, since September 2016, we have computed our China subsidiary’s tax (provision) benefit based on a 25% regular corporate income tax rate.
Liquidity and capital resources
As of September 30, 2017, we had working capital of $118.2 million, including total cash, cash equivalents, short-term investments and restricted cash of $73.7 million. Approximately 22% of our total cash, cash equivalents, short-term investments and restricted cash were held by our foreign entities, including approximately $14.1 million in accounts held by our subsidiaries in China, of which $2.9 million was in restricted cash, and approximately $1.8 million in accounts held by our subsidiary in Japan. Cash, cash equivalents, investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.

Approximately $8.7 million of our retained earnings within our total accumulated deficit as of December 31, 2016 was subject to restrictions due to the fact that our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves as well as allocate a discretionary portion of their after-tax profits to their staff welfare and bonus fund. This restricted amount is not distributable as cash dividends except in the event of liquidation.
In January 2017, we completed the sale of certain Low Speed Transceiver Products’ assets for an approximately $25.0 million consideration plus an approximately $1.4 million post-closing transition services fees. The consideration was reduced by $3.4 million for inventory adjustment after closing to approximately $21.6 million, which was subject to other adjustments of up to $10.0 million for any potential claims. See Note 5 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.
In September 2017 we entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent for a lender group (the "Wells Fargo Credit Facility" or "Credit Facility"), and the $20 million amount outstanding under our Comerica Bank Credit Facility, which has since been terminated, was paid in full.
The Wells Fargo Credit Facility provides for borrowings equal to the lower of (a) a maximum revolver amount of $50.0 million, or (b) an amount equal to 80% - 85% of eligible accounts receivable plus 100% of qualified cash balances up to $15.0 million, less certain discretionary adjustments ("Borrowing Base"). The maximum revolver amount may be increased by up to $25.0 million, subject to certain conditions. At closing, $50.0 million was available, of which $30.0 million was drawn. We used $20.0 million of this amount to pay the principal and interest due under the Comerica Bank Credit Facility.
The Credit Facility matures on June 30, 2022 and borrowings bear interest at an interest rate option of either (a) the LIBOR rate, plus an applicable margin ranging from 1.50% to 1.75% per annum, or (b) the prime lending rate, plus an applicable margin ranging from 0.50% to 0.75% per annum.  We are also required to pay a commitment fee equal to 0.25% of the unused portion of the Credit Facility.
The Credit Facility agreement requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Borrowing Base calculation contains a customary provision that gives the lender the ability to reduce the Borrowing Base by reserves that are subjectively determinable, which is considered a subjective acceleration clause. We are required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million must be unused borrowing capacity. Borrowings under the Credit Facility are collateralized by substantially all of our assets. We were in compliance with the covenants of this Credit Facility as of September 30, 2017. As of September 30, 2017, the outstanding balance under the Credit Facility was $30.0 million and the weighted average rate under the LIBOR option was 3.16%. The remaining borrowing capacity was $19.8 million of which $5.0 million is required to be maintained as unused borrowing capacity.
We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of September 30, 2017, our subsidiary in China had two line of credit facilities with banking institutions. The total amount available for short-term borrowings under these line of credit facilities as of September 30, 2017 was $21.6 million. A third line of credit facility in China expired during September 2017. In July 2017, we borrowed $17.0 million under this line which bears interest at LIBOR plus 2.55% and will mature on January 2, 2018.
As of September 30, 2017 and December 31, 2016, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $2.6 million and $6.4 million, respectively. Compensating balances relating to these credit facilities totaled $0.8 million and $2.1 million, respectively, as of September 30, 2017 and December 31, 2016. Compensating balances are classified as restricted cash on our condensed consolidated balance sheets. See Note 3 and Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report. We also held approximately $2.0 million in restricted cash as potential compensation for any breach of closing provisions under the asset purchase agreement for the asset sale closed in January 2017.
As of September 30, 2017, we had three loan arrangements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (collectively the “Mitsubishi Bank Term Loans”). One of Mitsubishi Bank Term Loans requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date while the other requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on these loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by real estate collateral. The third term loan of 690 million JPY (approximately $6.2 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan is available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.1 million) under this loan was drawn as of September 30, 2017. As of September 30, 2017, our total outstanding principal balance under the Mitsubishi Bank Term Loans was 1.9 billion JPY (approximately 17.1 million). See Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months.  Historically, we have collected on the notes receivable in full at the time of maturity.
In the first nine months of 2017, we generated operating losses of $40.5 million and negative cash flows from operations of $41.2 million. We had an accumulated deficit of $337.7 million as of September 30, 2017. Our operating results and cash flows during this period have been negatively affected by reduced demand in China stemming from delayed provincial deployments and a buildup of inventory at one or more of our leading customers, the impact of which is expected to continue into early 2018. In response, we have implemented restructuring plans in May and September 2017 that included a reduction in force and consolidation of facilities, which are expected to reduce quarterly expenses by approximately $2.6 million when fully realized in the first quarter of 2018. We have also reduced or delayed certain product development projects and capital expenditures, aggressively pursued collections and continued to closely manage production and inventory levels.
As noted above, in September 2017, we entered into a revolving line of credit agreement with Wells Fargo, which provides for borrowings under an accounts receivable based formula up to a maximum of $50.0 million. We also have approximately $21.6 million available for short-term borrowings under two line of credit agreements in China that expire in July 2019. A third, $39.2 million line of credit agreement with CITIC Bank in China expired in September 2017 and we are currently discussing a potential renewal of the line with the bank. As of September 30, 2017, $17.0 million is due to CITIC Bank, which matures on January 2, 2018. If we are not successful in renewing the CITIC bank line, our intention is to repay the $17.0 million using the amount available under our other lines of credit in China. Additionally, the Company has $5.7 million of current portion of long-term debt as of September 30, 2017, which it plans to pay out of its existing available cash.
We currently believe we will have sufficient resources to fund our currently planned operations and expenditures over the next twelve months without additional financing or other actions.  In addition, there are a number of ongoing and potential actions that may further strengthen our projected cash and projected financial position.
We operate in an industry that makes our prospects difficult to evaluate with certainty. Future declines in China market demand or other changes to our forecasts could adversely affect our results of operations, financial position and cash flows.   As a result, we may need to raise additional debt or equity capital to fund our operations.  Any additional debt arrangements may likely require regular interest or principal payments which could adversely affect our operations. There can be no assurance that additional debt or equity capital will be available on acceptable terms, or at all.  The accompanying unaudited condensed financial statements do not include any adjustments that may result from the outcome of these uncertainties.
Rusnano Rights Agreement
Under our amended rights agreement, dated June 30, 2015, with Rusnano, one of our principal stockholders, we agreed to make a $30.0 million investment commitment (the “Investment Commitment”) toward our Russian operations. The Investment Commitment can be partially satisfied by cash and/or non-cash investment inside or outside of Russia. Our $21.0 million investment milestone for 2016 was met as of December 31, 2016. If certain of the Investment Commitments are not achieved in the indicated time frames through 2019, we have the ability to exit our Russian operations by paying an exit fee of up to $2.0 million at that time. See Note 10 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended September 30,

(in thousands)	2017	2016
Net cash (used in) provided by operating activities	$(41,211)	$26,717
Net cash used in investing activities	(10,087)	(35,217)
Net cash provided by financing activities	26,300	3,481
Effect of exchange rates on cash and cash equivalents	1,026	556
Net decrease in cash and cash equivalents	$(23,972)	$(4,463)

Operating activities
Net cash used in operating activities was $41.2 million in the nine months ended September 30, 2017, compared to $26.7 million provided by operating activities in the same 2016 period. The decrease was primarily attributable to a $41.0 million decrease in cash flows related to a buildup in inventories in the first half of 2017, a $35.1 million decrease in cash flows related to net loss and non-cash adjustments, a $22.0 million decrease in cash flows related to accounts payable due to lower spending and an $8.5 million decrease in cash flows from prepaid expenses and other assets primarily due to a receivable from the transition service agreement (TSA) with APAT OE. The decreases are partially offset by a $25.9 million increase in cash flows from accounts receivable primarily driven by lower revenue and strong collections and a $12.9 million increase in cash flows from accrued and other liabilities primarily relating to the TSA with APAT OE payable in the current year.
Investing activities
Net cash used by investing activities was $10.1 million in the nine months ended September 30, 2017, compared to $35.2 million used in the same 2016 period. Cash from investing activities increased primarily due to a $21.7 million increase due to proceeds from the sale of Low Speed Transceiver Products’ assets in January 2017, an $11.9 million increase due to lower net purchases of marketable securities, partially offset by an $11.5 million decrease due to higher property, plant and equipment purchases, primarily due to leasehold improvements related to our new San Jose, California facility.
Financing activities
Net cash provided by financing activities was $26.3 million in the nine months ended September 30, 2017, compared to $3.5 million provided by financing activities in the same 2016 period. The increase in cash flows from financing activities was due primarily to $30.0 million in new borrowing under our Wells Fargo Credit Facility ($10.0 million net of repayment of $20.0 million owed under the Comerica Bank Credit Facility), and $17.0 million from a note payable to a bank in China.

Contractual obligations and commitments
As of September 30, 2017, our principal commitments consisted of obligations under operating leases, purchase commitments, debt and other contractual obligations. The following table presents additional contractual obligations and update the amounts disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (in thousands). See Note 8 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Note payable to financial institution	$17,000	$17,000	—	—	—
Borrowing under Wells Fargo Credit Facility	30,018	—	—	30,018	—
Expected interest payments (1)	4,966	580	2,885	1,501	—
Total	$51,984	$17,580	$2,885	$31,519	$—
(1) Expected interest payments were calculated using interest rates as of September 30, 2017.

Off-balance sheet arrangements

As of September 30, 2017, we did not have any significant off-balance sheet arrangements.
Recent accounting pronouncements
See Note 1 “Basis of presentation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
In the Evaluation of Disclosure Controls and Procedures included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of the material weakness described above.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
While these steps have helped address some of the root causes of the material weakness noted above, they have not fully remediated the material weaknesses that existed as of December 31, 2016. We are in the process of conducting additional training to remediate the material weakness.
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
We have generated most of our revenue from a limited number of customers. In the nine months ended September 30, 2017, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (collectively “Huawei”), and Ciena Corporation accounted for approximately 39% and 16% of our revenue, respectively, and our top ten customers represented 90% of our revenue. In the year ended December 31, 2016, Huawei Technologies, together with its affiliate HiSilicon (or collectively, Huawei), and Ciena Corporation accounted for approximately 49% and 16% of our revenue, respectively, and our top ten customers represented 91% of our revenue. In the year ended December 31, 2015, Huawei and Ciena accounted for approximately 44% and 21% of our revenue, respectively, and our top ten customers represented 91% of our revenue. The loss of, or a significant reduction in orders from these major customers or any of our other key customers would materially and adversely affect our revenue and results of operations.
*We are subject to risks and uncertainties related to our revenue growth outlook in China.
Fiber optics telecommunication growth in China is an important contributor to our success. We expect a major portion of our revenue to come from China infrastructure spending in wireline and wireless networks, notably from the three largest China telecom carriers, China Mobile Communications Corporation, China Telecommunications Corporation and China United Network Communications Group Co., Ltd. In part, this infrastructure spending originates from the publicly announced China Broadband 2020 and related initiatives. Tender awards from the China telecom carriers and spending under these initiatives have been slower in 2017 than anticipated, which has adversely affected our financial condition and results of operations in 2017. If the anticipated Chinese spending and carrier tender awards do not materialize as anticipated, or if there are further unanticipated and/or prolonged delays in the Chinese initiative, our business, financial condition, results of operations and prospects would be further adversely affected.

*We have had a history of losses which may recur in the future.
We have had a history of losses and we may incur additional losses in future periods. As of December 31, 2016, our accumulated deficit was $298.7 million and we incurred a net loss of $39.1 million in the nine months ended September 30, 2017. We also expect to continue to make significant expenditures related to the ongoing operation and development of our business. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations.
*We may need to raise additional capital and/or extend or replace our current credit facilities in order to maintain our currently-planned operations, and we may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders
We believe that our existing cash and cash equivalents, and cash flows from our operating activities and funds available under our credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, in our Note 1 of Notes to Condensed Financial Statements in Item 1 of Part I of this report, we have disclosed our conclusions under ASU 2014-15, “Presentation of Financial Statements - Going Concern” that, if revenue is lower than our current forecasts, we may need to implement certain contingency plans to maintain our ability to continue as a going concern. Although we believe it is probable that we will be able to complete these plans, it is possible that we may not be successful in completing these plans and/or we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs and continue as a going concern.
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
We make planning and spending decisions based on our estimates of customer requirements. The short-term nature of commitments by many of our customers, and the possibility of unexpected changes in demand for their products, reduce our ability to accurately estimate future customer requirements. In 2016, we incurred substantial capital expenditures to increase manufacturing capacity in response to strong customer demand in 2016 (particularly in China) and in expectation of continued strong demand in 2017. However, tender awards from the China telecom carriers and spending under the China Broadband 2020 and related initiatives has been slower in 2017 than anticipated, which resulted in decreased customer demand and underutilization of certain of our manufacturing operations. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand due to market downturns or other reasons would have a material adverse effect on our operating results, as occurred in 2017.

On the other hand, on occasion, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, necessitate higher or more restrictive procurement commitments, increase our manufacturing yield loss and scrapping of excess materials, result in delayed shipments and/or reduce our gross margins. We may not have sufficient capacity at any given time to meet the volume demands of our customers, and we may have difficulty expanding our manufacturing operations on a timely basis to meet increasing customer demand. Additionally, one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Any inability to meet customer demands for rapid increases in production in the future could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our products are typically sold pursuant to individual purchase orders or by use of a vendor-managed inventory, or VMI, model, which is a process by which we ship agreed quantities of products to a customer-designated location and those products remain our inventory and we retain the title and risk of loss for those products until the customer takes possession of the products. Our customers are typically not contractually committed to buy any quantity of products beyond firm purchase orders. Many of our customers may increase, decrease, cancel or delay purchase orders already in place. We have experienced and expect to continue to experience wide fluctuations in demand from customers using VMI, particularly Huawei and its affiliate HiSilicon Technologies Co., Ltd., even in instances where we have built and shipped products to the customer-designated locations as VMI.
If we fail to adequately manage our long-term growth and expansion, our business and financial results will suffer.
Until our recent restructurings in 2017, we experienced significant growth over several years through, among other things, internal manufacturing and related expansion programs, product development and acquisitions of other businesses and products. Our business expanded to numerous locations, including foreign locations, and as a result became more complex, more demanding of management’s attention and subject to new laws and regulations.
Our success and ability to further scale our business will depend, in part, on our ability to manage changes in a cost-effective and efficient manner. If we cannot manage any future growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. Any failure to effectively manage growth, maintain our quality and/or or customer satisfaction could adversely affect our business and reputation.
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
In August 2016, we announced our intention to reduce the volume and end the production of certain of our lower-margin low speed transceiver product lines within a year of August 2016. In January 2017, we completed the sale of assets and transfer of certain liabilities of our access network and low speed transceiver product lines (the “Low Speed Transceiver Products”). The foregoing actions are part of our strategy to exit products that have been declining in revenue and have lower gross margins than our other higher speed products. We may incur additional costs in connection with the sale or end-of-life of these products, or other products and/or facilities in the future, and our revenues and net income could be negatively affected, particularly in the short term, in connection with the end-of-life or sales of such products and/or facilities.  It is also possible that we could incur continued costs or liabilities after the end-of-life process is completed, which could have a material adverse effect on our financial condition or operating results.
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
Our future success as a provider of modules and subsystems to leading network equipment vendors depends on continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including cloud services, mobile video and data services, wireless 4G/LTE and 5G services, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless devices that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high-speed communications networks and the ability of network equipment vendors and carrier datacenter operators to fulfill this demand. In 2017, this growth has slowed, primarily due to soft demand and high inventory levels in China, which has adversely affected our business and financial condition in 2017. While we believe the long term prospects for growth in data traffic remain strong, our business and financial results will suffer if growth does not occur as expected.

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
In connection with our raising capital in an April 2012 private placement of common stock, we established a wholly-owned subsidiary and company operations in the Russian Federation. We also committed to make substantial investments in our Russian operations over a period of several years. We could be required to pay up to $2.0 million to Joint Stock Company “RUSNANO”, or Rusnano, at the time if we do not meet certain investment conditions towards our Russian operations by 2019.
The establishment of successful operations in the Russian Federation requires substantial capital expenditure, and is in part dependent on the cooperation of Russian entities that could include the Russia government and other third parties. We are also subject to economic, political, legal, and social events and developments in Russia, including but not limited to actions such as restrictions placed on U.S. companies doing business in Russia. If there are delays in our efforts to establish and maintain operations in the Russian Federation, the anticipated benefits of our Russian expansion may not be realized or may take longer to realize than expected.

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
As part of our annual evaluation of internal controls for fiscal 2016, our management identified several deficiencies (including inadequate written shipping procedures) in our internal control over financial reporting related to certain revenue cut-off procedures. These deficiencies aggregated to a material weakness in our controls over revenue cut-off procedures, which affected the timing of our revenue recognition. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While no actual material misstatements were identified for the year ended December 31, 2016, the material weakness had not been remediated as of September 30, 2017.
Over remainder of 2017, we intend to complete implementation of a remediation plan designed to address this material weakness. However, if our remediation measures are insufficient to address this material weakness, if any of our personnel overrides our controls or if additional material weaknesses in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see “Item 4. Controls and Procedures”.
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

Risks Related to Our Operations in China
Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 30% as of September 30, 2017, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.
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
Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital, as well as to allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. As of September 30, 2017 and December 31, 2016, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. Accordingly, we may not be able to move our capital easily, which could harm our business.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

On November 6, 2017, we entered into an amendment to our retention agreement dated August 15, 2017 with Elizabeth Eby, our Senior Vice President, Finance and Chief Financial Officer.  The amendment provides that if Ms. Eby’s employment terminates as a result of involuntary termination on or within 12 months following a change in control, and provided that Ms. Eby provides a valid and effective release of all employment related claims, the vesting of each of Ms. Eby’s outstanding equity awards will accelerate as to the number of shares that would have vested subject to continued service with the Company over the 24 month period following termination (but no waiver of any performance-based criteria).  Previously, the retention agreement provided that an 18-month period would apply to such vesting acceleration.  Other than this time period change from 18 to 24 months, no other changes were made to Ms. Eby’s retention agreement as a result of the amendment. The amendment was intended to bring this provision into line with the corresponding term in the agreements with certain other management-level employees.

ITEM 6.    EXHIBITS

Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed herewith
2.1	Asset Purchase Agreement dated December 14, 2016 between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.1	January 23, 2017
2.2	Supplementary Agreement to Asset Purchase Agreement, dated January 12, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.2	January 23, 2017
2.3	Second Supplementary Agreement to Asset Purchase Agreement, dated January 14, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.3	January 23, 2017
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1	333-166096	4.1	May 17, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010
4.3	Commitment to File Registration Statement and Related Waiver of Registration Rights by and between NeoPhotonics Corporation and Open Join Stock Company “RUSNANO” dated as of December 18, 2014.	Form S-1	333-201180	4.4	December 19, 2014
10.1+	Offer Letter dated July 13, 2017 by and between NeoPhotonics Corporation and Elizabeth Eby.					X
10.2+	Retention Agreement dated August 14, 2017 by and between NeoPhotonics Corporation and Elizabeth Eby.					X
10.3	Thirteenth Amendment dated August 23, 2017 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.	Form 8-K	001-35061	10.1	September 7, 2017
10.4	Credit Agreement, dated September 8, 2017 by and among Wells Fargo Bank, National Association, as Agent, and NeoPhotonics Corporation.	Form 8-K	001-35061	10.1	September 11, 2017

Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Management compensatory plan or arrangement.
* Translation to English of an original Chinese document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date:	November 8, 2017	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)