Form 10-K
period 2017-12-31
NEOPHOTONICS CORP
filed 2018-03-09
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
Form 10-K
_____________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
001-35061
(Commission File No.)
__________________________________________________
NeoPhotonics Corporation
(Exact name of Registrant as specified in its charter)
_______________________________________________________________

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
None
___________________________________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting Company)	Small reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2017, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2017 (based upon the closing sale price of the Registrant’s common stock on the New York Stock Exchange), was approximately $256,840,000. This calculation excludes 10,298,290 shares held by directors, executive officers and stockholders affiliated with our directors and executive officers.
As of February 28, 2018, the Registrant had 44,278,392 outstanding shares of Common Stock.
__________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 31, 2017.

NEOPHOTONICS CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2017

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

•	“III-V compound semiconductors” refers to compound semiconductor materials made from group III and group V elements of the periodic table, such as Indium Phosphide and Gallium Arsenide;

•	“Access” refers to the portion of the telecommunications network that connects subscribers to their carriers network;

•	“Advanced Hybrid Photonic Integration” refers to state-of-the-art integration of multi-platform materials and devices;

•	“CDC” refers to Colorless, Directionless, and Contentionless;

•	"CDM" refers to a Coherent Driver Modulator which integrates a coherent I/Q modulator and drivers in a micro-mod package;

•	“China” refers to the People’s Republic of China;

•
“Cloud” refers to a large and geographically dispersed network of computing platforms, servers and interconnecting communications that can be accessed by users from any location to perform tasks and access information;

•
“Coherent” refers to optical transmission systems that encode information in the phase of an optical signal and decode such information through comparison with an independent laser at the receiver and digital signal processing;

•	“Contentionless” refers to the ability to switch two or more channels of the same wavelength or color from different directions through the same switch, such as a Multi-Cast Switch (MCS);

•	“CWDM” refers to Coarse Wavelength Division Multiplexing;

•	“DCI” refers to Data Center Interconnect;

•	“Design win” refers to a confirmation by a customer that a product or group of products may be used as part of a customer’s product and we have a purchase order for such products;

•	“Dissaggregation” refers to the trend in optical communications to separate software and hardware platforms so that different parts of a system can be supplied by different vendors;

•	“Drop Modules” refers to wavelength multiplexer modules;

•	“ECL” refers to External Cavity Laser;

•	“EML” refers to Electro-absorptively Modulated Laser;

•
“Flex Coherent” to a class of 100G transceivers and line cards in which the modulation format, and hence the reach and data-rate, can be altered by software command such that the same optical hardware can be used for metro, long-haul or, in some cases, data center interconnect applications;

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

•	“NLW” refers to Narrow Line Width;

•	“PAM” or “PAM4” refers to Pulse Amplitude Modulation or PAM with four amplitude levels;

•	“PIC” refers to Photonic Integrated Circuit;

•	“PLC” refers to Planar Lightwave Circuit;

•	“PON” refers to a Passive Optical Network;

•	“PSM” or “PSM4” refers to Parallel Single Mode or PSM with four parallel lanes or fibers;

•	“QSFP” refers to 40G and 100G Quad Small Form-factor modules that are pluggable into standard industry interfaces for switches, routers and other telecommunications equipment;

•	“ROADM” refers to Reconfigurable Optical Add Drop Multiplexer;

•	"Tbps or T" refers to terabits per second. One terabit is one trillion bits.

•	“U.S. GAAP” refers to generally accepted accounting principles in the United States;

•	“WDM” refers to Wavelength-Division Multiplexing and is a technology that combines multiple channels onto a single fiber using different wavelengths, or colors, of light;

•	“well-characterized” refers to the ability to predict the outcome of manufacturing processes based upon known statistics of various manufacturing inputs; and

•	“WSS” refers to Wavelength Selective Switch.
Unless the context indicates otherwise, we use the terms “NeoPhotonics,” “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K to refer to NeoPhotonics Corporation and, where appropriate, its subsidiaries.
BUSINESS
Overview
We develop, manufacture and sell optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks. Our products address the highest speed over distance applications and are designed for 100G and beyond data rates, such as at 200G, 400G, 600G and, in the near future, 1.2 Terabits per second, for telecom and hyper-scale data center or content provider networks.
Our High Speed Products for data rates of 100G and beyond comprised 83% of our revenues in 2017 and were 82% of our proforma 2016 revenue, excluding the revenue from our low speed transceiver products which were sold in January 2017. These Products use our Advanced Hybrid photonic Integration technology and are the core focus of our strategy. We believe that they are an important competitive differentiator.

Our High Speed Products include transceiver modules, optical components and high speed chip-level optical devices. Our 100G and beyond transceiver module products incorporate our vertically integrated, high performance components, including ultra-narrow linewidth tunable lasers (NLW-TLs), high speed electro-absorbtively modulated lasers (EMLs), high bandwidth coherent receivers (ICRs), high bandwidth micro-modulators (micro-MOD), high bandwidth trans-impedance amplifiers (TIAs) and high bandwidth laser and modulator drivers. We integrate several of these components into a Coherent Optical Subassembly (COSA) which when combined with our NLW Laser, provides all of the optical functions necessary for coherent communications in an ultra-compact package suitable for next generation pluggable modules. Furthermore, in addition to integrating these components into our own modules, we sell these components to other industry leaders who use them in their highest performance products. We believe that our strength in these and other high performance components places us in a strong competitive position as we add new variants to our module product line.

100G and beyond networks have adopted coherent transmission technology to increase speeds and lower costs. These high speed networks are one of the highest growth segments of the optical communications market, and support the rapid expansion of telecom backbone, hyper-scale data center and content provider networks, accommodating increased mobile traffic. Prior to 2016, revenue growth from our high speed products was mainly driven by the adoption of our 100G coherent products in the Long Haul market sector.  We expect our future growth in the 100G and beyond segment to be driven primarily by the increased adoption of our high speed products in the much larger Metro market sector and in the high-speed data center interconnect market as well as the large hyper-scale data center market.
Coherent transmission uses not only amplitude but also phase and polarization properties of light to increase data rates ten-fold or more over conventional “on-off” transmission protocols.  Coherent transmission does not require complete isolation of each channel by optical filters and therefore can flexibly and efficiently switch the signal on an individual wavelength without conflict or contention between wavelengths, a feature that is required for Software Defined Optical Networks, or SDON. Software Defined Optical Networks markedly increase the flexibility and efficiency of Metro networks and, combined with the ten-fold increase in data-rates achievable with coherent transmission, mark a very large improvement in cost performance for metro scale networks.  In addition, the necessary equipment to implement a metro scale network is significantly reduced, especially using flex-coherent transceivers and CDC Switches.
The benefits of coherent transmission have made it a preferred technology for advanced high speed telecommunications networks for distances of 80 kilometers to 2000 kilometers.  We believe that our Advanced Hybrid Photonic Integration technology enables us to effectively address the challenges inherent in precision and high volume manufacturing of optical components for coherent transmission.
Our products also serve high performance, non-coherent segments of the data center and enterprise market which require the fastest speeds transmitted over relatively long distances within hyper-scale data centers. We are a leading provider of electro-absorptively modulated lasers ("EMLs"), receiver photodiodes, plus laser driver and receiver amplifier ICs. Our client and data center transceiver modules incorporate these EMLs and related components to deliver high power and high quality modulated signals for superior speed and distance performance. In addition, we design and manufacture laser light sources in our Indium Phosphide wafer fabs for Silicon Photonics-based short reach interconnects within the data center.
In December 2016, we entered into an asset purchase agreement to sell certain assets of our access and low speed transceiver product lines (the “Low Speed Transceiver Products”) to APAT Optoelectronics Components Co., Ltd. (“APAT OE”) of Shenzhen, China. In January 2017, we closed the sale of these assets which generated approximately 1%, 15% and 27% of our total revenue in 2017, 2016 and 2015, respectively. All of these product lines were part of our Network Products and Solutions group and include the low speed passive optical network, or PON, products for which the end-of-life plan was announced in mid-2016.

Our revenue over the last several years reflects the rapid adoption and deployment of high speed 100G above networks across the global telecom and data center network applications.

We sell our products to the world’s leading network equipment manufacturers, including Nokia Corporation, or Nokia (formerly Alcatel-Lucent S.A., or Alcatel-Lucent, which was acquired by Nokia in January 2016), Ciena Corporation, or Ciena, Cisco Systems, Inc. and Huawei Technologies Co., Ltd., or Huawei. These four companies accounted for approximately 65% and 76% of our total revenue in 2017 and 2016, respectively. Other leading customers are FiberHome Telecommunications Technologies Co., Ltd., or FiberHome, a major Chinese telecommunications system provider, and Acacia Communications, Inc., or Acacia, a fast growing vendor of optical interconnects.
Our leading customers serve the telecom market and also the hyper-scale data center market, represented by companies including Amazon, Facebook, Google and Microsoft.  Large network equipment and optical module companies, together with emerging content providers and data center operators, are the focus of our strategy due to their important positions in high speed and related communications networks markets.
We believe our Advanced Hybrid Photonic Integration technology is well positioned to serve the highest speed next-generation 200G, 400G and 600G products and applications. Using this core technology we produce photonic integrated circuits, or PICs, that comprise both arrayed and individual photonic functional elements using optimized materials systems and processes from our in-house Silicon, Indium Phosphide and Gallium Arsenide wafer fabrication, plus Silicon Germanium chips produced in external foundries. These individual PICs from different materials are then combined using our hybrid integration technology to make complete products, such as our Integrated Coherent Receiver (“ICR”), our ultra-narrow linewidth tunable laser, our Multi-cast Switch (“MCS”) for 100G and beyond coherent transport and Metro applications, our 100G and above CFPx transceivers for data center and telecom client networks, and our 64 Giga-baud ("GBaud") ICR and Indium Phosphide Micro-Modulator with an integrated driver for 400G and above applications.
100G and beyond coherent technology has become widely used in the Long Haul market segment over the last several years, but has only recently begun to be deployed in the much larger Metro and the emerging data center interconnect, or DCI, sector of the market.  While the cost per port deployed typically declines every year due to technological advances, 100G and beyond coherent port demand represents a high growth opportunity for suppliers of components, modules and systems for the 100G coherent Metro and DCI markets.  In addition, Metro coherent ports include ports that have “flex coherent” features, which can be used not only in the Metro market but also in the Long Haul market and therefore have to support the highest performance applications at deployment.
Our products for the rapidly growing coherent Metro market include Integrated Coherent Receivers, ultra-narrow linewidth tunable lasers, micro-modulators and multi-cast switches.  Our multi-cast switches similarly are used by hyper-scale content providers for software definition of their network configuration.  Also, we produce coherent transceiver modules that are used for the Metro market as well as the data center interconnect market, such as high speed coherent CFP-DCO transceivers.
We design and manufacture a range of semiconductor laser and control IC products that are used in client-side telecommunications transmission and in single mode interconnections in hyper-scale data center applications. These products include lasers that are specifically optimized for use with Silicon Photonics based interconnects and for longer distance and high data rate interconnects.
We further design and manufacture a broad range of products for optical communications networks and a variety of other applications, where the networks operate at speeds less than 100G. These products are key elements of direct detect long haul and metro DWDM networks as well as mobile backhaul and fronthaul networks that include application-specific passive optical functionalities in modules or subsystem configurations. These include athermal arrayed-waveguide grating (AWG)-based modules for multiplexing and demultiplexing in conventional ROADM nodes as well as variable optical attenuators and tap power monitors for network monitoring and control. In addition, many of these products provide high-bandwidth connections to base station antennas for mobile devices.
We have strengthened our technology leadership through several strategic acquisitions as noted below over the last six years.

•
In October 2011, we acquired Santur Corporation, or Santur, a producer of tunable lasers and modulators for coherent transmission and of 100G client side transceiver modules. Santur’s capabilities included array distributed feedback ("DFB") lasers, silicon photonics and photonic integration of lasers, modulators and photodiode elements.

•
In March 2013, we acquired the optical component business unit of LAPIS Semiconductor Co., Ltd., located in Japan, now known as NeoPhotonics Semiconductor. This business is a leading producer of high performance communications lasers, photodiode devices and optical control electronic devices which enable our leading market positions and increasing vertical integration in our coherent products including ultra-narrow linewidth tunable lasers and coherent receivers. NeoPhotonics Semiconductor also produces high speed lasers and control semiconductors for high speed data center and client side applications, providing vertical integration for our high speed telecom client side and data center module products and stand-alone products to the industry.

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

We have research and development and wafer fabrication facilities in San Jose and Fremont, California and in Tokyo, Japan that coordinate with our research and development and manufacturing facilities in Dongguan, Shenzhen and Wuhan, China and Ottawa, Canada. We additionally do conduct research and development and manufacturing in Moscow, Russia. We use proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing.
We use proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing. We believe we are one of the highest volume manufacturers of photonic integrated circuits ("PIC") in the world and that we can further expand our manufacturing capacity to meet market needs.
Industry Background
The new era of connectedness is increasingly universal and demands that the capacity of the digital communications networks must increase exponentially. Smartphones and related portable devices have emerged as the preferred vehicle connecting the digital world, with more than one billion current smartphone users and a rapidly increasing volume of other portable devices. Not only are more people connected to the mobile web, but they are connecting at increasingly higher data rates and requiring higher bandwidths. Wireless network deployments have progressed from third generation (3G) to fourth generation (4G/LTE) and are moving toward fifth generation (5G), representing a 10X increase in bandwidth over five years, and providing end-users with ever-increasing download speeds and mobility, and enabling IoT machine-to-machine communication for the integration of autonomous vehicles and other disruptive applications.
Further the deployment of modern communications has rapidly expanded from being the domain of telecom service providers to include today’s deployments by enterprises, content providers and merchant data storage and service “mega” data center enterprises.  The rapid rise of internet traffic that is going through mega data centers operated primarily by leading content companies, such as Amazon, Apple, Facebook, Google and Microsoft (i.e. Microsoft Azure), has created a large and rapidly growing new market for optical modules and components in general, but more specifically for high speed optical modules and components.
The revolution in the power of low cost computing devices is associated with an observation made by Intel co-founder Gordon Moore in 1965 that the number of transistors per square inch on integrated circuits had doubled every two years since their invention and a prediction that this trend would continue. In the domain of optical communications, a similar revolution, progressing at a similar rate, is driven by the increased speed, smaller size and lower cost achieved by photonic integration.
A single optical fiber can carry nearly 100 individual wavelengths (colors), each of which can now support 100 gigabits per second of data traffic capacity. Each of these wavelengths requires a 100G or higher speed transmitter and receiver, which can be tuned to any of the 100 separate channels. Thus, using 100G coherent technology and industry standard compression (MPEG-2), a single fiber can carry approximately 500,000 individual high definition full motion movies simultaneously over one fiber.
Digital Optical Communications Market Structure
The digital optical communications market has two main sectors, telecom (which is sub divided into Long Haul, Metro and access applications) and Datacom (which includes data center). The telecom sector includes the global backbone of Long Haul and Metro communications. It also includes local access links to end users. The Datacom and data center sector includes connections in hyper-scale data centers as well as traditional “enterprise” networks. As data centers proliferate within metropolitan sized geographies, a very rapidly growing Data center Interconnect market has emerged which resembles the metro market in its bandwidth and distance needs and utilizes similar optical technologies and products.
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
The Datacom market includes hyper-scale data centers and infrastructure for cloud based services as well as traditional enterprise networks. Companies such as Amazon, Apple, Facebook, Google and Microsoft are steadily increasing investments in very large data centers as they implement cloud-based “big data” services that can be crowd-sourced and crowd-distributed, and that utilize machine-to-machine and inter-data center transactions to power the mobile web.  Connections between such very large data centers over a metro-sized area are an emerging high growth market for “big pipes” using dedicated 100G and beyond digital optical connections from data center to data center (inter-data center or DCI). Connections within data centers (intra-data center) and from data center to a telecommunications carrier are also moving to 100G and beyond speeds, although somewhat behind Metro, DCI and long haul.
The Datacom market is often the most cost sensitive sector of digital optical communications due to high volumes and to shorter lifetime requirements, and therefore it typically begins to adopt leading edge speeds after those speeds penetrate the Metro sector of the telecom market segment.
From this market structure, we believe that a technology leader must achieve a leadership position in the Long Haul telecom sector as the basis for commercializing the most advanced technology and then extending that technology to the Metro and DCI sectors and to additional applications within data centers and other Datacom applications.
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
Major suppliers of network equipment to the Datacom and data center market include Arista Networks, Nokia, Brocade Communications Systems, Cisco, Huawei and Juniper Networks. At the optical module and component level, Broadcom Limited, or Broadcom (resulting from the acquisition of Broadcom Corporation by Avago Technologies Ltd., or Avago), Finisar and Sumitomo Electric Device Innovations, Inc., or Sumitomo, are leading merchant suppliers and some larger network equipment companies like Huawei and Cisco have divisions or affiliates (such as HiSilicon in the case of Huawei) that are captive suppliers. Furthermore, some of the larger hyper-scale content providers, such as Google, Microsoft and Facebook, are beginning to design and source their own optical network systems equipment from contract manufacturing partners.  These moves drive “disaggregation” in the data center network separating software and hardware elements, as well as different hardware functions, so that multiple vendors can supply different interacting products.
Recent changes in switch architectures are rapidly moving new installations to higher speed 25G dataflows (such that four such signal paths provide 100G comprised of four 25G signals, or “4x25G”), resulting in a fast growing 100G module market for connections inside the data center and “big pipes” for data connections between data centers, or data center interconnects (DCI), at 100G and 200G, and moving to 400G and 600G, data rates.
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
Switching products, which switch different colors, or signal channels, down different branches of the network, have thus far been Reconfigurable Optical Add/Drop Multiplexers (ROADMs) consisting of Wavelength Selective Switches (WSSs). For 100G coherent networks, a new type of optical switch, the Multi-Cast Switch (MCS), has been developed and introduced to eliminate contention in 100G coherent switching. The need to eliminate contention is being driven by the move to SDON, which is important to both telecom network requirements and content provider networks.  A “contentionless” architecture uses both traditional “Wavelength Selective Switches” and the new MCS, which we supply.  One or more MCSs are deployed initially with each ROADM node, and then additional multicast switches are deployed over time as traffic growth demands with as many as eight MCS devices for each node, allowing networks to efficiently expand as needed. This type of switch is CDC, and its function is optimized for 100G and beyond coherent networks.
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
In both electronics and optics these objectives require ever increasing integration and miniaturization. In optics, however, we believe advanced hybrid integration is required for the highest performance products. Hybrid integration for digital optical devices incorporates multiple types of materials substrates, rather than just one, as in silicon for an electronic integrated circuit.
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

Hybrid Photonic Integration

Products	Indium Phosphide	Silicon/Silica	Gallium Arsenide/Silicon Germanium
COHERENT PRODUCT FAMILIES

Integrated Coherent Receiver	✓	✓	✓

Ultra-Narrow Line Width Tunable Laser	✓	✓

100G / 200G Multi-rate CFP-DCO Digital Coherent Transceiver	✓	✓	✓

Multi-Cast Switch for 100G Coherent ROADM Node	✓	✓

64 GBaud CDM-Coherent Driver Modulator	✓	✓	✓

CLIENT SIDE / DATA CENTER PRODUCT FAMILIES

28 GBaud and 56 GBaud EML Lasers/Photodiodes and Semiconductor Drivers and Trans Impedance Amplifiers	✓		✓

CFP2-LR4 100G 10 km Transceiver	✓	✓	✓

Continuous Wave, CWDM and DWDM DFB lasers and laser arrays	✓	✓
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

•
Offer complete optoelectronic solutions for 100G to 600G and beyond for leading edge Telecom and Datacom market segments. We expect to continue to introduce Coherent Transmitter, Receiver and Transceiver Module products that are optimized for the highest speeds so that our product line will include each of the major types of the most advanced products.

•
Achieve growth in integrated optical applications that leverage our core technology of advanced optoelectronic products. We intend to provide state of the art products and solutions to industry leading customers to advance our goal of achieving continuous improvement in operating performance, profitability and growth.

•
Focus on high growth segments that leverage our leadership in Advanced Hybrid Photonic Integration and that contribute to our profitable growth. We plan to continue to develop our products and solutions to capture new opportunities, such as emerging 400G and 600G connections in both carrier networks and within and between large data centers.

•
Extend our product line into additional segments of the network that will benefit from ultra-high speed performance. We intend to penetrate the emerging market for 100G and above connections both within and between mega-data centers. In this segment we are targeting major users and builders of data centers and data center equipment, such as Amazon, Apple, Facebook, Google and Microsoft, as they develop some of their own network equipment. We believe our technology and product line is well positioned to penetrate this market.

•
Pursue acquisitions that extend our leadership position in advanced optoelectronic integration. We may opportunistically pursue acquisitions that we believe provide complementary technology and that can accelerate our growth and strengthen our market position.

Our Technology
We have developed expertise in the design, large-scale fabrication, high-volume module manufacturing and commercial deployment of high speed digital optics and signal processing products that are based on our Advanced Hybrid Photonic Integration products and technologies. The process of designing and manufacturing advanced optoelectronic integrated devices in high volume with predictable, well-characterized performance and low manufacturing costs is complex and multi-faceted. We have developed the technologies using multiple materials platforms for photonic integration that are required to design and manufacture complex, high-performance optoelectronic components, modules and subsystems for fiber optic networks. The basic elements of our technology are as follows:
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
Our Products
We develop and manufacture Transmitter Products, Receiver Products and Switch Products that are used in ultra-high speed digital optical and signal processing communications, high speed switching and provisioning. We combine our transmitter and receiver products into Transceiver modules. Our Switching Products, such as Multi-Cast Switches, are used primarily in ROADM nodes that dynamically and efficiently allocate bandwidth to adjust for fast changing traffic patterns and for provisioning software defined optical networks. Our products can be categorized into groups, including High Speed Products for 100G, 200G, 400G, 600G and beyond applications, including in coherent networks, and Network Products and Solutions, for lower speed networks and other passive telecom and instrumentation products.
High Speed Products: We produce transmitter and receiver products as well as switching products for 100G and beyond optical transmission applications over distances of 2 to 2,000 kilometers. In addition we combine 100G and beyond transmitter and receiver products into pluggable modules for both line side coherent and client side hyper-scale data center applications. We have also integrated transmitter and receiver functions into a single integrated component called a COSA (Coherent Optical Sub Assembly), which has an ultra-small form factor designed to fit into the next generation pluggable transceivers. All of our high speed 100G and beyond products are based on our Advanced Hybrid Photonic Integration technology. This technology supports encoding 100 gigabits or more per second of information for transmitting over a single channel and decoding the information at the receiver, as well as enabling smaller, more compact and more highly integrated designs for the individual elements and integrated COSAs.
For Long Haul and Metro transport, we design and manufacture optical components for coherent systems, which manipulate light to encode ten times or more the amount of information in the same wavelength channel than is possible with traditional methods. This manipulation can only be accomplished using advanced photonic integration to intimately couple functional elements together. Our Coherent Products include Ultra-Narrow Linewidth Tunable transmit and local oscillator lasers (NLW-TL), which generate the ultra-pure wavelength, or color, necessary for coherent transmission, coherent micro-modulators which encode the information on the intensity and phase of the optical beam and Integrated Coherent Receivers (ICRs), which decode the phase and polarization encoded coherent signal.
We have introduced new pluggable coherent modules which combine our NLW-ITLA with our ICR and, in some cases with our high performance coherent modulator such as in our CFP-DCO transceiver and transponder optical modules.  The design for interoperability of each of the constituent elements of such a precise high speed device is a core capability that continues to fuel our ability to develop and deliver device and module products that achieve the highest performance available globally.
We also sell 100G products for the client side and data center applications, including 25 GBaud EMLs, laser drivers, modulator drivers and photodiode receivers for 100G and beyond client side applications.  We further offer pluggable transceiver modules, such as CFP2-LR4, for high speed data center and telecom client applications.
Further, we are developing an ultra-high-speed 56 GBaud EML and driver IC sets to enable single wavelength PAM4 100G applications and subsequently four wavelength 400G intra-data center transmission.

For hyper-scale data center applications we have introduced a series of high power laser diode array products for short reach Silicon Photonics based 100G intra-data center interconnections which use parallel single-mode architectures, or PSM4, as well as coarse wavelength division multiplexing, or CWDM architectures.
We provide a proprietary switching solution for 100G coherent systems embodied in our Multi-Cast Switch (MCS) product line. Our 4x4, 4x16, 8x16 and 12x16 Multi-Cast Switch modules for CDC ROADMs efficiently allocate bandwidth and signal routing in 100G and higher data rate networks. The Multi-Cast Switch provides scalable contentionless operation to achieve the highest traffic management efficiency, optimizing traffic flows in coherent transmission systems. Our MCS uses our PLC photonic integration platform and consists of a complex array of switches, waveguides, taps, crossings and other functional elements manufactured on Silicon wafers using standard semiconductor processing equipment. Our PLC technology exhibits very low loss and enables the extension of the Multi-Cast Switch to be extended to higher port count NxM configurations.
Market Sectors Served By Representative High Speed Products

Products	Long Haul	Metro	Data center
COHERENT PRODUCT FAMILIES

Integrated Coherent Receiver	✓	✓	✓

Ultra Narrow Line Width Tunable Laser	✓	✓	✓

64Gbaud/COSA	✓	✓	✓

100G / 200G Multi-rate CFP-DCO Analog Coherent Transceiver	✓	✓	✓

Multi-Cast Switch for 100G Coherent ROADM Node	✓	✓	✓

64 GBaud CDM-Coherent Driver Modulator	✓	✓	✓

CLIENT SIDE / DATA CENTER PRODUCT FAMILIES

28 GBaud/56 GBaud EML Lasers/Photodiodes and Semiconductor Drivers and Trans Impedance Amplifiers			✓

Continuous Wave, CWDM and DWDM DFB lasers and laser arrays			✓

CFP2-LR4 100G 10 km Transceiver			✓

Network Products and Solutions: We design and manufacture products for optical communications networks and a variety of other applications, where the networks operate at speeds less than 100G. We offer a wide range of application-specific passive optical functionalities in modules or sub-system configurations. These include arrayed waveguide grating based drop modules for multiplexing and demultiplexing in conventional ROADM nodes as well as variable optical attenuators and tap power monitors for network monitoring and control. We combine several of these functions together in subsystems such as our variable multiplexer, which combines up to 48 variable optical attenuators and an arrayed waveguide grating multiplexer in a single compact unit.  In addition, many of these products provide high-bandwidth connections to base station antennas for mobile devices and to people and machines over fixed and wireless networks. As consumer connectivity speeds have increased through the transitions from 2G to 3G to 4G/LTE and moving to 5G, the bandwidths necessary to aggregate and connect wireless traffic into the backbone network, including Mobile BackHaul, have also increased. We offer laser drivers, modulator drivers, photodiode receivers and Trans impedance amplifiers for these applications.

Through 2016 we also offered complete transceiver modules for a variety of low speed Access and Mobile Backhaul applications, including GPON and GEPON transceiver products at up to 10G data rates, plus 10G and below telecom, bidirectional and specialty transceiver products. Upon the sale of the Low Speed Transceiver Products’ assets to APAT OE in January 2017, these products are no longer included in the Network Products and Solutions product group.
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
We seek to establish and maintain proprietary rights in our technology and products through the use of patents, copyrights and trade secret laws. We have filed applications for patents to protect certain of our intellectual property in the U.S. and in other countries, including Australia, Canada, Japan, Korea, Hong Kong, China, Russia, India, Taiwan and several European Union countries. As of December 31, 2017, we had approximately 600 issued patents, expiring between 2018 and 2036 covering various aspects of our technologies.
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
As of December 31, 2017, we had 1,783 employees and non-employee contractors, of which 257 were based in the U.S., 1,344 in China, 145 in Japan, 26 in Russia and Europe and 11 in Canada.
None of our U.S. employees are represented by a labor union. Chinese law allows that all employees be members of a union that is overseen by the Chinese government. The majority of the employees in our Japanese subsidiary are also members of a union. We have never experienced employment-related work stoppages and we consider our employee relations to be good.
Our Customers
In 2017, 2016 and 2015, our five largest customers accounted for 78%, 82% and 82% of our total revenue, respectively. In 2017, customers of 10% or more revenue were Huawei, together with its affiliate HiSilicon Technologies Co. Ltd. (collectively “Huawei”), and Ciena Corporation, which accounted for 40% and 16% of our total revenue, respectively. In 2016, customers of 10% or more revenue were Huawei and Ciena Corporation, which accounted for 50% and 15% of our total revenue, respectively. In 2015, Huawei and Ciena Corporation accounted for 44% and 21% of our total revenue, respectively.
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

Our marketing team focuses on product strategy, product development, roadmap development, new product introduction processes, program management, product demand stimulation and assessment, and competitive analysis. Our marketing team also seeks to educate the market about our products by communicating the value proposition and product differentiation in direct customer interactions and presentations and at industry tradeshows and at technical conferences. It is important that these teams are engaged in both industry forums such as MSA (multi supplier agreement) Committees, etc. as well as direct customer and end-user engagements.
Our Research and Development
We have invested and expect to continue to invest significant time and capital into our research and development operations. Research and development expenses were $58.3 million, $57.4 million and $44.5 million in 2017, 2016 and 2015, respectively.
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
As the industry scales the entire supply chain is working to scale.  As a result, we work closely with our key suppliers to understand their business as we grow together.  This requires our continuing close management.
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
Seasonality
Historically, our first quarter revenue is generally seasonally lower than the rest of the year primarily due to lower capacity utilization during the annual new year holidays in China and the impact of typical price negotiations conducted at the end of each calendar year and impacting shipments during this period. This historical pattern is important in recognizing the typical annual distribution of revenue from quarter to quarter through the year.  That said, our first quarter revenue varies markedly year to year so should not be considered a reliable indicator of our future revenue or financial performance.
Financial Information by Geographic Region

For information regarding our revenue and property, plant and equipment by geographic region, see Note 17 to the Consolidated Financial Statements. For risks relating to our operations see “Item 1A. Risk Factors” and particularly the risks under the caption “Risks related to our operations in China” and the risk factors “Our future results of operations may be subject to volatility as a result of exposure to fluctuations in foreign exchange rates, primarily the Chinese Renminbi (RMB) and Japanese Yen (JPY) exchange rates”, “We face a variety of risks associated with international sales and operations, which if not adequately managed could adversely affect our business and financial results” and “We are subject to global governmental export and import controls that could subject us to liability, impair our ability to compete in international markets or restrict our sales to certain customers”.
Competition
The market for optical communications systems is highly competitive. While no single company competes with us across all of our product areas, our competitors range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We believe the principal competitive factors in this market are:

•	ability to provide leading edge technologies for high speed communications;

•	ability to design and manufacture high quality, reliable products, including customized solutions;

•	breadth of product solutions;

•	price to performance characteristics;

•	ability to quickly and consistently produce in high volume and high quality;

•	ability to meet customers’ specific requirements;

•	ability to meet customer lead time demands;

•	financial stability; and

•	depth of relationships with and proximity to key customers globally.
We believe we compete favorably with respect to these factors. We believe our principal competitors include:

•
Furukawa Co., Ltd., Fujitsu Optical Components Limited, NTT Electronics Corporation, Oclaro, Inc., Sumitomo, Finisar, Lumentum Holdings Inc. (formerly JDS Uniphase Corporation) and others in Coherent products;

•
Accelink Technologies Co., Ltd., Broadcom (formerly Avago), Finisar, InnoLight Technology Corporation, M/A-Com, Inc, Oclaro, Source Photonics, Inc., Sumitomo and others in Data center and Client side products;

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
Additionally, increasing efforts to control emissions of greenhouse gases, or GHG, may also impact us. For example, our semiconductor manufacturing operations in California use perfluorocarbons, which are classified as a high global warming potential greenhouse gas. Under California’s Global Warming Solutions Act, we designed and installed additional pollution control equipment at our San Jose, California, manufacturing plant to reduce our perfluorocarbon emissions beginning in 2012. Since the end of 2012, our San Jose and Fremont, California, manufacturing facilities have maintained compliance with the Global Warming Solutions Act through the monitoring and reviewing of our Greenhouse Gas Emissions including permits issued locally by the Bay Area Air Quality Management District, and we have submitted reports annually to verify such compliance. In the U.S., the Environmental Protection Agency has announced a finding relating to GHG emissions that may result in promulgation of federal GHG air quality standards that could also affect us.
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

ITEM 1A.    RISK FACTORS
Risks Associated with Our Business
We are dependent on Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies Co., Ltd., Ciena Corporation and our other key customers for a large portion of our revenue and the loss of, or a significant reduction in orders in any period from any of our major customers may reduce our revenue and adversely impact our results of operations.
We have generated most of our revenue from a limited number of customers. In the year ended December 31, 2017, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (collectively “Huawei”), and Ciena Corporation accounted for approximately 40% and 16% of our revenue, respectively, and our top five customers represented 78% of our revenue. In the year ended December 31, 2016, Huawei Technologies, together with its affiliate HiSilicon (or collectively, Huawei), and Ciena Corporation accounted for approximately 50% and 15% of our revenue, respectively, and our top five customers represented 82% of our revenue. In the year ended December 31, 2015, Huawei and Ciena Corporation accounted for approximately 44% and 21% of our revenue, respectively, and our top five customers represented 82% of our revenue. The loss of, or a significant reduction in orders from these major customers or any of our other key customers would materially and adversely affect our revenue and results of operations.
We are subject to risks and uncertainties related to our revenue growth outlook in China.
Fiber optics telecommunication growth in China is an important contributor to our success. We expect a major portion of our revenue to come from China infrastructure spending in wireline and wireless networks, notably from the three largest China telecom carriers, China Mobile Communications Corporation, China Telecommunications Corporation and China United Network Communications Group Co., Ltd. In part, this infrastructure spending originates from the publicly announced China Broadband 2020 and related initiatives. Tender awards from the China telecom carriers and spending under these initiatives was slower in 2017 than anticipated, and our leading customers in China had accumulated excess inventory during 2016, both of which adversely affected our financial condition and results of operations in 2017. If the anticipated Chinese spending and carrier tender awards do not materialize as anticipated, or if there are further unanticipated and/or prolonged delays in the Chinese initiative, our business, financial condition, results of operations and prospects would be further adversely affected.
We have had a history of losses which may recur in the future.
We have had a history of losses and we may incur additional losses in future periods. As of December 31, 2017, our accumulated deficit was $352.0 million. We also expect to continue to make significant expenditures related to the ongoing operation and development of our business. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations.
We may need to raise additional capital in order to pursue our business strategies or maintain our operations, and we may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
We believe that our existing cash and cash equivalents, and cash flows from our operating activities and funds available under our credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we operate in an industry that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to continue operations or execute on our current or future business strategies, including to:

•	invest in our research and development efforts, including by hiring additional technical and other personnel;

•	maintain and expand our operating or manufacturing infrastructure;

•	acquire complementary businesses, products, services or technologies; or

•	otherwise pursue our strategic plans and respond to competitive pressures.
We do not know with certainty what forms of financing, if any, will be available to us. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, enhance our research and development and sales and marketing functions, develop and enhance our products, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures could be adversely impacted. In any such event, our business, financial position and results of operations could be materially harmed. Moreover, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we fail to raise sufficient additional capital if needed, we may not be able to completely execute our business plan and may not be able to continue our operations without further reducing expenses.

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
We make planning and spending decisions based on our estimates of customer requirements. The short-term nature of commitments by many of our customers, and the possibility of unexpected changes in demand for their products, reduce our ability to accurately estimate future customer requirements. In 2016 and 2017, we incurred substantial capital expenditures to increase manufacturing capacity in response to strong customer demand in 2016 (particularly in China) and in expectation of continued strong demand in 2017. However, tender awards from the China telecom carriers and spending under the China Broadband 2020 and related initiatives was slower in 2017 than anticipated, and our leading customers in China have accumulated excess inventory during 2016, which resulted in decreased customer demand and underutilization of certain of our manufacturing operations. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand due to market downturns or other reasons would have a material adverse effect on our operating results, as occurred in 2017.

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

We depend upon outside contract manufacturers for a portion of the manufacturing process for some of our products. Our operations and revenue related to these products could be adversely affected if we encounter problems with any such contract manufacturer.
While the majority of our products are manufactured internally, we also rely upon contract manufacturers in Thailand, China, Japan and other Asia locations to provide back-end manufacturing and production of some of our products. Our reliance on contract manufacturers for some of our products makes us vulnerable to possible production capacity constraints, reduced control over their supply chains, delivery schedules, manufacturing yields, manufacturing quality/controls and costs. If one of our contract manufacturers is unable to meet all of our customer demand in a timely fashion, whether due to their direct operating control or due to their supply chain, this could have a material adverse effect on the revenue from our products.

If the Metro and data center interconnect market sectors do not grow as rapidly as we expect, or if demand for our products in these sectors is lower than we expect, our revenue growth may be adversely affected.
We expect that our future growth in the market for 100G and beyond coherent products to be driven in large part by the increased adoption of our products in the Metro market segment and in the high-performance data center interconnect market. Over the last several years, 100G and beyond coherent technology has seen increasing adoption in the Long Haul market segment and now is penetrating the much larger Metro sector of the market.

If we fail to achieve or sustain a leadership position in the Long Haul telecom sector and use our position in that market to penetrate the Metro and data center interconnect segments, if these segments fail to grow as expected, or if demand for our products in the Metro and data center interconnect market segments fails to materialize, our business, financial condition, results of operations and prospects would suffer.

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

The Chinese Government Ministry of Industry and Information Technology has announced a five-year optical component technology roadmap with the aim to reduce China’s dependency on non-domestic companies for high-end optical chips and sub-components, including some products manufactured and sold by us. This announcement continues an ongoing trend in China to build domestic industry in this area, and, while we believe local Chinese component suppliers do not currently have the capability to supply the highest performance optical chips and sub-components, those companies may over time develop such capability and negatively impact our revenue and financial performance if we do not continue to innovate and maintain our lead in the highest speed and performance optical components.

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
Until 2017, we experienced significant growth over several years through, among other things, internal manufacturing and related expansion programs, product development and acquisitions of other businesses and products. Our business expanded to numerous locations, including foreign locations, and as a result became more complex, more demanding of management’s attention and subject to new laws and regulations.

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
We have a strategy to exit products that have been declining in revenue and have lower gross margins than our other higher speed products. For instance, in January 2017, we completed the sale of assets and transfer of certain liabilities of our access network and low speed transceiver product lines (the “Low Speed Transceiver Products”). We may incur additional costs in connection with the sale or end-of-life of these products, or other products and/or facilities in the future, and our revenues and net income could be negatively affected, particularly in the short term, in connection with the end-of-life or sales of such products and/or facilities. It is also possible that we could incur continued costs or liabilities after the end-of-life process is completed, which could have a material adverse effect on our financial condition or operating results.

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
Our future success as a provider of components, modules and subsystems to leading network equipment vendors depends on continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including cloud services, mobile video and data services, wireless 4G/LTE and 5G services, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless devices that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high-speed communications networks and the ability of network equipment vendors and carrier data center operators to fulfill this demand. In 2017, this growth slowed, primarily due to soft demand and high inventory levels in China, which adversely affected our business and financial condition in 2017. While we believe the long term prospects for growth in data traffic remain strong, our business and financial results will suffer if growth does not occur as expected.

We face a variety of risks associated with international sales and operations, which if not adequately managed could adversely affect our business and financial results.
We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations are based in Shenzhen and Dongguan, China and we have additional operations in Japan, Russia and Canada. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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

Failure to realize the anticipated benefits from our business in the Russian Federation may affect our future results of operations and financial condition.
In connection with our raising capital in an April 2012 private placement of common stock, we established a wholly-owned subsidiary and company operations in the Russian Federation and we committed to make substantial investments in our Russian operations over a period of several years. We could be required to pay up to $2.0 million to Joint Stock Company “RUSNANO”, or Rusnano, at the time if we do not meet certain investment conditions towards our Russian operations by 2019.

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
Participants in the markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors. In addition, from time to time, we have been notified that we may be infringing certain patents or other intellectual property rights of others. Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. In addition, there can be no assurance that third parties will not assert infringement claims against us, whether or not such claims are valid. While we believe that our products do not infringe in any material respect upon intellectual property rights of other parties and/or meritorious defense would exist with respect to any assertions to the contrary, we cannot be certain that our products would not be found infringing the intellectual property rights of others.

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
From time to time we may choose to, or be required to, license technology or intellectual property from third parties in connection with the development of our products. Failure to obtain a necessary third-party license required for our product offerings or to develop new products and product enhancements could adversely affect our business.

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

We identified a material weakness in our internal control over financial reporting as of the end of 2016 which has been remediated as of December 31, 2017.
As part of our annual evaluation of internal controls for fiscal 2016, our management identified several deficiencies in our internal control over financial reporting related to certain revenue cut-off procedures. These deficiencies aggregated to a material weakness in our controls over revenue cut-off procedures, which affected the timing of our revenue recognition. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. No actual material misstatements were identified for the year ended December 31, 2016.

In 2017, we completed implementation of a remediation plan designed to address this material weakness. Our management assessed the effectiveness of our internal control over financial reporting and concluded that this material weakness had been remediated by the end of 2017 and that our internal control over financial reporting was effective as of December 31, 2017. However, if material weaknesses in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see “Item 9A. Controls and Procedures”.

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
As of December 31, 2017, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $245.0 million and $52.0 million, respectively. As these net operating losses have not been utilized and may not be utilized prior to their expiration in the future. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized and increases in future tax liabilities.

Comprehensive tax reform bills could adversely affect our business and financial condition.
The U.S. government recently enacted comprehensive tax legislation (the Tax Cuts and Jobs Act of 2017, or Tax Reform Act) that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate from 35% to 21%, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB 118) which provides a measurement period of no more than a year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (ASC 740). Given our current taxable loss position, based on our preliminary analysis, we do not expect the new tax legislation to have a material cash tax impact on our business other than reducing the NOL carryforwards which is offset by a valuation allowance. However, due to the broad complexities of the Tax Reform Act, our ASC 740 accounting for the Tax Reform is still subject to change, which could adversely affect our business and financial condition.

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

Risks Related to Our Operations in China
Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 29% as of December 31, 2017, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

A considerable portion of our business involves selling High Speed optical components in China and any move to local Chinese vendors for these products might adversely affect our results.
The Chinese Government Ministry of Industry and Information Technology has announced a five-year optical component technology roadmap with the aim to reduce China’s dependency on non-domestic companies for high-end optical chips and sub-components, including some products manufactured and sold by us. This announcement continues an ongoing trend in China to build domestic industry in this area, and, while we believe local Chinese component suppliers do not currently have the capability to supply the highest performance optical chips and sub-components, those companies may over time develop such capability and negatively impact our revenue and financial performance if we do not continue to innovate and maintain our lead in the highest speed and performance optical components.

Our subsidiaries in China may be subject to restrictions on dividend payments, on making other payments to us or any other affiliated company, and on borrowing or allocating tax losses among our subsidiaries.
Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital, as well as to allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. As of December 31, 2017, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. Accordingly, we may not be able to move our capital easily, which could harm our business.

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
As of December 31, 2017, our executive officers and directors, and entities that are affiliated with them or that have a right to designate a director, beneficially own an aggregate of approximately 47% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•providing for a classified board of directors with staggered, three-year terms;
•not providing for cumulative voting in the election of directors;
•authorizing our board of directors to issue, without stockholder approval, preferred stock rights senior to those of common stock;
•prohibiting stockholder action by written consent;
•limiting the persons who may call special meetings of stockholders; and
•requiring advance notification of stockholder nominations and proposals.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our properties consist primarily of owned and leased office and manufacturing facilities. Our corporate headquarters are located in San Jose, California and our manufacturing facilities are primarily located in Shenzhen and Dongguan, China and Tokyo, Japan. The following schedule presents the approximate square footage of our facilities as of December 31, 2017:

Location	Square Feet	Commitment and Use
San Jose, California	103,314	Leased; 2 buildings used for corporate headquarters offices and wafer fabrication.
Fremont, California	73,186	Leased; 2 buildings. One building used for wafer fabrication and research and development. Second building is currently not occupied and lease cost was accelerated during the restructuring in 2017.
Shenzhen, China	236,853
Owned; 1 building and 1 floor of a building. The building is used for manufacturing, research and development, and sales and marketing. The owned floor of the building, representing 23,361 square feet, was leased to a tenant effective February 2014.

Shenzhen, China	21,533	Leased; 2 buildings used for staff dormitory.
Dongguan, China	94,550	Leased; 2 buildings used for manufacturing and for staff dormitory.
Tokyo, Japan	143,875	Owned; 1 building used for manufacturing, research and development and marketing.

________________________________________________________
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
For a discussion of our current legal proceedings, please refer to the information set forth under the “Litigation” section in Note 13, Commitments and contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of February 28, 2018, there were approximately 70 holders of record of our common stock (not including beneficial holders of our common stock holder in street names). We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, consent from our existing credit facility lender in the U.S., and other factors our board of directors may deem relevant.
The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by the New York Stock Exchange.

	Low	High
Fiscal Year 2017:
First Quarter	$6.90	$12.44
Second Quarter	$6.90	$9.78
Third Quarter	$5.26	$8.73
Fourth Quarter	$4.56	$7.68
Fiscal Year 2016:
First Quarter	$8.04	$14.04
Second Quarter	$8.53	$14.49
Third Quarter	$9.10	$18.22
Fourth Quarter	$10.79	$16.86
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

	NeoPhotonics	S&P 500	NASDAQ Telecom
2/2/2011	$100	$100	$100
12/31/2011	$35	$96	$83
12/31/2012	$43	$109	$84
12/31/2013	$53	$142	$105
12/31/2014	$26	$158	$114
12/31/2015	$82	$157	$105
12/31/2016	$82	$172	$121
12/31/2017	$50	$205	$142
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

In both 2016 and 2015, we filed a resale registration statement, which registered 4,972,905 shares of our common stock, at a par value of $0.0025 per share, held by Rusnano. We do not receive any proceeds from any sales of our common stock held by Rusnano.
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
We derived the consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Years ended December 31,
Consolidated Statement of Operations Data:	2017	2016 (1)	2015 (2)	2014 (3)	2013 (4)
	(in thousands, except per share data)
Revenue	$292,894	$411,423	$339,439	$306,177	$282,242
Cost of goods sold	231,415	294,290	240,358	235,059	217,069
Gross profit	61,479	117,133	99,081	71,118	65,173
Operating expenses	112,843	114,114	95,128	90,250	98,846
Income (loss) from operations	(51,364)	3,019	3,953	(19,132)	(33,673)
Interest and other income, net	(1,060)	373	2,819	1,932	538
Provision for income taxes	(909)	(3,597)	(3,104)	(2,519)	(1,204)
Income (loss) from continuing operations	(53,333)	(205)	3,668	(19,719)	(34,339)
Income from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(53,333)	$(205)	$3,668	$(19,719)	$(34,339)
Basic net income (loss) per share (5)	$(1.23)	$—	$0.10	$(0.61)	$(1.11)
Diluted net income (loss) per share (5)	$(1.23)	$—	$0.09	$(0.61)	$(1.11)

	Years ended December 31,
Consolidated Balance Sheet Data:	2017	2016	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$78,906	$82,500	$76,088	$43,035	$57,101
Short-term investments	12,311	19,015	23,294	—	17,916
Restricted cash and investments	2,658	4,085	2,660	21,254	2,138
Working capital (6)	110,769	124,468	151,211	102,130	124,298
Total assets	402,953	390,887	341,878	286,284	302,227
Long-term debt (including current portion)	46,561	10,962	11,519	23,336	34,475
Common stock and additional paid-in capital (7)	546,064	532,484	511,852	456,271	447,546
Total equity	194,451	225,405	211,656	159,456	176,811
____________________________________________

(1)	In 2016, our stock options and stock appreciation units with market condition were vested and we recognized approximately $5.7 million in related stock-based compensation expense in the period.

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
Business overview
We develop, manufacture and sell optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks. We sell our products to the world’s leading network equipment manufacturers, including Nokia (formerly Alcatel-Lucent, which was acquired by Nokia in January 2016), Ciena Corporation, Cisco Systems, Inc., and Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies, Ltd. (collectively “Huawei”). These companies are among our largest customers and a focus of our strategy due to their leading market positions.
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
Recognizing our focus on growth in our 100Gbps (“100G”) and beyond products, we align our product group reporting to “High Speed Products” which includes products designed for 100G and beyond applications and “Network Products and Solutions,” which comprises all products designed for applications below 100G.  In 2017 and 2016, High Speed Products represented approximately 83% and 67% of total revenue, respectively. In 2016, High Speed products were 82% of our proforma revenue when the revenue from our low speed transceiver products, sold in January 2017, is excluded. Network Products and Solutions represented approximately 17% and 33% of total revenue, in 2017 and 2016 respectively, and represented 18% of our proforma revenue in 2016 when the sold low speed transceiver products are excluded.
In 2017, the market situation for 100G and above product deployments in China materially affected our results. Demand from our China-based customers was very strong in 2016 with our customers at that time providing optimistic forecasts for 2017 in anticipation of new tenders for provincial and metro 100G system deployments from the leading Chinese telecom carriers. However, tender awards from the China telecom carriers were slower than expected, in 2017, causing demand for our products by our customers to drop significantly starting in the first quarter of 2017. We believe one or more of our leading customers in China had accumulated significant inventory prior to the quarter ended March 31, 2017. We also believe they and other customers rapidly moved to adjust their inventory by reducing their purchases of our products, beginning in the first quarter of 2017 to align with the slow market demand and their own production levels.
We believe the market faced issues with the timing of provincial deployments and of inventory management at certain customers. The transition in China from national backbone deployments to provincial backbone and metro deployments reduces our and our customers’ visibility into the timing and volumes of tender awards, as the provincial offices of the China telecom carriers are somewhat independent of their national headquarters and each other. Our revenue growth in China was restricted by reduced demand and inventory overhang, both directly with our China based customers and through the impact on some of our non-China customers who also sell to customers in China.
In September 2017, China Mobile Communications Corporation awarded tenders for new provincial deployments to Huawei, ZTE Corporation and Fiberhome. This was followed in October 2017 by the issue of tenders by China United Network Communications Group Co., Ltd., or China Unicom, and we anticipate tenders will be issued in 2018 from China Telecommunications Corp, or China Telecom. While the timing is still uncertain, it is our expectation that these tender awards as well as new tender awards should create a more normalized demand environment in 2018.
These market developments in China have adversely affected our revenues, operating results and financial condition in 2017, as further addressed below.

In December 2016, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with APAT Optoelectronics Components Co., Ltd. (the “Purchaser”) for the sale of certain assets of our access and low speed transceiver product lines (the “Low Speed Transceiver Products”) which was completed in January 2017.  All of these products were part of our Network Products and Solutions group and include the low speed passive optical network, or PON, products for which the end-of-life plan was announced in mid-2016. In 2017, 2016 and 2015, the Low Speed Transceiver Products generated approximately 1%, 15% and 27% of our total revenue, respectively.
The asset sale consists of approximately $25.0 million in cash consideration plus approximately $1.4 million post-closing transition services under a transition services agreement ("TSA") with the Purchaser. We recognized a $2.2 million gain on the sale of these assets within operating loss in 2017. See Note 9 in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.
In 2017, our revenue decline of 29% compared to 2016 was driven primarily due to a reduction in demand from China market as described above and lower revenue that resulted from the sale of assets related to our Low Speed Transceiver Products' assets in January 2017. Excluding the Low Speed Transceiver Products, our revenue in 2017 declined 16% compared to 2016. Our gross margin was 21.0% in the year ended December 31, 2017 compared to 28.5% in the year ended December 31, 2016. The decrease in gross margin year over year was primarily attributable to under-utilization due to lower volumes in our manufacturing plants, inventory write-downs and reserves for non-cancelable purchase orders associated with excess inventory related to the demand reductions from China based customers, higher warranty reserves related to a quality rework requirement, lower yields at our wafer fabrication facility in Japan, restructuring costs and discontinued product inventory write-downs related to our decisions to end-of life certain products, partially offset by lower intangible amortization and stock-based compensation charges in 2017.
In 2018, we expect volume growth for our High Speed Products, although quarter-to-quarter results may show considerable variability due to customer demand fluctuations for current products as well as initial ramp-up variations on new product introductions. Similar to revenue, our gross margins may fluctuate materially depending on a variety of factors including average selling price changes, product mix, volume, manufacturing utilization and ongoing manufacturing process improvements.
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
We perform annual goodwill impairment test in the fourth fiscal quarter by reporting unit. We could be subject to additional goodwill impairment tests in the event of changes in industry and market conditions, our business and reporting structure. During the fourth quarter of fiscal 2017, we performed the first step of the two-step goodwill impairment test and a sensitivity analysis for goodwill impairment and determined that the estimated fair value substantially exceeded the carrying value of the underlying goodwill and a hypothetical 10% decline in the fair value of the reporting unit would not result in an impairment of goodwill.
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
Valuation of inventories

We record inventories at the lower of cost (using the first-in, first-out method) or net realizable value, after we give appropriate consideration to obsolescence and inventories in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs which would be charged to cost of goods sold. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles. Write-downs of excess and obsolete inventory are charged to cost of goods sold. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, it will result in lower costs and higher gross margin for those products. Any write-downs would have an adverse impact on our gross margin. In 2017, 2016 and 2015, inventory write-down charges were approximately $8.3 million, $3.0 million and $6.5 million, respectively. Our inventory write-down charges in 2015 included a $2.8 million charge resulting from the phasing-out of our earlier-generation tunable laser products.
Warranty liabilities
We provide warranties to cover defects in workmanship, materials and manufacturing of our products to meet stated functionality specifications. We test products against specified functionality requirements prior to delivery, but we nevertheless from time to time experience claims under our warranty guarantees. We accrue for estimated warranty costs under those guarantees based upon historical experience, and for specific items at the time their existence is known and the amounts are determinable. We charge a provision for estimated future costs related to warranty activities to cost of goods sold based upon historical product failure rates and historical costs incurred in correcting product failures. We recorded warranty expense of $1.3 million, $0.1 million and $0.1 million for each of the years ended December 31, 2017, 2016 and 2015, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin and profitability would be adversely affected.
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
Results of operations
Our business is focused on the highest speed digital optics and signal processing communications applications for telecom transport and Metro networks and for data center applications. In 2017, our High Speed Products for data rates of 100G and beyond comprised 83% of our revenues. In 2016, we entered into an Asset Purchase Agreement for the sale of assets of our Low Speed Transceiver Products within our Network Products and Solutions product group. In 2016 and 2015, the Low Speed Transceiver Products represent approximately 15% and 27% of total revenue, respectively. The asset sale was closed in January 2017.

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
The following table presents certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2017	2016	2015
Revenue	100%	100%	100%
Gross profit	21%	28%	29%
Operating expenses	39%	27%	28%
Income (loss) from operations	(18)%	1%	1%
Interest and other income, net	0%	—%	1%
Income (loss) before income taxes	(18)%	1%	2%
Net income (loss)	(18)%	—%	1%

Revenue

		% Change		% Change
(in thousands, except percentages)	2017	2017 to 2016	2016	2016 to 2015	2015
Total revenue	$292,894	(29)%	$411,423	21%	$339,439
We sell substantially all of our products to original equipment manufacturers, or OEMs. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change and as manufacturing costs are reduced. Our sales transactions to customers are denominated primarily in U.S. dollars, with some portions in Chinese Renminbi (“RMB”) and Japanese Yen (“JPY”). Revenue is driven by the volume of shipments and may be impacted by pricing pressures. We have generated most of our revenue from a limited number of customers.
Customers accounting for more than 10% of our total revenue and revenue from our top five customers for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Years Ended December 31,
	2017	2016	2015
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd (1)	40%	50%	44%
Ciena Corporation	16%	15%	21%
Percent of revenue from top five customers	78%	82%	82%

(1)	Huawei’s percentage of revenue included its affiliate, HiSilicon. Revenue from HiSilicon represented approximately 37%, 36% and 23% of total revenue, respectively, in 2017, 2016 and 2015.
For the years ended December 31, 2017, 2016 and 2015, our percentage of sales from our China-based subsidiaries, the majority of which were denominated in RMB, were 1%, 4% and 5%, respectively.
Total revenue decreased by $118.5 million, or 29%, in 2017 compared to 2016. The decrease was approximately equally attributable to a reduction in demand from China telecom carrier tender awards with an inventory overhang at our Chinese customers as described further in the section entitled "Business overview" above and lower revenue that resulted from the sale of assets related to our Low Speed Transceiver Products in January 2017. Revenue generated by Low Speed Transceiver Products before the asset sale was $1.5 million in 2017, compared to $63.6 million in 2016. In 2017, High Speed Products represented approximately 83% of total revenue, compared to 67% of total revenue in 2016 while Network Products and Solutions represented approximately 17% of total revenue in 2017, compared to approximately 33% of total revenue in 2016, which included Low Speed Transceiver Products. In 2017, revenue from China, United States, Japan and rest of the world was 55%, 14%, 3%, and 28% of total revenue, respectively, compared to 62%, 16%, 3%, and 19% of total revenue respectively, in 2016.
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
In 2018, we expect to resume growth in revenue from our High Speed Products. We also expect that a significant portion of our revenue will continue to be derived from a limited number of customers.
Cost of goods sold and gross margin

		% Change		% Change
(in thousands, except percentages)	2017	2017 to 2016	2016	2016 to 2015	2015
Cost of goods sold	$231,415	(21)%	$294,290	22%	$240,358
Gross profit	$61,479	(48)%	117,133	18%	99,081

	2017	2016	2015
Gross profit as a % of revenue	21.0%	28.5%	29.2%
Our cost of goods sold consists primarily of the cost to produce wafers, modules and to manufacture and test our products. Additionally, our cost of goods sold includes stock-based compensation, write-downs of excess and obsolete inventory, royalty payments, amortization of certain purchased intangible assets, depreciation, acquisition-related fair value adjustments, restructuring cost, warranty, shipping and allocated facilities costs.
In 2017, gross profit decreased $55.7 million, or 48%, to $61.5 million in 2017, compared to $117.1 million in 2016. Our gross margin percent decreased by approximately eight percentage points to 21% in 2017 as compared to 2016. Approximately 6 percentage points of the decline in gross margin was driven by under-utilization attributable to lower volumes in our manufacturing plants, approximately 1.6 percentage points of the decline was due to inventory write-downs and reserves for non-cancelable purchase orders associated with excess inventory related to the demand reductions from China based customers and higher warranty reserves related to a quality rework requirement. These production volume declines were driven by: (a) lower end customer demand and therefore the need to decrease production and reduce inventory; and (b) lower output volumes at our wafer fabrication facility in Japan due to lower yields where we had end customer demand but could not support the demand with production output. Approximately 1 percentage point of the decline was driven by restructuring costs and discontinued product inventory write-downs related to our decisions to end-of life certain products. These gross margin reductions were offset by lower intangible amortization and stock-based compensation charges in 2017 which contributed 1.4 percentage points of improvement.
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
Our gross margin percent decreased by approximately one percentage point to 28.5% in 2016 from 29.2% in 2015, primarily attributable to a  $1.8 million increase in stock-based compensation expense and $1.4 million of unfavorable cost of goods sold impact as a result of the unrecoverable inventory associated with the bankruptcy reorganization by one of our distributors and lower pricing, partially offset by production cost reduction and favorable product mix resulting from an increase in sales volume of our High Speed Products.
We expect that our gross profit and gross margin are likely to increase in 2018 due to a variety of factors, including favorable product mix, vertical integration, reduced amortization expense for purchased intangible assets and introduction of new products. Other factors that can affect our gross margin include production volume, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, revaluation of stock appreciation unit awards that are impacted by our stock price, write-downs of excess and obsolete inventories and warranty costs. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate, particularly in the quarters subsequent to the periods in which the negotiations occurred.
Operating expenses

		% Change		% Change
(in thousands, except percentages)	2017	2017 to 2016	2016	2016 to 2015	2015
Research and development	$58,287	2%	$57,376	29%	$44,533
Sales and marketing	17,760	(4)%	18,595	18%	15,823
General and administrative	34,453	—%	34,409	—	31,635
Amortization of purchase intangible assets	472	(71)%	1,609	(10)%	1,791
Acquisition and asset sale related costs	130	(94)%	2,125	128%	934
Gain on asset sale	(2,193)	—%	—	—%	—
Asset impairment charge	—	—%	—	(100)%	368
Restructuring charges	3,934	—%	—	(100)%	44
Total operating expenses	$112,843	(1)%	$114,114	20%	$95,128
Research and development
We focus our research and development effort primarily on the high speed market. Research and development expense increased $0.9 million, or 2%, in 2017 compared to 2016. The increase was primarily due to a $2.7 million increase in salaries and related expenses, a $1.2 million increase in facilities-related cost and $0.8 million increase in depreciation expense. These increases were partially offset by a $2.3 million decrease in stock-based compensation expense compared to the 2016, which included higher stock-based compensation relating to a higher market price of our stock and the accelerated vesting of our market-based stock awards and a $1.3 million decrease in variable compensation.
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
We believe that investments in research and development are important to help meet our strategic objectives. In 2018, we plan to continue to invest in research and development activities, including new products that we believe will further enhance our competitive position. Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred. As a percentage of total revenue, our research and development expense may vary as our investment and revenue levels change over time.
Sales and marketing
Sales and marketing expense decreased by $0.8 million, or 4%, in 2017 compared to 2016, primarily due to a $2.4 million decrease in stock-based compensation expense compared to the 2016, which included higher stock-based compensation relating to a higher market price of our stock and the accelerated vesting of our market-based stock awards, and a $1.1 decrease in commissions and other variable compensation. These decreases were partially offset by a $0.6 million provision for bad debt expense in 2017, a $1.4 million increase in salaries and related expenses and a $0.3 million increase in product promotion costs.
Sales and marketing expense increased by $2.8 million, or 18%, in 2016 compared to 2015, primarily due to a $2.3 million increase in stock-based compensation expense, a $1.0 million increase in salaries and benefits and a $0.6 million increase in commission expense, partially offset by a $1.0 million decrease in bad debt provision largely due to collections.
We expect to continue to expand our high speed market focus and increase sales coverage of DCI market while controlling our sales and marketing expenses in 2018, even as our business continues to expand geographically. Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs and services and facility costs. As a percentage of total revenue, our sales and marketing expense may vary as our revenue changes over time.
General and administrative
General and administrative expense consists of personnel costs, including stock-based compensation, for our finance, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.
General and administrative expense was flat in 2017 as compared to 2016. Increases included a $1.8 million increase in audit and accounting related fees and a $1.5 million increase in professional and legal expenses. These increases were offset by a $2.1 million decrease in stock-based compensation expense compared to the 2016, which included higher stock-based compensation relating to a higher market price of our stock and the accelerated vesting of our market-based stock awards and $1.5 million decrease in variable compensation.
General and administrative expense increased by $2.8 million, or 9%, in 2016 compared to 2015. The increase was primarily due to a $2.5 million increase in stock-based compensation, a $0.7 million increase in salaries and benefits, and a $0.4 million increase in outside services driven by legal fees, partially offset by a $0.8 million decrease in variable compensation expenses.
We expect to continue to focus on controlling our general and administrative expense in 2018. As a percentage of total revenue, our general and administrative expense may vary as our revenue changes over time.
Amortization of purchased intangible assets
Our intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology and patents and leasehold interests are included within cost of goods sold, while customer relationships and non-compete agreements are recorded within operating expenses.
In 2017, amortization of purchased intangible assets was $1.3 million, comprising of $0.8 million in cost of goods sold and $0.5 million in operating expenses. Amortization of purchased intangible assets decreased by approximately $3.2 million in 2017 compared to 2016, primarily due to certain intangible assets being fully amortized in 2016.
In 2016, amortization of purchased intangible assets was $4.5 million, comprising of $2.9 million in cost of goods sold and $1.6 million in operating expenses. Amortization of purchased intangible assets decreased by approximately $0.7 million in 2016 compared to 2015, primarily due to certain intangible assets from our past acquisitions being fully amortized.
Acquisition and asset sale related costs
In 2017, we incurred $0.1 million in acquisition and asset sale related transaction costs related to legal, accounting and other professional services.
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
Asset impairment charge
There were no asset impairment charges in 2017 and 2016. In 2015, we recognized asset impairment charges of $0.4 million of which $0.2 million was attributable to a write-down of held-for-sale assets acquired from EMCORE and $0.2 million was attributable to charges for equipment related to our product phase out effort.
Restructuring charges
In 2017, we initiated restructuring actions in order to focus on key growth initiatives and to achieve a lower break even revenue level through lower operating expenses and manufacturing costs. Actions included a reduction in force, facilities consolidation and certain asset-related adjustments. These actions are expected to reduce quarterly operating expenses and costs of goods sold by approximately $2.0 million and $0.6 million, respectively, when fully realized in the first quarter of 2018. We recorded $0.8 million and $3.9 million in restructuring charges within cost of goods sold and operating expenses in in 2017, respectively. Additionally, we recorded a charge of $2.0 million to cost of goods sold in 2017 for discontinued product inventory write-downs related our decisions to end-of-life certain products.
There were no restructuring charges in 2016. We recorded $0.2 million in related restructuring charges in 2015, within cost of goods sold and operating expenses.
Interest and other income (expense), net

		% Change		% Change
(in thousands, except percentages)	2017	2017 to 2016	2016	2016 to 2015	2015
Interest and other income (expense), net	$(1,060)	(384)%	$373	(87)%	$2,819

Interest and other income (expense), net consists of interest income, interest expense and other income, net. Interest income consists of income earned on our cash, cash equivalents and short-term investments. Interest expense consists of amounts incurred for interest on our outstanding debt. Other income, net includes foreign currency transaction gains and losses along with government subsidies. The functional currency of our subsidiaries in China and Japan is the RMB and the JPY, respectively.
Interest expense included in interest and other income (expense), increased in 2017 as compared to 2016. The increase in interest expense was due to increase in outstanding borrowings during 2017.
Interest and other income, net decreased $2.4 million, or 87%, in 2016 from $0.9 million in 2015. The decrease was primarily due to a $3.5 million decrease in other income, net driven by foreign exchange loss resulting from a weaker RMB and a stronger JPY against the U.S. dollars, partially offset by a $0.8 million decrease in interest expense and a $0.2 million increase in interest income.
Income taxes and effective tax rates

	Years ended December 31,
(in thousands, except percentages)	2017	2016	2015
Provision for income taxes	$(909)	$(3,597)	$(3,104)
Effective tax rate	(2)%	106%	46%
In 2017, our income tax provision was primarily related to the operating profit realized in our foreign subsidiaries in Japan and China. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue.
The effective tax rate was (2)% in 2017 as compared to 106% in 2016 mainly due to lower earnings in foreign jurisdictions and increase in net loss generated in the U.S. in 2017.
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
In December 2017, the U.S. President signed into U.S. law the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). The new legislation, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet. Given that the deferred tax assets are offset by a full valuation allowance, we believe these changes will have no net impact on our financial position and net loss. However, if and when we become profitable, we will receive a reduced benefit from such deferred tax assets. In addition, the Tax Reform includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a US taxpayer's foreign subsidiaries. We have performed an earnings and profits analysis, and as a result of net operating loss carry forward available to fully offset the anticipated transition tax, we believe there will be no income tax effect in the current period.
Liquidity and capital resources
As of December 31, 2017, we had working capital of $110.8 million, including total cash, cash equivalents, short-term investments and restricted cash of $93.9 million. Approximately 31% of our total cash, cash equivalents, short-term investments and restricted cash were held by our foreign entities, including approximately $25.9 million in accounts held by our subsidiaries in China, of which $2.7 million was in restricted cash, and approximately $2.7 million in accounts held by our subsidiary in Japan. Cash, cash equivalents, investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.
Approximately $8.8 million of our retained earnings within our total accumulated deficit as of December 31, 2017 was subject to restrictions due to the fact that our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves as well as allocate a discretionary portion of their after-tax profits to their staff welfare and bonus fund. This restricted amount is not distributable as cash dividends except in the event of liquidation.
In January 2017, we completed the sale of certain Low Speed Transceiver Products’ assets for approximately $25.0 million in consideration plus approximately $1.4 million for a post-closing transition services arrangement. The consideration was reduced by $3.4 million for inventory adjustment after closing to approximately $21.6 million, which was subject to other adjustments of up to $10.0 million for any potential claims. See Note 9 in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.
In September 2017 we entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent for a lender group (the "Wells Fargo Credit Facility" or "Credit Facility"), and the $20.0 million amount outstanding under our Comerica Bank Credit Facility, which has since been terminated, was paid in full.
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
The Credit Facility agreement requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Borrowing Base calculation contains a customary provision that gives the lender the ability to reduce the Borrowing Base by reserves that are subjectively determinable, which is considered a subjective acceleration clause. We are required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million must be unused borrowing capacity. Borrowings under the Credit Facility are collateralized by substantially all of our assets. We were in compliance with the covenants of this Credit Facility as of December 31, 2017. As of December 31, 2017, the outstanding balance under the Credit Facility was $30.0 million and the weighted average rate under the LIBOR option was 3.29%. The remaining borrowing capacity was $20.0 million of which $5.0 million is required to be maintained as unused borrowing capacity.
We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of December 31, 2017, our subsidiary in China had three line of credit facilities with banking institutions. The total amount available for short-term borrowings under these line of credit facilities as of December 31, 2017 was $43.4 million. In July 2017, we borrowed $17.0 million under a line of credit facility with CITIC Bank which was repaid when due in January 2018. This line of credit facility expired in September 2017, but was renewed in December 2017 with a new expiration date of November 2018. In February 2018, we borrowed $17.0 million from CITIC Bank under the credit facility.

As of December 31, 2017 and December 31, 2016, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $1.6 million and $6.4 million, respectively. Compensating balances relating to these credit facilities totaled $0.5 million and $2.1 million, respectively, as of December 31, 2017 and December 31, 2016. Compensating balances are classified as restricted cash on our consolidated balance sheets. See Note 3 and Note 11 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.
As of December 31, 2017, we had three loan arrangements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (collectively the “Mitsubishi Bank Term Loans”). One of Mitsubishi Bank Term Loans requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date while the other requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on these loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by real estate collateral. The third term loan of 690 million JPY (approximately $6.2 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan is available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.1 million) under this loan was fully drawn as of December 31, 2017. As of December 31, 2017, our total outstanding principal balance under the Mitsubishi Bank Term Loans was 1.9 billion JPY (approximately $16.9 million). See Note 11 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. In January 2018, we repaid one of the Mitsubishi Bank Term Loans of 500 million JPY (approximately $4.4 million).
In January 2018, we entered into a term loan agreement with Bank of Tokyo-Mitsubishi UFJ, Ltd. (the "Mitsubishi Bank") and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $7.8 million). The full amount of the term loan of 850 million JPY (approximately $7.8 million) was drawn in January 2018. Interest on this term loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. This term loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months. Historically, we have collected on the notes receivable in full at the time of maturity.
In 2017, we generated operating losses of $51.4 million and negative cash flows from operations of $32.8 million. We had an accumulated deficit of $352.0 million as of December 31, 2017. Our operating results and cash flows during this period have been negatively affected by reduced demand in China stemming from delayed provincial deployments and a buildup of inventory at one or more of our leading customers, which is expected to continue into early 2018. In response, we implemented restructuring plans in May and September 2017 that included a reduction in force and consolidation of facilities, which are expected to reduce quarterly expenses by approximately $2.6 million when fully realized in the first quarter of 2018. We also reduced or delayed certain product development projects and capital expenditures, aggressively pursued collections of accounts and notes receivable and continued to closely manage production and inventory levels.
As of December 31, 2017, the remaining borrowing capacity under our revolving line of credit agreement with Wells Fargo, was $20.0 million of which $5.0 million is required to be maintained as unused borrowing capacity. As of December 31, 2017, we also have approximately $5.5 million available for short-term borrowings under two line of credit agreements in China that expire in July 2019 and approximately $37.9 million under third line of credit agreement with CITIC Bank in China that expires in November 2018. As of December 31, 2017, $17.0 million was due to CITIC Bank under an old line of credit, which was repaid in January 2018. Additionally, we had $6.0 million of current portion of long-term debt as of December 31, 2017, of which we paid $4.4 million in January 2018 and plan to pay out the remaining current portion of long-term debt out of our existing available cash. As noted above, in January 2018, we entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $7.8 million). In February 2018, we borrowed $17.0 million under third line of credit agreement with CITIC Bank in China that expires in November 2018.
We believe we will have sufficient resources to fund our currently planned operations and expenditures over the next twelve months without additional financing or other actions. In addition, we believe there are a number of ongoing and potential actions that may further strengthen our projected cash and projected financial position.
We operate in an industry that makes our prospects difficult to evaluate with certainty. Future declines in China market demand or other changes to our forecasts could adversely affect our results of operations, financial position and cash flows. As a result, we may need to raise additional debt or equity capital to fund our operations. Any additional debt arrangements may likely require regular interest or principal payments which could adversely affect our operations. There can be no assurance that additional debt or equity capital will be available on acceptable terms, or at all. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
Rusnano Rights Agreement
Under our amended rights agreement, dated June 30, 2015, with Rusnano, one of our principal stockholders, we agreed to a $30.0 million investment commitment (the “Investment Commitment”) toward our Russian operations. The Investment Commitment can be partially satisfied by cash and/or non-cash investment inside or outside of Russia. Our $21.0 million investment milestone for 2016 was met as of December 31, 2016. If certain of the Investment Commitments are not achieved in the indicated time frames through 2019, we have the ability to exit our Russian operations by paying an exit fee of up to $2.0 million. See Note 13, Commitments and contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information.
Cash flow discussion
The table below sets forth selected cash flow data for the periods presented:

	Years ended December 31,
(in thousands)	2017	2016	2015
Net cash provided by (used in) operating activities	$(32,767)	$53,836	$26,138
Net cash used in investing activities	(15,676)	(49,470)	(21,906)
Net cash provided by financing activities	43,102	3,516	29,623
Effect of exchange rates on cash and cash equivalents	1,747	(1,470)	(802)
Net increase (decrease) in cash and cash equivalents	$(3,594)	$6,412	$33,053

Operating activities
In 2017, net cash used in operating activities was $32.8 million, compared to $53.8 million net cash provided by operating activities in 2016. The decrease was primarily attributable to a $48.3 million decrease in cash flows related to net loss and non-cash adjustments, $34.0 million decrease in cash flows related to decreased accounts payable, $21.0 million decrease in cash flows related to a buildup in inventories in the first half of 2017. The decreases were partially offset by a $10.7 million increase in cash flows from collection of accounts receivable primarily driven by lower revenue and strong collections and a $6.2 million increase in cash flows from accrued and other liabilities primarily relating to the TSA with APAT OE payable in the current year.
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
Investing activities
In 2017, net cash used in investing activities was $15.7 million, a $33.8 million decrease compared to $49.5 million used in 2016. The decrease in net cash used in investment activities was primarily attributable to a $21.6 million in proceeds from the sale of our Low Speed Transceiver Products’ assets in January 2017 and a $4.3 million decrease in property, plant and equipment purchases in 2017.
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
Financing activities
In 2017, net cash provided by financing activities was $43.1 million, a $39.6 million increase compared to $3.5 million in 2016. The increase was primarily attributable to $30.0 million in new borrowing under our Wells Fargo Credit Facility ($10.0 million net of repayment of $20.0 million owed under the Comerica Bank Credit Facility), and $34.0 million from notes payable to banks in China.
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
Contractual obligations and commitments
The following summarizes our contractual obligations as of December 31, 2017:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable and short-term borrowing (1)	$35,607	$35,607	$—	$—	$—
Long-term debt (1)	46,942	6,091	3,816	33,834	3,201
Retirement obligations (2)	4,616	387	684	899	2,646
Operating leases (3)	30,475	3,512	6,677	5,916	14,370
Purchase commitments (4)	32,102	32,102	—	—	—
Rusnano payment derivative (5)	389	—	389	—	—
Asset retirement obligations (6)	3,252	—	—	—	3,252
Expected interest payments (7)	6,097	1,909	2,351	1,769	68
Total	159,480	$79,608	$13,917	$42,418	$23,537
Uncertainty in timing of future payments:
Restricted retained earnings	8,820
Deferred compensation plan	547
Total commitments	$168,847

____________________________________________

(1)	See Note 11, Debt, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our debt.

(2)	See Note 12, Pension Plans, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our retirement obligations.

(3)	We have entered into various non-cancelable operating lease agreements for our offices in China, U.S. and Canada.

(4)
This is an estimate of the amount outstanding under open purchase orders for the purchase of inventory and other goods at December 31, 2017.  Certain of these open purchase orders may be cancellable without penalty.

(5)	See Note 13, Commitments and contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our Rusnano Payment Derivative.

(6)
We have an asset retirement obligation of $3.1 million associated with our facility lease in California which is included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2017. We also have a $0.1 million asset retirement obligation in Japan.

(7)	We calculate the expected interest payments based on our long-term debt at prevailing interest rates as of December 31, 2017.
Uncertain Tax Positions
As of December 31, 2017, the liability for uncertain tax positions was $0.2 million. We cannot conclude on the timing of cash payments associated with our uncertain tax positions.
Rusnano Rights Agreement
In connection with our April 2012 common stock private placement transaction, we entered into a rights agreement with Rusnano. Refer to the discussion in the “Liquidity and Capital Resources – Rusnano Rights Agreement” section.
Off-balance sheet arrangements
During the years ended December 31, 2017 and 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, corporate notes and bonds and money market funds meeting certain criteria. These securities are classified as available-for-sale which are recorded on the balance sheet at fair value. We have determined that the gross unrealized gains or losses on the available-for-sale securities at December 31, 2017 are temporary in nature. We may sell these marketable securities investments in the future to fund future operating needs.
As of December 31, 2017, we had $34.0 million outstanding under our China credit facilities, $30.0 million outstanding under our U.S. credit facilities and $16.9 million outstanding under our term loans with the Mitsubishi Bank, which were subject to fluctuations in interest rates. For the year ended December 31, 2017, a hypothetical 10% increase in the interest rate could result in $0.3 million additional annual interest expense. The hypothetical assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.
Foreign currency exchange risk
Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statements of operations. A large portion of our business is conducted through our subsidiaries in China, whose functional currency is the RMB and Japan, whose functional currency is the JPY. To the extent that transactions by these subsidiaries are in currencies other than their functional currencies, we bear the risk that fluctuations in the exchange rates of the RMB and JPY in relation to other currencies could increase our costs and expenses. During the year ended December 31, 2017, we recognized net foreign currency transaction losses of $0.5 million. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB or JPY may materially and adversely affect our results of operations upon translation of these subsidiaries’ financial statements into U.S. dollars. While we generate a significant portion of our revenue in U.S. dollars, a significant portion of our cost of goods sold are in RMB. Therefore appreciation in RMB against the U.S. dollar would negatively impact our cost of goods sold upon translation to U.S. dollars. For example, for the year ended December 31, 2017, a 10% appreciation in RMB against the U.S. dollar would have resulted in an approximately $1.2 million increase in our cost of goods sold.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of NeoPhotonics Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NeoPhotonics Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 8, 2018

We have served as the Company's auditor since 2014.

NEOPHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except par data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$78,906	$82,500
Short-term investments	12,311	19,015
Restricted cash	2,658	4,085
Accounts receivable, net of allowance for doubtful accounts	67,229	80,610
Inventories	67,301	48,237
Assets held for sale	—	13,953
Prepaid expenses and other current assets	36,235	22,396
Total current assets	264,640	270,796
Property, plant and equipment, net	127,565	106,867
Purchased intangible assets, net	4,294	5,562
Goodwill	1,115	1,115
Other long-term assets	5,339	6,547
Total assets	$402,953	$390,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,017	$84,766
Notes payable and short-term borrowing	35,607	30,190
Current portion of long-term debt	6,005	747
Accrued and other current liabilities	43,242	30,625
Total current liabilities	153,871	146,328
Long-term debt, net of current portion	40,556	10,215
Other noncurrent liabilities	14,075	8,939
Total liabilities	208,502	165,482
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
At December 31, 2017, 44,219 shares issued and outstanding; at December 31, 2016, 42,526 shares issued and outstanding	111	106
Additional paid-in capital	545,953	532,378
Accumulated other comprehensive income (loss)	398	(8,401)
Accumulated deficit	(352,011)	(298,678)
Total stockholders’ equity	194,451	225,405
Total liabilities and stockholders’ equity	$402,953	$390,887

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Revenue	$292,894	$411,423	$339,439
Cost of goods sold	231,415	294,290	240,358
Gross profit	61,479	117,133	99,081
Operating expenses:
Research and development	58,287	57,376	44,533
Sales and marketing	17,760	18,595	15,823
General and administrative	34,453	34,409	31,635
Amortization of purchased intangible assets	472	1,609	1,791
Acquisition and asset sale related costs	130	2,125	934
Restructuring charges	3,934	—	44
Gain on asset sale	(2,193)	—	—
Asset impairment charges	—	—	368
Total operating expenses	112,843	114,114	95,128
Income (loss) from operations	(51,364)	3,019	3,953
Interest income	198	303	121
Interest expense	(1,362)	(402)	(1,243)
Other income, net	104	472	3,941
Total interest and other income (expense), net	(1,060)	373	2,819
Income (loss) before income taxes	(52,424)	3,392	6,772
Provision for income taxes	(909)	(3,597)	(3,104)
Net income (loss)	$(53,333)	$(205)	$3,668
Basic net income (loss) per share	$(1.23)	(0.00)	$0.10
Diluted net income (loss) per share	$(1.23)	(0.00)	$0.09
Weighted average shares used to compute basic net income (loss) per share	43,431	41,798	37,421
Weighted average shares used to compute diluted net income (loss) per share	43,431	41,798	38,686

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
(in thousands)	2017	2016	2015
Net income (loss)	$(53,333)	$(205)	$3,668
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	8,803	(6,640)	(6,987)
Unrealized gains (losses) on available-for-sale securities, net of zero tax	17	10	(35)
Defined benefit pension plans:
Loss arising during the period	(32)	(72)	(40)
Curtailments, settlements and other	—	—	—
Tax	11	24	13
Total other comprehensive income (loss)	8,799	(6,678)	(7,049)
Comprehensive loss	$(44,534)	$(6,883)	$(3,381)

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2014	32,752	$82	$456,189	$5,326	$(302,141)	$159,456
Comprehensive loss	—	—	—	(7,049)	3,668	(3,381)
Issuance of common stock from public stock offering, net of discount and offering costs	6,867	17	45,621	—	—	45,638
Issuance of common stock upon exercise of stock options	304	1	1,177	—	—	1,178
Issuance of common stock under employee stock purchase plan	600	1	1,538	—	—	1,539
Issuance of common stock for vested restricted stock units	558	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(95)	—	(727)	—	—	(727)
Stock-based compensation costs	—	—	7,953	—	—	7,953
Balances at December 31, 2015	40,986	102	511,750	(1,723)	(298,473)	211,656
Comprehensive loss	—	—	—	(6,678)	(205)	(6,883)
Issuance of common stock from public stock offering, net of discount and offering costs				—	—	—
Issuance of common stock upon exercise of stock options	1,013	3	3,668	—	—	3,671
Issuance of common stock under employee stock purchase plan	351	1	2,778	—	—	2,779
Issuance of common stock for vested restricted stock units	226	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(50)	—	(615)	—	—	(615)
Stock-based compensation costs	—	—	14,797	—	—	14,797
Balances at December 31, 2016	42,526	106	532,378	(8,401)	(298,678)	225,405
Comprehensive loss	—	—	—	8,799	(53,333)	(44,534)
Issuance of common stock upon exercise of stock options	665	2	2,481	—	—	2,483
Issuance of common stock under employee stock purchase plan	349	1	2,392	—	—	2,393
Issuance of common stock for vested restricted stock units	806	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(127)	—	(998)	—	—	(998)
Stock-based compensation costs	—	—	9,702	—	—	9,702
Balances at December 31, 2017	44,219	$111	$545,953	$398	$(352,011)	$194,451

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$(53,333)	$(205)	$3,668
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,350	22,400	22,875
Stock-based compensation expense	8,206	17,076	7,763
Deferred taxes	792	(668)	(641)
Amortization of investment, debt and other	247	159	296
Loss (gain) on disposal of property and equipment	(1,746)	185	394
Loss (gain) on foreign currency hedges	(2,104)	1,640	—
Allowance for doubtful accounts	577	(382)	640
Write-down of inventories	8,349	2,983	6,486
Foreign currency remeasurement and other, net	2,583	(2,661)	(2,992)
Asset impairment charges	324	—	368
Adjustment to fair value of Rusnano payment derivative	—	—	(141)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	13,166	2,496	2,529
Inventories	(22,347)	(1,332)	(14,899)
Prepaid expenses and other assets	(11,409)	(11,184)	(1,691)
Accounts payable	(10,874)	23,111	(4,692)
Accrued and other liabilities	6,452	218	6,175
Net cash (used in) provided by operating activities	(32,767)	53,836	26,138
Cash flows from investing activities
Purchase of property, plant and equipment	(47,409)	(51,693)	(16,837)
Proceeds from sale of property, plant and equipment and other assets	21,809	179	245
Purchase of marketable securities	(52,062)	(82,728)	(37,130)
Proceeds from sale of marketable securities	52,272	63,841	18,103
Proceeds from maturity of marketable securities	6,458	23,148	4,000
Change in restricted cash	1,638	(618)	10,135
Settlement of foreign currency hedges	1,618	(1,599)	—
Acquisition of businesses, net	—	—	(422)
Net cash used in investing activities	(15,676)	(49,470)	(21,906)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	4,893	6,587	2,717
Tax withholding on restricted stock units	(998)	(615)	(727)
Proceeds from (payments for) public stock offering, net of offering costs	(117)	(164)	45,648
Proceeds from bank loans	112,834	95,200	80,256
Repayment of bank and acquisition-related loans	(68,492)	(96,119)	(94,032)
Proceeds from issuance of notes payable	6,621	16,032	21,259
Repayment of notes payable	(11,639)	(18,007)	(25,498)
Proceeds from government grants	—	602	—
Net cash provided by financing activities	43,102	3,516	29,623
Effect of exchange rates on cash and cash equivalents	1,747	(1,470)	(802)
Net increase (decrease) in cash and cash equivalents	(3,594)	6,412	33,053
Cash and cash equivalents at the beginning of the period	82,500	76,088	43,035
Cash and cash equivalents at the end of the period	$78,906	$82,500	$76,088
Supplemental disclosure of cash flow information:
Cash paid for interest	$732	$263	$878
Cash paid for income taxes	5,388	2,215	264
Supplemental disclosure of noncash investing and financing activities:
Restricted cash receipt and payable related to asset purchase agreement	—	1,039	—
Unpaid deferred offering costs	—	117	—
Decrease (increase) in unpaid property, plant and equipment	6,072	(13,629)	(396)
Modification of bank loan with Comerica	—	—	15,786
Issuance of note to seller of acquired business	—	—	15,482
Transfer of restricted investments to short-term investments	—	—	8,296
Asset retirement obligation	2,146	—	—
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
Going Concern
Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires an entity to disclose information about its potential inability to continue as a going concern when conditions and events indicate that it is probable that the entity may be unable to meet its obligations as they become due within one year. Management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission ("SEC") in March 2018. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2017, the Company’s working capital was $110.8 million, including available cash, cash equivalents, short-term investments and restricted cash of approximately $93.9 million. In 2017, the Company had operating losses of $51.4 million and negative cash flows from operations of $32.8 million. It had an accumulated deficit of approximately $352.0 million as of December 31, 2017.

The Company's operating results and cash flows for 2017 have been negatively affected by reduced demand in China stemming from delayed provincial deployments and a buildup of inventory at one or more of our leading customers, which is expected to continue into early 2018. In response, the Company implemented restructuring plans in May and September 2017 that included a reduction in force and consolidation of facilities, which are expected to reduce expenses. The Company has also reduced or delayed certain product development projects and capital expenditures, aggressively pursued collections of accounts and notes receivable and continued to closely manage production and inventory levels.

In September 2017, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") which provides for borrowings under an accounts receivable based formula up to a maximum of $50.0 million. As of December 31, 2017, $30.0 million was outstanding under this line. The remaining borrowing capacity as of December 31, 2017 was $20.0 million, of which $5.0 million is required to be maintained as unused borrowing capacity. Borrowings under the Wells Fargo line are not due until June 30, 2022 as long as the borrowing base is not less than the outstanding amount (see Note 11). The Company also has approximately $5.5 million available for short-term borrowings under two line of credit agreements with Pudong Bank in China that expire in July 2019 and approximately $37.9 million under third line of credit agreement with CITIC Bank in China which was renewed in December 2017 and expires in November 2018. In February 2018, the Company borrowed $17.0 million under this third line of credit agreement with CITIC Bank in China.

The Company believes it will have sufficient resources to fund its currently planned operations and expenditures over the next twelve months without additional financing or other actions.  In addition, the Company believes there are a number of ongoing and potential actions that may further strengthen its projected cash and projected financial position.

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
For the year ended December 31, 2017, two customers accounted for 40% and 16% of the Company’s total revenue.  For the year ended December 31, 2016, two customers accounted for 50% and 15% of the Company’s total revenue.  For the year ended December 31, 2015, two customers accounted for 44% and 21% of the Company’s total revenue. The percentage of revenue from top five customers was 78%, 82% and 82% for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, three customers accounted for approximately 36%, 14% and 10%, respectively, of the Company’s total accounts receivable. As of December 31, 2016, three customers accounted for 42%, 12% and 12% of the Company’s total accounts receivable.
Restricted cash
As a condition of the notes payable lending arrangements and the line of credit facilities, the Company is required to keep a compensating balance at the issuing banks. In addition, the Company also maintained restricted cash in connection with the asset purchase agreement executed in December 2016, see Note 9. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s consolidated balance sheets. As of December 31, 2017 and 2016, the amount of restricted cash was $2.7 million and $4.1 million, respectively.
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Inventories are stated at the lower of standard cost, which approximates actual cost determined on the weighted average basis, or net realizable value. Inventories are recorded using the first-in, first-out method. The Company routinely evaluates quantities and values of inventories in light of current market conditions and market trends, and records a write-down for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of inventory could differ from forecasted demand. The Company also regularly reviews the cost of inventories against their estimated market value and records a lower of cost or market write-down for

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

inventories that have a cost in excess of estimated market value, resulting in a new cost basis for the related inventories which is not reversed.
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
Goodwill
Goodwill is reviewed for impairment annually in the fourth fiscal quarter or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company will assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further steps are required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. The Company had no goodwill impairment in 2017 or 2016.
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company recorded asset impairment charges of $0.4 million in restructuring charges in 2017 (see Note 10). There were no asset impairment charges in 2016. The Company recorded asset impairment charges of $0.4 million in 2015 related to certain held-for-sale property, plant and equipment.
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Foreign currency
Generally the functional currency of the Company’s international subsidiaries is the local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Effective July 1, 2016, the Company has established a hedging program using monthly forward exchange contracts as economic hedges to protect against volatility of foreign exchange rate exposure of its net intercompany activities based on a cost-benefit analysis that considers that magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instruments. The forward contracts are not designated for hedge accounting and are marked to market at fair value and reported as either other current assets or accounts payable. Any changes in the fair value are recorded as foreign exchange gain (loss) and help mitigate the changes in the value of the underlying net intercompany balances. The Company recognized a $2.1 million gain and $1.6 million loss in

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2017 and 2016, respectively, relating to its foreign currency contracts within other income, net. Net foreign exchange gain (loss) was ($0.5) million, $(0.1) million, and $3.4 million in 2017, 2016, and 2015, respectively. These gains and losses were recorded as other income (expense), net in the Company’s consolidated statements of operations. The Company presents the cash flows relating to these foreign exchange contracts as investing activities in its consolidated statements of cash flows.
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASC 2016-18”). This standard provides guidance on the classification and presentation of restricted cash in the statement of cash flows and must be applied retrospectively. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). This standard provides guidance on the tax accounting for the transferring and receiving entities upon transfer of an asset. ASU 2016-16 is effective for the Company’s interim and annual periods beginning after December 15, 2017 and should be applied on a modified retrospective basis. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”). The standard, along with the amendments issued in 2016 and 2015, provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-9 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-9; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-9 recognized at the date of initial application and providing certain additional disclosures. This standard, as amended, is effective for annual and interim periods beginning after December 15, 2017 and

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

permits entities to early adopt for annual and interim reporting periods beginning after December 15, 2016. The Company will adopt this standard in the first quarter of 2018, using the full retrospective transition method. We have substantially completed our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements and our internal controls over financial reporting.

3. Cash, cash equivalents, short-term investments and restricted cash
The following table summarizes the Company’s cash, cash equivalents, short-term investments, and restricted cash at December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$78,906	58,691
Cash equivalents	—	23,809
Cash and cash equivalents	$78,906	$82,500
Short-term investments	$12,311	$19,015
Restricted cash	$2,658	$4,085
The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents and short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2017				As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market accounts	$—	$—	$—	$—	$23,809	$—	$—	$23,809
Money market funds	11,561	—	—	11,561	199	—	—	199
Corporate debt securities	—	—	—	—	9,438	4	(3)	9,439
Government agency securities	—	—	—	—	3,767	—	(10)	3,757
U.S. government securities	751	—	(1)	750	5,008	—	(10)	4,998
Sovereign government bonds	—	—	—	—	622	—	—	622
Total	$12,312	$—	$(1)	$12,311	$42,843	$4	$(23)	$42,824
Reported as:
Cash equivalents	$—	$—	$—	$—	$23,809	$—	$—	$23,809
Short-term investments	12,312	—	(1)	12,311	19,034	4	(23)	19,015
Total	$12,312	$—	$(1)	$12,311	$42,843	$4	$(23)	$42,824

As of December 31, 2017 and 2016, maturities of marketable securities were as follows (in thousands):

	December 31, 2017	December 31, 2016
Less than 1 year	$12,311	$36,054
Due in 1 to 2 years	—	6,468
Due in 3 to 5 years	—	302
Total	$12,311	$42,824
Realized gains and losses on the sale of marketable securities during the years ended December 31, 2017, 2016 and 2015 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the years ended

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017, 2016 or 2015.  As of December 31, 2017, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

4. Fair value measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments:
Money market funds	$11,561	$—	$—	$11,561	$199	$—	$—	$199
U.S. government securities	750	—	—	750	4,998	—	—	4,998
Money market accounts	—	—	—	—	—	23,809	—	23,809
Corporate debt securities	—	—	—	—	—	9,439	—	9,439
Government agency securities	—	—	—	—	—	3,757	—	3,757
Sovereign government bonds	—	—	—	—	—	622	—	622
Total	$12,311	$—	$—	$12,311	$5,197	$37,627	$—	$42,824
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$523	$—	$—	$523	$622	$—	$—	$622

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees to provide participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded as of December 31, 2017 and 2016. The assets held by the Rabbi Trust are in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its consolidated balance sheets as of December 31, 2017 and 2016. Level 1 assets are determined by using quoted prices in active markets for identical assets. The fair values of Level 2 assets are priced based on quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data using inputs such as benchmark yields, broker quotes and other similar data.
The following table presents the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2017				As of December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Rusnano payment derivative	$—	$—	$389	$389	$—	$—	$389	$389
Foreign currency forward contracts	—	(43)	—	(43)	—	41	—	41
	$—	$(43)	$389	$346	$—	$41	$389	$430

The fair value of the Rusnano payment derivative is based on the Company’s estimate (see Note 13). The fair values of the foreign currency forward contracts are based on quoted market rates and market observable data for similar instruments. There were no transfers between levels of the fair value hierarchy during the periods presented.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In 2017 and 2016, there were no assets or liabilities measured at fair value on a nonrecurring basis. In 2015, the Company wrote off $0.2 million of property, plant and equipment and $0.2 million of held-for-sale assets recognized and recognized asset impairment charges of $0.4 million within operating expenses (Level 3). These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considered the discounted cash flows and categorized the fair value measurement as Level 3 as significant unobservable inputs were used in the valuation.
Assets and Liabilities Not Measured at Fair Value

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The carrying values of cash, restricted cash, accounts receivable, accounts payable, notes payable and short-term borrowing approximate their fair values due to the short-term nature and liquidity of these financial instruments.
The fair value of the Company’s long-term debt have been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of liabilities with a similar maturity and discounting the cash flows at that rate which it considers to be a level 2 fair value measurement and was not materially different than the carrying value as of December 31, 2017 and 2016 as the interest rates approximated rates currently available to the Company. The fair values do not necessarily give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.

5. Net income (loss) per share
The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$(53,333)	$(205)	$3,668
Denominator:
Weighted average shares used to compute per share amount:
Basic	43,431	41,798	37,421
Dilutive effect of equity awards	—	—	1,265
Diluted	43,431	41,798	38,686
Basic net income (loss) per share	$(1.23)	(0.00)	$0.10
Diluted net income (loss) per share	$(1.23)	(0.00)	$0.09

The Company has excluded the impact of the following outstanding employee stock options, restricted stock units, common stock warrants and shares expected to be issued under its employee stock purchase plan from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	December 31,
	2017	2016	2015
Employee stock options	3,934	4,301	2,176
Restricted stock units	2,405	2,089	954
Employee stock purchase plan	421	306	318
	6,760	6,696	3,448

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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited supplemental pro forma information presents the combined results of operations of NeoPhotonics Corporation for the periods presented as though the companies had been combined as of the beginning of 2014. In the year ended December 31, 2017, 2016 and 2015, revenue related to products acquired from EMCORE was approximately $96.0 million, $80.8 million and $55.8 million, respectively. The pro forma financial information reflects adjustments related to transaction costs of $0.3 million and $0.6 million in the years ended December 31, 2015 and 2014, respectively, as well as immaterial employee expense in the year ended December 31, 2015. Incremental intangible amortization, inventory and depreciation adjustments were also added to the 2014 period.  There were no sales between the business acquired from EMCORE and the Company in the periods presented. The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

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

7. Purchased intangible assets
Purchased intangible assets consist of the following (in thousands):

	December 31, 2017			December 31, 2016
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$37,684	$(34,923)	$2,761	$36,918	$(33,316)	$3,602
Customer relationships	15,425	(14,835)	590	15,039	(13,990)	1,049
Leasehold interest	1,309	(366)	943	1,226	(315)	911
	$54,418	$(50,124)	$4,294	$53,183	$(47,621)	$5,562

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

	Years ended December 31,
	2017	2016	2015
Cost of goods sold	$869	$2,871	$3,349
Operating expenses	472	1,609	1,791
Total	$1,341	$4,480	$5,140

The estimated future amortization expense of purchased intangible assets as of December 31, 2017, is as follows (in thousands):

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2018	$1,208
2019	807
2020	689
2021	689
2022	103
Thereafter	798
$4,294

8. Balance sheet components
Restricted Cash
Restricted cash was as follows (in thousands):

	December 31,
	2017	2016
Restricted in connection with notes payable and short-term borrowing (see Note 11)	$2,658	$2,098
Restricted in connection with asset purchase agreement (see Note 9)	—	1,987
Total restricted cash	$2,658	$4,085
Reported as:
Restricted cash	$2,658	$4,085

Accounts receivable, net
Accounts receivable, net were as follows (in thousands):

	December 31,
	2017	2016
Accounts receivable	$65,499	$78,143
Trade notes receivable	2,356	2,892
Allowance for doubtful accounts	(626)	(425)
	$67,229	$80,610

The table below summarizes the movement in the Company’s allowance for doubtful accounts (in thousands):

Balance at December 31, 2014	$(241)
Provision for bad debt	(640)
Write-offs, net of recoveries	38
Balance at December 31, 2015	(843)
Reversal of provision for bad debt	382
Write-offs, net of recoveries	36
Balance at December 31, 2016	(425)
Provision for bad debt	(577)
Write-offs, net of recoveries	376
Balance at December 31, 2017	$(626)
Inventories
Inventories were as follows (in thousands):

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2017	2016
Raw materials	$33,400	$23,348
Work in process	13,246	10,996
Finished goods(1)	20,655	13,893
	$67,301	$48,237

(1) Included in finished goods was $7.1 million and $8.3 million of inventory at customer vendor managed inventory locations at December 31, 2017 and 2016, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets were as follows (in thousands):

	December 31,
	2017	2016
Prepaid taxes and taxes receivable	$15,162	$16,102
Transition services agreement receivable (see Note 9)	12,817	—
Deposits and other prepaid expenses	4,138	3,571
Other receivable	4,118	2,723
	$36,235	$22,396

Property, plant and equipment, net
Property, plant and equipment, net were as follows (in thousands):

	December 31,
	2017	2016
Land	$3,083	$2,847
Buildings	24,102	22,107
Machinery and equipment	189,527	160,314
Furniture, fixtures, software and office equipment	9,948	8,413
Leasehold improvements	26,007	14,541
	252,667	208,222
Less: Accumulated depreciation	(125,102)	(101,355)
	$127,565	$106,867

Depreciation expense was $27.0 million, $17.9 million and $17.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. In 2017, the Company wrote off certain leasehold improvements in its facilities in California and recorded a restructuring charge of $0.1 million in connection with the Company’s restructuring actions. Purchases of property, plant and equipment unpaid as of December 31, 2017, 2016 and 2015 was $10.0 million, $16.1 million and $2.5 million, respectively.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued and other current liabilities
Accrued and other current liabilities were as follows (in thousands):

	December 31,
	2017	2016
Employee-related	$12,990	$18,654
Transition services agreement payables (see Note 9)	11,222	—
Asset sale related contingent liabilities (see Note 9)	7,135	—
Income and other taxes payable	542	3,956
Deferred revenue, current	939	956
Accrued warranty	1,334	678
Rusnano payment derivative	—	389
Other accrued expenses	9,080	5,992
	$43,242	$30,625

Accrued warranty
The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Years ended December 31,
	2017	2016	2015
Beginning balance	$678	$1,175	$1,751
Warranty accruals	1,263	102	79
Settlements	(607)	(599)	(655)
Ending balance	$1,334	$678	$1,175

Other noncurrent liabilities
Other noncurrent liabilities were as follows (in thousands):

	December 31,
	2017	2016
Pension and other employee-related	$4,675	$5,045
Deferred rent	2,908	1,509
Deferred revenue	617	136
Government grant	1,095	1,048
Rusnano payment derivative	389	—
Deferred income tax liabilities	106	46
Asset retirement obligations and other	4,285	1,155
	$14,075	$8,939

9. Asset sale

In January 2017, the Company completed the sale of its Low Speed Transceiver Products’ assets to APAT OE pursuant to an asset purchase agreement dated December 14, 2016 for consideration of approximately $25.0 million (in RMB equivalent) plus approximately $1.4 million (in RMB equivalent) post-closing transaction service fees to be received under a transition services agreement with APAT OE in which the Company will provide short-term manufacturing and other specific services pursuant to such agreement. The related supply chain purchase commitments and value-added tax obligations have been assumed by APAT OE. The receivable and payable balances related to the transition service arrangement were $12.8 million and $11.2 million, respectively, as of December 31, 2017.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2016, the balance in assets held for sale was $13.9 million, consisting of $13.1 million in inventories and $0.8 million in property, plant and equipment. As a result of post-closing adjustments, total consideration was reduced by approximately $3.4 million for inventory. In addition, an immaterial amount of property, plant and equipment was reclassified from assets held for sale. Upon closing, assets sold to APAT OE were approximately $12.8 million, including approximately $12.1 million in inventories and $0.7 million in property, plant and equipment. The adjusted consideration received of approximately $21.6 million is subject to further reduction of up to $10.0 million for any indemnification claims. As of December 31, 2017, the Company has a reserve of $7.1 million within accrued and other current liabilities for warranty claims. The indemnification warranties expired on June 30, 2017. The Company recognized a $2.2 million gain on the sale of these assets within operating loss in 2017.
All of the Low Speed Transceiver Products were part of the Company’s Network Products and Solution product group and included the low speed optical network (PON) products for which the end-of-life plan was announced in mid-2016.

10. Restructuring
In 2017, the Company initiated restructuring actions in order to focus on key growth initiatives and a lower break even revenue level through lower operating expenses and manufacturing costs. Actions included a reduction in force, facilities consolidation and certain asset-related adjustments. The Company recorded $0.8 million and $3.9 million in restructuring charges within cost of goods sold and operating expenses in 2017, respectively. Additionally, the Company recorded a charge of $2.0 million to cost of goods sold in 2017 for discontinued product inventory write-downs related the Company's decisions to end-of-life certain products. There were no restructuring charges in 2016. There were no restructuring liabilities as of December 31, 2016.

	Employee Severance	Facilities Consolidation	Asset-Related	Total
Restructuring obligations December 31, 2016	$—	$—	$—	$—
Charges	2,308	2,003	434	4,745
Cash payments	(2,308)	(310)	(177)	(2,795)
Non-cash settlements and other	—	(113)	(214)	(327)
Restructuring obligations December 31, 2017	$—	$1,580	$43	$1,623

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Debt
The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	December 31, 2017		December 31, 2016
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Note payable to Pudong Bank	$17,000	4.10%	$—	—
Note payable to CITIC Bank	$17,000	4.00%	$—	—
Notes payable to suppliers	$1,607		$6,390	—
Short-term borrowing under Comerica Bank Credit Facility	—		23,800	3.37%
Total notes payable and short-term borrowing	$35,607		$30,190
Long-term debt, current and non-current:
Borrowing under Wells Fargo Credit Facility	$30,018	3.29%	$—
Mitsubishi Bank loans	$16,924	1.05% -1.45%	$11,253	1.43%
Unaccreted discount and issuance costs within current portion of long-term debt	(86)		(108)
Unaccreted discount and issuance costs within long-term debt, net of current portion	(295)		(183)
Total long-term debt, net of unaccreted discount and issuance costs	$46,561		$10,962
Reported as:
Current portion of long-term debt	$6,005		$747
Long-term debt, net of current portion	40,556		10,215
Total long-term debt, net of unaccreted discount and issuance costs	$46,561		$10,962
Notes payable
The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of December 31, 2017, the Company’s subsidiary in China had three, line of credit facilities with banking institutions:

•
Under the first line of credit facility with Pudong Bank, the Company can borrow up to RMB 120.0 million ($18.4 million) for short-term loans at varying interest rates, or up to approximately RMB 171.4 million ($26.3 million) for bank acceptance drafts (with a 30% compensating balance requirement).  This line of credit facility expires in July 2019. In November 2017, the Company borrowed $17.0 million under this line which bears interest at 4.1% and will mature in May 2018.

•
Under the second line of credit facility with Pudong Bank, which expires in July 2019, the Company can borrow up to RMB 30.0 million ($4.6 million) for short-term loans at varying interest rates, or up to approximately RMB 42.9 million ($6.6 million) for bank acceptance drafts (with a 30% compensating balance requirement).

•
In December 2017, the Company's subsidiary in China entered into a third line of credit facility with CITIC Bank in China, which expires in November 2018. The purpose of the credit facility is to provide short-term borrowings, bank acceptance drafts and letters of credits. Under this credit facility, the Company can borrow up to approximately RMB 250 million ($38.4 million) at varying interest rates.

The Company had another line of credit facility with CITIC Bank in China which expired during September 2017. In July 2017, the Company borrowed $17.0 million under this line which bore interest at LIBOR plus 2.55%. The amount of $17.0 million under this line was repaid to CITIC Bank in January 2018.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company's notes payable to its suppliers in China, had an outstanding balance of $1.6 million and $6.4 million as of December 31, 2017 and December 31, 2016, respectively. In addition to the outstanding notes payable, three letters of credit totaling $1.6 million were issued to its suppliers in 2016 for equipment purchases delivered by December 2016. These letters of credit required a 30% compensating balance. As of December 31, 2016, the outstanding balance of these letters of credit was immaterial and was fully repaid as of December 31, 2017. The total amount available for short-term borrowings under these line of credit facilities as of December 31, 2017 was $43.4 million.
As of December 31, 2017 and December 31, 2016, compensating balances relating to bank acceptance drafts and letters of credit issued to suppliers and the Company's subsidiaries totaled $0.5 million and $2.1 million, respectively. Compensating balances are classified as restricted cash on the Company’s consolidated balance sheets.
Credit Facilities
The Company had a credit agreement, as amended with the Comerica Bank as lead bank in the U.S. (the “Comerica Bank Credit Facility”) with a borrowing capacity to $30.0 million. In January 2017, the Company amended the Comerica Bank Credit Facility to extend the maturity to April 30, 2017 and to remove the financial covenant related to EBDITA. In April 2017, the Company amended the Comerica Bank Credit Facility to extend the maturity date to July 31, 2017 and to add a financial covenant that required maintenance of a modified EBITDA. In June 2017, the Company amended the Comerica Bank Credit Facility to extend the maturity to August 31, 2017, to allow NeoPhotonics China to borrow up to $17.0 million, to limit the indebtedness under the facility to $20.0 million and to modify the EBITDA requirement. In August 2017, the Credit Facility was further amended to extend the maturity to September 30, 2017. As of December 31, 2016, the Company was in compliance with the covenants of the credit facility except for exceeding the capital expenditure limit as of December 31, 2016 for which a waiver was obtained subsequent to the year end.
Borrowings under the Comerica Bank Credit Facility bore interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. The base rate was the greater of (a) the effective prime rate, (b) the Federal Funds effective rate plus one percent, and (c) the daily adjusting LIBOR rate plus one percent. The outstanding balance was $23.8 million as of December 31, 2016 and the rate on the LIBOR option was 3.37%.
In September 2017, the Company entered into a revolving line of credit agreement with Wells Fargo as the administrative agent for a lender group (the "Wells Fargo Credit Facility" or "Credit Facility"), and the amount outstanding under the Comerica Bank Credit Facility was paid in full.
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
The Credit Facility agreement ("Agreement") requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Company is required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million shall include unused borrowing capacity. The Agreement also restricts the Company's ability to dispose of assets, permit change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments and make certain restricted payments. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. The Company was in compliance with the covenants of this Credit Facility as of December 31, 2017. As of December 31, 2017, the outstanding balance under the Credit Facility was $30.0 million and the weighted average rate under the LIBOR option was 3.29% The remaining borrowing capacity as of December 31, 2017 was $20.0 million, of which $5.0 million is required to be maintained as unused borrowing capacity.
Acquisition-related

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In 2015, the Company repaid in full the $15.5 million note issued for the acquisition of the tunable laser products of EMCORE in January 2015 as well as the remaining balance of the 1,050 million Japanese Yen (the “JPY”) loan issued for the acquisition of NeoPhotonics Semiconductor in March 2013.
Mitsubishi Bank Loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the "Mitsubishi Bank") that provided for (i) a term loan in the aggregate principal amount of 500 million Japanese Yen (the “JPY”)  ($4.4 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($8.9 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by our Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.4 million).  The Term Loan A of 500 million JPY (approximately $4.4 million) was repaid to the Mitsubishi Bank in January 2018.
The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. Outstanding principal balance under the 2015 Mitsubishi Bank Loans and unamortized debt issuance costs were approximately 1.2 billion JPY (approximately $4.4 million for Term Loan A and $6.4 million for Term Loan B) and 43.0 million JPY (approximately $0.4 million), respectively, as of December 31, 2017. The Company was in compliance with the related covenants as of December 31, 2017 and December 31, 2016.
In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690 million JPY (approximately $6.1 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment acquired from the loan proceeds. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The loan is available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.1 million) under this loan was drawn as of December 31, 2017.
At December 31, 2017, maturities of long-term debt were as follows (in thousands):

2018	$6,091
2019	1,908
2020	1,908
2021	1,908
2022	31,926
Thereafter	3,201
$46,942

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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The funded status of these plans for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
	RAP	RAP	RAP
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$4,802	$5,086	$5,054
Service cost	—	—	—
Interest cost	5	11	10
Benefits paid	(411)	(551)	—
Actuarial (gain)/loss	32	72	40
Curtailment/Settlement	—	—	—
Transfer from DBCPP to RAP	—	—	—
Currency translation adjustment	188	184	(18)
Projected benefit obligation, end of period	$4,616	$4,802	$5,086
Change in plan assets:
Plan assets at fair value, beginning of period	$—	$—	$—
Employer contributions	—	—	—
Benefits paid	—	—	—
Transfer to DCP	—	—	—
Currency translation adjustment	—	—	—
Plan assets at calculated amount, end of period	$—	$—	$—
Amounts recognized in consolidated balance sheets:
Accrued and other current liabilities	$488	$393	$497
Other noncurrent liabilities	$4,128	$4,409	$4,589
Amount recognized in accumulated other comprehensive loss:
Defined benefit pension plans adjustment	$271	$230	$153
Accumulated benefit obligation, end of period	$4,616	$4,802	$5,086

Net periodic pension cost associated with these plans for the years ended December 31, 2017, 2016 and 2015 included the following components (in thousands):

	2017	2016	2015
	RAP	RAP	RAP
Service cost	$—	$—	$—
Interest cost	5	11	10
Other	—	—	—
Curtailment/settlement (gain) loss	—	—	—
Net periodic pension (gain) costs	$5	$11	$10

The projected and accumulated benefit obligations for the RAP were calculated as of December 31, 2017 and 2016 using a discount rate assumption of 0.1% and 0.1%, respectively.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated future benefit payments under the RAP are as follows (in thousands):

2018	$387
2019	183
2020	501
2021	611
2022	288
2023 - 2026	1,342
Thereafter	1,304
$4,616
401(k) Plan
The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). The Company currently matches a portion of all eligible employee contributions which vest immediately. The Company’s matching contributions to the plan totaled $0.5 million, $0.4 million and $0.3 million, respectively, for the years ended December 31, 2017, 2016, and 2015.

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
As of December 31, 2017, the future minimum commitments under the Company’s non-cancelable operating leases are as follows (in thousands):

Years ending December 31,
2018	$3,512
2019	3,608
2020	3,069
2021	2,977
2022	2,939
Thereafter	14,370
$30,475

The total minimum lease commitment amount above does not include minimum sublease rent income of $1.7 million receivable in the future under non-cancelable sublease agreements.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the Company’s operating leases was $4.6 million, $2.4 million and $2.2 million, respectively, in the years ended December 31, 2017, 2016, and 2015.
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
APAT Arbitration
On June 16, 2017, APAT Optoelectronics Components Co., Ltd. filed an arbitration claim against NeoPhotonics (China) Co., Ltd. (the Company’s China subsidiary), claiming that approximately $1.5 million of the inventory that was sold to APAT OE by NeoChina in an Asset Purchase Agreement executed between the parties on December 14, 2016 was aged inventory and of no value. The arbitration was heard in the Shenzhen Court of International Arbitration on August 2, 2017. On October 25, 2017, NeoPhotonics (China) Co., Ltd. was informed that it was successful in the defense of the dispute and was also successful in its counterclaim against APAT Optoelectronics Components Co., Ltd. NeoPhotonics (China) Co. Ltd. was awarded approximately RMB700,000 (approximately USD $100,000) in compensatory damages and attorney fees as well as having the approximately $1.5 million claim against it rejected in its entirety.
Indemnifications

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Purchase obligations
The Company has open purchase orders with its suppliers for the purchase of inventory and other items in the ordinary course of its business. As of December 31, 2017, the Company’s estimate of outstanding amounts under these purchase orders was approximately $32.1 million, primarily expected to be purchased within the next 12 months. Certain of these open purchase orders may be cancellable without penalty.
Penalty Payment Derivative
In connection with a private placement transaction with Joint Stock Company "Rusano" in 2012, (formerly Open Joint Stock Company “RUSNANO"), or Rusnano, in 2012, the Company agreed to certain performance obligations including establishing a wholly-owned subsidiary in Russia and making a $30.0 million investment commitment (the ‘Investment Commitment’) towards the Company’s Russian operations, which could be partially satisfied by cash and/or non-cash investment inside or outside of Russia and/or by way of non-cash asset transfers.
The Rights Agreement as amended in 2015 (the "Amended Rights Agreement") limits the maximum amount of penalties and/or exit fee (the "Rusano Payment") to be paid by the Company to $5.0 million in the aggregate and allows such payment to be reduced when certain milestones are met over time. The Amended Rights Agreement also provides for an updated investment plan for the Company’s Russian subsidiaries that includes non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones through 2019. The Company fulfilled its investment commitment required by 2016 and had contributed over $21.0 million in cash and assets to its subsidiaries in Russia as of December 31, 2016. Therefore, no amounts of the Rusnano Payment were due as of December 31, 2016 or December 31, 2017.
As of December 31, 2017, the remaining Investment Commitment was approximately $8.0 million to be invested at any time on or before December 31, 2019. At any point between December 31, 2017 and December 31, 2019, the Company may elect to pay a $2.0 million exit fee to terminate any remaining obligations associated with the Investment Commitment.
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
Rusnano has non-transferable veto rights over the Company’s Russian subsidiaries’ annual budget during the investment period and must approve non-cash asset transfers to be made in satisfaction of the Investment Commitment.  The Company accounted for the Rusnano Payment as an embedded derivative instrument.  The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative are recorded in other income (expense), net. The estimated fair value of this derivative was $0.4 million as of each of December 31, 2017 and December 31, 2016. As of December 31, 2017, the derivative was reported within other noncurrent liabilities and as of December 31, 2016 the derivative was reported within accrued and other current liabilities on the Company’s consolidated balance sheets. See Note 8.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Stockholders’ Equity
Common stock
As of December 31, 2017, the Company had reserved 7,297,302 shares of common stock for issuance under its stock plans and 278,673 shares of common stock for issuance under its employee stock purchase plan.
Resale Registration Statement
In December 2014, the Company entered into a Commitment to File a Registration Statement and Related Waiver of Registration Rights, whereby Rusnano waived certain registration rights in connection with a potential offering by the Company of shares of the Company’s common stock, and the Company committed to file with the U.S. Securities and Exchange Commission a resale registration statement on Form S-1 covering the resale of all shares of the Company’s common stock held by Rusnano. In each of 2015 and 2016, the Company filed such resale registration statement, which registered 4,972,905 shares of the Company’s common stock, at a par value of $0.0025 per share, held by Rusnano. The Company does not receive any proceeds from any sales of the Company’s common stock held by Rusnano (See Note 13).
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
Accumulated Other Comprehensive Income (Loss)
The following table shows the components of accumulated other comprehensive income (loss), net of taxes, as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Foreign currency translation adjustments	$567	$(8,235)
Unrealized gains on available-for-sale securities	(1)	(19)
Defined benefit pension plan adjustment	(168)	(147)
	$398	$(8,401)

No material amounts related to available-for-sale securities or the defined benefit pension plan were reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2017, 2016 or 2015.
Accumulated Deficit
Approximately $8.8 million and $8.7 million of the Company’s retained earnings within its accumulated deficit at December 31, 2017 and 2016, respectively, was subject to restriction due to a requirement that its subsidiaries in China set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

15. Stock-based compensation
Equity incentive programs
2004 Stock Option Plan
In March 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) for the benefit of its eligible employees, consultants and independent directors. In February 2011, in connection with the closing of the Company’s initial public offering and execution of the associated underwriting agreement, shares authorized for issuance under the 2004 Plan were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of December 31, 2017, options to purchase 481,725 shares were outstanding under the 2004 Plan and no shares were available for future grant.
2007 Stock Appreciation Grants Plan

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
As of December 31, 2017, 49,824 stock appreciation units were outstanding, of which 49,824 stock appreciation units were vested. The Company does not intend to grant additional stock appreciation units under the 2007 Plan.
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
Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2010 Plan was 865,420 shares. The number of shares of the Company’s common stock reserved for issuance under the 2010 Plan automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2010 Plan is 8,000,000 shares. As of December 31, 2017, stock options to purchase and restricted stock units to convert to a total of 5,301,808 shares of common stock were outstanding under the 2010 Plan and 909,805 shares were reserved for future issuance.
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
The 2010 ESPP initially authorized the issuance of 342,568 shares of the Company’s common stock pursuant to purchase rights granted to employees or to employees of designated affiliates. The number of shares of common stock reserved for issuance automatically increase on January 1st of each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lesser of (1) 3.5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 600,000 shares of common stock or (3) such lesser number of shares of common stock as determined by the Company’s board of directors. As of December 31, 2017, the Company had 278,673 shares reserved for future issuance.
2011 Inducement Award Plan

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The number of shares initially reserved for issuance under the 2011 Plan was 750,000 shares. The exercise price of awards shall be not less than 100% of the fair market value of the Company’s common stock on the date of grant. Each stock appreciation right grant will be denominated in shares of common stock equivalents. Options and stock appreciation rights have a maximum term of ten years measured from the date of grant, subject to earlier termination following the individual’s cessation of service with the Company. In 2015, an additional 100,000 shares were authorized for issuance by the Company’s board of directors. As of December 31, 2017, stock options to purchase and restricted stock units to convert to a total of 554,633 shares of common stock were outstanding under the 2011 Plan and 49,331 shares were reserved for future issuance.
Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Years ended December 31,
Stock options	2017	2016	2015
Weighted-average expected term (years)	5.99	5.75	5.33
Weighted-average volatility	65%	65%	60%
Risk-free interest rate	2.02%-2.08%	1.01%-1.76%	1.37%-1.85%
Expected dividends	— %	— %	— %
Stock appreciation units
Weighted-average expected term (years)	2.30	2.77	3.54
Weighted-average volatility	69%	61%	62%
Risk-free interest rate	0.51%-1.62%	0.45%-1.47%	0.25%-1.57%
Expected dividends	— %	— %	— %
ESPP
Weighted-average expected term (years)	0.72	0.73	0.69
Weighted-average volatility	61%	54%	58%
Risk-free interest rate	0.91%-1.31%	0.39%-0.45%	0.03%-0.14%
Expected dividends	— %	— %	— %

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
Stock-Based Compensation Expense

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the stock-based compensation expense recognized for the years ended December 31, 2017, 2016 and 2015. Unamortized stock-based compensation costs capitalized as part of inventory were immaterial in each of the periods presented (in thousands):

	Years ended December 31,
	2017	2016	2015
Cost of goods sold	$1,098	$3,130	$1,335
Research and development	2,491	4,760	2,049
Sales and marketing	1,697	4,105	1,794
General and administrative	2,920	5,081	2,585
	$8,206	$17,076	$7,763

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
Stock Option and Restricted Stock Unit Activity
The following table summarizes the Company’s stock option and restricted stock unit, or RSU, activity during the year ended December 31, 2017:

		Stock Options		Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	768,046	4,301,340	$5.18	2,089,473	$10.15
Authorized for issuance	1,488,411
Granted	(1,889,536)	502,746	7.37	1,386,790	7.86
Exercised/Converted		(665,393)	3.73	(805,463)	9.48
Cancelled/Forfeited	592,215	(205,164)	8.11	(266,163)	10.42
Balance at December 31, 2017	959,136	3,933,529	$5.55	2,404,637	$9.02

The following table summarizes information about stock options outstanding as of December 31, 2017:

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	3,830,959	$5.48	5.83	$6,919,879
Exercisable	3,084,096	$4.78	5.08	$6,706,040

The fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $1.5 million, $3.9 million and $1.3 million, respectively. The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2017 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2017. The intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015, was $3.0 million, $9.7 million and $1.6 million, respectively.
The weighted-average fair value of options granted was $4.43, $7.05 and $3.87 per share for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, there was $3.2 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 2.2 years.
Included in the outstanding stock options at December 31, 2017 are 1.0 million shares of market-based stock options granted to key personnel. The fair value of its market-based option grants was $4.72 for 2015 and $1.65 for 2014 using a Monte Carlo simulation model with the assumptions discussed above. These options vested in September 2016 as a result of the satisfaction of the market condition requiring the average closing price of the Company’s common stock over a period of 20 consecutive trading days to be equal to or greater than $15.00 per share and the recipients remaining in continuous service with the Company through such period. The Company recorded approximately $4.8 million in related stock-based compensation expense for these options in 2016.
The following table summarizes information about RSUs outstanding as of December 31, 2017:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	2,098,888	$—	1.26	$13,810,684

The fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $7.6 million, $1.6 million and $3.3 million, respectively. The intrinsic value of RSUs vested and expected to vest as of December 31, 2017 is calculated based on the fair value of the Company’s common stock as of December 31, 2017. The intrinsic value of RSUs converted during the years ended December 31, 2017, 2016 and 2015, was $6.4 million, $2.8 million and $4.3 million, respectively.
The weighted-average fair value of RSUs granted was $7.86, $12.33 and $7.46 per share for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the Company had $15.3 million of unrecognized stock-based compensation expense for RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 2.1 years.
The majority of the Company’s RSUs that were converted during the years ended December 31, 2017, 2016 and 2015 were net share settled. Upon each settlement date, RSUs were withheld to cover the minimum withholding tax and the remaining amounts were delivered to the recipient as shares of the Company’s common stock. In 2017, 2016 and 2015, the Company withheld 126,999, 49,838 and 95,227 shares, respectively, and remitted cash of $1.0 million, $0.6 million and $0.7 million, respectively, to the appropriate tax authorities.
Stock Appreciation Unit Activity
The following table summarizes the Company’s stock appreciation unit activity during the year ended December 31, 2017:

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Stock Appreciation Units	Weighted-Average Exercise Price
Stock appreciation units outstanding as of December 31, 2016	286,768	$4.87
Stock appreciation units exercised	(42,618)	$4.50
Stock appreciation units cancelled	(4,326)	$4.24
Stock appreciation units outstanding as of December 31, 2017	239,824	$4.95

The fair value of stock appreciation units vested was immaterial in 2017, $3.7 million in 2016 and immaterial in 2015. The intrinsic value of stock appreciation units is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2017. Cash paid for stock appreciation units exercised was $0.2 million in 2017, $0.5 million in 2016, and $0.1 million in 2015.
As of December 31, 2017 and 2016 the liability for settlement of stock appreciation units was approximately $0.8 million and $2.0 million, respectively, and was included in accrued and other current liabilities on the consolidated balance sheet, based on the fair value of the stock appreciation units, that will be recognized through settlement.
Included in the outstanding stock appreciation units at December 31, 2017 were 0.2 million shares of market-based stock appreciation units granted to key personnel which were granted during 2013. These market-based units vested in September 2016 upon the satisfaction of the market condition requiring the average closing price of the Company’s common stock over a period of 20 consecutive trading days to be equal to or greater than $15.00 per share and the recipients remaining in continuous service with the Company through such period. In 2017, the Company recorded approximately $0.3 million gain as compared to expense of approximately $0.9 million in 2016, in related stock-based compensation for these stock appreciation units.
Employee Stock Purchase Plan
The Company issued 349,175 shares under the 2010 ESPP during the year ended December 31, 2017. As of December 31, 2017, there was $0.8 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2018.

16. Income taxes
The provision for income taxes is based upon the income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
U.S. operations	$(52,725)	$(10,217)	$(7,212)
Non-U.S. operations	301	13,609	13,984
	$(52,424)	$3,392	$6,772

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current
Federal	$(144)	$(127)	$(48)
State	3	(13)	(8)
Foreign	363	(3,925)	(3,725)
	222	(4,065)	(3,781)
Deferred
Federal	4	(24)	(22)
State	—	—	—
Foreign	(1,135)	492	699
Total provision	$(909)	$(3,597)	$(3,104)
The provision for income taxes differs from the amount obtained by applying the U.S. federal statutory tax rate as follows (in thousands, except percentages):

	Years Ended December 31,
	2017	2016	2015
Federal statutory rate	35%	35%	35%
Tax at federal statutory rate	$18,354	$(1,185)	$(2,378)
State taxes, net of federal benefit	2	(8)	(8)
Mandatory repatriation/Section 956	(5,718)	(19)	(66)
Nondeductible expenses	(67)	(727)	(135)
Stock-based compensation	(314)	(877)	(465)
Change in valuation allowance	16,273	(1,455)	(958)
Research and development	851	1,175	1,017
Foreign rate differences	(2,819)	(1,215)	(844)
Foreign tax credit	144	127	30
Change in prior year deferred balances	(28,262)	920	417
Other	647	(333)	286
Total provision for income taxes from continuing operations	$(909)	$(3,597)	$(3,104)

Change in prior year deferred balances of $28.3 million include approximately $30.0 million related to remeasurement of U.S. federal deferred tax assets from corporate tax rate of 35% to 21%, based on the newly enacted tax laws in December 2017. See below for more discussion related to newly enacted tax laws in December 2017.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax assets and liabilities comprise the following (in thousands):

	December 31,
	2017	2016
Deferred Tax Assets:
Net operating loss carryforwards	$44,912	$55,274
Federal and state credits	26,170	23,372
Reserves, accruals and other	9,698	14,423
Fixed assets and intangibles	1,259	1,817
Total deferred tax assets	82,039	94,886
Valuation allowance	(76,101)	(90,060)
Total deferred tax assets, net of valuation allowance	5,938	4,826
Less deferred tax liabilities:
Acquired intangibles	(2,054)	(2,295)
Property, plant and equipment	(3,338)	(949)
Net deferred tax assets	$546	$1,582
Reported as:
Long term deferred tax assets, included within other long-term assets	$652	$1,628
Long term deferred income tax liabilities, included within noncurrent liabilities	(106)	(46)
Net deferred tax assets	$546	$1,582
The net valuation allowance decreased by $14.0 million in 2017 and increased by $1.1 million in 2016. The changes are primarily due to changes in the U.S. deferred tax assets. U.S. deferred tax assets and the corresponding valuation allowance have been re-measured based on the newly enacted tax rate in December 2017. The change in valuation allowance balance in 2017 has reflected such accounting impact. See more discussion below for change in U.S. tax laws. The Company did not record a full valuation allowance against its net deferred tax assets in most foreign jurisdictions as it believes these deferred tax assets were realizable on a more likely than not basis as of December 31, 2017. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulative net losses to date, the Company continues to maintain a full valuation allowance against its net U.S. deferred tax assets with the exception of indefinite deferred tax liabilities.
The Company adopted ASU 2016-9 effective January 1, 2017. Upon adoption, the Company's previously unrecognized excess tax benefits of $8.6 million had no impact on its accumulated deficit balance as the related U.S. deferred tax assets were fully offset by a valuation allowance.
As of December 31, 2017, the Company had federal and state net operating loss, or NOL, carryforwards of $244.7 million and $51.7 million, respectively. Federal NOL carryforwards start to expire in 2022 and a portion of the California NOL carryforwards will begin to expire in 2028. As of December 31, 2017, the Company also had federal and state research credit carryovers of $8.3 million and $15.8 million, respectively. The federal credits will begin to expire in 2018 and the state credits can be carried forward indefinitely. The Company also had $10.4 million of foreign tax credit carryforwards which will start to expire in 2022 if not utilized. Utilization of NOL carryforwards and carried over tax credits may be subject to substantial annual limitation due to federal and state ownership limitations. The annual limitation may result in the expiration of NOL and tax credit carryforwards before utilization. The deferred tax assets listed above do not include NOL carryforwards that are expected to expire unutilized as a result of existing ownership changes.
On December 22, 2017, the U.S. President signed into U.S. law the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). The new legislation, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet. Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company's financial position and net loss. However, if and when we become profitable, we will receive a reduced benefit from such deferred tax assets. In addition, the Tax Reform includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a US taxpayer's foreign subsidiaries. We have performed an earnings and profits analysis, and as a result of net operating loss carry forward available to fully offset the anticipated transition tax, there will be no income tax effect in the current period. Therefore, the preliminary accounting for this matter is

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

generally complete. Although foreign earnings have been included in US taxable income under the mandatory repatriation transition tax regime as discussed here, the Company has not changed its assertion to permanently reinvest the foreign earnings.
The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Reform. We expect to complete our analysis within the measurement period in accordance with SAB 118.
One of the Company’s China subsidiaries qualified for a preferential 15% tax rate that is available under the China Enterprise Income Tax Law, or the EIT law, for new and high technology enterprises and was granted a 15% tax rate for tax years 2015 and 2014. In June 2016, China’s State Administration of Taxation issued a notice to adjust the requirements for high technology enterprise status and as a result, the Company’s China subsidiary did not meet the requirements for the tax year 2016 and computed its tax provision for 2016 based on a 25% regular corporate tax rate and remeasured its deferred tax assets accordingly. The Company realized benefits from the reduced tax rate of $0.9 million and $0.5 million in the years ended December 31, 2015 and 2014, respectively. The tax provision for 2017 was based on the 25% regular corporate tax rate.
At December 31, 2017, the Company’s gross unrecognized tax benefits were approximately $25.5 million, of which $0.2 million would impact the effective tax rate if recognized. Substantial portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company does not believe that the amount of unrecognized tax benefits will change significantly in the next twelve months. There were no interest or penalties related to unrecognized tax benefits. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2014	$18,372
Gross increases for tax positions of current year	2,314
Balance at December 31, 2015	20,686
Gross increases for tax positions of current year	2,920
Balance at December 31, 2016	23,606
Gross increases for tax positions of current year	1,933
Balance at December 31, 2017	$25,539

The Company’s material tax jurisdictions are the United States federal, California, Japan and China. As a result of NOL carryforwards, substantially all of the Company’s tax years remain open to U.S. federal and state tax examination. Tax years for 2011 and forward remain open for Chinese tax examination.

17. Segment and geographic information
The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company’s operations as a whole and reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources. In 2017, 2016 and 2015, the Company operated in one reportable segment.
Through 2017, the Company has aligned its products to High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2017	2016	2015
Revenue:
High Speed Products	$241,780	$277,258	$195,831
Network Products and Solutions	51,114	134,165	143,608
Total revenue	$292,894	$411,423	$339,439

The following tables set forth the Company’s revenue and asset information by geographic region. Revenue is classified based on the ship to location of the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenue:
China	$161,637	$254,685	$182,504
United States	41,538	67,807	77,867
Japan	8,586	12,037	12,713
Rest of world	81,133	76,894	66,355
Total revenue	$292,894	$411,423	$339,439

	As of December 31,
	2017	2016
Property, plant and equipment, net:
China	$37,212	$38,589
United States	42,243	31,101
Japan	43,826	31,784
Rest of world	4,284	5,393
Total	$127,565	$106,867

18. Selected Quarterly Financial Data (unaudited)
The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2017 and 2016:

Year ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(In thousands, except per share data)
Revenues	$71,688	$73,214	$71,121	$76,871
Gross profit	18,503	16,777	10,513	15,686
Net income (loss)	(11,522)	(9,341)	(18,187)	(14,283)
Basic net income (loss) per share	$(0.27)	$(0.22)	$(0.42)	$(0.32)
Diluted net income (loss) per share	$(0.27)	$(0.22)	$(0.42)	$(0.32)
Weighted averages shares used to compute basic net income (loss) per share	42,615	43,219	43,790	44,079
Weighted averages shares used to compute diluted net income (loss) per share	42,615	43,219	43,790	44,079

Year ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(In thousands, except per share data)
Revenues	$99,145	$99,129	$103,312	$109,837
Gross profit	31,122	27,529	27,449	31,033
Net income (loss)	2,310	2,676	(7,187)	1,996
Basic net income (loss) per share	$0.06	$0.06	$(0.17)	$0.05
Diluted net income (loss) per share	0.05	0.06	(0.17)	0.04
Weighted averages shares used to compute basic net income (loss) per share	41,121	41,603	42,038	42,421
Weighted averages shares used to compute diluted net income (loss) per share	43,648	44,320	42,038	45,767

19. Subsequent Events
Subsequent events included the following:
New term loan and repayment of Term Loan A in Japan
In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $7.8 million) (the “Term Loan C”).  The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan.  The Term Loan C will be secured by the assets owned by the Company's subsidiary in Japan. The Term Loan C is available from January 29, 2018 to January 29, 2025.  The full amount of the Term Loan C was drawn on January 29, 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018.
In January 2018, the Company repaid Term Loan A of 500 million JPY to Mitsubishi Bank.

Repayment of note payable to financial institution
In January 2018, the Company repaid $17.0 million to CITIC Bank, which was borrowed under a line of credit facility with CITIC Bank which expired in September 2017.
Note payable to financial institution
In February 2018, the Company borrowed $17.0 million from CITIC Bank, under the credit facility with CITIC Bank, which expires in November 2018.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation as of the end of the period covered in this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017 at a reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of our assessment, using the criteria in Internal Control – Integrated Framework (2013), our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2017, we made changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have completed our remediation efforts for the material weakness in our internal control over financial reporting identified during 2016. Specifically, our management, Audit Committee and Board of Directors took the following steps as part of our ongoing remediation efforts to address this issue:

(a)	Strengthened our cut-off controls by redesigning the controls with consideration of differing inherent risk, improved documentation standards and training; and

(b)	Restricted and enhanced system access rights to ensure adequate controls within the sales, operations and logistics organizations.

Other than the changes described above there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Controls
The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurance. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of NeoPhotonics Corporation
 Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NeoPhotonics Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 8, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 8, 2018

ITEM 9B.    OTHER INFORMATION
Not applicable.

Part III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1—Election of Directors” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC on or before April 30,  2018.
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
We intend to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at http://www.neophotonics.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2017.
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
3. Exhibits

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 29, 2011, by and among NeoPhotonics Corporation, Dulcimer Acquisition Corp., Santur and Shareholder Representative Services LLC, solely in its capacity as the Stockholder Representative.	Form 8-K	001-35061	2.1	October 18, 2011
2.2	Agreement and Plan of Demerger, dated as of January 18, 2013, by and among NeoPhotonics Corporation, LAPIS Semiconductor Co., Ltd., and NeoPhotonics Semiconductor GK.	Form 10-K	001-35061	2.2	March 15, 2013
2.3	Asset Purchase Agreement by and between NeoPhotonics Corporation and EMCORE Corporation, dated October 22, 2014.	Form 8-K	001-35061	10.1	October 27, 2014
2.4	Amendment to Asset Purchase Agreement by and between NeoPhotonics Corporation and EMCORE Corporation dated January 2, 2015	Form 8-K	001-35061	99.1	January 8, 2015
2.5	True-Up Confirmation Agreement, dated as of April 16, 2015, by and between NeoPhotonics Corporation and EMCORE Corporation	Form 8-K	001-35061	10.1	April 21, 2015
2.6*	Asset Purchase Agreement dated December 14, 2016, by and among NeoPhotonics Dongguan Co., Ltd., NeoPhotonics (China) Co., Ltd. and APAT Optoelectronics Components Co., Ltd.	Form 8-K	001-35061	2.1	January 23, 2017
2.7*	Supplementary Agreement to Asset Purchase Agreement, dated January 12, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.	Form 8-K	001-35061	2.2	January 23, 2017
2.8*	Second Supplementary Agreement to Asset Purchase Agreement, dated January 14, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.	Form 8-K	001-35061	2.3	January 23, 2017
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1/A	333-166096	4.1	May 17, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010
4.3	Commitment to File Registration Statement and Related Waiver of Registration Rights by and between NeoPhotonics Corporation and Open Join Stock Company “RUSNANO” dated as of December 18, 2014.	Form S-1	333-201180	4.4	December 19, 2014
10.1	Form of Indemnification Agreement entered into by and between NeoPhotonics Corporation and each of its directors and officers.	Form S-1	333-166096	10.1	April 15, 2010
10.2+	2004 Stock Option Plan, as amended, and related documents.	Form S-1	333-166096	10.2	April 15, 2010
10.3+	2007 Stock Appreciation Grants Plan and related documents.	Form S-1	333-166096	10.3	April 15, 2010
10.4+	2010 Equity Incentive Plan, as amended and forms of agreement thereunder.	Form S-8	333-189577	99.1	June 25, 2013
10.5+	Amended and Restated Non-Employee Director Compensation Policy of NeoPhotonics Corporation.	Form 10-K	001-35061	10.5	March 16, 2017

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.6+	2010 Employee Stock Purchase Plan.	Form S-1	333-166096	10.5	April 15, 2010
10.7	Lease by and between BRE/PCCP Orchard, LLC and NeoPhotonics Corporation, dated April 7, 1999 with the Summary of Basic Lease Terms and Addendum No. 1 to Lease, as amended by First Amendment to Lease dated November 22, 2002, the Second Amendment to Lease dated December 15, 2003, the Third Amendment to Lease dated March 13, 2007 and the Fourth Amendment to Lease dated May 28, 2010.	Form S-1	333-166096	10.6	July 23, 2010
10.8	First Lease Amendment by and between NeoPhotonics Corporation and Landlord as defined in the recitals thereto, dated May 21, 2013.	Form 10-Q	001-35061	10.3	August 8, 2013
10.9*	Maximum Comprehensive Credit Line Contract and Maximum Mortgage Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated November 3, 2008 and December 25, 2008, respectively.	Form S-1	333-166096	10.9	April 15, 2010
10.10	Property Lease Contract between NeoPhotonics (China) Co., Ltd. and Dongguan Conrad Hi-Tech Park Ltd., dated May 13, 2011.	Form 10-Q	001-35061	10.3	November 10, 2011
10.11	Building Lease Agreement between NeoPhotonics Japan Godo Kaisha and Jones Lang Lasalle K.K., dated September 8, 2011.	Form 10-Q	001-35061	10.4	November 10, 2011
10.12+	Employment Letter by and between NeoPhotonics Corporation and Timothy S. Jenks, dated March 30, 2010.	Form S-1	333-166096	10.17	April 15, 2010
10.13+	Offer Letter by and between NeoPhotonics Corporation and Clyde R. Wallin, dated December 20, 2013.	Form 10-K	001-35061	10.18	June 4, 2014
10.14+	Offer Letter by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated January 2, 2005.	Form S-1	333-166096	10.19	April 15, 2010
10.15*+	Offer Letter by and between NeoPhotonics (China) Co., Ltd. and Chi Yue (“Raymond”) Cheung, dated August 14, 2007.	Form S-1	333-166096	10.20	April 15, 2010
10.20+	2011 Inducement Award Plan and related documents.	Form S-8	333-177306	99.1	October 13, 2011
10.21	Lease between Santur Corporation and 40915 Encyclopedia Circle, LLC, dated June 28, 2010.	Form 10-K	001-35061	10.35	March 30, 2012
10.22+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Timothy S. Jenks.	Form 10-Q	001-35061	10.1	May 10, 2012

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.23	Industrial Space Lease between Santur Corporation and The Kaye Building, LLC, dated March 7, 2001.	Form 10-K	001-35061	10.36	March 30, 2012
10.24+	Amendment to Severance Rights Agreement, dated April 30, 2012, by and between the Company and Dr. Wupen Yuen.	Form 10-Q	001-35061	10.3	May 10, 2012
10.25	Share Purchase Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO.”	Form 8-K	001-35061	10.1	May 1, 2012
10.26	Rights Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO.”	Form 8-K	001-35061	10.2	May 1, 2012
10.27	Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and among NeoPhotonics Corporation, Comerica Bank, as agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	March 27, 2013
10.28	First Amendment to Credit Agreement, dated January 16, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	January 17, 2014
10.29	Second Amendment to Credit Agreement, dated February 14, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	February 18, 2014
10.30	Third Amendment to Credit Agreement, dated March 6, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	March 10, 2014
10.31	Fourth Amendment to Credit Agreement, dated May 19, 2014, by and among NeoPhotonics Corporation, Comerica Bank, as Agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	May 20, 2014
10.32+	Severance Rights Agreement, dated January 6, 2014, by and between NeoPhotonics Corporation and Clyde R. Wallin.	Form 10-Q	001-35061	10.4	June 24, 2014
10.33+	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Benjamin L. Sitler dated October 8, 2014.	Form 10-Q	001-35061	10.1	November 10, 2014
10.34**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated February 25, 2015 (Contract A).	Form 10-K	001-35061	10.42	March 16, 2015
10.35**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated February 25, 2015 (Contract B).	Form 10-K	001-35061	10.43	March 16, 2015
10.36	Letter Agreement by and between NeoPhotonics Corporation and Open Joint Stock Company "RUSNANO," dated March 2, 2015.	Form 10-K	001-35061	10.44	March 16, 2015
10.37	Amendment to Rights Agreement, dated as of July 13, 2015, by and between NeoPhotonics Corporation and Open Joint Stock Company “RUSNANO.”	Form 8-K	001-35061	10.1	July 15, 2015
10.38*	Amendment to Credit Agreement and Amendment to Security Agreement, dated October 20, 2015, by and between NeoPhotonics Corporation and CITIC Bank.	Form 10-Q	001-35061	10.2	November 6, 2015
10.39	Sixth Amendment to Credit Agreement and Amendment to Security Agreement, dated January 23, 2015, by and between NeoPhotonics Corporation, Comerica Bank, as Agent and sole Lender.	Form 8-K	001-35061	10.1	January 28, 2015

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.40	Seventh Amendment to Credit Agreement and Amendment to Security Agreement, dated March 31, 2015, by and between NeoPhotonics Corporation, Comerica Bank, as Agent and sole Lender.	Form 8-K	001-35061	10.1	April 1, 2015
10.42*	Comprehensive Credit Granting Contract, dated October 20, 2015, by and between Neophotonics (China) Co., Ltd., Neophotonics Dongguan Co., Ltd. and Shenzhen Branch CITIC Bank.	Form 10-K	001-35061	10.42	March 15, 2016
10.43*	Credit Line Agreement, dated July 9, 2015, by and between NeoPhotonics (China) Co., Ltd and Shanghai Pudong Development Bank Corporation.	Form 10-K	001-35061	10.43	March 15, 2016
10.44	First Lease Amendment to the Industrial Space Lease between NeoPhotonics Corporation, a successor-in-interest to Santur Corporation, and The Kaye Building, LLC, dated February 20, 2014.	Form 10-K	001-35061	10.44	March 15, 2016
10.45+	2016 Executive Officer Bonus Program.	Form 10-Q	001-35061	10.1	May 10, 2016
10.46+	Retention Agreement by and between the Company and Timothy S. Jenks, dated August 5, 2016.	Form 10-Q	001-35061	10.2	August 9, 2016
10.47+	Retention Agreement by and between the Company and Dr. Chi Yue (“Raymond”) Cheung, dated August 5, 2016.	Form 10-Q	001-35061	10.3	August 9, 2016
10.48+	Retention Agreement by and between the Company and Clyde R. Wallin, dated August 5, 2016.	Form 10-Q	001-35061	10.4	August 9, 2016
10.49+	Retention Agreement by and between the Company and Benjamin L. Sitler, dated August 5, 2016.	Form 10-Q	001-35061	10.5	August 9, 2016
10.50+	Retention Agreement by and between the Company and Dr. Wupen Yuen, dated August 5, 2016.	Form 10-Q	001-35061	10.6	August 9, 2016
10.51	Lease Agreement, dated September 9, 2016, by and between NeoPhotonics Corporation and SP Zanker Property LLC.	Form 10-Q	001-35061	10.7	November 8, 2016
10.52*	Extension dated September 14, 2016 of Property Lease Contract, dated May 31, 2011, by and between NeoPhotonics Dongguan Co., Ltd. and Dongguan Conrad Hi-Tech Park, Ltd.	Form 10-Q	001-35061	10.8	November 8, 2016
10.53	Eighth Amendment dated September 22, 2016 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.	Form 10-Q	001-35061	10.9	November 8, 2016
10.54	Ninth Amendment dated September 30, 2016 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.	Form 10-Q	001-35061	10.10	November 8, 2016
10.55*	Amendment dated August 3, 2016, by and between NeoPhotonics (China) Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch, to that certain Credit Line Agreement dated as of July 9, 2015	Form 10-Q	001-35061	10.11	November 8, 2016
10.56	Second Amendment dated August 2, 2016 to that certain Rights Agreement dated as of April 27, 2012 between the Company and Open Join Stock Company “RUSNANO”	Form 10-Q	001-35061	10.12	November 8, 2016

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.57*	Comprehensive Credit Granting Contract, dated October 21, 2016, by and between Neophotonics (China) Co., Ltd. and Shenzhen Branch CITIC Bank	Form 10-Q	001-35061	10.13	November 8, 2016
10.58*	Financing Line of Credit Agreement, dated July 25, 2016, by and between Neophotonics Dongguan Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch	Form 10-Q	001-35061	10.14	November 8, 2016
10.59	Tenth Amendment dated January 3, 2017 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.	Form 10-K	001-35061	10.59	March 16, 2017
10.60**	Term Loan Agreement, dated March 29, 2017, by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi.	Form 10-Q	001-35061	10.2	May 9, 2017
10.61	Lease Agreement, dated June 13, 2017, by and between NeoPhotonics Corporation and The Realty Associates Fund X, L.P.	Form 8-K	001-35061	10.1	June 19, 2017
10.62	Eleventh Amendment dated April 28, 2017 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.	Form 10-Q	001-35061	10.1	August 9, 2017
10.63	Twelfth Amendment dated June 29, 2017 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.	Form 8-K	001-35061	10.1	July 5, 2017
10.64	Consulting Agreement, by and between NeoPhotonics Corporation and Kainos Consulting, LLC, dated May 15. 2017.	Form 10-Q	001-35061	10.4	August 9, 2017
10.65+	Separation Agreement, by and between NeoPhotonics Corporation and Clyde R. Wallin, dated April 4. 2017.	Form 10-Q	001-35061	10.5	August 9, 2017
10.66+	2017 Performance Bonus Program.	Form 10-Q	001-35061	10.6	August 9, 2017
10.67+	Offer Letter dated July 13, 2017 by and between NeoPhotonics Corporation and Elizabeth Eby.	Form 10-Q	001-35061	10.1	November 8, 2017
10.68+	Retention Agreement dated August 14, 2017 by and between NeoPhotonics Corporation and Elizabeth Eby.	Form 10-Q	001-35061	10.2	November 8, 2017
10.69	Thirteenth Amendment effective as of August 23, 2017 to Revolving Credit and Term Loan Agreement, dated March 21, 2013, by and between NeoPhotonics Corporation and Comerica Bank, as Agent and sole Lender.	Form 8-K	001-35061	10.1	September 7, 2017
10.70	Credit Agreement, dated as of September 8, 2017, among NeoPhotonics Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent.	Form 8-K	001-35061	10.1	September 11, 2017
10.71*	Comprehensive Credit Granting Contract, dated December 14, 2017, by and between NeoPhotonics (China) Co., Ltd. and China CITIC Bank.	Form 8-K	001-35061	10.1	December 18, 2017
10.72+	Separation Agreement, by and between NeoPhotonics Corporation and Benjamin Sitler dated December 20, 2017.					X
10.73**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Toyko-Mitsubishi UFJ, Ltd. and The Yamanashi Chou Bank, Ltd. dated January 29, 2018					X
10.74+	Amendment to Retention Agreement by and between NeoPhotonics Corporation and Elizabeth Eby dated November 6, 2017.					X
21.1	List of subsidiaries of NeoPhotonics Corporation.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
______________________________________
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
Timothy S. Jenks
President, Chief Executive Officer and
Chairman of the Board of Directors

March 8, 2018
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy S. Jenks and Elizabeth Eby, and each of them, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 8, 2018 on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY S. JENKS	President, Chief Executive Officer and	March 8, 2018
Timothy S. Jenks	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ ELIZABETH EBY	Senior Vice President, Finance and Chief	March 8, 2018
Elizabeth Eby	Financial Officer (Principal Financial and
Accounting Officer)

/s/ CHARLES J. ABBE	Director	March 8, 2018
Charles J. Abbe

/s/ DMITRY AKHANOV	Director	March 8, 2018
Dmitry Akhanov

/s/ BANDEL L. CARANO	Director	March 8, 2018
Bandel L. Carano

/s/ RAJIV RAMASWAMI	Director	March 8, 2018
Rajiv Ramaswami

/s/ MICHAEL J. SOPHIE	Director	March 8, 2018
Michael J. Sophie

/s/ IHAB S. TARAZI	Director	March 8, 2018
Ihab S. Tarazi