Form 10-Q
period 2018-03-31
NEOPHOTONICS CORP
filed 2018-05-09
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

As of April 30, 2018, there were approximately 44,558,759 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION
For the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	March 31, 2018	December 31, 2017
(In thousands, except par data)
ASSETS
Current assets:
Cash and cash equivalents	$71,867	$78,906
Short-term investments	12,351	12,311
Restricted cash	2,722	2,658
Accounts receivable, net of allowance for doubtful accounts	68,173	67,229
Inventories	68,971	67,301
Prepaid expenses and other current assets	32,306	36,235
Total current assets	256,390	264,640
Property, plant and equipment, net	125,311	127,565
Purchased intangible assets, net	4,017	4,294
Goodwill	1,115	1,115
Other long-term assets	3,288	5,339
Total assets	$390,121	$402,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,331	$69,017
Notes payable and short-term borrowing	35,493	35,607
Current portion of long-term debt	2,981	6,005
Accrued and other current liabilities	44,936	43,242
Total current liabilities	144,741	153,871
Long-term debt, net of current portion	47,271	40,556
Other noncurrent liabilities	14,389	14,075
Total liabilities	206,401	208,502
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
As of March 31, 2018, 44,314 shares issued and outstanding; as of December 31, 2017, 44,219 shares issued and outstanding	111	111
Additional paid-in capital	549,189	545,953
Accumulated other comprehensive income	6,501	398
Accumulated deficit	(372,081)	(352,011)
Total stockholders’ equity	183,720	194,451
Total liabilities and stockholders’ equity	$390,121	$402,953

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

(In thousands, except per share data)	2018	2017
Revenue	$68,586	$71,688
Cost of goods sold	59,404	53,185
Gross profit	9,182	18,503
Operating expenses:
Research and development	13,888	15,544
Sales and marketing	4,124	4,932
General and administrative	7,650	11,426
Amortization of purchased intangible assets	119	118
Acquisition and asset sale related costs	14	130
Restructuring charges	31	227
Gain on asset sale	—	(2,000)
Total operating expenses	25,826	30,377
Loss from operations	(16,644)	(11,874)
Interest income	93	73
Interest expense	(708)	(137)
Other income (expense), net	(349)	249
Total interest and other income (expense), net	(964)	185
Loss before income taxes	(17,608)	(11,689)
Income tax (provision) benefit	(638)	167
Net loss	$(18,246)	$(11,522)

Basic net loss per share	$(0.41)	$(0.27)
Diluted net loss per share	$(0.41)	$(0.27)
Weighted average shares used to compute basic net loss per share	44,259	42,615
Weighted average shares used to compute diluted net loss per share	44,259	42,615

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,

(in thousands)	2018	2017
Net loss	$(18,246)	$(11,522)
Other comprehensive income:
Foreign currency translation adjustments, net of zero tax	6,102	2,468
Unrealized gains on available-for-sale securities, net of zero tax	1	3
Total other comprehensive income	6,103	2,471
Comprehensive loss	$(12,143)	$(9,051)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

(In thousands)	2018	2017
Cash flows from operating activities
Net loss	$(18,246)	$(11,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,005	6,185
Stock-based compensation expense	3,347	1,872
Deferred taxes	(42)	548
Others	116	99
Loss (gain) on sale of assets and other write-offs	2	(1,687)
Gain on foreign currency hedges	(1,557)	(652)
Allowance for doubtful accounts	(385)	80
Write-down of inventories	1,795	196
Foreign currency remeasurement	2,299	15
Change in assets and liabilities, net of effects of asset sale:
Accounts receivable	(383)	9,826
Inventories	(1,744)	(19,260)
Prepaid expenses and other assets	5,107	3,106
Accounts payable	(2,208)	(3,912)
Accrued and other liabilities	438	(3,642)
Net cash used in operating activities	(3,456)	(18,748)
Cash flows from investing activities
Purchase of property, plant and equipment	(8,293)	(17,570)
Proceeds from sale of property, plant and equipment and other assets	9	21,745
Purchase of marketable securities	(37)	(38,806)
Proceeds from sale of marketable securities	—	45,286
Proceeds from maturity of marketable securities	—	6,458
Settlement of foreign currency hedges	1,566	616
Net cash (used in) provided by investing activities	(6,755)	17,729
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	124	499
Tax withholding on restricted stock units	(60)	(37)
Payments for public stock offering	—	(117)
Proceeds from bank loans, net of debt issuance costs	24,442	23,625
Repayment of bank loans	(21,844)	(24,020)
Proceeds from issuance of notes payable	698	2,966
Repayment of notes payable	(868)	(3,722)
Proceeds from government grants	472	—
Net cash provided by (used in) financing activities	2,964	(806)
Effect of exchange rates on cash, cash equivalents and restricted cash	272	653
Net decrease in cash, cash equivalents and restricted cash	(6,975)	(1,172)
Cash, cash equivalents and restricted cash at the beginning of the period	81,564	86,585
Cash, cash equivalents and restricted cash at the end of the period	$74,589	$85,413
Supplemental disclosure of non-cash investing and financing activities:
Decrease (increase) in unpaid property, plant and equipment	$6,447	$(1,226)

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of presentation and significant accounting policies
Basis of Presentation and Consolidation
The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.
Going Concern
Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires an entity to disclose information about its potential inability to continue as a going concern when conditions and events indicate that it is probable that the entity may be unable to meet its obligations as they become due within one year. Management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Quarterly Report on Form 10-Q with the SEC in May 2018. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
As of March 31, 2018, the Company’s working capital was $111.6 million, including available cash, cash equivalents, short-term investments and restricted cash of approximately $86.9 million. In the first three months of 2018, the Company had operating losses of $16.6 million and cash used in operations of $3.5 million. It had an accumulated deficit of approximately $372.1 million as of March 31, 2018.
The Company's operating results and cash flows during the first three months of 2018 were negatively affected by continued demand that is lower than customer estimates that were used to put capacity in place over the last two years. This lower demand is primarily the result of delayed provincial deployments in China which is expected to continue through the first half of 2018. In response, the Company implemented restructuring plans in May and September 2017 that included a reduction in force and consolidation of facilities, in order to reduce expenses. The Company has also reduced or delayed certain product development projects and capital expenditures, aggressively pursued collections of accounts and notes receivable and continued to closely manage production and inventory levels.
In September 2017, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") which provides for borrowings under an accounts receivable based formula up to a maximum of $50.0 million. As of March 31, 2018, $30.0 million was outstanding under this line. The remaining borrowing capacity at March 31, 2018 was $20.0 million, of which $5.0 million is required to be maintained as unused borrowing capacity. Borrowings under the Wells Fargo line are not due until June 30, 2022 as long as the borrowing base is not less than the outstanding amount (See Note 9). The Company also has approximately $6.2 million available for short-term borrowings under two line of credit agreements with Pudong Bank in China that expire in July 2019 and approximately $22.5 million under a third line of credit agreement with CITIC Bank in China that expires in November 2018. Additionally, the Company has $3.0 million of current portion of long-term debt as of March 31, 2018, which it plans to pay out of its existing available cash.
The Company currently believes it will have sufficient resources to fund its currently planned operations and expenditures over the next twelve months without additional financing or other actions.  In addition, the Company believes there are a number of ongoing and potential actions that may further strengthen its projected cash and projected financial position.
The Company operates in an industry in which it is difficult to evaluate its prospects with certainty. Future declines in China market demand or other changes to the Company’s forecasts could adversely affect the Company’s results of operations, financial position and cash flows. As a result, the Company may need to raise additional debt or equity capital to fund its operations.  Any

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

additional debt arrangements may likely require regular interest and principal payments which could adversely affect the Company’s operations. There can be no assurance that additional debt or equity capital will be available on acceptable terms, or at all.
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
Concentration
In the three months ended March 31, 2018, Huawei Technologies Co. Ltd. and their affiliate HiSilicon Technologies (together with Huawei Technologies Co. Ltd., "Huawei") and Ciena Corporation ("Ciena") accounted for approximately 48% and 19% of the Company’s total revenue, respectively, and the Company’s top five customers represented approximately 84% of the Company’s total revenue. In the three months ended March 31, 2017, Huawei and Ciena accounted for approximately 41% and 14% of the Company’s total revenue, respectively, and the Company’s top five customers represented approximately 76% of the Company’s total revenue.
As of March 31, 2018, one customer accounted for approximately 52% of the Company’s accounts receivable. As of December 31, 2017, three customers accounted for approximately 36%, 14% and 10%, respectively, of the Company’s accounts receivable.
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
Accounting Standards Update Recently Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”). The standard, along with the amendments issued in 2016 and 2015, provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-9 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-9; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-9 recognized at the date of initial application and providing certain additional disclosures. This standard, as amended, is effective for annual and interim periods beginning after December 15, 2017 and permits entities to early adopt for annual and interim reporting periods beginning after December 15, 2016. The Company adopted this standard as of January 1, 2018, using the full retrospective transition method. See Note 2 for further details.

In May 2017, the FASB issued ASU No. 2017-9, Compensation—Stock Compensation (718)—Scope of Modification Accounting (ASU 2017-9”). This guidance redefines which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting for a share-based payment. ASU 2017-9 is effective for interim and annual periods after December 15, 2017 and early adoption is permitted in any interim period. The Company adopted this standard effective January 1, 2018. The impact on the Company's consolidated financial statements upon the adoption of this standard was immaterial.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-1”). This standard provides a framework in determining when a set of assets and activities is a business. ASU 2017-1 is effective for interim and annual periods beginning after December 15, 2017 on a prospective basis. The Company adopted this standard effective January 1, 2018. The impact on the Company's consolidated financial statements upon the adoption of this standard was immaterial.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASC 2016-18”). This standard provides guidance on the classification and presentation of restricted cash in the statement of cash flows and must be applied retrospectively. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018. The reclassified restricted cash balances from investing activities to changes in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows were not material for all periods presented.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). This standard provides guidance on the tax accounting for the transferring and receiving entities upon transfer of an asset. ASU 2016-16 is effective for the Company’s interim and annual periods beginning after December 15, 2017 and should be applied on a modified retrospective basis. Upon adoption of this standard on January 1, 2018, the Company recorded $1.8 million to accumulated deficit balance for intra-entity transfer of an asset other than inventory in prior years.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This standard provides guidance on the classification of certain cash receipts and payments in the statement of cash flows. It is effective, retrospectively, for the Company’s annual and interim reporting periods beginning after December 15, 2017 or prospectively from the earliest date practicable if retrospective application is impracticable. The Company adopted this standard effective January 1, 2018, using the retrospective transition method. The impact on the Company's consolidated financial statements upon the adoption of this standard was immaterial.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-1”).  ASU 2016-1 revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments and is effective for the Company’s annual and interim reporting periods beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018. The impact on the Company's consolidated financial statements upon the adoption of this standard was immaterial.
There have been no other changes in the Company’s significant accounting policies in the three months ended March 31, 2018, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Standards Update Not Yet Effective
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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Note 2. Revenue

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”.

On January 1, 2018, the Company adopted Topic 606 using the full retrospective method which required it to restate each prior reporting period presented. The adoption did not have a material impact on the Company's consolidated financial statements and as a result, no changes were made to prior reporting periods presented.

Product revenue
The Company develops, manufactures and sells optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks. Revenue is derived primarily from the sale of hardware products. The Company sells its products worldwide, primarily to leading network equipment manufacturers.

Revenue recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company generally bears all costs, risk of loss or damage and retains title to the goods up to the point of transfer of control of promised products to customers. Revenue related to the sale of consignment inventory at customer vendor managed locations is not recognized until the product is pulled from consignment inventory by customers. In instances where acceptance of the product or solutions is specified by the customer, revenue is deferred until such required acceptance criteria have been met. Shipping and handling costs are included in the cost of goods sold. The Company presents revenue net of sales taxes and any similar assessments.

Nature of products
Revenue from sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Three Months Ended March 31,

	2018	2017
High Speed Products	$59,090	$58,677
Network Products and Solutions	9,496	13,011
Total revenue	$68,586	$71,688

The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location of the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31

	2018	2017
China	$41,672	$38,386
United States	10,086	10,207
Japan	1,427	3,647
Rest of world	15,401	19,448
Total revenue	$68,586	$71,688
Deferred revenue

The Company records deferred revenue when cash payments are received or due in advance of our performance. Refer to Note 7 for disclosure of deferred revenue balances. The increase in the deferred revenue balances during the three months ended March 31, 2018 was immaterial, offset by approximately $0.4 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2017. The increase in the deferred revenue balances during the three months ended March 31, 2017 was $1.2 million, offset by approximately $0.3 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2016.

Contract assets
The Company records contract assets when the revenue is recognized but the customer payment is contingent on a future event. The balance of contract assets as of March 31, 2018 and December 31, 2017 was immaterial.

Refund liabilities
The Company records refund liabilities when the contract permits the customer to return the product if certain circumstances arise. The balance of refund liabilities as of March 31, 2018 and December 31, 2017 was immaterial.

Note 3. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,

	2018	2017
Numerator:
Net loss	$(18,246)	$(11,522)
Denominator:
Weighted average shares used to compute per share amount:
Basic	44,259	42,615
Dilutive effect of equity awards	—	—
Diluted	44,259	42,615

Basic net loss per share	$(0.41)	$(0.27)
Diluted net loss per share	$(0.41)	$(0.27)

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company has excluded the impact of the following outstanding employee stock options and restricted stock units as well as the shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	March 31,

	2018	2017
Employee stock options	3,940	4,161
Restricted stock units	2,377	2,168
Employee stock purchase plan	411	378
	6,728	6,707

Note 4. Cash, cash equivalents, short-term investments, and restricted cash

The following table summarizes the Company’s cash, cash equivalents, short-term investments and restricted cash (in thousands):

	March 31, 2018	December 31, 2017

Cash and cash equivalents:
Cash	$71,867	$78,906
Cash equivalents	—	—
Cash and cash equivalents	$71,867	$78,906
Short-term investments	$12,351	$12,311
Restricted cash	$2,722	$2,658

	March 31, 2018	December 31, 2017

Cash and cash equivalents:	$71,867	$78,906
Restricted cash	2,722	2,658
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$74,589	$81,564

As of March 31, 2018 and December 31, 2017, restricted cash included approximately $2.1 million pursuant to an asset purchase agreement with Optoelectronics Components Co., Ltd. (“APAT OE”) relating to the asset sale closed in January 2017, in addition to the compensating balances relating to the Company’s notes payable issued under its line of credit facilities in China. See Note 9. The following table summarizes the Company’s unrealized gains and losses related to its cash equivalents and short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of March 31, 2018				As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$11,598	$—	$—	$11,598	$11,561	$—	$—	$11,561
U.S. government securities	753	—	—	753	751	—	(1)	750
Total	$12,351	$—	$—	$12,351	$12,312	$—	$(1)	$12,311
Reported as:
Short-term investments	12,351	—	—	12,351	12,312	—	(1)	12,311
Total	$12,351	$—	$—	$12,351	$12,312	$—	$(1)	$12,311

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of March 31, 2018 and December 31, 2017, maturities of marketable securities were as follows (in thousands):

	March 31, 2018	December 31, 2017

Less than 1 year	$12,351	$12,311
Due in 1 to 2 years	—	—
Due in 3 to 5 years	—	—
Total	$12,351	$12,311

Realized gains and losses on the sale of marketable securities during the three months ended March 31, 2018 and 2017 were insignificant. The Company did not recognize any impairment losses on its marketable securities during the three months ended March 31, 2018 or 2017. As of March 31, 2018, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 5.  Fair value disclosures
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2018				As of December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments:
Money market funds	$11,598	$—	$—	$11,598	$11,561	$—	$—	$11,561
U.S. government securities	753	—	—	753	750	—	—	750
Total	$12,351	$—	$—	$12,351	$12,311	$—	$—	$12,311

Foreign currency forward contracts*	$—	$—	$—	$—	$—	$—	$—	$—
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$539	$—	$—	$539	$523	$—	$—	$523
________________________________________________________

*The fair value of the Company’s foreign currency forward contract was immaterial as of March 31, 2018 and December 31, 2017.

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees.  The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at March 31, 2018. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.
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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Under the hedging program, the Company enters into monthly forward exchange contracts, that have average maturities of one month, to offset the effects of exchange rate exposures for its net intercompany activities denominated in Chinese Renminbi, or RMB, by buying and selling the underlying foreign currency in the future at fixed exchange rates, to offset the consequences of changes in foreign exchange on the balance sheet. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the re-measurement of the hedged assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. The net effect of fair value changes is reported in other income (expense), net. As of March 31, 2018, the fair value of the Company’s foreign currency forward contract was immaterial due to the short-term nature of the contract, which generally expires at each month-end. The total notional value of the Company’s foreign currency exchange contract as of March 31, 2018 was $44.0 million for Chinese Yuan offshore or CNH that approximates the RMB and $2.2 million for Japanese Yen (JPY).
The following table presents the Company's liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2018					As of December 31, 2017
	Level 1		Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Rusnano payment derivative	$—		$—	$389	$389	$—	$—	$389	$389
Foreign currency forward contracts	—	—	14	—	14	—	43	—	43
	$—		$14	$389	$403	$—	$43	$389	$432

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of March 31, 2018 and December 31, 2017 the Company had no assets or liabilities required to be measured at fair value on a nonrecurring basis. In the three months ended March 31, 2017, the Company recorded a $6.7 million contingent liability within accrued and other current liabilities on its balance sheet in connection with the contingent indemnification commitments pursuant to an asset sale closed in January 2017. See Note 6. This liability was measured using the Company's best estimate of the likelihood of payment based on circumstances the Company identified as having a significant impact on its fair value during the period, which is considered to be a level 3 fair value measurement.

Assets and Liabilities Not Measured at Fair Value

The carrying values of accounts receivable, accounts payable, notes payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.

The estimated fair value of the Company's long-term debt approximated its carrying value as of March 31, 2018 and December 31, 2017, as the interest rates approximated rates currently available to the Company on the issuance of liabilities with a similar maturity. This estimate is considered to be a level 2 fair value measurement.

Note 6. Asset sale
In January 2017, the Company completed the sale of its Low Speed Transceiver Products’ assets to APAT OE pursuant to an asset purchase agreement dated December 14, 2016 for consideration of approximately $25.0 million (in RMB equivalent) plus approximately $1.4 million (in RMB equivalent) for post-closing transaction service fees under a transition services agreement with APAT OE in which the Company provided short-term manufacturing and other specific services pursuant to such agreement. The related supply chain purchase commitments and value-added tax obligations have been assumed by APAT OE. The receivable and payable balances related to the transition service arrangement were $13.1 million and $11.6 million, respectively, as of March 31, 2018.
As of December 31, 2016, the balance in assets held for sale was $13.9 million, consisting of $13.1 million in inventories and $0.8 million in property, plant and equipment. As a result of post-closing adjustments, total consideration was reduced by approximately $3.4 million for inventory. In addition, an immaterial amount of property, plant and equipment was reclassified from assets held for sale. Upon closing, assets sold to APAT OE were approximately $12.8 million, including approximately $12.1 million in inventories and $0.7 million in property, plant and equipment. The adjusted consideration received of approximately $21.6 million is subject to further reduction of up to $10.0 million for any indemnification claims. As of March 31, 2018, the Company has a reserve of $7.4 million within accrued and other current liabilities for warranty claims. The indemnification warranties expired on June 30, 2017. The Company recognized a $2.2 million gain on the sale of these assets within operating loss in 2017.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

All of the Low Speed Transceiver Products were part of the Company’s Network Products and Solution product group and included the low speed optical network (PON) products for which the end-of-life plan was announced in mid-2016.

Note 7. Balance sheet components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable	$66,916	$65,499
Trade notes receivable	1,493	2,356
Allowance for doubtful accounts	(236)	(626)
	$68,173	$67,229

Inventories, net

Inventories, net consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$32,673	$33,400
Work in process	16,239	13,246
Finished goods(1)	20,059	20,655
	$68,971	$67,301
________________________________________________________

(1)	Finished goods inventory at customer vendor managed inventory locations was $10.8 million and $7.1 million as of March 31, 2018 and December 31, 2017, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Prepaid taxes and taxes receivable	$9,067	$15,162
Transition services agreement receivable (Note 6)	13,129	12,817
Deposits and other prepaid expenses	4,259	4,138
Other receivable	5,851	4,118
	$32,306	$36,235

Property, plant and equipment, net

Purchases of property, plant and equipment unpaid as of March 31, 2018 and March 31, 2017 was $3.5 million and $17.3 million, respectively.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	March 31, 2018			December 31, 2017
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Technology and patents	$38,124	$(35,557)	$2,567	$37,684	$(34,923)	$2,761
Customer relationships	15,681	(15,201)	480	15,425	(14,835)	590
Leasehold interest	1,356	(386)	970	1,309	(366)	943
	$55,161	$(51,144)	$4,017	$54,418	$(50,124)	$4,294

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,

	2018	2017
Cost of goods sold	$203	$262
Operating expenses	119	118
Total	$322	$380

The estimated future amortization expense of purchased intangible assets as of March 31, 2018, is as follows (in thousands):

2018 (remaining nine months)	$915
2019	860
2020	740
2021	647
2022	30
Thereafter	825
$4,017

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Transition services agreement payables (Note 6)	$11,626	$11,222
Employee-related	13,762	12,990
Asset sale related contingent liabilities (Note 6)	7,393	7,135
Accrued warranty	1,699	1,334
Deferred revenue, current	679	939
Income and other taxes payable	964	542
Other accrued expenses	8,813	9,080
	$44,936	$43,242

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Warranty Accrual

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended March 31,

	2018	2017
Beginning balance	$1,334	$678
Warranty accruals	546	(62)
Settlements	(181)	(34)
Ending balance	$1,699	$582

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Pension and other employee-related	$4,938	$4,675
Deferred rent	2,945	2,908
Deferred revenue	449	617
Government grant	1,477	1,095
Rusnano payment derivative	389	389
Deferred income tax liabilities	67	106
Asset retirement obligations and other	4,124	4,285
	$14,389	$14,075

Note 8. Restructuring

In 2017, the Company initiated restructuring actions in order to focus on key growth initiatives and to move towards a lower break even revenue level through lower operating expenses and manufacturing cost reductions. Actions included a reduction in force, facilities consolidation and certain asset-related adjustments. The Company recorded $0.1 million in restructuring charges within cost of goods sold and operating expenses in the three months ended March 31, 2018 and $0.3 million in restructuring charges within cost of goods sold and operating expenses in the three months ended March 31, 2017. Restructuring activities for the three months ended March 31, 2018 were as follows (in thousands):

	Employee Severance	Facilities Consolidation	Asset-Related	Total
Restructuring obligations December 31, 2017	$—	$1,580	$43	$1,623
Charges	122	—	—	122
Cash payments	(93)	(216)	(43)	(352)
Non-cash settlements and other	—	—	—	—
Restructuring obligations March 31, 2018	$29	$1,364	$—	$1,393
The current restructuring liability reported in Accrued and other current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2018 was $0.8 million. The non-current restructuring liability reported in other noncurrent liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2018 was $0.6 million.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	March 31, 2018		December 31, 2017
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate

Note payable to Pudong Bank	$17,000	4.10%	$17,000	4.10%
Note payable to CITIC Bank	17,000	4.74%	17,000	4.00%
Notes payable to suppliers	1,493	—	1,607
Total notes payable and short-term borrowing	$35,493		$35,607
Long-term debt, current and non-current:
Borrowing under Wells Fargo Credit Facility	$30,018	3.75%	$30,018	3.29%
Mitsubishi Bank loans	12,999	1.05% -1.45%	16,924	1.05% -1.45%
Mitsubishi Bank and Yamanashi Chou Bank loan	7,998	1.1%	—
Unaccreted discount and issuance costs within current portion of long-term debt	(184)		(86)
Unaccreted discount and issuance costs within long-term debt, net of current portion	(579)		(295)
Total long-term debt, net of unaccreted discount and issuance costs	$50,252		$46,561

Reported as:
Current portion of long-term debt	$2,981		$6,005
Long-term debt, net of current portion	47,271		40,556
Total long-term debt, net of unaccreted discount and issuance costs	$50,252		$46,561

Notes payable

The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of March 31, 2018, the Company’s subsidiary in China had three line of credit facilities with the following banking institutions:

•
Under the first line of credit facility, the Company can borrow up to RMB 120.0 million ($19.1 million) for short-term loans at varying interest rates, or up to approximately RMB 171.4 million ($27.3 million) for bank acceptance drafts (with a 30% compensating balance requirement). This line of credit facility expires in July 2019. In November 2017, the Company borrowed $17.0 million under this line which bears interest at 4.1% and will mature in May 2018.

•
Under the second line of credit facility, which expires in July 2019, the Company can borrow up to RMB 30.0 million ($4.8 million) for short-term loans at varying interest rates, or up to approximately RMB 42.9 million ($6.8 million) for bank acceptance drafts (with a 30% compensating balance requirement).

•
In December 2017, the Company's subsidiary in China entered into a third line of credit facility with CITIC Bank in China, which expires in November 2018. The purpose of the credit facility is to provide short-term borrowings, bank acceptance drafts and letters of credits. Under this credit facility, the Company can borrow up to approximately RMB 250 million ($39.8 million) at varying interest rates. In February 2018, the Company borrowed $17.0 million under this line which bears interest at 4.7% and will mature in August 2018.

The Company has another line of credit facility with CITIC Bank in China which expired during September 2017. In July 2017, the Company borrowed $17.0 million under this line which bears interest at LIBOR plus 2.55%. The amount of $17.0 million under this line was repaid to CITIC Bank in January 2018.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had an outstanding balance of $1.5 million and $1.6 million as of March 31, 2018 and December 31, 2017, respectively. In addition to the outstanding notes payable, three letters of credit totaling $1.6 million were issued to its suppliers in 2016 for equipment purchases delivered by December 2016. These letters of credit required a 30% compensating balance. As of December 31, 2016, the outstanding balance of these letters of credit was immaterial and was fully repaid as of December 31, 2017. The total amount available for short-term borrowings under these line of credit facilities as of March 31, 2018 was $28.7 million.
As of March 31, 2018 and December 31, 2017, compensating balances relating to these bank acceptance drafts and letters of credit issued to suppliers and the Company’s subsidiaries totaled $0.5 million and $0.5 million, respectively. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.

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
The Credit Facility agreement ("Agreement") requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Company is required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million shall include unused borrowing capacity. The Agreement also restricts the Company's ability to dispose of assets, permit change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments and make certain restricted payments. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. The Company was in compliance with the covenants of this Credit Facility as of March 31, 2018. As of March 31, 2018, the outstanding balance under the Credit Facility was $30.0 million and the weighted average rate under the LIBOR option was 3.75%. The remaining borrowing capacity as of March 31, 2018 was $20.0 million, of which $5.0 million is required to be maintained as unused borrowing capacity.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Mitsubishi Bank loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500 million JPY ($4.4 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($9.4 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by the Company’s Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.4 million). The Term Loan A of 500 million JPY (approximately $4.4 million) was repaid to the Mitsubishi Bank in January 2018.

The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. Outstanding principal balance for Term Loan B and unamortized debt issuance costs were approximately 691.7 million JPY (approximately $6.5 million) and 81.1 million JPY (approximately $0.8 million), respectively, as of March 31, 2018. The Company was in compliance with the related covenants as of March 31, 2018 and December 31, 2017.

In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690 million JPY (approximately $6.5 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment acquired from the loan proceeds. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Company was in compliance with these covenants as of March 31, 2018. The loan is available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.5 million) under this loan was fully drawn as of December 31, 2017.

Mitsubishi Bank and Yamanashi Chou Bank loan

In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $8.0 million) (the “Term Loan C”).  The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C is secured by the assets owned by the Company's subsidiary in Japan. The Term Loan C is available from January 29, 2018 to January 29, 2025.  The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of March 31, 2018.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of March 31, 2018, maturities of total long-term debt were as follows (in thousands):

2018 (remaining nine months)	$2,374
2019	3,165
2020	3,165
2021	3,165
2022	33,183
Thereafter	5,963
$51,015

Note 10. Japan pension plan

The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan as of March 31, 2018 and December 31, 2017 was $4.8 million and $4.6 million, respectively, of which $0.4 million and $0.5 million, respectively, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Net periodic pension cost associated with this plan was immaterial in the three months ended March 31, 2018 and 2017.

Note 11. Commitments and contingencies
Litigation
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
APAT Arbitration

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

On June 16, 2017, APAT Optoelectronics Components Co., Ltd. filed an arbitration claim against NeoPhotonics (China) Co., Ltd. (the Company’s China subsidiary), claiming that approximately $1.5 million of the inventory that was sold to APAT OE by NeoPhotonics (China) in an Asset Purchase Agreement executed between the parties on December 14, 2016 was aged inventory and of no value. The arbitration was heard in the Shenzhen Court of International Arbitration on August 2, 2017.  On October 25, 2017, NeoPhotonics (China) Co., Ltd. was informed that it was successful in the defense of the dispute and was also successful in its counterclaim against APAT Optoelectronics Components Co., Ltd.  NeoPhotonics (China) Co. Ltd. was awarded approximately RMB700,000 (approximately USD $110,000) in compensatory damages and attorney fees as well as having the approximately $1.5 million claim against it rejected in its entirety. On or about May 1, 2018, APAT filed a Notice of Judicial Review of the arbitration judgment in the Shenzhen Intermediate Court in Shenzhen, China.  The case is scheduled to be heard on May 29, 2018.  The Company is unable to predict the outcome of this matter.
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
In November 2016, Oyster Communications, Inc. filed nine patent lawsuits against several defendants in the U.S. District Court for the Eastern District of Texas, including one against Cisco Systems, Inc. One defendant has successfully transferred their case to the U.S. District Court for the Northern District of California. Additional defendants requested venue changes are still pending. The Company was not named as a defendant in any of the lawsuits. In July 2017, however, Cisco notified the Company that it would be seeking indemnification from the Company for claims against Cisco arising from the lawsuits. The Company is investigating the matter and in discussions with Cisco, but is currently unable to predict the outcome of this matter and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.
Leases
The Company leases various facilities under non-cancelable operating leases expiring through 2027. As of March 31, 2018, future minimum payments under these operating leases totaled approximately $29.6 million and future minimum sublease receipts were approximately $1.7 million. Rent expense was $1.1 million and $1.0 million in the three months ended March 31, 2018 and March 31, 2017 respectively.
On June 13, 2017, the Company entered into an office lease for approximately 39,000 square feet for the Company’s current headquarters in San Jose, California (the “ 2017 Lease”) with a commencement date of June 1, 2017. The Company’s existing office lease for the facility was terminated and replaced by the 2017 Lease. Upon commencement, the 2017 Lease had an initial term of one hundred and twenty-three (123) months, ending September 30, 2027, (the “ 2017 Lease Initial Term”) with a monthly rental rate of $41,388, escalating annually to a maximum monthly rental rate of approximately $72,525 in the last year of the 2017 Lease Initial Term. Upon termination of the 2017 Lease, the Company anticipates a restoration cost of approximately $0.7 million.
In September 2016, the Company entered into an office lease for approximately 64,000 square feet of office and laboratory space located adjacent to the Company’s current headquarters in San Jose, California (the “2016 Lease”). The term of the 2016 Lease commenced on January 1, 2017. Upon commencement, the 2016 Lease has an initial term of one hundred and twenty-nine (129) months, ending on September 30, 2027 (the “2016 Lease Initial Term”), with a monthly rental rate of $144,000, escalating annually to a maximum monthly rental rate of approximately $194,000 in the last year of the 2016 Lease Initial Term. The Landlord has agreed to provide the office and laboratory space to the Company free of charge for the first nine months of the 2016 Lease Initial Term through September 30, 2017. Upon termination of the 2016 Lease, the Company anticipates a restoration cost of approximately $3.1 million.
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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Rights Agreement, as amended in 2015 (the “Amended Rights Agreement”) limits the maximum amount of penalties and/or exit fee (the “Rusnano Payment”) to be paid by the Company to $5.0 million in the aggregate and allows such payment to be reduced when certain milestones are met over time.  The Amended Rights Agreement also provides for an updated investment plan for the Company’s Russian subsidiaries that includes non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones through 2019. The Company fulfilled its investment commitment required by 2016 and had contributed over $21.0 million in cash and assets to its subsidiaries in Russia as of December 31, 2016. Therefore, no amounts of the Rusnano Payment were due as of December 31, 2017 or March 31, 2018.

As of March 31, 2018, the remaining Investment Commitment was approximately $7.5 million to be invested at any time on or before December 31, 2019. At any point between March 31, 2018 and December 31, 2019, the Company may elect to pay a $2.0 million exit fee to terminate any remaining obligations associated with the Investment Commitment.

In August 2016, the Company entered into a letter of agreement with Rusnano to agree to transfer a 10G SFP+ transceiver product line and incur expected costs of approximately $0.1 million, by July 30, 2017, which will not be counted toward the Company’s overall Investment Commitment. Since the asset sale of the Company’s Low Speed Transceiver Products was completed in January 2017, the Company may undertake an alternative path for spending such amount to be discussed and agreed between the parties.
Rusnano has non-transferable veto rights over the Company’s Russian subsidiaries’ annual budget during the investment period and must approve non-cash asset transfers to be made in satisfaction of the Investment Commitment.  The Company accounted for the Rusnano Payment as an embedded derivative instrument.  The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative are recorded in other income (expense), net. The estimated fair value of this derivative was $0.4 million as of each of March 31, 2018 and December 31, 2017. As of March 31, 2018, and December 31, 2017, the derivative was reported within other noncurrent liabilities on the Company’s condensed consolidated balance sheets. See Note 7.

Note 12. Stockholders’ equity

Common Stock

As of March 31, 2018, the Company had reserved 9,149,158 common stock for issuance under its equity incentive plans and 878,673 common stock shares for issuance under its employee stock purchase plan.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$567	$(1)	$(168)	$398
Other comprehensive income, net of taxes of zero and reclassifications	6,102	1	—	6,103
Balance as of March 31, 2018	$6,669	$—	$(168)	$6,501

No material amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2018 and 2017 for realized gains or losses on available-for-sale securities.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accumulated Deficit
Approximately $8.8 million of the Company’s retained earnings within its total accumulated deficit as of December 31, 2017 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 13. Stock-based compensation

The following table summarizes the stock-based compensation expense recognized in the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,

	2018	2017
Cost of goods sold	$650	$147
Research and development	773	662
Sales and marketing	938	464
General and administrative	986	599
	$3,347	$1,872

Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Three Months Ended March 31,

Stock options	2018	2017
Weighted-average expected term (years)	6.0	0
Weighted-average volatility	65%	—%
Risk-free interest rate	2.27%	—%
Expected dividends	—%	—%
Stock appreciation units
Weighted-average expected term (years)	2.1	2.45
Weighted-average volatility	67%	71%
Risk-free interest rate	1.03%-1.98%	0.51%-1.47%
Expected dividends	—%	—%
ESPP
Weighted-average expected term (years)	0.73	0.70
Weighted-average volatility	61%	54%
Risk-free interest rate	1.20%-1.31%	0.45%-0.59%
Expected dividends	—%	—%

Stock Options and Restricted Stock Units (RSUs)

The following table summarizes the Company’s stock option and RSU activity during the three months ended March 31, 2018:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2017	3,933,529	$5.55	2,404,637	$9.02
Granted	83,200	6.51	112,060	6.46
Exercised/Converted	(40,382)	3.49	(63,745)	9.76
Cancelled/Forfeited	(36,282)	8.99	(75,565)	8.95
Balance as of March 31, 2018	3,940,065	5.56	2,377,387	8.88

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Stock Appreciation Units (SAU)

SAUs are liability classified share-based awards. Outstanding SAUs are re-measured each reporting period at fair value until settlement.  The Company did not grant any SAUs during the three months ended March 31, 2018 or 2017. As of March 31, 2018 and December 31, 2017, there were 232,150 and 239,824 SAUs outstanding, respectively, and related SAU liabilities were $0.8 million and $0.8 million, respectively.

Employee Stock Purchase Plan (ESPP)
As of March 31, 2018, there was $0.4 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2018.

Note 14. Income taxes
The income tax (provision) benefit for income taxes in the periods presented is based upon the income (loss) before income taxes (in thousands):

	Three Months Ended March 31,

	2018	2017
Income tax (provision) benefit	$(638)	$167

The Company’s income tax (provision) benefit in the three months ended March 31, 2018 and 2017 was primarily related to income taxes of the Company’s non-U.S. operations.

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

Due to historical losses in the U.S., the Company has a full valuation allowance on its U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

On December 22, 2017, the U.S. President signed into U.S. law the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). The new legislation, among other provisions, lowered the corporate tax rate from 35% to 21%. The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Reform. We expect to complete our analysis within the measurement period in accordance with SAB 118.

The Company adopted ASU 2016-16 on a modified retrospective basis effective January 1, 2018. Upon adoption of this standard on January 1, 2018, the Company recorded $1.8 million to accumulated deficit balance for intra-entity transfer of an asset other than inventory in prior years.

As of March 31, 2018, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2018 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.
This Quarterly Report on Form 10-Q for the period ended March 31, 2018 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2018 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 9, 2018.  Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Business overview

We develop, manufacture and sell optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks. Our products address the highest speed over distance applications and are designed for 100G and beyond data rates, such as at 200G, 400G, 600G and, in the near future, 1.2 Terabits, per second, for telecom and hyper-scale data center, or content provider, networks. We sell our products to the world’s leading network equipment manufacturers, including Ciena Corporation ("Ciena"), Cisco Systems, Inc., Fiberhome Technologies, Ltd. ("Fiberhome"), Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies, Ltd. (collectively “Huawei”) and Nokia (formerly Alcatel-Lucent, which was acquired by Nokia in January 2016). These companies are among our largest customers and a focus of our strategy due to their leading market positions.

We have research and development and wafer fabrication facilities in San Jose and Fremont, California and in Tokyo, Japan that coordinate with our research and development and manufacturing facilities in Dongguan, Shenzhen and Wuhan, China and Ottawa, Canada. We use proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing. Today, we believe we are one of the highest volume PIC manufacturers in the world.

Our High Speed Products for data rates of 100G and beyond use our Advanced Hybrid photonic Integration technology. These products using our advanced technology are the core focus of our strategy, and we believe that they are an important competitive differentiator. Our strategic focus on high speed components and coherent solutions recognizes the explosion of optics in the converged edge network applications. We align our product group reporting to “High Speed Products” which includes products designed for 100G and beyond applications and “Network Products and Solutions,” which comprises all products designed for applications that do not have data rates at or above 100G.

Beginning in 2017, the decreased market demand in China for 100G and above product deployments materially affected our results. Demand from our China-based customers was very strong in 2016 with our customers at that time providing optimistic forecasts for 2017 in anticipation of new tenders for provincial and metro 100G system deployments from the leading Chinese telecom carriers. However, tender awards from the China telecom carriers were slower than expected in 2017 which caused a significant drop in customer demand for our products beginning in the first quarter of 2017. We believe one or more of our leading customers in China had accumulated significant inventory prior to the quarter ended March 31, 2017. We also believe they and other customers rapidly moved to adjust their inventory by reducing their purchases of our products, beginning in the first quarter of 2017 and continuing in successive quarters to align with the slowing market demand and their own production levels.

Beginning in the quarter ending December 31, 2017 and continuing into the quarter ending March 31, 2018, we saw a steady demand environment emerge and inventories of our products stabilize at our China based customers. We believe the market in China is still struggling with accurately anticipating the timing and volume of provincial deployments, and we and our customers’ have limited visibility into the timing and volumes of such tender awards due to the fact that the provincial offices of the China telecom carriers are somewhat independent of their national headquarters and each other.

These market conditions in China have adversely affected our revenues, operating results and financial condition throughout 2017 and in the three months ended March 31, 2018, as detailed below.
In December 2016, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with APAT Optoelectronics Components Co., Ltd. (the “Purchaser”) for the sale of certain assets of our access and low speed transceiver product lines (the “Low Speed Transceiver Products”) which was completed in January 2017.  All of these products were part of our Network Products and Solutions group and include the low speed passive optical network, or PON, products for which the end-of-life plan was announced in mid-2016. In 2017 and 2016, the Low Speed Transceiver Products generated approximately 1% and 15% of our total revenue, respectively.
The asset sale consisted of approximately $25.0 million in cash consideration plus approximately $1.4 million post-closing transition services under a transition services agreement ("TSA") with the Purchaser. We recognized a $2.2 million gain on the sale of these assets within our operating loss in 2017. See Note 6 in Notes to Consolidated Financial Statements in Item 1 of Part I of this Report.
Subsequent to the end of the first quarter of 2018, on April 15, 2018, the United States Department of Commerce issued a Denial Order which prohibits Chinese telecom equipment maker ZTE Corporation ("ZTE") from receiving items subject to U. S. Export Administration Regulations. This order effectively bans U.S. companies from selling, exporting or re-exporting components, software and technology to ZTE.
Our direct revenue from ZTE during the quarter ended March 31, 2018 was approximately 1% of total revenue, the same as for the entire fiscal year 2017. In addition, the Company provides component products to certain ZTE supply chain partners, which is estimated to be approximately 2% of total revenue in the quarter ended March 31, 2018, compared to approximately 3% for the entire fiscal year 2017. In addition, as of March 31, 2018, we held products in inventory designated for ZTE that were valued at approximately $1.2 million, and an inventory reserve was recorded in the three months ended March 31, 2018.
Beyond the direct impact to our business from the Denial Order, there may be secondary impacts in the marketplace (such as actions taken by customers or governmental entities in response to the Denial Order or concerns about similar actions) which we are still in the process of evaluating.
In the three months ended March 31, 2018, High Speed Products represented approximately 86% of total revenue and Network Products and Solutions represented approximately 14% of total revenue.  In the three months ended March 31, 2017, High Speed Products were 82% of total revenue and Network Products and Solutions represented approximately 18% of total revenue, which included approximately $1.5 million or 3% of total revenue from the Low Speed Transceiver Products that were subsequently sold.
Revenue was $68.6 million in the three months ended March 31, 2018, compared to $71.7 million in the same period in 2017 primarily due to annual price reductions and the sale of our Low Speed Transceiver Products’ assets in January 2017. These decreases were somewhat offset by increases in revenue for our High Speed Products, primarily in China. Our gross profit was 13.4% of revenue in the three months ended March 31, 2018, compared to 25.8% of revenue in the three months ended March 31, 2017, primarily attributable to price erosion as a result of annual price negotiations and the write-off of inventory related to the ZTE Denial Order.
In September 2017, we initiated certain restructuring actions to improve near-term profitability while focusing our investment and developments on key growth opportunities within and between data centers, front and backhaul for 5G, traditional metro and long haul telecommunications, plus emerging cable TV and edge network applications.

For coherent transport from DCI through long-haul, we are a vertically integrated designer and manufacturer of the highest speed optical components which we sell to the merchant market and incorporate into our own module level products. For applications inside the data center, we are focused on supplying the highest value laser and optical IC solutions to the merchant market. As disaggregation of optical equipment continues to gain momentum, we believe that high performance merchant components capability will be an increasingly important differentiator.
We recently introduced a number of new products for 400G and 600G systems. We see strength in our design wins, most notably across all three of our leading components including our ultra-narrow linewidth tunable laser, 400G and 600G micro coherent driver-modulator and coherent receiver. Our ultra-narrow linewidth lasers are a critical element in achieving these speeds because they have the narrowest linewidth and minimal phase noise for the higher order modulation schemes - or data coding methods - that are required. When additional bits are encoded on a given wavelength, there is risk of signal degradation unless very pure lasers are used. Our laser, receiver and modulator work together to enable this highest performance and we offer them as both a full solution and as discrete elements to customers who want the highest performance and data rates. We are currently shipping these three products to customers to meet their system development needs and we expect our products to be used in trials of our customer’s systems later this year, with commercial deployments commencing in 2019.
Our new client side and data center product offerings are focused on 400G applications. We recently introduced our 53GBaud Linear Optical Component product family which includes PAM4 capable optical components for 100G and 400G cloud data center and other client applications, including drivers and EML lasers for transmitters plus photodetectors and trans-impedance amplifiers for receivers. These provide the optical content necessary for single wavelength 100G PAM4 and four wavelength 400G PAM4 transceivers, such as DD-QSFP and OSFP. We have also introduced our high power, non-hermetic laser optical sources for shorter reach 100G and 400G Silicon Photonics based transceivers for datacenter applications.
While supporting our customers current needs with these advanced components, we are also preparing for their next generation needs by taking the next step in integration and reducing the size of the optics by approximately a factor of two while maintaining the high performance necessary for 400G, 600G and 800G per wavelength. We recently introduced and demonstrated our Coherent Optical Subassembly, or COSA, which integrates our 64GBaud coherent driver-modulator and our coherent receiver in a compact package that occupies less than half the space of the equivalent discrete components. Alongside this, we introduced and demonstrated a “Nano” version of our ultra-narrow linewidth external cavity tunable laser, which combined with ASIC control circuitry similarly reduces the size in half or more while featuring the industry leading linewidth and power consumption of our external cavity laser.
Critical accounting policies and estimates
Other than the policy changes disclosed in Note 1 in Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Report, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.
Results of operations

Revenue
Our business is focused on the highest speed digital optics and signal processing communications applications. In three months ended March 31, 2018, our High Speed Products for data rates of 100G and beyond comprised 86% of our revenues.
We sell substantially all of our products to original equipment manufacturers ("OEMs"). Revenue is recognized upon transfer of control of the product to the buyer. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change or as manufacturing costs are reduced. Our first quarter revenue is typically seasonally lower than the rest of the year primarily due to the impact of annual price negotiations with customers that occur at the end of the prior year and lower capacity utilization during the holidays in China. However, this historical pattern should not be considered a reliable indicator of our future revenue or financial performance. Our sales transactions to customers are denominated primarily in U.S. dollars, with some portions in Chinese Renminbi (“RMB”) or Japanese Yen (“JPY”).

	Three Months Ended March 31,

(in thousands)	2018	2017	$ Change	% Change
Total revenue	$68,586	$71,688	$(3,102)	(4)%

We generate most of our revenue from a limited number of customers. Huawei has consistently been our largest customer, which was again the case in the three months ended March 31, 2018, as it accounted for approximately 48% of our revenue. Ciena accounted for an additional 19% of our revenue for the three months ended March 31, 2018. In the three months ended March 31, 2017, Huawei and Ciena accounted for approximately 41% and 14% of our revenue, respectively.

In addition to Huawei, we have several large customers which may or may not exceed 10% of revenue in any given quarter. After Huawei, our next four largest customers accounted for an additional 36% and 35% of our revenue in the three months ended March 31, 2018 and 2017, respectively.

ZTE, which was the subject of a Denial Order from the United States Department of Commerce, is not among our top five customers.
We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. As of March 31, 2018, one customer accounted for 52% of total accounts receivable and as of December 31, 2017, three customers accounted for 36%, 14% and 10% of total accounts receivable.
As previously discussed, demand from our China based customers was very strong in 2016 with optimistic forecasts for 2017.  However, tender awards from the China telecom carriers were slower than expected through 2017, leading to lower revenue throughout 2017.
Three Months Ended March 31, 2018 Compared With Three Months Ended March 31, 2017

Revenue decreased $3.1 million, or 4%, in the three months ended March 31, 2018, compared to the same period in 2017, primarily due to annual price reductions as described in "Business overview" above and lower revenue that resulted from the sale of assets related to our Low Speed Transceiver Products in January 2017, which generated zero revenue three months ended March 31, 2018, compared to $1.5 million in the same 2017 period. These decreases were somewhat offset by increases in revenue for our High Speed Products, primarily in China. In the three months ended March 31, 2018, High Speed Products represented approximately 86% of total revenue, compared to 82% of total revenue in the same period in 2017, while Network Products and Solutions represented approximately 14% of total revenue in the three months ended March 31, 2018, compared to approximately 18% of total revenue in the same period a year ago, which included revenue from Low Speed Transceiver Products. In the three months ended March 31, 2018, revenue from China, United States, Japan and rest of the world, based on the ship to location of the customer, was 61%, 15%, 2%  and 22% of total revenue, respectively, compared to 54%, 14%, 5% and 27% of total revenue, respectively, in the same period in 2017.

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
Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors including the introduction of new products, production volume, production volume compared to sales over time, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, stock-based compensation, write-downs of excess and obsolete inventories and warranty costs. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate, particularly in the quarters in which the negotiations occurred. Our first quarter gross margins are typically seasonally lower than the fourth quarter of the prior year due to annual price negotiations with customers that occur the end of the prior year as well as lower capacity utilization during the holidays in China.

As a manufacturing company, our margins are sensitive to changes in volume and factory utilization, and the softer demand in the China market led to lower production volume and factory utilization which contributed to the decrease in our gross profit in the three months ended March 31, 2018.

	Three Months Ended March 31,

(in thousands, except percentages)	2018	2017	$ Change	% Change
Cost of goods sold	59,404	53,185	$6,219	12%
Gross profit	9,182	18,503	$(9,321)	(50)%

	Three Months Ended March 31,

	2018	2017
Gross profit as a % of revenue	13%	26%
Three Months Ended March 31, 2018 Compared With Three Months Ended March 31, 2017
Gross profit decreased $9.3 million, or 50%, to $9.2 million in the three months ended March 31, 2018, compared to $18.5 million in the same period in 2017. Gross margin decreased by approximately 13 percentage points to 13% in the three months ended March 31, 2018, compared to the same period in 2017. The decline in gross margin was driven by approximately 10 percentage points of price erosion, approximately 2 percentage points for inventory write-downs, mainly due to the "Denial Order" described above, approximately 1 percentage point for higher warranty costs, approximately 1 percentage point for higher stock-based compensation expense, somewhat offset by approximately 1 percentage point for lower manufacturing costs.
Operating expenses
Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation.

	Three Months Ended March 31,

(in thousands, except percentages)	2018	2017	$ Change	% Change
Research and development	$13,888	$15,544	$(1,656)	(11)%
Sales and marketing	4,124	4,932	(808)	(16)%
General and administrative	7,650	11,426	(3,776)	(33)%
Amortization of purchased intangible assets	119	118	1	1%
Acquisition and asset sale related costs	14	130	(116)	(89)%
Restructuring charges	31	227	(196)	(86)%
Gain on asset sale	—	(2,000)	2,000	(100)%
Total operating expenses	$25,826	$30,377	$(4,551)	(15)%

Research and development
Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended March 31, 2018 Compared With Three Months Ended March 31, 2017
Research and development expense decreased by $1.7 million, or 11%, in the three months ended March 31, 2018, compared to the same period in 2017. The decrease was primarily due to $0.6 million decrease in outside development services, $0.5 million decrease in payroll and related costs and a $0.4 million decrease in development project costs.
Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.
Three Months Ended March 31, 2018 Compared With Three Months Ended March 31, 2017
Sales and marketing expense decreased by $0.8 million, or 16%, in the three months ended March 31, 2018, compared to the same period in 2017 primarily due to $0.6 million decrease in payroll and related costs, $0.3 million from the recovery of a bad debt previously written off in the fourth quarter of fiscal 2017, $0.3 million from lower travel and other sales and marketing expenses associated with lower headcount, partially offset by a $0.4 million increase in stock-based compensation expense.
General and administrative
General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance,  human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.
Three Months Ended March 31, 2018 Compared With Three Months Ended March 31, 2017
General and administrative expense decreased by $3.8 million, or 33%, in the three months ended March 31, 2018, compared to the same period in 2017. The decrease was primarily due to $2.6 million decrease in professional services costs related to accounting, tax and legal and $0.9 million decrease in payroll and related costs.
Amortization of purchased intangible assets
Our intangible assets are being amortized over their estimated useful lives.  Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships and other agreements are recorded within operating expenses.
Acquisition and asset sale related transaction costs
We incurred $0.1 million in the three months ended March 31, 2017 in acquisition-related costs for legal, accounting and other professional services.
Restructuring charges
During the three months ended September 30, 2017, we initiated restructuring actions in order to focus on key growth initiatives and to move towards a lower break even revenue level. Actions to lower operating expenses and manufacturing costs included a reduction in force, facilities consolidation and certain asset-related adjustments. Restructuring charges in the three months ended March 31, 2018 were $0.1 million included in operating expenses. Restructuring charges in the three months ended March 31, 2017 were $0.3 million, of which $0.2 million was included in operating expenses and the remainder in cost of goods sold. Restructuring charges in the first three months of 2017 included a reduction in force during the first three months of 2017 related to the sale of our Low Speed Transceiver Product assets and our lower market outlook for China.

Gain on Asset Sale
In 2017, we recognized a $2.2 million gain associated with the sale of our Low Speed Transceiver Products’ assets. See Note 6 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.
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

	Three Months Ended March 31,

(in thousands)	2018	2017	$ Change	% Change
Interest income	93	73	$20	27%
Interest expense	(708)	(137)	$(571)	417%
Other income (expense), net	(349)	249	$(598)	(240)%
Total	(964)	185	$(1,149)	(621)%

Interest expense included in interest and other income (expense), increased in the three months ended March 31, 2018, as compared to the same period in 2017. The increase in interest expense was due to an increase in outstanding borrowings during the quarter. Other income (expense), net included in interest and other income (expense), decreased in the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to unfavorable foreign currency exchange rates.
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

	Three Months Ended March 31,

(in thousands)	2018	2017	$ Change	% Change
Income tax (provision) benefit	(638)	167	$(805)	(482)%

Our income tax (provision) benefit in the three months ended March 31, 2018 and 2017 was primarily related to income taxes of our non-U.S. operations.

Liquidity and capital resources
As of March 31, 2018, we had working capital of $111.6 million, including total cash, cash equivalents, short-term investments and restricted cash of $86.9 million. Approximately 26% of our total cash, cash equivalents, short-term investments and restricted cash were held by our foreign entities, including approximately $20.0 million in accounts held by our subsidiaries in China, of which $2.7 million was in restricted cash, and approximately $1.8 million in accounts held by our subsidiary in Japan. Cash, cash equivalents, investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.

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
In January 2017, we completed the sale of certain Low Speed Transceiver Products’ assets for an approximately $25.0 million consideration plus an approximately $1.4 million post-closing transition services fees. The consideration was reduced by $3.4 million for inventory adjustment after closing to approximately $21.6 million, which was subject to other adjustments of up to $10.0 million for any potential claims. See Note 6 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.
In September 2017 we entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent for a lender group (the "Wells Fargo Credit Facility" or "Credit Facility"), and the $20 million debt outstanding under our Comerica Bank Credit Facility, which had since been terminated, was paid in full.
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
The Credit Facility agreement requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Borrowing Base calculation contains a customary provision that gives the lender the ability to reduce the Borrowing Base by reserves that are subjectively determinable, which is considered a subjective acceleration clause. We are required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million must be unused borrowing capacity. Borrowings under the Credit Facility are collateralized by substantially all of our assets. We were in compliance with the covenants of this Credit Facility as of March 31, 2018. As of March 31, 2018, the outstanding balance under the Credit Facility was $30.0 million and the weighted average rate under the LIBOR option was 3.75%. The remaining borrowing capacity was $20.0 million of which $5.0 million is required to be maintained as unused borrowing capacity.
We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of March 31, 2018, our subsidiary in China had three line of credit facilities with banking institutions. The total amount available for short-term borrowings under these line of credit facilities as of March 31, 2018 was $28.7 million.
As of March 31, 2018 and December 31, 2017, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $1.5 million and $1.6 million, respectively. Compensating balances relating to these credit facilities totaled $0.5 million and $0.5 million, respectively, as of March 31, 2018 and December 31, 2017. Compensating balances are classified as restricted cash on our condensed consolidated balance sheets. See Note 4 and Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report. We also held approximately $2.1 million in restricted cash as potential compensation for any breach of closing provisions under the asset purchase agreement for the asset sale closed in January 2017.
As of March 31, 2018, we had two loan arrangements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (collectively the “Mitsubishi Bank Term Loans”) and a third loan arrangement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. and The Yamanashi Chou Bank, Ltd. One of Mitsubishi Bank Term Loans requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on this loan accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate

(TIBOR) plus 1.40% and is secured by real estate collateral. The second term loan of 690 million JPY (approximately $6.5 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan is available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.5 million) under this loan was drawn as of March 31, 2018. In January 2018, the Company entered into a term loan agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $8.0 million) (the "Mitsubishi-Yamanashi Term Loan"). The Mitsubishi-Yamanashi Term Loan is available from January 29, 2018 to January 29, 2025.  The full amount of the Mitsubishi-Yamanashi Term Loan was drawn on January 29, 2018. Interest on the Mitsubishi-Yamanashi Term Loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Mitsubishi-Yamanashi Term Loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. As of March 31, 2018, our aggregate outstanding principal balance under Mitsubishi Bank Term Loans and Mitsubishi-Yamanashi Term Loan was 2.2 billion JPY (approximately $21.0 million). See Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months.  Historically, we have collected on the notes receivable in full at the time of maturity.
In the first three months of 2018, we generated operating losses of $16.6 million and negative cash flows from operations of $3.5 million. We had an accumulated deficit of $372.1 million as of March 31, 2018. Our operating results and cash flows during this period have been negatively affected by annual price reductions and similar demand in the China market, as described in "Business overview" above. In response, we implemented restructuring plans in May and September 2017 that included a reduction in force and consolidation of facilities, which are expected to reduce expenses. We have also reduced or delayed certain product development projects and capital expenditures, aggressively pursued collections of accounts and notes receivable and continued to closely manage production and inventory levels.
As of March 31, 2018, the remaining borrowing capacity under our revolving line of credit agreement with Wells Fargo, was $20.0 million of which $5.0 million is required to be maintained as unused borrowing capacity. As of March 31, 2018, we also have approximately $6.2 million available for short-term borrowings under two line of credit agreements in China that expire in July 2019 and approximately $22.5 million under third line of credit agreement with CITIC Bank in China that expires in November 2018. Additionally, we had $3.0 million of current portion of long-term debt as of March 31, 2018, which we plan to pay out of our existing available cash.
We currently believe we will have sufficient resources to fund our currently planned operations and expenditures over the next twelve months without additional financing or other actions.  In addition, there are a number of ongoing and potential actions that may further strengthen our projected cash and projected financial position.
We operate in an industry in which it is difficult to evaluate our prospects with certainty. Future declines in China market demand or other changes to our forecasts could adversely affect our results of operations, financial position and cash flows.   As a result, we may need to raise additional debt or equity capital to fund our operations.  Any additional debt arrangements may likely require regular interest or principal payments which could adversely affect our operations. There can be no assurance that additional debt or equity capital will be available on acceptable terms, or at all.
Rusnano Rights Agreement
Under our amended rights agreement, dated June 30, 2015, with Rusnano, one of our principal stockholders, we agreed to make a $30.0 million investment commitment (the “Investment Commitment”) toward our Russian operations. The Investment Commitment can be partially satisfied by cash and/or non-cash investment inside or outside of Russia. Our $21.0 million investment milestone for 2016 was met as of December 31, 2016. If certain of the Investment Commitments are not achieved in the indicated time frames through 2019, we have the ability to exit our Russian operations by paying an exit fee of up to $2.0 million at that time. See Note 11 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended March 31,

(in thousands)	2018	2017
Net cash used in operating activities	$(3,456)	$(18,748)
Net cash (used in) provided by investing activities	(6,755)	17,729
Net cash (used in) provided by financing activities	2,964	(806)
Effect of exchange rates on cash, cash equivalents and restricted cash	272	653
Net decrease in cash, cash equivalents and restricted cash	$(6,975)	$(1,172)

Operating activities
Net cash used in operating activities was $3.5 million in the three months ended March 31, 2018, compared to $18.7 million net cash used in operating activities in the same 2017 period. The net cash used in operating activities decreased primarily due to $17.5 million increase in cash flows from inventories related to a buildup in inventories in the first quarter of 2017, a $1.7 million increase in cash flows related to accounts payable due to lower spending, a $2.0 million increase in cash flows from prepaid expenses and other assets and a $4.1 million increase in cash flows from accrued and other liabilities. The increases are partially offset by a $10.2 million decrease in cash flows from accounts receivable due to lower collections in 2018.
Investing activities
Net cash used by investing activities was $6.8 million in the three months ended March 31, 2018, compared to $17.7 million provided by investing activities in the same 2017 period. The decrease in cash flows from investing activities was primarily due to $21.7 million of proceeds from the sale of Low Speed Transceiver Products’ assets in January 2017, a $12.9 million decrease due to decrease in net proceeds from sale, maturity and purchase of marketable securities, partially offset by a $9.3 million increase in cash flows due to lower property, plant and equipment purchases.
Financing activities
Net cash provided by financing activities was $3.0 million in the three months ended March 31, 2018, compared to $0.8 million used in financing activities in the same 2017 period. The increase in cash flows from financing activities was primarily due to $3.0 million increase in net borrowings under our credit facilities and term loans, a $0.6 million increase in note payables to banks in China and a $0.5 million increase in proceeds from government grants.

Contractual obligations and commitments
As of March 31, 2018, our principal commitments consisted of obligations under operating leases, purchase commitments, debt and other contractual obligations. The following table presents additional contractual obligations and update the amounts disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (in thousands). See Note 9 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Mitsubishi Bank and Yamanashi Chou Bank loan	$7,998	$857	$2,285	$2,285	$2,571
Expected interest payments (1)	296	61	127	78	30
Total	$8,294	$918	$2,412	$2,363	$2,601
(1) Expected interest payments were calculated using interest rates as of March 31, 2018.

Off-balance sheet arrangements

As of March 31, 2018, we did not have any significant off-balance sheet arrangements.
Recent accounting pronouncements
See Note 1 “Basis of presentation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations, related to RMB on our inter-company receivables and payables. Our exposures to other market risk have not changed materially since December 31, 2017. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a discussion of our current legal proceedings, please refer to the information set forth under the “Litigation” section in Note 11, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
Except for those risk factors denoted by an asterisk (*), the risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 9, 2018, which risk factors are set forth below.

Risks Related to Our Business
We are dependent on Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies Co., Ltd., Ciena Corporation and our other key customers for a large portion of our revenue and the loss of, or a significant reduction in orders in any period from any of our major customers may reduce our revenue and adversely impact our results of operations.
We have generated most of our revenue from a limited number of customers. In the three months ended March 31, 2018, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (or collectively “Huawei”), and Ciena Corporation accounted for approximately 48% and 19% of our revenue, respectively, and our top five customers represented 84% of our revenue. In the year ended December 31, 2017, Huawei and Ciena Corporation accounted for approximately 40% and 16% of our revenue, respectively, and our top five customers represented 78% of our revenue. The loss of, or a significant reduction in orders from these major customers or any of our other key customers would materially and adversely affect our revenue and results of operations. ZTE Corporation, which was the subject of a Denial Order from the United States Department of Commerce, is not among our top five customers.
We are subject to risks and uncertainties related to our revenue growth outlook in China.
Fiber optics telecommunication growth in China is an important contributor to our success. We expect a major portion of our revenue to come from China infrastructure spending in wireline and wireless networks, notably from the three largest China telecom carriers, China Mobile Communications Corporation, China Telecommunications Corporation and China United Network Communications Group Co., Ltd. In part, this infrastructure spending originates from the publicly announced China Broadband 2020 and related initiatives. In 2017, slower than anticipated spending and tender awards from the China telecom carriers, reduced spending under these tender awards initiatives and excess inventory accumulated and held by our leading customers in China, adversely affected our financial condition and results of operations. If the anticipated Chinese spending and carrier tender awards do not increase as anticipated, or if there are further unanticipated and/or prolonged delays in the Chinese initiative, our business, financial condition, results of operations and prospects would be further adversely affected.

*We are subject to global governmental export and import controls that could subject us to liability, impair our ability to compete in international markets, or restrict our sales to certain customers.
We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products. In some cases, it is possible that export licenses would be required from the U.S. or other government agencies outside the U.S. such as, but not limited to, Japan, China or Russia for some of our products in accordance with various statutes. In addition, various countries regulate the export or import of certain technologies and have enacted laws that could limit our ability to distribute our products. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to export or sell our products or to obtain any required licenses would adversely affect our business, financial condition and results of operations.
Any governmental actions that preclude our ability to sell to any of our larger customers, including Huawei, could materially and adversely affect our revenue and results of operations.  In April 2018, the U.S. government issued an order that effectively bans companies from selling, exporting, or exporting components, software and technology to ZTE Corporation, one of our smaller customers, as a result of ZTE’s actions in connection with a previous settlement regarding sanctions violations.  As a result of this order, we incurred a write-off of $1.2 million in the first quarter of 2018 for the value of products held in our inventory designated for ZTE. The U.S. government could place restrictions on the ability of U.S. companies to sell to other Chinese companies, which could harm our ability to sell to our major customers including Huawei.
*We have had a history of losses which may recur in the future.
We have had a history of losses and we may incur additional losses in future periods. As of March 31, 2018, our accumulated deficit was $372.1 million and we incurred a net loss of $18.2 million in the three months ended March 31, 2018. We continue to review our expenditures related to the ongoing operations of our business for their effectiveness.   These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations. Operations and assets that are deemed to be less effective may be subject to restructuring, which could lead to increased operating losses in future periods when and if restructuring charges are incurred.
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
* Changes in U.S. and international trade policies, particularly with regard to China, may adversely impact our business and operating results.
The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including recently-imposed tariffs affecting certain products manufactured in China.   At this time, telecommunications equipment or optical products have not been included in the imposed tariffs.  However, it is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry and customers. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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

The establishment of successful operations in the Russian Federation requires substantial capital expenditure, and is in part dependent on the cooperation of Russian entities that could include the Russia government and other third parties. We are also subject to economic, political, legal, and social events and developments in Russia, including but not limited to actions such as restrictions placed on U.S. companies doing business in Russia and recent changes in import and export regulations. If there are delays in our efforts to establish and maintain operations in the Russian Federation, the anticipated benefits of our Russian expansion may not be realized or may take longer to realize than expected.
Our revenues and costs will fluctuate over time, making it difficult to predict our future results of operations.
Our revenue, gross margin and results of operations have varied significantly and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. For instance, changes in gross margin may result from various factors, such as changes in pricing, changes in our fixed costs, changes in the cost of labor, changes in the mix of our products sold, changes in the amount of product manufactured versus the amount of product sold over time, and charges for excess and obsolete inventory. In addition, our first quarter revenue is typically seasonally lower than the rest of the year primarily due to annual price negotiations with customers that occur at the end of the prior year and lower capacity utilization during the holidays in China. It is difficult for us to accurately forecast our future revenue and gross margin and plan expenses accordingly and, therefore, it is difficult for us to predict our future results of operations.
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
Risks Related to Our Operations in China
Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 29% as of March 31, 2018, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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
Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital, as well as to allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. As of March 31, 2018 and December 31, 2017, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. Accordingly, we may not be able to move our capital easily, which could harm our business.
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
The Enterprise Income Tax Law and the implementation regulations provide that a 10% withholding tax may apply to dividends payable to investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within China and in the absence of any tax treaty that may reduce such withholding tax rate.
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
Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

•	fluctuations in demand for our products;

•	the timing, size and product mix of sales of our products;

•	changes in our pricing and sales policies, particularly in the first quarter of the year, or changes in the pricing and sales policies of our competitors;

•	our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner and that meet customer requirements;

•	quality control, yield or other output-related problems in our manufacturing operations;

•	our ability to timely obtain adequate quantities of the components used in our products;

•	length and variability of the sales cycles of our products;

•	unanticipated increases in costs or expenses; and

•	fluctuations in foreign currency exchange rates.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed herewith
2.1	Asset Purchase Agreement dated December 14, 2016 between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.1	January 23, 2017
2.2	Supplementary Agreement to Asset Purchase Agreement, dated January 12, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.2	January 23, 2017
2.3	Second Supplementary Agreement to Asset Purchase Agreement, dated January 14, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.3	January 23, 2017
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1/A	333-166096	3.5	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1/A	333-166096	4.1	May 17, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010
4.3	Commitment to File Registration Statement and Related Waiver of Registration Rights by and between NeoPhotonics Corporation and Open Join Stock Company “RUSNANO” dated as of December 18, 2014.	Form S-1	333-201180	4.4	December 19, 2014
10.1	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Toyko-Mitsubishi UFJ, Ltd. and The Yamanashi Chou Bank, Ltd. dated January 29, 2018.	Form 10-K	001-35061	10.73	March 9, 2018
10.2+	Offer Letter dated March 19, 2018 by and between NeoPhotonics Corporation and Yang Chiah Yee.					X
10.3+	Retention Agreement dated March 22, 2018 by and between NeoPhotonics Corporation and Yang Chiah Yee.					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Management compensatory plan or arrangement.
* Translation to English of an original Chinese document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date:	May 9, 2018	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)