Form 10-Q
period 2018-06-30
NEOPHOTONICS CORP
filed 2018-08-06
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

As of July 31, 2018, there were approximately 45,302,477 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION
For the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	June 30, 2018	December 31, 2017
(In thousands, except par data)
ASSETS
Current assets:
Cash and cash equivalents	$48,383	$78,906
Short-term investments	12,401	12,311
Restricted cash	6,839	2,658
Accounts receivable, net of allowance for doubtful accounts	77,316	67,229
Inventories	60,947	67,301
Prepaid expenses and other current assets	30,239	36,235
Total current assets	236,125	264,640
Property, plant and equipment, net	115,710	127,565
Purchased intangible assets, net	3,657	4,294
Goodwill	1,115	1,115
Other long-term assets	3,199	5,339
Total assets	$359,806	$402,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,085	$69,017
Notes payable and short-term borrowing	18,929	35,607
Current portion of long-term debt	2,868	6,005
Accrued and other current liabilities	44,288	43,242
Total current liabilities	130,170	153,871
Long-term debt, net of current portion	46,152	40,556
Other noncurrent liabilities	14,026	14,075
Total liabilities	190,348	208,502
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
As of June 30, 2018, 44,906 shares issued and outstanding; as of December 31, 2017, 44,219 shares issued and outstanding	112	111
Additional paid-in capital	553,945	545,953
Accumulated other comprehensive income (loss)	(1,981)	398
Accumulated deficit	(382,618)	(352,011)
Total stockholders’ equity	169,458	194,451
Total liabilities and stockholders’ equity	$359,806	$402,953

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands, except per share data)	2018	2017	2018	2017
Revenue	$81,102	$73,214	$149,688	$144,902
Cost of goods sold	65,630	56,437	125,034	109,622
Gross profit	15,472	16,777	24,654	35,280
Operating expenses:
Research and development	13,243	14,206	27,131	29,750
Sales and marketing	3,891	3,910	8,015	8,842
General and administrative	7,267	7,729	14,917	19,155
Amortization of purchased intangible assets	120	118	239	236
Asset sale related costs	79	21	93	151
Restructuring charges	622	494	653	721
Gain on asset sale	—	—	—	(2,000)
Total operating expenses	25,222	26,478	51,048	56,855
Loss from operations	(9,750)	(9,701)	(26,394)	(21,575)
Interest income	122	31	215	104
Interest expense	(759)	(111)	(1,467)	(248)
Other income (expense), net	930	(11)	581	238
Total interest and other income (expense), net	293	(91)	(671)	94
Loss before income taxes	(9,457)	(9,792)	(27,065)	(21,481)
Income tax (provision) benefit	(1,080)	451	(1,718)	618
Net loss	$(10,537)	$(9,341)	$(28,783)	$(20,863)

Basic net loss per share	$(0.24)	$(0.22)	$(0.65)	$(0.49)
Diluted net loss per share	$(0.24)	$(0.22)	$(0.65)	$(0.49)
Weighted average shares used to compute basic net loss per share	44,665	43,219	44,463	42,919
Weighted average shares used to compute diluted net loss per share	44,665	43,219	44,463	42,919

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2018	2017	2018	2017
Net loss	$(10,537)	$(9,341)	$(28,783)	$(20,863)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(8,482)	1,445	(2,380)	3,913
Unrealized gains on available-for-sale securities, net of zero tax	—	13	1	16
Total other comprehensive income (loss)	(8,482)	1,458	(2,379)	3,929
Comprehensive loss	$(19,019)	$(7,883)	$(31,162)	$(16,934)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

(In thousands)	2018	2017
Cash flows from operating activities
Net loss	$(28,783)	$(20,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,911	13,298
Stock-based compensation expense	6,486	3,758
Deferred taxes	(42)	609
Others	214	122
Loss (gain) on sale of assets and other write-offs	43	(1,669)
Loss (gain) on foreign currency hedges	1,005	(1,070)
Allowance for doubtful accounts	(101)	92
Write-down of inventories	1,857	2,279
Foreign currency remeasurement	(1,123)	650
Change in assets and liabilities, net of effects of asset sale:
Accounts receivable	(9,981)	24,110
Inventories	4,173	(32,291)
Prepaid expenses and other assets	5,565	(14,803)
Accounts payable	94	2,451
Accrued and other liabilities	148	6,831
Net cash used in operating activities	(4,534)	(16,496)
Cash flows from investing activities
Purchase of property, plant and equipment	(10,653)	(34,597)
Proceeds from sale of property, plant and equipment and other assets	15	21,784
Purchase of marketable securities	(840)	(41,807)
Proceeds from sale of marketable securities	—	52,271
Proceeds from maturity of marketable securities	750	6,458
Settlement of foreign currency hedges	1,003	1,005
Net cash (used in) provided by investing activities	(9,725)	5,114
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	1,933	3,136
Tax withholding on restricted stock units	(276)	(638)
Payments for public stock offering	—	(117)
Proceeds from bank loans, net of debt issuance costs	24,419	48,994
Repayment of bank loans	(39,603)	(48,045)
Proceeds from issuance of notes payable	2,039	4,235
Repayment of notes payable	(1,676)	(6,599)
Proceeds from government grants	1,257	—
Net cash (used in) provided by financing activities	(11,907)	966
Effect of exchange rates on cash, cash equivalents and restricted cash	(176)	782
Net decrease in cash, cash equivalents and restricted cash	(26,342)	(9,634)
Cash, cash equivalents and restricted cash at the beginning of the period	81,564	86,585
Cash, cash equivalents and restricted cash at the end of the period	$55,222	$76,951
Supplemental disclosure of non-cash investing and financing activities:
Decrease in unpaid property, plant and equipment	$6,943	$6,342

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of presentation and significant accounting policies
Basis of Presentation and Consolidation
The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.
Going Concern
Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires an entity to disclose information about its potential inability to continue as a going concern when conditions and events indicate that it is probable that the entity may be unable to meet its obligations as they become due within one year. Management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Quarterly Report on Form 10-Q with the SEC in August 2018. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
As of June 30, 2018, the Company’s working capital was $106.0 million, including available cash, cash equivalents, short-term investments and restricted cash of approximately $67.6 million. In the first six months of 2018, the Company had operating losses of $26.4 million and cash used in operations of $4.5 million. It had an accumulated deficit of approximately $382.6 million as of June 30, 2018.
Through 2017 and the early part of 2018, the Company's operating results and cash flows were negatively affected by demand that was lower than customer estimates that were used to put capacity in place over the last two years.  In the three months ended June 30, 2018, demand began to increase, primarily due to volume growth in the Americas and the result of increased provincial deployments in China.
To adjust to the demand that has been less than estimates used for capacity decisions, the Company implemented restructuring plans in May and September 2017 that included a reduction in force and consolidation of facilities, in order to reduce expenses. The Company has also reduced or delayed certain product development projects and capital expenditures, aggressively pursued collections of accounts and notes receivable and continued to closely manage production and inventory levels.
In September 2017, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") which provides for borrowings under an accounts receivable based formula up to a maximum of $50.0 million. As of June 30, 2018, $30.3 million was outstanding under this line. The remaining borrowing capacity as of June 30, 2018 was $19.7 million, of which $5.0 million is required to be maintained as unused borrowing capacity. Borrowings under the Wells Fargo line are not due until June 30, 2022 as long as the borrowing base is not less than the outstanding amount (See Note 9). Additionally, the Company has $18.9 million of notes payable and short-term borrowing and $2.9 million of current portion of long-term debt as of June 30, 2018, which it plans to pay out of its existing available cash.
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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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
Concentration
In the three months ended June 30, 2018, Huawei Technologies Co. Ltd. and their affiliate HiSilicon Technologies (together with Huawei Technologies Co. Ltd., "Huawei") accounted for approximately 43% of the Company's total revenue. Two other customers accounted for approximately 25% and 12% of the Company’s total revenue and the Company’s top five customers represented approximately 90% of the Company’s total revenue. In the three months ended June 30, 2017, Huawei accounted for approximately 37% of the Company's total revenue. One other customer accounted for approximately 19% of the Company’s total revenue and the Company’s top five customers represented approximately 78% of the Company’s total revenue. In the six months ended June 30, 2018, Huawei accounted for approximately 46%, of the Company's total revenue. Two other customers accounted for approximately 22% and 10% of the Company's total revenue and the Company's top five customers represented approximately 87% of its total revenue. In the six months ended June 30, 2017, Huawei accounted for approximately 39% of the Company's total revenue. One other customer accounted for approximately 16% of the Company's total revenue and the Company's top five customers represented approximately 76% of the Company's total revenue.
As of June 30, 2018, three customers accounted for approximately 44%, 13% and 11% of the Company’s accounts receivable. As of December 31, 2017, three customers accounted for approximately 36%, 14% and 10%, respectively, of the Company’s accounts receivable.
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

In March 2017, the FASB issued ASU No. 2017-7, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-7”). This guidance revises the presentation of employer-sponsored defined benefit pension and other postretirement plans for the net periodic benefit cost in the statement of operations and requires that the service cost component of net periodic benefit be presented in the same income statement line items as other employee compensation costs for services rendered during the period. The other components of the net benefit costs are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. This guidance allows only the service cost component of net periodic benefit costs to be eligible for capitalization. ASU 2017-7 is effective for interim and annual periods after December 15, 2017. The Company adopted this standard effective January 1, 2018. The impact on the Company's consolidated financial statements upon the adoption of this standard was immaterial.
There have been no other changes in the Company’s significant accounting policies in the six months ended June 30, 2018, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2017.
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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Note 2. Revenue

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

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

Nature of products
Revenue from sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
High Speed Products	$69,754	$59,384	$128,843	$118,062
Network Products and Solutions	11,348	13,830	20,845	26,840
Total revenue	$81,102	$73,214	$149,688	$144,902

The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
China	$46,111	$38,700	$87,783	$77,086
Americas	17,694	13,602	29,901	23,365
Rest of world	17,297	20,912	32,004	44,451
Total revenue	$81,102	$73,214	$149,688	$144,902
Certain prior period amounts have been reclassified to conform to the current period presentation.

Deferred revenue

The Company records deferred revenue when cash payments are received or due in advance of our performance. Refer to Note 7 for disclosure of deferred revenue balances. The increase in the deferred revenue balances during the three and six months ended June 30, 2018 was immaterial, offset by approximately $0.2 million and $0.6 million of revenue recognized during the three and six months ended June 30, 2018 that was included in the deferred revenue balance as of December 31, 2017. The increase in the deferred revenue balances during the three and six months ended June 30, 2017 was $0.4 million and $1.6 million, respectively, offset by approximately $0.2 million and $0.5 million of revenue recognized during the three and six months ended June 30, 2017, respectively, that was included in the deferred revenue balance as of December 31, 2016.

Contract assets
The Company records contract assets when the revenue is recognized but the customer payment is contingent on a future event. The balance of contract assets as of June 30, 2018 and December 31, 2017 was immaterial.

Refund liabilities
The Company records refund liabilities when the contract permits the customer to return the product if certain circumstances arise. The balance of refund liabilities as of June 30, 2018 and December 31, 2017 was immaterial.

Note 3. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Numerator:
Net loss	$(10,537)	$(9,341)	$(28,783)	$(20,863)
Denominator:
Weighted average shares used to compute per share amount:
Basic	44,665	43,219	44,463	42,919
Diluted	44,665	43,219	44,463	42,919

Basic net loss per share	$(0.24)	$(0.22)	$(0.65)	$(0.49)
Diluted net loss per share	$(0.24)	$(0.22)	$(0.65)	$(0.49)

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company has excluded the impact of the following outstanding employee stock options and restricted stock units as well as the shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	June 30, 2018	June 30, 2017
Employee stock options	3,860	3,898
Restricted stock units	3,279	1,663
Employee stock purchase plan	193	186
	7,332	5,747

Note 4. Cash, cash equivalents, short-term investments, and restricted cash

The following table summarizes the Company’s cash, cash equivalents, short-term investments and restricted cash (in thousands):

	June 30, 2018	December 31, 2017

Cash and cash equivalents:
Cash	$48,383	$78,906
Cash equivalents	—	—
Cash and cash equivalents	$48,383	$78,906
Short-term investments	$12,401	$12,311
Restricted cash	$6,839	$2,658

	June 30, 2018	December 31, 2017

Cash and cash equivalents	$48,383	$78,906
Restricted cash	6,839	2,658
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$55,222	$81,564

As of June 30, 2018 restricted cash primarily included approximately $2.1 million pursuant to an asset purchase agreement with APAT Optoelectronics Components Co., Ltd. (“APAT OE”) relating to the asset sale closed in January 2017, $2.5 million related to cash balances temporarily restricted for regular business operations until a current legal dispute with APAT OE is resolved (See Note 11), $1.3 million relating to government grants received in advance and approximately $0.9 million for the compensating balances relating to the Company’s notes payable issued under its line of credit facilities in China (see Note 9). As of December 31, 2017, restricted cash primarily included approximately $2.1 million pursuant to an asset purchase agreement with APAT OE. The following table summarizes the Company’s unrealized gains and losses related to its cash equivalents and short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of June 30, 2018				As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$12,401	$—	$—	$12,401	$11,561	$—	$—	$11,561
U.S. government securities	—	—	—	—	751	—	(1)	750
Total	$12,401	$—	$—	$12,401	$12,312	$—	$(1)	$12,311
Reported as:
Short-term investments	12,401	—	—	12,401	12,312	—	(1)	12,311
Total	$12,401	$—	$—	$12,401	$12,312	$—	$(1)	$12,311

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2018 and December 31, 2017, maturities of marketable securities were as follows (in thousands):

	June 30, 2018	December 31, 2017

Less than 1 year	$12,401	$12,311
Due in 1 to 2 years	—	—
Due in 3 to 5 years	—	—
Total	$12,401	$12,311

Realized gains and losses on the sale of marketable securities during the three and six months ended June 30, 2018 and 2017 were insignificant. The Company did not recognize any impairment losses on its marketable securities during the three and six months ended June 30, 2018 or 2017. As of June 30, 2018, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 5.  Fair value disclosures
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2018				As of December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments:
Money market funds	$12,401	$—	$—	$12,401	$11,561	$—	$—	$11,561
U.S. government securities	—	—	—	—	750	—	—	750
Total	$12,401	$—	$—	$12,401	$12,311	$—	$—	$12,311

Foreign currency forward contracts*	$—	$—	$—	$—	$—	$—	$—	$—
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$563	$—	$—	$563	$523	$—	$—	$523
________________________________________________________

*The fair value of the Company’s foreign currency forward contract was immaterial as of June 30, 2018 and December 31, 2017.

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees.  The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at June 30, 2018. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.
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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Under the hedging program, the Company enters into monthly forward exchange contracts, that have average maturities of one month, to offset the effects of exchange rate exposures for its net intercompany activities denominated in Chinese Renminbi, or RMB, by buying and selling the underlying foreign currency in the future at fixed exchange rates, to offset the consequences of changes in foreign exchange on the balance sheet. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the re-measurement of the hedged assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. The net effect of fair value changes is reported in other income (expense), net. As of June 30, 2018, the fair value of the Company’s foreign currency forward contract was immaterial due to the short-term nature of the contract, which generally expires at each month-end. The total notional value of the Company’s foreign currency exchange contract as of June 30, 2018 was $48.0 million for Chinese Yuan offshore or CNH that approximates the RMB and $5.2 million for Japanese Yen (JPY).
The following table presents the Company's liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2018					As of December 31, 2017
	Level 1		Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Rusnano payment derivative	$—		$—	$1,000	$1,000	$—	$—	$389	$389
Foreign currency forward contracts	—	—	53	—	53	—	43	—	43
	$—		$53	$1,000	$1,053	$—	$43	$389	$432

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of June 30, 2018 and December 31, 2017 the Company had no assets or liabilities required to be measured at fair value on a nonrecurring basis. In the three months ended March 31, 2017, the Company recorded a $6.7 million contingent liability within accrued and other current liabilities on its balance sheet in connection with the contingent indemnification commitments pursuant to an asset sale closed in January 2017. See Note 6. This liability was measured using the Company's best estimate of the likelihood of payment based on circumstances the Company identified as having a significant impact on its fair value during the period, which is considered to be a level 3 fair value measurement.

Assets and Liabilities Not Measured at Fair Value

The carrying values of accounts receivable, accounts payable, notes payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.

The estimated fair value of the Company's long-term debt approximated its carrying value as of June 30, 2018 and December 31, 2017, as the interest rates approximated rates currently available to the Company on the issuance of liabilities with a similar maturity. This estimate is considered to be a level 2 fair value measurement.

Note 6. Asset sale
In January 2017, the Company completed the sale of its Low Speed Transceiver Products’ assets to APAT OE pursuant to an asset purchase agreement dated December 14, 2016 for consideration of approximately $25.0 million (in RMB equivalent) plus approximately $1.4 million (in RMB equivalent) for post-closing transaction service fees under a transition services agreement with APAT OE in which the Company provided short-term manufacturing and other specific services pursuant to such agreement. The related supply chain purchase commitments and value-added tax obligations have been assumed by APAT OE. The receivable and payable balances related to the transition service arrangement were $12.5 million and $11.8 million, respectively, as of June 30, 2018. See Note 11 for litigation and arbitration matters with APAT OE.
As of December 31, 2016, the balance in assets held for sale was $13.9 million, consisting of $13.1 million in inventories and $0.8 million in property, plant and equipment. As a result of post-closing adjustments, total consideration was reduced by approximately $3.4 million for inventory. In addition, an immaterial amount of property, plant and equipment was reclassified from assets held for sale. Upon closing, assets sold to APAT OE were approximately $12.8 million, including approximately $12.1 million in inventories and $0.7 million in property, plant and equipment. The adjusted consideration received of approximately $21.6 million is subject to further reduction of up to $10.0 million for any indemnification claims. As of June 30, 2018, the Company has a reserve of $7.0 million within accrued and other current liabilities for warranty claims. The indemnification warranties expired on June 30, 2017. The Company recognized a $2.2 million gain on the sale of these assets within the operating loss in 2017.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

All of the Low Speed Transceiver Products were part of the Company’s Network Products and Solution product group and included the low speed optical network (PON) products for which the end-of-life plan was announced in mid-2016.

Note 7. Balance sheet components

Accounts receivable, net

Accounts receivable, net, consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable	$76,752	$65,499
Trade notes receivable	727	2,356
Allowance for doubtful accounts	(163)	(626)
	$77,316	$67,229

Inventories, net

Inventories, net consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$30,714	$33,400
Work in process	13,670	13,246
Finished goods(1)	16,563	20,655
	$60,947	$67,301
________________________________________________________

(1)	Finished goods inventory at customer vendor managed inventory locations was $6.8 million and $7.1 million as of June 30, 2018 and December 31, 2017, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Prepaid taxes and taxes receivable	$9,676	$15,162
Transition services agreement receivable (Note 6)	12,525	12,817
Deposits and other prepaid expenses	3,852	4,138
Other receivable	4,186	4,118
	$30,239	$36,235

Property, plant and equipment, net

Purchases of property, plant and equipment unpaid as of June 30, 2018 and June 30, 2017 was $3.1 million and $9.8 million, respectively.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Technology and patents	$37,478	$(35,088)	$2,390	$37,684	$(34,923)	$2,761
Customer relationships	15,346	(14,991)	355	15,425	(14,835)	590
Leasehold interest	1,286	(374)	912	1,309	(366)	943
	$54,110	$(50,453)	$3,657	$54,418	$(50,124)	$4,294

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Cost of goods sold	$184	$203	$387	$465
Operating expenses	120	118	239	236
Total	$304	$321	$626	$701

The estimated future amortization expense of purchased intangible assets as of June 30, 2018, is as follows (in thousands):

2018 (remaining six months)	$606
2019	857
2020	739
2021	646
2022	30
Thereafter	779
$3,657

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Transition services agreement payables (Note 6)	$11,781	$11,222
Employee-related	11,560	12,990
Asset sale related contingent liabilities (Note 6)	7,014	7,135
Accrued warranty	1,592	1,334
Deferred revenue, current	735	939
Income and other taxes payable	2,401	542
Rusnano payment derivative	1,000	—
Other accrued expenses	8,205	9,080
	$44,288	$43,242

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Warranty Accrual

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Beginning balance	$1,699	$582	$1,334	$678
Warranty accruals	(17)	34	529	(28)
Settlements	(90)	(88)	(271)	(122)
Ending balance	$1,592	$528	$1,592	$528

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Pension and other employee-related	$4,774	$4,675
Deferred rent	2,984	2,908
Deferred revenue	280	617
Government grant	2,089	1,095
Rusnano payment derivative	—	389
Deferred income tax liabilities	65	106
Asset retirement obligations and other	3,834	4,285
	$14,026	$14,075

Note 8. Restructuring

In 2017, the Company initiated restructuring actions in order to focus on key growth initiatives and to move towards a lower break even revenue level through lower operating expenses and manufacturing cost reductions. Actions included a reduction in force, facilities consolidation and certain asset-related adjustments. The Company recorded $0.1 million in restructuring charges within cost of goods sold in the three and six months ended June 30, 2018 and $0.6 million and $0.7 million in restructuring charges within operating expenses in the three and six months ended June 30, 2018, respectively. The Company recorded $0.7 million and $1.0 million in restructuring charges within cost of goods sold and operating expenses in the three and six months ended June 30, 2017. Restructuring activities for the six months ended June 30, 2018 were as follows (in thousands):

	Employee Severance	Facilities Consolidation	Others	Total
Restructuring obligations December 31, 2017	$—	$1,580	$43	$1,623
Charges	177	(40)	662	799
Cash payments	(123)	(362)	(43)	(528)
Non-cash settlements and others	—	—	(51)	(51)
Restructuring obligations June 30, 2018	$54	$1,178	$611	$1,843
The current restructuring liability reported in Accrued and other current liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2018 was $1.5 million. The non-current restructuring liability reported in other noncurrent liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2018 was $0.3 million.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	June 30, 2018		December 31, 2017
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate

Note payable to Shanghai Pudong Development Bank	$—		$17,000	4.10%
Note payable to CITIC Bank	17,000	4.74%	17,000	4.00%
Notes payable to suppliers	1,929	—	1,607
Total notes payable and short-term borrowing	$18,929		$35,607
Long-term debt, current and non-current:
Borrowing under Wells Fargo Credit Facility	$30,305	4.10%	$30,018	3.29%
Mitsubishi Bank loans	11,996	1.05% -1.45%	16,924	1.05% -1.45%
Mitsubishi Bank and Yamanashi Chou Bank loan	7,405	1.1%	—
Unaccreted discount and issuance costs within current portion of long-term debt	(171)		(86)
Unaccreted discount and issuance costs within long-term debt, net of current portion	(515)		(295)
Total long-term debt, net of unaccreted discount and issuance costs	$49,020		$46,561

Reported as:
Current portion of long-term debt	$2,868		$6,005
Long-term debt, net of current portion	46,152		40,556
Total long-term debt, net of unaccreted discount and issuance costs	$49,020		$46,561

Notes payable

The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of June 30, 2018, the Company’s subsidiary in China had three line of credit facilities with the following banking institutions:

•
Under the first line of credit facility with Shanghai Pudong Development Bank, the Company can borrow up to RMB 120.0 million ($18.1 million) for short-term loans at varying interest rates, or up to approximately RMB 171.4 million ($25.9 million) for bank acceptance drafts (with a up to 50% compensating balance requirement). This line of credit facility expires in July 2019. In November 2017, the Company borrowed $17.0 million under this line which bears interest at 4.1%. The amount of $17.0 million under this line was repaid in May 2018.

•
Under the second line of credit facility with Shanghai Pudong Development Bank, which expires in July 2019, the Company can borrow up to RMB 30.0 million ($4.5 million) for short-term loans at varying interest rates, or up to approximately RMB 42.9 million ($6.5 million) for bank acceptance drafts (with a up to 50% compensating balance requirement).

•
In December 2017, the Company's subsidiary in China entered into a third line of credit facility with CITIC Bank in China, which expires in November 2018. The purpose of the credit facility is to provide short-term borrowings, bank acceptance drafts and letters of credits. Under this credit facility, the Company can borrow up to approximately RMB 250 million ($37.8 million) at varying interest rates. In February 2018, the Company borrowed $17.0 million under this line which bears interest at 4.7%. The amount of $17.0 million under this line was repaid in August 2018.

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
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had an outstanding balance of $1.9 million and $1.6 million as of June 30, 2018 and December 31, 2017, respectively. In addition to the outstanding notes payable, three letters of credit totaling $1.6 million were issued to its suppliers in 2016 for equipment purchases delivered by December 2016. These letters of credit required a 30% compensating balance. As of December 31, 2016, the outstanding balance of these letters of credit was immaterial and was fully repaid as of December 31, 2017.
As of June 30, 2018 and December 31, 2017, compensating balances relating to these bank acceptance drafts and letters of credit issued to suppliers and the Company’s subsidiaries totaled $0.9 million and $0.5 million, respectively. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.
In China, when there is a case pending in judicial court, banks may choose to limit borrowing against existing credit lines, regardless of the legitimacy of the case. The Company has a dispute pending with APAT OE in judicial court (See Note 11). The Company does not expect to make any additional draws against its credit facilities in China until this matter is resolved.

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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Credit Facility agreement ("Agreement") requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Company is required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million shall include unused borrowing capacity. The Agreement also restricts the Company's ability to dispose of assets, permit change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments and make certain restricted payments. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. The Company was in compliance with the covenants of this Credit Facility as of June 30, 2018. As of June 30, 2018, the outstanding balance under the Credit Facility was $30.3 million and the weighted average rate under the LIBOR option was 4.10%. The remaining borrowing capacity as of June 30, 2018 was $19.7 million, of which $5.0 million is required to be maintained as unused borrowing capacity.

Mitsubishi Bank loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500 million JPY ($4.4 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($9.0 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by the Company’s Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.4 million). The Term Loan A of 500 million JPY (approximately $4.4 million) was repaid to the Mitsubishi Bank in January 2018.

The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. Outstanding principal balance for Term Loan B and unamortized debt issuance costs were approximately 666.7 million JPY (approximately $6.0 million) and 75.9 million JPY (approximately $0.7 million), respectively, as of June 30, 2018. The Company was in compliance with the related covenants as of June 30, 2018 and December 31, 2017.

In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690 million JPY (approximately $6.2 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment acquired from the loan proceeds. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Company was in compliance with these covenants as of June 30, 2018. The loan is available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.2 million) under this loan was fully drawn as of December 31, 2017.

Mitsubishi Bank and Yamanashi Chou Bank loan

In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $7.7 million) (the “Term Loan C”).  The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C is secured by the assets owned by the Company's subsidiary in Japan. The Term Loan C is available from January 29, 2018 to January 29, 2025.  The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of June 30, 2018.

As of June 30, 2018, maturities of total long-term debt were as follows (in thousands):

2018 (remaining six months)	$1,520
2019	3,039
2020	3,039
2021	3,039
2022	33,344
Thereafter	5,725
$49,706

Note 10. Japan pension plan

The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan as of June 30, 2018 and December 31, 2017 was $4.5 million and $4.6 million, respectively, of which $0.3 million and $0.5 million, respectively, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Net periodic pension cost associated with this plan was immaterial in the three and six months ended June 30, 2018 and 2017.

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
On December 27, 2016 the Company was served with a lawsuit filed by Lestina International Ltd. (“Lestina”), in Santa Clara County, CA. The lawsuit is regarding a dispute of approximately $3 million related to purchase orders for the Company’s Low Speed Transceiver Products that was soon thereafter sold by the Company to APAT OE in January 2017. The purchase orders in question were included in the asset sale and were assumed liabilities by the purchaser of the business. The Company is unable to predict with certainty the outcome of this matter, but is seeking to resolve the matter either through a court dismissal of the action or a resolution with the plaintiff and/or the purchaser of the Low Speed Transceiver Products’ assets. Discovery is currently in process. Because the purchase orders in question were an assumed liability of the Low Speed Transceiver Products’

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

assets that were transferred to the purchaser, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. A trial date is currently scheduled for January 14, 2019.

On April 21, 2018, APAT OE filed a lawsuit in the Qianhai Court in Shenzhen, China against NeoPhotonics (China) Co., Ltd. ("NeoChina"), NeoPhotonics Corporation and NeoPhotonics Dongguan Co. Ltd. The lawsuit is in reference to the sale of the low speed transceiver business to APAT OE from NeoChina. APAT OE claims that the business has been losing money and that APAT OE was not given all of the information about the business they purchased prior to signing the Asset Purchase Agreement. On May 28, 2018, counsel on behalf of NeoChina filed a motion objecting to the jurisdiction, claiming that the proper jurisdiction for any dispute between these parties is the Shenzhen Court of International Arbitration and the proper parties to this dispute are NeoChina and APAT OE, pursuant to the Asset Purchase Agreement signed by APAT OE and NeoChina. On June 20, 2018 a hearing was held in the Qianhai Court in Shenzhen, China. The Company is unable to predict the outcome of this matter.

In China, when there is a case pending in judicial court, banks may choose to limit borrowing against existing credit lines, regardless of the legitimacy of the case. The Company does not expect to make any additional draws against its credit lines in China until this matter is resolved. We believe we have cash and credit lines available in the U.S. such that this does not have an impact on our operations in China.
APAT Arbitration
On June 16, 2017, APAT OE filed an arbitration claim against NeoChina (the Company’s China subsidiary), claiming that approximately $1.5 million of the inventory that was sold to APAT OE by NeoChina in an Asset Purchase Agreement executed between the parties on December 14, 2016 was aged inventory and of no value. The arbitration was heard in the Shenzhen Court of International Arbitration on August 2, 2017.  On October 25, 2017, NeoChina was informed that it was successful in the defense of the dispute and was also successful in its counterclaim against APAT OE.  NeoChina was awarded approximately RMB700,000 (approximately USD $110,000) in compensatory damages and attorney fees as well as having the approximately $1.5 million claim against it rejected in its entirety.
On or about May 1, 2018, APAT OE filed a Notice of Judicial Review of the arbitration judgment in the Shenzhen Intermediate Court in Shenzhen, China.  The case was heard on May 29, 2018, and NeoChina was successful in disputing the Judicial Review, which means that the arbitration judgment against APAT OE and in favor of NeoChina stands. Although APAT OE continues to dispute this matter through the lawsuit as described in the above litigation section, NeoPhotonics Corporation and its affiliates continue to argue that the proper forum for any dispute in reference to the low speed transceiver business purchased by APAT OE is the Shenzhen Court of International Arbitration.
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
In November 2016, Oyster Communications, Inc. filed nine patent lawsuits against several defendants in the U.S. District Court for the Eastern District of Texas, including one against Cisco Systems, Inc. ("Cisco"). One defendant has successfully transferred their case to the U.S. District Court for the Northern District of California. Additional defendants requested venue changes are still pending. The Company was not named as a defendant in any of the lawsuits. In July 2017, however, Cisco notified the Company that it would be seeking indemnification from the Company for claims against Cisco arising from the lawsuits. The Company is investigating the matter and in discussions with Cisco, but is currently unable to predict the outcome of this matter and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.
Leases
The Company leases various facilities under non-cancelable operating leases expiring through 2027. As of June 30, 2018, future minimum payments under these operating leases totaled approximately $28.7 million and future minimum sublease receipts were approximately $1.5 million. Rent expense was $1.0 million and $2.1 million in the three and six months ended June 30, 2018 and $1.3 million and $2.3 million in the three and six months ended June 30, 2017.

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
The Rights Agreement, as amended in 2015 (the “Amended Rights Agreement”) limits the maximum amount of penalties and/or exit fee (the “Rusnano Payment”) to be paid by the Company to $5.0 million in the aggregate and allows such payment to be reduced when certain milestones are met over time.  The Amended Rights Agreement also provides for an updated investment plan for the Company’s Russian subsidiaries that includes non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones through 2019. The Company fulfilled its investment commitment required by 2016 and had contributed over $21.0 million in cash and assets to its subsidiaries in Russia as of December 31, 2016. Therefore, no amounts of the Rusnano Payment were due as of December 31, 2017 or June 30, 2018.

As of June 30, 2018, the remaining Investment Commitment was approximately $7.5 million to be invested at any time on or before December 31, 2019. At any point between June 30, 2018 and December 31, 2019, the Company may elect to pay a $2.0 million exit fee to terminate any remaining obligations associated with the Investment Commitment.

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
Rusnano has non-transferable veto rights over the Company’s Russian subsidiaries’ annual budget during the investment period and must approve non-cash asset transfers to be made in satisfaction of the Investment Commitment.  The Company accounted for the Rusnano Payment as an embedded derivative instrument.  The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative are recorded in other income (expense), net. The estimated fair value of this derivative was $1.0 million as of June 30, 2018 and $0.4 million as of December 31, 2017. As of June 30, 2018, and December 31, 2017, the derivative was reported within Accrued and other current liabilities and other noncurrent liabilities, respectively on the Company’s condensed consolidated balance sheets. See Note 7.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12. Stockholders’ equity

Common Stock

As of June 30, 2018, the Company had reserved 8,790,965 common stock for issuance under its equity incentive plans and 644,187 common stock shares for issuance under its employee stock purchase plan.
Accumulated Other Comprehensive Income (loss)
The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Income (loss)
Balance as of December 31, 2017	$567	$(1)	$(168)	$398
Other comprehensive income (loss), net of taxes of zero and reclassifications	(2,380)	1	—	(2,379)
Balance as of June 30, 2018	$(1,813)	$—	$(168)	$(1,981)

No material amounts were reclassified out of accumulated other comprehensive income during the three and six months ended June 30, 2018 and 2017 for realized gains or losses on available-for-sale securities.

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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 13. Stock-based compensation

The following table summarizes the stock-based compensation expense recognized in the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Cost of goods sold	$629	$324	$1,279	$471
Research and development	829	511	1,602	1,173
Sales and marketing	642	313	1,580	777
General and administrative	1,039	738	2,025	1,337
	$3,139	$1,886	$6,486	$3,758

Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

Stock options	2018	2017	2018	2017
Weighted-average expected term (years)	6.02	5.99	6.02	5.99
Weighted-average volatility	66%	65%	65%	65%
Risk-free interest rate	2.62%	2.08%	2.27%-2.62%	2.08%
Expected dividends	—%	—%	—%	—%
Stock appreciation units
Weighted-average expected term (years)	2.0	2.33	2.04	2.39
Weighted-average volatility	67%	71%	67%	71%
Risk-free interest rate	1.73%-2.39%	0.76%-1.50%	1.03%-2.39%	0.51%-1.50%
Expected dividends	—%	—%	—%	—%
ESPP
Weighted-average expected term (years)	0.71	0.68	0.71	0.68
Weighted-average volatility	61%	55%	61%	55%
Risk-free interest rate	1.20%-1.93%	0.45%-0.91%	1.20%-1.93%	0.45%-0.91%
Expected dividends	—%	—%	—%	—%

Stock Options and Restricted Stock Units (RSUs)

The following table summarizes the Company’s stock option and RSU activity during the six months ended June 30, 2018:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2017	3,933,529	$5.55	2,404,637	$9.02
Granted	158,116	6.64	1,306,588	6.80
Exercised/Converted	(188,621)	3.73	(312,076)	8.33
Cancelled/Forfeited	(42,993)	9.20	(119,782)	9.02
Balance as of June 30, 2018	3,860,031	5.65	3,279,367	8.20

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Stock Appreciation Units (SAU)

SAUs are liability classified share-based awards. Outstanding SAUs are re-measured each reporting period at fair value until settlement.  The Company did not grant any SAUs during the three and six months ended June 30, 2018 or 2017. As of June 30, 2018 and December 31, 2017, there were 227,201 and 239,824 SAUs outstanding, respectively, and related SAU liabilities were $0.8 million and $0.8 million, respectively.

Employee Stock Purchase Plan (ESPP)
As of June 30, 2018, there was $0.2 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2018.

Note 14. Income taxes
The income tax (provision) benefit for income taxes in the periods presented is based upon the income (loss) before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Income tax (provision) benefit	$(1,080)	$451	$(1,718)	$618

The Company’s income tax (provision) benefit in the three and six months ended June 30, 2018 and 2017 was primarily related to income taxes of the Company’s non-U.S. operations.

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

As of June 30, 2018, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2017.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 15. Subsequent events
In July 2018, the Company granted 665,000 shares of market-based RSUs to certain employees. These RSUs will vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share and the recipients remain in continuous service with the Company through such period.
In August 2018, the Company repaid $17.0 million to CITIC Bank, which was borrowed under a line of credit facility with CITIC Bank which expires in November 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2018 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.
This Quarterly Report on Form 10-Q for the period ended June 30, 2018 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2018 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.
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
Business Overview

We develop, manufacture and sell optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks and related applications. Our products address the highest speed over distance applications and are designed for 100G and beyond data rates, such as at 200G, 400G, 600G and coming Terabit per second rates for telecom and hyper-scale data center, or content provider, networks. We sell our products to the world’s leading network equipment manufacturers, including Ciena Corporation ("Ciena"), Cisco Systems, Inc., Fiberhome Technologies, Ltd. ("Fiberhome"), Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies, Ltd. (collectively “Huawei”) and Nokia (formerly Alcatel-Lucent, which was acquired by Nokia in January 2016). These companies are among our largest customers and a focus of our strategy due to their leading market positions.

Over the last decade we have been a consistent technology innovator in high speed digital optics products and applications, steadily introducing new capabilities and solutions that enable leading market positions for our customers and for our products that they use.

We have research and development and wafer fabrication facilities in San Jose and Fremont, California and in Tokyo, Japan that coordinate with our research and development and manufacturing facilities in Dongguan, Shenzhen and Wuhan, China and Ottawa, Canada. We use proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing. Today, we believe we are one of the highest volume photonic integrated circuit ("PIC") manufacturers in the world.

Our High Speed Products for data rates of 100G, 200G, 400G and beyond use our Advanced Hybrid Photonic Integration technology. These products using our advanced technology are the core focus of our strategy, and we believe that they are an important competitive differentiator. Our strategic focus on high speed components and coherent solutions recognizes the explosion of optics in converged edge network applications and we are expanding to new markets ranging from data centers to cable television to autonomous vehicle navigation. We align our product group reporting to “High Speed Products”, which includes products designed for 100G and beyond communications applications, and “Network Products and Solutions,” which comprises all products designed for applications that do not have data rates at or above 100G.

For coherent transport from data center interconnect through long-haul, we are a vertically integrated designer and manufacturer of the highest speed optical components which we sell to the merchant market and which we incorporate into our own module level products. For applications inside the data center, we are focused on supplying the highest value laser, receiver and optical IC solutions to the merchant market. As disaggregation of optical equipment continues to gain momentum, we believe that high performance merchant components capability will be an increasingly important differentiator.

We recently introduced a number of new products for 400G and 600G systems. We see strength in our design wins, most notably across all three of our leading coherent components, including our ultra-narrow linewidth tunable laser, 400G and 600G micro coherent driver-modulator and coherent receiver. Our ultra-narrow linewidth lasers are a critical element in achieving these speeds because they have the narrowest linewidth and minimal phase noise for the higher order modulation schemes - or data coding methods - that are required. Our laser, receiver and modulator work together to enable the highest performance solutions and we offer them as both a full solution and as discrete elements to customers who demand the highest performance and whose systems operate at the highest data rates. We are currently shipping these products to customers to meet their system development needs and we are now ramping manufacturing volumes as 400G and 600G demands grow.

Our coherent module solutions leverage our high performance and high speed components. Our CFP-DCO 100G coherent module is shipping to customers deploying links in metro networks and switch/router connection applications where high signal clarity is key. We further demonstrated at OFC in March 2018 our 400G coherent OSFP module for 400G point to point links over 80 km data center interconnect distances.

Our new client side and data center product offerings are focused on 400G applications. Our 53GBaud Linear Optical Component product family includes PAM4 capable optical components for 100G and 400G cloud data center and other client applications, including drivers and EML lasers for transmitters plus photodetectors and trans-impedance amplifiers for receivers. These provide the optical content necessary for single wavelength 100G PAM4 and four wavelength 400G PAM4 transceivers for 2-10km distances inside data centers, such as DD-QSFP and OSFP. We have also introduced high-power, non-hermetic laser optical sources for shorter reach 100G and 400G Silicon Photonics based transceivers for data center applications.

While supporting our customers' current needs with these advanced components, we are also preparing for their next generation needs by taking steps to integrate and reduce the size of the optics by approximately a factor of two while maintaining the high performance necessary for 400G, 600G and 800G per wavelength. We recently introduced and demonstrated our Coherent Optical Subassembly, or COSA, which integrates our 64GBaud coherent driver-modulator and our coherent receiver in a compact package that occupies less than half the space of the equivalent discrete components. Alongside this, we introduced and demonstrated our “Nano” ultra-narrow linewidth external cavity tunable laser, which combined with ASIC control circuitry similarly reduces the size in half or more while featuring the industry leading linewidth and power consumption of our external cavity laser.

Long Haul, Metro and high density data center interconnect networks also leverage our multi-cast switches to boost network capacity while supporting bandwidth-hungry services. These switches enable contentionless reconfiguration to maximize fiber utilization and capacity growth.

Finally, we are deploying a range of both passive module solutions and long reach laser solutions for 5G network applications, for which network deployments are expected to ramp in 2019.

In 2017, decreased market demand in China for 100G and above product deployments materially affected our operating results. Demand was very strong in 2016 from our China-based customers, who at that time provided optimistic forecasts for 2017 in anticipation of new tenders for provincial and metro 100G system deployments from the leading Chinese telecom carriers. However, tender awards from the China telecom carriers were slower than expected in 2017, which caused a significant drop in demand beginning in the first quarter of 2017. We believe one or more of our leading customers in China had accumulated significant inventory prior to the end of the quarter ended March 31, 2017. We also believe they and other customers rapidly moved to adjust their inventory by reducing their purchases of our products, beginning in the first quarter of 2017 and continuing in successive quarters, to align with the slowing market demand and their own production levels.

Beginning in the quarter ended December 31, 2017 and continuing into the quarter ended June 30, 2018, we saw a steady demand environment emerge in China and inventories of our products stabilize at our Chinese customers, primarily as a result of provincial deployments in China. We believe there remains uncertainty in the market in China, such that accurately anticipating the timing and volume of provincial deployments is difficult. Therefore, we and our customers have limited visibility into the timing and volumes of such tender awards. These market conditions in China have adversely affected our revenues, operating results and financial condition throughout 2017 and in the six months ended June 30, 2018, as detailed below.

On April 15, 2018, the United States Department of Commerce issued a Denial Order which prohibited Chinese telecom equipment maker ZTE Corporation ("ZTE") from receiving items subject to U. S. Export Administration Regulations. This order effectively banned U.S. companies from selling, exporting or re-exporting components, software and technology to ZTE.

Our direct revenue from ZTE during the quarter ended March 31, 2018 was approximately 1% of total revenue, the same as for the entire fiscal year 2017. In addition, we provide component products to certain ZTE supply chain partners, which was estimated to be approximately 2% of total revenue in the quarter ended March 31, 2018, compared to approximately 3% for the entire fiscal year 2017. In addition, in the quarter ended March 31, 2018, we took a reserve for products held in inventory designated for ZTE valued at approximately $1.2 million.

In July 2018, the U.S. Department of Commerce removed the ban as a result of a settlement agreement with ZTE.
Revenue was $81.1 million in the three months ended June 30, 2018, compared to $73.2 million in the same period in 2017 primarily due to volume growth in the Americas, including through off-shore contract manufacturers, and in China due to an increase in provincial deployments. Our gross profit was 19% of revenue in the three months ended June 30, 2018, compared to 23% of revenue in the three months ended June 30, 2017, primarily attributable to annual price reductions and excess capacity charges.
In the three months ended June 30, 2018, High Speed Products represented approximately 86% of total revenue and Network Products and Solutions represented approximately 14% of total revenue.  In the three months ended June 30, 2017, High Speed Products were 81% of total revenue and Network Products and Solutions represented approximately 19% of total revenue.
In September 2017, we initiated certain restructuring actions to improve near-term profitability while focusing our investment and developments on key growth opportunities within and between data centers, front and backhaul for 5G, traditional metro and long haul telecommunications, plus emerging cable TV and edge network applications.
In December 2016, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with APAT Optoelectronics Components Co., Ltd. (the “Purchaser”) for the sale of certain assets of our access and low speed transceiver product lines (the “Low Speed Transceiver Products”) which was completed in January 2017.  All of these products were part of our Network Products and Solutions group and included low speed passive optical network ("PON") products for which an end-of-life plan was announced in mid-2016. In 2017 and 2016, such Low Speed Transceiver Products generated approximately 1% and 15% of our total revenue, respectively.
The asset sale consisted of approximately $25.0 million in cash consideration plus approximately $1.4 million post-closing transition services under a transition services agreement ("TSA") with the Purchaser. We recognized a $2.2 million gain on the sale of these assets within our operating loss in 2017. See Note 6 and Note 11 in Notes to Consolidated Financial Statements in Item 1 of Part I of this Report.
Critical accounting policies and estimates
Other than the policy changes disclosed in Note 1 in Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Report, there have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2018 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.
Results of Operations

Revenue
Our business is focused on the highest speed digital optics and signal processing communications applications. In the three months ended June 30, 2018, our High Speed Products for data rates of 100G and beyond comprised 86% of our revenues.

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

	Three Months Ended June 30,				Six Months Ended June 30,

(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Total revenue	$81,102	$73,214	$7,888	11%	$149,688	$144,902	$4,786	3%

We generate most of our revenue from a limited number of customers. Huawei has consistently been our largest customer, which was again the case in the three months ended June 30, 2018, as it accounted for approximately 43% of our revenue. One other customer accounted for an additional 25% of our revenue for the three months ended June 30, 2018. In the three months ended June 30, 2017, Huawei and one other customer accounted for approximately 37% and 19% of our revenue, respectively.

In addition to Huawei, we have several large customers which may or may not exceed 10% of revenue in any given quarter. After Huawei, our next four largest customers accounted for an additional 47% and 41% of our revenue in the three months ended June 30, 2018 and 2017, respectively.
We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. As of June 30, 2018, three customers accounted for 44%, 13% and 11% of total accounts receivable and as of December 31, 2017, three customers accounted for 36%, 14% and 10% of total accounts receivable.
As previously discussed, demand from our China based customers was very strong in 2016 with optimistic forecasts for 2017.  However, tender awards from the China telecom carriers were slower than expected through 2017, leading to lower revenue throughout 2017.
Three Months Ended June 30, 2018 Compared With Three Months Ended June 30, 2017

Revenue increased $7.9 million, or 11%, in the three months ended June 30, 2018, compared to the same period in 2017, as described in "Business Overview" above. In the three months ended June 30, 2018, High Speed Products represented approximately 86% of total revenue, compared to 81% of total revenue in the same period in 2017, while Network Products and Solutions represented approximately 14% of total revenue in the three months ended June 30, 2018, compared to approximately 19% of total revenue in the same period a year ago. In the three months ended June 30, 2018, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer, was 57%, 22% and 21% of total revenue, respectively, compared to 53%, 19% and 28% of total revenue, respectively, in the same period in 2017.
Six Months Ended June 30, 2018 Compared With Six Months Ended June 30, 2017

Revenue increased $4.8 million or 3%, in the six months ended June 30, 2018, compared to the same period in 2017, primarily due to volume growth in the Americas, including through off-shore contract manufacturers, and in China for provincial deployments. In the six months ended June 30, 2018, High Speed Products represented approximately 86% of total revenue, compared to 81% of total revenue in the same period in 2017, while Network Products and Solutions represented approximately 14% of total revenue in the six months ended June 30, 2018, compared to approximately 19% of total revenue in the same period a year ago, which included revenue from Low Speed Transceiver Products. In the six months ended June 30, 2018, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer, was 59%, 20% and 21% of total revenue, respectively, compared to 53%, 16% and 31% of total revenue, respectively, in the same period in 2017.

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
Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors including the introduction of new products, production volume, production volume compared to sales over time, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, stock-based compensation, write-downs of excess and obsolete inventories and warranty costs. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate, particularly in the quarters in which the negotiations occurred. Our first quarter gross margins are typically seasonally lower than the fourth quarter of the prior year due to annual price negotiations with customers that occur the end of the prior year as well as lower manufacturing capacity utilization during the holidays in China.
As a manufacturing company, our margins are sensitive to changes in volume and factory utilization, and the softer demand in the China market led to lower production volume and factory utilization which contributed to the decrease in our gross profit in the three months ended June 30, 2018.

	Three Months Ended June 30,				Six Months Ended June 30,

(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of goods sold	65,630	56,437	$9,193	16%	125,034	109,622	$15,412	14%
Gross profit	15,472	16,777	$(1,305)	(8)%	24,654	35,280	$(10,626)	(30)%

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Gross profit as a % of revenue	19%	23%	16%	24%
Three Months Ended June 30, 2018 Compared With Three Months Ended June 30, 2017
Gross profit decreased $1.3 million, or 8%, to $15.5 million in the three months ended June 30, 2018, compared to $16.8 million in the same period in 2017. Gross margin decreased by approximately 4 percentage points to 19% in the three months ended June 30, 2018, compared to the same period in 2017. The decline in gross margin was driven by approximately 3 percentage points of higher manufacturing costs, approximately 2 percentage points of annual price reductions and approximately 1 percentage point for factory under-utilization, somewhat offset by approximately 2 percentage points of lower inventory write-downs and warranty costs.
Six Months Ended June 30, 2018 Compared With Six Months Ended June 30, 2017
Gross profit decreased $10.6 million or 30%, to $24.7 million in the six months ended June 30, 2018, compared to $35.3 million in the same period in 2017. Gross margin decreased by approximately 8 percentage points to 16% in the six months ended June 30, 2018, compared to the same period in 2017. The decline in gross margin was driven by approximately 8 percentage points of annual price reductions, 1 percentage point from higher inventory write-downs and warranty costs and 1 percentage point for factory under-utilization, somewhat offset by 2 percentage points of lower manufacturing costs.
Operating expenses
Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation.

	Three Months Ended June 30,				Six Months Ended June 30,

(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$13,243	$14,206	$(963)	(7)%	$27,131	$29,750	$(2,619)	(9)%
Sales and marketing	3,891	3,910	(19)	—%	8,015	8,842	(827)	(9)%
General and administrative	7,267	7,729	(462)	(6)%	14,917	19,155	(4,238)	(22)%
Amortization of purchased intangible assets	120	118	2	2%	239	236	3	1%
Asset sale related costs	79	21	58	276%	93	151	(58)	(38)%
Restructuring charges	622	494	128	26%	653	721	(68)	(9)%
Gain on asset sale	—	—	—	—%	—	(2,000)	2,000	(100)%
Total operating expenses	$25,222	$26,478	$(1,256)	(5)%	$51,048	$56,855	$(5,807)	(10)%

Research and development
Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.
Three Months Ended June 30, 2018 Compared With Three Months Ended June 30, 2017
Research and development expense decreased by $1.0 million, or 7%, in the three months ended June 30, 2018, compared to the same period in 2017. The decrease was primarily due to $0.9 million decrease in outside development services and $0.5 million decrease in payroll and related costs, partially offset by a $0.3 million increase in stock-based compensation expense.
Six Months Ended June 30, 2018 Compared With Six Months Ended June 30, 2017
Research and development expense decreased by $2.6 million or 9% in the six months ended June 30, 2018, compared to the same period in 2017. The decrease was primarily due to $1.5 million decrease in outside development services, $0.9 million decrease in payroll and related costs and $0.5 million decrease related to higher benefit from government grants, partially offset by a $0.4 million increase in stock-based compensation expense.
Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.
Three Months Ended June 30, 2018 Compared With Three Months Ended June 30, 2017
Sales and marketing expense was approximately flat in the three months ended June 30, 2018, compared to the same period in 2017.
Six Months Ended June 30, 2018 Compared With Six Months Ended June 30, 2017
Sales and marketing expense decreased by $0.8 million or 9%, in the six months ended June 30, 2018, compared to the same period in 2017 primarily due to $1.0 million decrease in payroll and related costs and $0.6 million from the recovery of bad debts previously written off, partially offset by a $0.8 million increase in stock-based compensation expense.
General and administrative
General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance,  human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

Three Months Ended June 30, 2018 Compared With Three Months Ended June 30, 2017
General and administrative expense decreased by $0.5 million, or 6%, in the three months ended June 30, 2018, compared to the same period in 2017. The decrease was primarily due to $0.7 million decrease in facilities-related costs, $0.1 million decrease in professional services costs related to accounting, tax and legal and $0.1 million decrease in payroll and related costs, partially offset by a $0.3 million increase in stock-based compensation expense.
Six Months Ended June 30, 2018 Compared With Six Months Ended June 30, 2017
General and administrative expense decreased by $4.2 million or 22%, in the six months ended June 30, 2018, compared to the same period in 2017. The decrease was primarily due to $2.6 million in professional services related to accounting, tax and legal, $1.0 million decrease in payroll and related costs and $1.3 million decrease in facilities-related costs, partially offset by a $0.7 million increase in stock-based compensation expense.
Amortization of purchased intangible assets
Our intangible assets are being amortized over their estimated useful lives.  Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships and other agreements are recorded within operating expenses.
Asset sale related costs
We incurred $0.2 million in the six months ended June 30, 2017 in asset sale related costs for legal and other professional services.
Restructuring charges
During the three months ended September 30, 2017, we initiated restructuring actions in order to focus on key growth initiatives and to move towards a lower break even revenue level. Actions to lower operating expenses and manufacturing costs included a reduction in force, facilities consolidation and certain asset-related adjustments. Restructuring charges in the three and six months ended June 30, 2018 were $0.7 million and $0.8 million, respectively, of which $0.6 million and $0.7 million, respectively were included in operating expenses. Restructuring charges in the first six months of 2018 included $0.6 million related to changes in the fair value of penalty payment derivative. Restructuring charges in the six months ended June 30, 2017 were $1.0 million, of which $0.7 million was included in operating expenses and the remainder in cost of goods sold. Restructuring charges in the first six months of 2017 included a reduction in force during the first six months of 2017 related to the sale of our Low Speed Transceiver Product assets and our lower market outlook for China.

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

	Three Months Ended June 30,				Six Months Ended June 30,

(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest income	122	31	$91	294%	215	104	$111	107%
Interest expense	(759)	(111)	$(648)	584%	(1,467)	(248)	$(1,219)	492%
Other income (expense), net	930	(11)	$941	(8,555)%	581	238	$343	144%
Total	293	(91)	$384	(422)%	(671)	94	$(765)	(814)%

Interest expense included in interest and other income (expense), increased in the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increase in interest expense was due to an increase in outstanding borrowings during the three and six months ended June 30, 2018. Other income (expense), net included in interest and other income (expense), increased in the three and six months ended June 30, 2018, as compared to the same periods in 2017, primarily due to the increased purchasing value of U.S. dollar relative to other currencies.
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

	Three Months Ended June 30,				Six Months Ended June 30,

(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Income tax (provision) benefit	(1,080)	451	$(1,531)	(339)%	(1,718)	618	$(2,336)	(378)%

Our income tax (provision) benefit in the three and six months ended June 30, 2018 and 2017 was primarily related to the timing of the income tax provision of our non-U.S. operations.

Liquidity and capital resources
As of June 30, 2018, we had working capital of $106.0 million, including total cash, cash equivalents, short-term investments and restricted cash of $67.6 million. Approximately 16% of our total cash, cash equivalents, short-term investments and restricted cash were held by our foreign entities, including approximately $9.0 million in accounts held by our subsidiaries in China, of which $6.8 million was in restricted cash, and approximately $1.3 million in accounts held by our subsidiary in Japan. Cash, cash equivalents, investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.

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
In January 2017, we completed the sale of certain Low Speed Transceiver Products’ assets for an approximately $25.0 million consideration plus an approximately $1.4 million post-closing transition services fees. The consideration was reduced by $3.4 million for inventory adjustment after closing to approximately $21.6 million, which was subject to other adjustments of up to $10.0 million for any potential claims. See Note 6 and Note 11 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.
In September 2017 we entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent for a lender group (the "Wells Fargo Credit Facility" or "Credit Facility"), and the $20.0 million debt outstanding under our Comerica Bank Credit Facility, which had since been terminated, was paid in full.
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
The Credit Facility agreement requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Borrowing Base calculation contains a customary provision that gives the lender the ability to reduce the Borrowing Base by reserves that are subjectively determinable, which is considered a subjective acceleration clause. We are required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million must be unused borrowing capacity. Borrowings under the Credit Facility are collateralized by substantially all of our assets. We were in compliance with the covenants of this Credit Facility as of June 30, 2018. As of June 30, 2018, the outstanding balance under the Credit Facility was $30.3 million and the weighted average rate under the LIBOR option was 4.1%. The remaining borrowing capacity as of June 30, 2018 was $19.7 million of which $5.0 million is required to be maintained as unused borrowing capacity.
We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of June 30, 2018, our subsidiary in China had three line of credit facilities with banking institutions.
As of June 30, 2018 and December 31, 2017, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $1.9 million and $1.6 million, respectively. Compensating balances relating to these credit facilities totaled $0.9 million and $0.5 million, respectively, as of June 30, 2018 and December 31, 2017. Compensating balances are classified as restricted cash on our condensed consolidated balance sheets. See Note 4 and Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.
As of June 30, 2018, we had two loan arrangements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (collectively the “Mitsubishi Bank Term Loans”) and a third loan arrangement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. and The Yamanashi Chou Bank, Ltd. One of Mitsubishi Bank Term Loans requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on this loan accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by real estate collateral. The second term loan of 690 million JPY (approximately $6.2 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our

Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan is available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.2 million) under this loan was drawn as of June 30, 2018. In January 2018, the Company entered into a term loan agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $7.7 million) (the "Mitsubishi-Yamanashi Term Loan"). The Mitsubishi-Yamanashi Term Loan is available from January 29, 2018 to January 29, 2025.  The full amount of the Mitsubishi-Yamanashi Term Loan was drawn on January 29, 2018. Interest on the Mitsubishi-Yamanashi Term Loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Mitsubishi-Yamanashi Term Loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. As of June 30, 2018, our aggregate outstanding principal balance under Mitsubishi Bank Term Loans and Mitsubishi-Yamanashi Term Loan was 2.1 billion JPY (approximately $19.4 million). See Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months.  Historically, we have collected on the notes receivable in full at the time of maturity.
In the first six months of 2018, we generated operating losses of $26.4 million and cash used in operations was $4.5 million. We had an accumulated deficit of $382.6 million as of June 30, 2018. Through 2017 and the early part of 2018, the Company's operating results and cash flows were negatively affected by demand that was lower than customer estimates that were used to put capacity in place over the last two years.  In the three months ended June 30, 2018, demand began to increase, primarily due to the volume growth in the Americas and result of increased provincial deployments in China.
To adjust to the demand that has been less than estimates used for capacity decisions, we implemented restructuring plans in May and September 2017 that included a reduction in force and consolidation of facilities, in order to reduce expenses. We have also reduced or delayed certain product development projects and capital expenditures, aggressively pursued collections of accounts and notes receivable and continued to closely manage production and inventory levels.
As of June 30, 2018, the remaining borrowing capacity under our revolving line of credit agreement with Wells Fargo, was $19.7 million of which $5.0 million is required to be maintained as unused borrowing capacity. Additionally, we had $18.9 million of notes payable and short-term borrowing and $2.9 million of current portion of long-term debt as of June 30, 2018, which we plan to pay out of our existing available cash. In August 2018, we repaid $17.0 million of note payable to CITIC Bank, which was included in notes payable and short-term borrowing as of June 30, 2018.
In China, when there is a case pending in judicial court, banks may choose to limit borrowing against existing credit lines, regardless of the legitimacy of the case. We have a dispute pending with APAT OE in judicial court (See Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report). We do not expect to make any additional draws against our credit facilities in China until this matter is resolved.  We have less expensive cash and credit lines available in the U.S., and believe this will not impact on our operations in China.
We currently believe we will have sufficient resources to fund our currently planned operations and expenditures over the next twelve months without additional financing or other actions.  In addition, we believe we have a number of ongoing and potential actions that may further strengthen our projected cash and projected financial position.
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

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended June 30,

(in thousands)	2018	2017
Net cash used in operating activities	$(4,534)	$(16,496)
Net cash (used in) provided by investing activities	(9,725)	5,114
Net cash (used in) provided by financing activities	(11,907)	966
Effect of exchange rates on cash, cash equivalents and restricted cash	(176)	782
Net decrease in cash, cash equivalents and restricted cash	$(26,342)	$(9,634)

Operating activities
Net cash used in operating activities was $4.5 million in the six months ended June 30, 2018, compared to $16.5 million net cash used in operating activities in the same 2017 period. The net cash used in operating activities decreased primarily due to $36.5 million increase in cash flows from inventories related to a buildup in inventories in the first quarter of 2017 and a $20.4 million increase in cash flows from prepaid expenses. The increases are partially offset by a $34.1 million decrease in cash flows from accounts receivable due to lower collections in 2018, a $2.4 million decrease in cash flows related to accounts payable due to lower spending, a $6.7 million decrease in cash flows from accrued and other liabilities and a $1.7 million decrease in cash flows related to net loss and non-cash adjustments.
Investing activities
Net cash used by investing activities was $9.7 million in the six months ended June 30, 2018, compared to $5.1 million provided by investing activities in the same 2017 period. The decrease in cash flows from investing activities was primarily due to $21.7 million of proceeds from the sale of Low Speed Transceiver Products’ assets in January 2017, a $17.0 million decrease due to decrease in net proceeds from sale, maturity and purchase of marketable securities, partially offset by a $23.9 million increase in cash flows due to lower property, plant and equipment purchases.
Financing activities
Net cash used in financing activities was $11.9 million in the six months ended June 30, 2018, compared to $1.0 million provided by financing activities in the same 2017 period. The decrease in cash flows from financing activities was primarily due to $13.4 million decrease in net borrowings under our credit facilities, term loans and note payables to banks in China, partially offset by a $1.3 million increase in proceeds from government grants.

Contractual Obligations and Commitments
As of June 30, 2018, our principal commitments consisted of obligations under operating leases, purchase commitments, debt and other contractual obligations. The following table presents additional contractual obligations and update the amounts disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (in thousands). See Note 9 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Mitsubishi Bank and Yamanashi Chou Bank loan	$7,405	$549	$2,194	$2,194	$2,468
Expected interest payments (1)	264	38	122	75	29
Total	$7,669	$587	$2,316	$2,269	$2,497
(1) Expected interest payments were calculated using interest rates as of June 30, 2018.

Off-balance Sheet Arrangements

As of June 30, 2018, we did not have any significant off-balance sheet arrangements.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Risks Related to Our Business
We are dependent on Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies Co., Ltd. and our other key customers for a large portion of our revenue and the loss of, or a significant reduction in orders in any period from any of our major customers may reduce our revenue and adversely impact our results of operations.
We have generated most of our revenue from a limited number of customers. In the six months ended June 30, 2018, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (or collectively “Huawei”) accounted for approximately 46% of our revenue and our top five customers represented 87% of our revenue. In the year ended December 31, 2017, Huawei accounted for approximately 40% of our revenue and our top five customers represented 78% of our revenue. The loss of, or a significant reduction in orders from any of our other key customers would materially and adversely affect our revenue and results of operations.
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
We have had a history of losses and we may incur additional losses in future periods. As of June 30, 2018, our accumulated deficit was $382.6 million and we incurred a net loss of $28.8 million in the six months ended June 30, 2018. We continue to review our expenditures related to the ongoing operations of our business for their effectiveness.   These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations. Operations and assets that are deemed to be less effective may be subject to restructuring, which could lead to increased operating losses in future periods when and if restructuring charges are incurred.
*Changes in U.S. and international trade policies, particularly with regard to China, may adversely impact our business and operating results.
The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including recently-imposed tariffs affecting certain products manufactured in China. At this time, products manufactured by our Chinese affiliates have not been included in the tariffs imposed on imports into the United States from China. However, some products manufactured by our Chinese affiliates have been included on lists of products to be targeted by proposed tariff increases that may be implemented in the future. In addition, it is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted that increase the cost of importing products into the United States, or that might trigger retaliatory action by U.S. trading partners. Further, it is unknown what effect that any such new tariffs or retaliatory actions would have on us or our industry and customers. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Some of our competitors have substantially greater name brand recognition, technical, financial, and marketing resources, and greater manufacturing capacity, as well as better-established relationships with customers, than we do. Some of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies. Some of our competitors may be able to develop new products more quickly than us and may be able to develop products that are more reliable or which provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at below-market pricing levels that could prevent us from competing effectively and result in a loss of sales or market share or cause us to lower prices for our products.
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
The U.S. government recently enacted comprehensive tax legislation (the Tax Cuts and Jobs Act of 2017, or the Tax Reform Act) that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate from 35% to 21%, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB 118) which provides a measurement period of no more than a year from the Tax Reform Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (ASC 740). Given our current taxable loss position, based on our preliminary analysis, we do not expect the new tax legislation to have a material cash tax impact on our business other than reducing the NOL carryforwards which is offset by a valuation allowance. However, due to the broad complexities of the Tax Reform Act, our ASC 740 accounting for the Tax Reform Act is still subject to change, which could adversely affect our business and financial condition.
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
Risks Related to Our Operations in China
Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 28% as of June 30, 2018, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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
*Uncertainties with respect to China’s legal system could adversely affect the legal protection available to us.
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
Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital, as well as to allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. As of June 30, 2018 and December 31, 2017, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. Accordingly, we may not be able to move our capital easily, which could harm our business.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed herewith
2.1	Asset Purchase Agreement dated December 14, 2016 between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.1	January 23, 2017
2.2	Supplementary Agreement to Asset Purchase Agreement, dated January 12, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.2	January 23, 2017
2.3	Second Supplementary Agreement to Asset Purchase Agreement, dated January 14, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.*	Form 8-K	001-35061	2.3	January 23, 2017
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1/A	333-166096	3.5	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1/A	333-166096	4.1	May 17, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010
4.3	Commitment to File Registration Statement and Related Waiver of Registration Rights by and between NeoPhotonics Corporation and Open Join Stock Company “RUSNANO” dated as of December 18, 2014.	Form S-1	333-201180	4.4	December 19, 2014
10.1+	2018 Bonus Program					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed herewith
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Management compensatory plan or arrangement.
* Translation to English of an original Chinese document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date:	August 6, 2018	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)