Form 10-Q
period 2018-09-30
NEOPHOTONICS CORP
filed 2018-11-05
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒

As of October 31, 2018, there were approximately 46,049,277 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION
For the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	September 30, 2018	December 31, 2017
(In thousands, except par data)
ASSETS
Current assets:
Cash and cash equivalents	$52,099	$78,906
Short-term investments	7,441	12,311
Restricted cash	5,195	2,658
Accounts receivable, net of allowance for doubtful accounts	66,620	67,229
Inventories	57,124	67,301
Assets held for sale	3,192	—
Prepaid expenses and other current assets	28,659	36,235
Total current assets	220,330	264,640
Property, plant and equipment, net	104,965	127,565
Purchased intangible assets, net	3,320	4,294
Goodwill	1,115	1,115
Other long-term assets	3,080	5,339
Total assets	$332,810	$402,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,603	$69,017
Notes payable and short-term borrowing	3,634	35,607
Current portion of long-term debt	2,798	6,005
Accrued and other current liabilities	46,857	43,242
Total current liabilities	107,892	153,871
Long-term debt, net of current portion	50,356	40,556
Other noncurrent liabilities	13,388	14,075
Total liabilities	171,636	208,502
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
As of September 30, 2018, 45,840 shares issued and outstanding; as of December 31, 2017, 44,219 shares issued and outstanding	115	111
Additional paid-in capital	559,371	545,953
Accumulated other comprehensive income (loss)	(7,569)	398
Accumulated deficit	(390,743)	(352,011)
Total stockholders’ equity	161,174	194,451
Total liabilities and stockholders’ equity	$332,810	$402,953

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share data)	2018	2017	2018	2017
Revenue	$81,748	$71,121	$231,436	$216,023
Cost of goods sold	62,815	60,608	187,849	170,230
Gross profit	18,933	10,513	43,587	45,793
Operating expenses:
Research and development	13,177	14,662	40,308	44,412
Sales and marketing	4,351	4,071	12,366	12,913
General and administrative	8,592	7,637	23,509	26,792
Amortization of purchased intangible assets	118	119	357	355
Asset sale related costs	251	78	344	229
Restructuring charges	1,133	2,829	1,786	3,550
Gain on asset sale	—	—	—	(2,000)
Total operating expenses	27,622	29,396	78,670	86,251
Loss from operations	(8,689)	(18,883)	(35,083)	(40,458)
Interest income	85	37	300	141
Interest expense	(540)	(495)	(2,007)	(743)
Other income (expense), net	1,310	(41)	1,891	197
Total interest and other income (expense), net	855	(499)	184	(405)
Loss before income taxes	(7,834)	(19,382)	(34,899)	(40,863)
Income tax (provision) benefit	(291)	1,195	(2,009)	1,813
Net loss	$(8,125)	$(18,187)	$(36,908)	$(39,050)

Basic net loss per share	$(0.18)	$(0.42)	$(0.82)	$(0.90)
Diluted net loss per share	$(0.18)	$(0.42)	$(0.82)	$(0.90)
Weighted average shares used to compute basic net loss per share	45,476	43,790	44,804	43,212
Weighted average shares used to compute diluted net loss per share	45,476	43,790	44,804	43,212

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2018	2017	2018	2017
Net loss	$(8,125)	$(18,187)	$(36,908)	$(39,050)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(5,588)	2,177	(7,968)	6,090
Unrealized gains on available-for-sale securities, net of zero tax	—	1	1	17
Total other comprehensive income (loss)	(5,588)	2,178	(7,967)	6,107
Comprehensive loss	$(13,713)	$(16,009)	$(44,875)	$(32,943)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

(In thousands)	2018	2017
Cash flows from operating activities
Net loss	$(36,908)	$(39,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,551	20,630
Stock-based compensation expense	10,527	5,692
Deferred taxes	(42)	673
Others	327	158
Loss (gain) on sale of assets and other write-offs	304	(1,623)
Loss (gain) on foreign currency hedges	2,220	(1,501)
Allowance for doubtful accounts	(144)	76
Write-down of inventories	3,200	7,083
Asset impairment charge	—	275
Foreign currency remeasurement	(4,192)	1,576
Change in assets and liabilities, net of effects of asset sale:
Accounts receivable	519	13,755
Inventories	5,482	(36,466)
Prepaid expenses and other assets	5,957	(12,002)
Accounts payable	(4,958)	(9,424)
Accrued and other liabilities	3,154	8,937
Net cash provided by (used in) operating activities	8,997	(41,211)
Cash flows from investing activities
Purchase of property, plant and equipment	(14,377)	(41,461)
Proceeds from sale of property, plant and equipment and other assets	32	21,806
Purchase of marketable securities	(880)	(52,031)
Proceeds from sale of marketable securities	5,000	52,272
Proceeds from maturity of marketable securities	750	6,458
Settlement of foreign currency hedges	(1,776)	1,553
Net cash used in investing activities	(11,251)	(11,403)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	3,801	3,568
Tax withholding on restricted stock units	(747)	(973)
Payments for public stock offering	—	(117)
Proceeds from bank loans, net of debt issuance costs	29,358	96,039
Repayment of bank loans	(57,323)	(68,270)
Proceeds from issuance of notes payable	4,795	5,842
Repayment of notes payable	(2,568)	(9,789)
Proceeds from government grants	1,228	—
Net cash (used in) provided by financing activities	(21,456)	26,300
Effect of exchange rates on cash, cash equivalents and restricted cash	(560)	1,174
Net decrease in cash, cash equivalents and restricted cash	(24,270)	(25,140)
Cash, cash equivalents and restricted cash at the beginning of the period	81,564	86,585
Cash, cash equivalents and restricted cash at the end of the period	$57,294	$61,445
Supplemental disclosure of non-cash investing and financing activities:
Decrease in unpaid property, plant and equipment	$8,916	$6,430
Asset retirement obligations	$—	$2,146

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of presentation and significant accounting policies
Basis of Presentation and Consolidation
The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.
Going Concern
Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires an entity to disclose information about its potential inability to continue as a going concern when conditions and events indicate that it is probable that the entity may be unable to meet its obligations as they become due within one year. Management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Quarterly Report on Form 10-Q with the SEC in November 2018. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
As of September 30, 2018, the Company’s working capital was $112.4 million, including available cash, cash equivalents, short-term investments and restricted cash of approximately $64.7 million. In the first nine months of 2018, the Company had operating losses of $35.1 million and cash from operations of $9.0 million. It had an accumulated deficit of approximately $390.7 million as of September 30, 2018.
Through 2017 and the early part of 2018, the Company's operating results and cash flows were negatively affected by demand that was lower than customer estimates that were used to put capacity in place over the last two years.  In the three months ended June 30, 2018, demand continued to be strong, primarily due to volume growth in the Americas and the result of increased domestic deployments in China plus exports for international deployments. In the three months ended September 30, 2018, demand was in line with the increased demand experienced during the three months ended June 30, 2018.
To adjust to the demand that was less than estimates used for capacity decisions, the Company implemented restructuring plans in May and September 2017 that included a reduction in force and consolidation of facilities, in order to reduce expenses. The Company has also reduced or delayed certain product development projects and capital expenditures, aggressively pursued collections of accounts and notes receivable and continued to closely manage production and inventory levels.
In September 2017, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") which provides for borrowings under an accounts receivable based formula up to a maximum of $50.0 million. As of September 30, 2018, $35.6 million was outstanding under this line. The remaining borrowing capacity as of September 30, 2018 was $14.4 million, of which $5.0 million is required to be maintained as unused borrowing capacity. Borrowings under the Wells Fargo line are not due until June 30, 2022 as long as the borrowing base is not less than the outstanding amount (See Note 9). Additionally, the Company had $3.6 million of notes payable and $2.8 million of current portion of long-term debt as of September 30, 2018, which it plans to pay out of its existing available cash.
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
Concentration
In the three months ended September 30, 2018, Huawei Technologies Co. Ltd. and its affiliate HiSilicon Technologies (together with Huawei Technologies Co. Ltd., "Huawei") accounted for approximately 47% of the Company's total revenue. One other customer accounted for approximately 28% of the Company’s total revenue and the Company’s top five customers represented approximately 89% of the Company’s total revenue. In the three months ended September 30, 2017, Huawei accounted for approximately 39% of the Company's total revenue. Two other customers accounted for approximately 14% and 11% of the Company’s total revenue and the Company’s top five customers represented approximately 79% of the Company’s total revenue. In the nine months ended September 30, 2018, Huawei accounted for approximately 47% of the Company's total revenue. One other customer accounted for approximately 25% of the Company's total revenue and the Company's top five customers represented approximately 89% of its total revenue. In the nine months ended September 30, 2017, Huawei accounted for approximately 39% of the Company's total revenue. One other customer accounted for approximately 16% of the Company's total revenue and the Company's top five customers represented approximately 76% of the Company's total revenue.
As of September 30, 2018, three customers accounted for approximately 41%, 20% and 12% of the Company’s accounts receivable. As of December 31, 2017, three customers accounted for approximately 36%, 14% and 10%, respectively, of the Company’s accounts receivable.
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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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
There have been no other changes in the Company’s significant accounting policies in the nine months ended September 30, 2018, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Standards Update Not Yet Effective
In January 2017, the FASB issued ASU 2017-4, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-4”). This standard amends the goodwill impairment test to compare the fair value of a

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) (“ASU 2016-2”).  ASU 2016-2 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and consolidated statements of operations and to disclose qualitative and quantitative information about lease transactions. It is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. Certain optional practical expedients are allowed. The Company is in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosure.

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

Product revenue
The Company develops, manufactures and sells optoelectronic products that transmit, receive, modify and switch high speed digital optical signals for communications networks. Revenue is derived primarily from the sale of hardware products. The Company sells its products worldwide, primarily to leading network equipment manufacturers.

Revenue recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company generally bears all costs, risk of loss or damage and retains title to the goods up to the point of transfer of control of promised products to customer. Revenue related to the sale of consignment inventories at customer vendor managed locations is not recognized until the products are pulled from consignment inventories by customers. In instances where acceptance of the product or solutions is specified by the customer, revenue is deferred until such required acceptance criteria have been met. Shipping and handling costs are included in the cost of goods sold. The Company presents revenue net of sales taxes and any similar assessments.

Nature of products
Revenue from sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
High Speed Products	$68,519	$59,426	$197,362	$177,488
Network Products and Solutions	13,229	11,695	34,074	38,535
Total revenue	$81,748	$71,121	$231,436	$216,023

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
China	$46,134	$40,513	$133,917	$117,599
Americas	22,369	13,487	52,270	36,853
Rest of world	13,245	17,121	45,249	61,571
Total revenue	$81,748	$71,121	$231,436	$216,023
Certain prior period amounts have been reclassified to conform to the current period presentation.

Deferred revenue

The Company records deferred revenue when cash payments are received or due in advance of our performance. Refer to Note 7 for disclosure of deferred revenue balances. The increase in the deferred revenue balances during the three and nine months ended September 30, 2018 was immaterial, offset by approximately $0.2 million and $0.8 million of revenue recognized during the three and nine months ended September 30, 2018 that was included in the deferred revenue balance as of December 31, 2017. The increase in the deferred revenue balances during the three and nine months ended September 30, 2017 was $0.1 million and $1.7 million, respectively, offset by approximately $0.2 million and $0.7 million of revenue recognized during the three and nine months ended September 30, 2017, respectively, that was included in the deferred revenue balance as of December 31, 2016.

Contract assets
The Company records contract assets when the revenue is recognized but the customer payment is contingent on a future event. The balance of contract assets as of September 30, 2018 and December 31, 2017 was immaterial.

Refund liabilities
The Company records refund liabilities when the contract permits the customer to return the product if certain circumstances arise. The balance of refund liabilities as of September 30, 2018 and December 31, 2017 was immaterial.

Note 3. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Numerator:
Net loss	$(8,125)	$(18,187)	$(36,908)	$(39,050)
Denominator:
Weighted average shares used to compute per share amount:
Basic	45,476	43,790	44,804	43,212
Diluted	45,476	43,790	44,804	43,212

Basic net loss per share	$(0.18)	$(0.42)	$(0.82)	$(0.90)
Diluted net loss per share	$(0.18)	$(0.42)	$(0.82)	$(0.90)

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company has excluded the impact of the following outstanding employee stock options and restricted stock units as well as the shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	September 30, 2018	September 30, 2017
Employee stock options	3,405	4,227
Restricted stock units	2,630	2,504
Market-based restricted stock units	665	—
Employee stock purchase plan	174	245
	6,874	6,976

Note 4. Cash, cash equivalents, short-term investments, and restricted cash

The following table summarizes the Company’s cash, cash equivalents, short-term investments and restricted cash (in thousands):

	September 30, 2018	December 31, 2017

Cash and cash equivalents:
Cash	$52,099	$78,906
Cash equivalents	—	—
Cash and cash equivalents	$52,099	$78,906
Short-term investments	$7,441	$12,311
Restricted cash	$5,195	$2,658

	September 30, 2018	December 31, 2017

Cash and cash equivalents	$52,099	$78,906
Restricted cash	5,195	2,658
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$57,294	$81,564

As of September 30, 2018 restricted cash primarily included approximately $2.1 million pursuant to an asset purchase agreement with APAT Optoelectronics Components Co., Ltd. (“APAT OE”) relating to the asset sale closed in January 2017, approximately $1.2 million relating to government grants received in advance and approximately $1.9 million for the compensating balances relating to the Company’s notes payable issued under its line of credit facilities in China (see Note 9). As of December 31, 2017, restricted cash primarily included approximately $2.1 million pursuant to an asset purchase agreement with APAT OE. The following table summarizes the Company’s unrealized gains and losses related to its cash equivalents and short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of September 30, 2018				As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$7,441	$—	$—	$7,441	$11,561	$—	$—	$11,561
U.S. government securities	—	—	—	—	751	—	(1)	750
Total	$7,441	$—	$—	$7,441	$12,312	$—	$(1)	$12,311
Reported as:
Short-term investments	7,441	—	—	7,441	12,312	—	(1)	12,311
Total	$7,441	$—	$—	$7,441	$12,312	$—	$(1)	$12,311

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2018 and December 31, 2017, maturities of marketable securities were as follows (in thousands):

	September 30, 2018	December 31, 2017

Less than 1 year	$7,441	$12,311
Due in 1 to 2 years	—	—
Due in 3 to 5 years	—	—
Total	$7,441	$12,311

Realized gains and losses on the sale of marketable securities during the three and nine months ended September 30, 2018 and 2017 were insignificant. The Company did not recognize any impairment losses on its marketable securities during the three and nine months ended September 30, 2018 or 2017. As of September 30, 2018, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Note 5.  Fair value disclosures
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2018				As of December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments:
Money market funds	$7,441	$—	$—	$7,441	$11,561	$—	$—	$11,561
U.S. government securities	—	—	—	—	750	—	—	750
Total	$7,441	$—	$—	$7,441	$12,311	$—	$—	$12,311

Foreign currency forward contracts*	$—	$—	$—	$—	$—	$—	$—	$—
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$569	$—	$—	$569	$523	$—	$—	$523
________________________________________________________

*The fair value of the Company’s foreign currency forward contract was immaterial as of December 31, 2017.

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees.  The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at September 30, 2018. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.
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
Under the hedging program, the Company enters into monthly forward exchange contracts, that have average maturities of one month, to offset the effects of exchange rate exposures for its net intercompany activities denominated in Chinese Renminbi, or RMB, by buying and selling the underlying foreign currency in the future at fixed exchange rates, to offset the consequences of changes in foreign exchange on the balance sheet. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the re-measurement of the hedged assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. The net effect of fair value changes is reported in other income (expense), net. The Company temporarily discontinued entering into forward exchange contracts in the quarter ended September 30, 2018, as it was uneconomical for the Company to enter into forward exchange contracts.
The following table presents the Company's liabilities that are measured at fair value on a recurring basis (in thousands):

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of September 30, 2018				As of December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Rusnano payment derivative	$—	$—	$2,000	$2,000	$—	$—	$389	$389
Foreign currency forward contracts	—	—	—	—	—	43	—	43
	$—	$—	$2,000	$2,000	$—	$43	$389	$432

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of September 30, 2018 and December 31, 2017 the Company had no assets or liabilities required to be measured at fair value on a nonrecurring basis. In the three months ended March 31, 2017, the Company recorded a $6.7 million contingent liability within accrued and other current liabilities on its balance sheet in connection with the contingent indemnification commitments pursuant to an asset sale closed in January 2017. See Note 6. This liability was measured using the Company's best estimate of the likelihood of payment based on circumstances the Company identified as having a significant impact on its fair value during the period, which is considered to be a level 3 fair value measurement.

Assets and Liabilities Not Measured at Fair Value

The carrying values of accounts receivable, accounts payable, notes payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.

The estimated fair value of the Company's long-term debt approximated its carrying value as of September 30, 2018 and December 31, 2017, as the interest rates approximated rates currently available to the Company on the issuance of liabilities with a similar maturity. This estimate is considered to be a level 2 fair value measurement.

Note 6. Asset sale
In January 2017, the Company completed the sale of its Low Speed Transceiver Products’ assets to APAT OE pursuant to an asset purchase agreement dated December 14, 2016 for consideration of approximately $25.0 million (in RMB equivalent) plus approximately $1.4 million (in RMB equivalent) for post-closing transaction service fees under a transition services agreement with APAT OE in which the Company provided short-term manufacturing and other specific services pursuant to such agreement. The related supply chain purchase commitments and value-added tax obligations have been assumed by APAT OE. The receivable and payable balances related to the transition service arrangement were $12.1 million and $11.8 million, respectively, as of September 30, 2018. See Note 11 for litigation and arbitration matters with APAT OE.
As of December 31, 2016, the balance in assets held for sale was $13.9 million, consisting of $13.1 million in inventories and $0.8 million in property, plant and equipment. As a result of post-closing adjustments, total consideration was reduced by approximately $3.4 million for inventory. In addition, an immaterial amount of property, plant and equipment was reclassified from assets held for sale. Upon closing, assets sold to APAT OE were approximately $12.8 million, including approximately $12.1 million in inventories and $0.7 million in property, plant and equipment. The adjusted consideration received of approximately $21.6 million is subject to further reduction of up to $10.0 million for any indemnification claims. As of September 30, 2018, the Company has a reserve of $6.8 million within accrued and other current liabilities for warranty claims. The indemnification warranties expired on June 30, 2017. The Company recognized a $2.2 million gain on the sale of these assets within the operating loss in 2017.
All of the Low Speed Transceiver Products were part of the Company’s Network Products and Solution product group and included the low speed optical network (PON) products for which the end-of-life plan was announced in mid-2016.

Note 7. Balance sheet components

Accounts receivable, net

Accounts receivable, net, consists of the following (in thousands):

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	September 30, 2018	December 31, 2017
Accounts receivable	$66,264	$65,499
Trade notes receivable	476	2,356
Allowance for doubtful accounts	(120)	(626)
	$66,620	$67,229

Inventories, net

Inventories, net consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$26,904	$33,400
Work in process	11,755	13,246
Finished goods(1)	18,465	20,655
	$57,124	$67,301
________________________________________________________

(1)	Finished goods inventory at customer vendor managed inventory locations was $6.8 million and $7.1 million as of September 30, 2018 and December 31, 2017, respectively.

Assets held for sale

In September 2018, the Company received a non binding term sheet from Joint Stock Company Rusnano, a related party, for Joint Stock Company Rusnano group to purchase the 100% interest in the operations of NeoPhotonics Corporation, LLC, the Company's manufacturing operations in Russia. In the three and nine months ended September 30, 2018, the Company recorded additional restructuring expense of $1.0 million and $1.6 million, respectively for the Rusnano payment derivative related to these operations.

As of September 30, 2018, the Company reclassified assets with carrying value of $3.2 million as held for sale primarily consisting of $2.6 million of property, plant and equipment and $0.6 million of prepaid expenses and other current assets. The estimated fair value less direct costs of sale approximates the related carrying value. The balance for liabilities held for sale as of September 30, 2018 was immaterial and was primarily included in accrued and other current liabilities.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid taxes and taxes receivable	$7,167	$15,162
Transition services agreement receivable (Note 6)	12,120	12,817
Deposits and other prepaid expenses	3,975	4,138
Other receivable	5,397	4,118
	$28,659	$36,235

Property, plant and equipment, net

Purchases of property, plant and equipment unpaid as of September 30, 2018 and September 30, 2017 was $1.1 million and $9.7 million, respectively.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchased intangible assets

Purchased intangible assets consist of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Technology and patents	$37,045	$(34,833)	$2,212	$37,684	$(34,923)	$2,761
Customer relationships	15,123	(14,888)	235	15,425	(14,835)	590
Leasehold interest	1,240	(367)	873	1,309	(366)	943
	$53,408	$(50,088)	$3,320	$54,418	$(50,124)	$4,294

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Cost of goods sold	$185	$202	$572	$667
Operating expenses	118	119	357	355
Total	$303	$321	$929	$1,022

The estimated future amortization expense of purchased intangible assets as of September 30, 2018, is as follows (in thousands):

2018 (remaining three months)	$302
2019	855
2020	737
2021	645
2022	28
Thereafter	753
$3,320

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Transition services agreement payables (Note 6)	$11,769	$11,222
Employee-related	14,742	12,990
Asset sale related contingent liabilities (Note 6)	6,760	7,135
Accrued warranty	1,199	1,334
Deferred revenue, current	704	939
Income and other taxes payable	2,376	542
Rusnano payment derivative	2,000	—
Other accrued expenses	7,307	9,080
	$46,857	$43,242

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Warranty Accrual

The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Beginning balance	$1,592	$528	$1,334	$678
Warranty accruals	(42)	1,047	487	1,019
Settlements	(351)	(173)	(622)	(295)
Ending balance	$1,199	$1,402	$1,199	$1,402

Other noncurrent liabilities

Other noncurrent liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Pension and other employee-related	$4,651	$4,675
Deferred rent	3,023	2,908
Deferred revenue	112	617
Government grant	1,912	1,095
Rusnano payment derivative	—	389
Deferred income tax liabilities	63	106
Asset retirement obligations and other	3,627	4,285
	$13,388	$14,075

Note 8. Restructuring

In 2017, the Company initiated restructuring actions in order to focus on key growth initiatives and to move towards a lower break even revenue level through lower operating expenses and manufacturing cost reductions. Actions included a reduction in force, facilities consolidation and certain asset-related adjustments. The Company recorded $0.1 million and $0.2 million in restructuring charges within cost of goods sold in the three and nine months ended September 30, 2018, respectively, and $1.1 million and $1.8 million in restructuring charges within operating expenses in the three and nine months ended September 30, 2018, respectively. The Company recorded $3.1 million and $4.1 million in restructuring charges within cost of goods sold and operating expenses in the three and nine months ended September 30, 2017. Restructuring activities for the nine months ended September 30, 2018 were as follows (in thousands):

	Employee Severance	Facilities Consolidation	Others	Total
Restructuring obligations December 31, 2017	$—	$1,580	$43	$1,623
Charges	269	—	1,704	1,973
Cash payments	(147)	(640)	(43)	(830)
Non-cash settlements and others	—	—	(94)	(94)
Restructuring obligations September 30, 2018	$122	$940	$1,610	$2,672
The current restructuring liability reported in Accrued and other current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2018 was $2.6 million. The non-current restructuring liability reported in other noncurrent liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2018 was $0.1 million.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Debt

The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	September 30, 2018		December 31, 2017
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate

Note payable to Shanghai Pudong Development Bank	$—		$17,000	4.10%
Note payable to China CITIC Bank	—		17,000	4.00%
Notes payable to suppliers	3,634	—	1,607
Total notes payable and short-term borrowing	$3,634		$35,607

Long-term debt, current and non-current:
Borrowing under Wells Fargo Credit Facility	$35,630	4.51%	$30,018	3.29%
Mitsubishi Bank loans	11,206	1.05% -1.45%	16,924	1.05% -1.45%
Mitsubishi Bank and Yamanashi Chou Bank loan	6,942	1.1%	—
Unaccreted discount and issuance costs within current portion of long-term debt	(161)		(86)
Unaccreted discount and issuance costs within long-term debt, net of current portion	(463)		(295)
Total long-term debt, net of unaccreted discount and issuance costs	$53,154		$46,561

Reported as:
Current portion of long-term debt	$2,798		$6,005
Long-term debt, net of current portion	50,356		40,556
Total long-term debt, net of unaccreted discount and issuance costs	$53,154		$46,561

Notes payable and short-term borrowing

The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of September 30, 2018, the Company’s subsidiary in China had three line of credit facilities with the following banking institutions:

•
Under the first line of credit facility with Shanghai Pudong Development Bank, the Company can borrow up to RMB 120.0 million ($17.5 million) for short-term loans at varying interest rates, or up to approximately RMB 240.0 million ($34.9 million) for bank acceptance drafts (with up to 50% compensating balance requirement). This line of credit facility expires in July 2019. In November 2017, the Company borrowed $17.0 million under this line which bore interest at 4.1%. The amount of $17.0 million under this line was repaid in May 2018.

•
Under the second line of credit facility with Shanghai Pudong Development Bank, which expires in July 2019, the Company can borrow up to RMB 30.0 million ($4.4 million) for short-term loans at varying interest rates, or up to approximately RMB 60.0 million ($8.7 million) for bank acceptance drafts (with up to 50% compensating balance requirement).

•
In December 2017, the Company's subsidiary in China entered into a third line of credit facility with China CITIC Bank in China, which expires in November 2018. The purpose of the credit facility is to provide short-term borrowings, bank acceptance drafts and letters of credits. Under this credit facility, the Company can borrow up to approximately RMB 250 million ($36.4 million) at varying interest rates, or up to approximately RMB 390.6 million ($56.9 million) for bank acceptance drafts (with up to 36% compensating balance requirement). In February 2018, the Company borrowed $17.0 million under this line which bore interest at 4.7%. The amount of $17.0 million under this line was repaid in August 2018.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company had a line of credit facility previously with China CITIC Bank in China which expired during September 2017. In July 2017, the Company borrowed $17.0 million under this line which bears interest at LIBOR plus 2.55%. The amount of $17.0 million under this line was repaid to CITIC Bank in January 2018.
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had an outstanding balance of $3.6 million and $1.6 million as of September 30, 2018 and December 31, 2017, respectively. In addition to the outstanding notes payable, three letters of credit totaling $1.6 million were issued to its suppliers in 2016 for equipment purchases delivered by December 2016. These letters of credit required a 30% compensating balance. As of December 31, 2016, the outstanding balance of these letters of credit was immaterial and was fully repaid as of December 31, 2017.
As of September 30, 2018 and December 31, 2017, compensating balances relating to these bank acceptance drafts and letters of credit issued to suppliers and the Company’s subsidiaries totaled $1.9 million and $0.5 million, respectively. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.
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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Credit Facility agreement ("Agreement") requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Company is required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million shall include unused borrowing capacity. The Agreement also restricts the Company's ability to dispose of assets, permit change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments and make certain restricted payments. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. The Company was in compliance with the covenants of this Credit Facility as of September 30, 2018. As of September 30, 2018, the outstanding balance under the Credit Facility was $35.6 million and the weighted average rate under the LIBOR option was 4.51%. The remaining borrowing capacity as of September 30, 2018 was $14.4 million, of which $5.0 million is required to be maintained as unused borrowing capacity. The Company repaid $5.0 million in October 2018, which was borrowed in September 2018.

Mitsubishi Bank loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500 million JPY ($4.4 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($8.8 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by the Company’s Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A required interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.4 million). The Term Loan A of 500 million JPY (approximately $4.4 million) was repaid to the Mitsubishi Bank in January 2018.

The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. Outstanding principal balance for Term Loan B and unamortized debt issuance costs were approximately 641.7 million JPY (approximately $5.6 million) and 71.0 million JPY (approximately $0.6 million), respectively, as of September 30, 2018. The Company was in compliance with the related covenants as of September 30, 2018 and December 31, 2017.

In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690 million JPY (approximately $6.1 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment acquired from the loan proceeds. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Company was in compliance with these covenants as of September 30, 2018. The loan was available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.1 million) under this loan was fully drawn in March 2017.

Mitsubishi Bank and Yamanashi Chou Bank loan

In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $7.5 million) (the “Term Loan C”).  The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C is secured by the assets owned by the Company's subsidiary in Japan. The Term Loan C was available from January 29, 2018 to January 29, 2025.  The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of September 30, 2018.

As of September 30, 2018, maturities of total long-term debt were as follows (in thousands):

2018 (remaining three months)	$740
2019	2,959
2020	2,959
2021	2,959
2022	38,589
Thereafter	5,572
$53,778

Note 10. Japan pension plan

The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan as of September 30, 2018 was $4.1 million which was recorded in other noncurrent liabilities on the Company’s condensed consolidated balance sheet. The pension liability related to the Company’s RAP in Japan as of December 31, 2017 was $4.6 million, of which $0.5 million, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Net periodic pension cost associated with this plan was immaterial in the three and nine months ended September 30, 2018 and 2017.

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
On December 27, 2016 the Company was served with a lawsuit filed by Lestina International Ltd. (“Lestina”), in Santa Clara County, CA. The lawsuit is regarding a dispute of approximately $3.0 million related to purchase orders for the Company’s Low Speed Transceiver Products that was soon thereafter sold by the Company to APAT OE in January 2017. The purchase orders in question were included in the asset sale and were assumed liabilities by the purchaser of the business. The Company is unable to predict with certainty the outcome of this matter, but is seeking to resolve the matter either through a court dismissal of the action or a resolution with the plaintiff and/or the purchaser of the Low Speed Transceiver Products’

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

assets. Discovery is currently in process. Because the purchase orders in question were an assumed liability of the Low Speed Transceiver Products’ assets that were transferred to the purchaser, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. A trial date is currently scheduled for January 14, 2019.

On April 21, 2018, APAT OE filed a lawsuit in the Qianhai Court in Shenzhen, China against NeoPhotonics (China) Co., Ltd. ("NeoChina"), NeoPhotonics Corporation and NeoPhotonics Dongguan Co. Ltd. The lawsuit is in reference to the sale of the low speed transceiver business to APAT OE from NeoChina. APAT OE claims that the business has been losing money and that APAT OE was not given all of the information about the business they purchased prior to signing the Asset Purchase Agreement. On May 28, 2018, counsel on behalf of NeoChina filed a motion objecting to the jurisdiction, claiming that the proper jurisdiction for any dispute between these parties is the Shenzhen Court of International Arbitration and the proper parties to this dispute are NeoChina and APAT OE, pursuant to the Asset Purchase Agreement signed by APAT OE and NeoChina. On June 20, 2018 a hearing was held in the Qianhai Court in Shenzhen, China. The Court ruled in favor of APAT OE. NeoChina has filed an appeal which will be heard in the Intermediate Court of Shenzhen; however, a court date has not yet been scheduled. On October 10, 2018, a hearing was held in the Intermediate Court of Shenzhen which was filed by NeoChina. At that hearing arguments were heard regarding the proper jurisdiction for all disputes between NeoChina and APAT OE. NeoChina argued that all disputes between the parties should be decided in the Shenzhen Court of Arbitration per the Asset Purchase Agreement between the parties. APAT OE argued that the Qianhai Court is the appropriate jurisdiction. The Company is unable to predict the outcome of this matter.
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
On or about May 1, 2018, APAT OE filed a Notice of Judicial Review of the arbitration judgment in the Shenzhen Intermediate Court in Shenzhen, China.  The case was heard on May 29, 2018, and NeoChina was successful in disputing the Judicial Review, which means that the arbitration judgment against APAT OE and in favor of NeoChina stands. Although APAT OE continues to dispute this matter through the lawsuit as described in the above litigation section, the Company and its affiliates continue to argue that the proper jurisdiction for any dispute in reference to the low speed transceiver business purchased by APAT OE is the Shenzhen Court of International Arbitration.
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
In November 2016, Oyster Communications, Inc. filed nine patent lawsuits against several defendants in the U.S. District Court for the Eastern District of Texas, including one against Cisco Systems, Inc. ("Cisco"). One defendant successfully transferred their case to the U.S. District Court for the Northern District of California. Additional defendants requested venue changes are still pending. The Company was not named as a defendant in any of the lawsuits. In July 2017, Cisco notified the Company that it would be seeking indemnification from the Company for claims against Cisco arising from the lawsuits and the parties engaged in discussions and negotiations. In September 2018, the Company and Cisco signed a settlement agreement under which the Company agreed to pay to Cisco $300,000 to be paid by January 31, 2019 and $150,000 in product credits to be applied during calendar year 2019. This settlement resolves Cisco's indemnification claims against the Company in this matter.
Leases
The Company leases various facilities under non-cancelable operating leases expiring through 2027. As of September 30, 2018, future minimum payments under these operating leases totaled approximately $27.8 million and future minimum

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

sublease receipts were approximately $1.4 million. Rent expense was $1.1 million and $3.2 million in the three and nine months ended September 30, 2018 and $1.3 million and $3.5 million in the three and nine months ended September 30, 2017.
On June 13, 2017, the Company entered into an office lease for approximately 39,000 square feet for the Company’s current headquarters in San Jose, California (the “2017 Lease”) with a commencement date of June 1, 2017. The Company’s existing office lease for the facility was terminated and replaced by the 2017 Lease. Upon commencement, the 2017 Lease had an initial term of one hundred and twenty-three (123) months, ending September 30, 2027, (the “02017 Lease Initial Term”) with a monthly rental rate of $41,388, escalating annually to a maximum monthly rental rate of approximately $72,525 in the last year of the 2017 Lease Initial Term. Upon termination of the 2017 Lease, the Company anticipates a restoration cost of approximately $0.7 million.
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

As of September 30, 2018, the remaining Investment Commitment was approximately $7.5 million to be invested at any time on or before December 31, 2019. At any point between September 30, 2018 and December 31, 2019, the Company may elect to pay a $2.0 million exit fee to terminate any remaining obligations associated with the Investment Commitment.

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
Rusnano has non-transferable veto rights over the Company’s Russian subsidiaries’ annual budget during the investment period and must approve non-cash asset transfers to be made in satisfaction of the Investment Commitment.  The Company accounted for the Rusnano Payment as an embedded derivative instrument.  The fair value of the Penalty Payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative are recorded in other income (expense), net. The estimated fair value of this derivative was $2.0 million as of September 30, 2018 and $0.4 million as of December 31, 2017. As of September 30, 2018, and December 31, 2017, the derivative was reported within Accrued and other current liabilities and other noncurrent liabilities, respectively on the Company’s condensed consolidated balance sheets. See Note 7.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12. Stockholders’ equity

Common Stock

As of September 30, 2018, the Company had reserved 7,857,810 common stock for issuance under its equity incentive plans and 644,187 common stock shares for issuance under its employee stock purchase plan.
Accumulated Other Comprehensive Income (loss)
The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Income (loss)
Balance as of December 31, 2017	$567	$(1)	$(168)	$398
Other comprehensive income (loss), net of taxes of zero and reclassifications	(7,968)	1	—	(7,967)
Balance as of September 30, 2018	$(7,401)	$—	$(168)	$(7,569)

No material amounts were reclassified out of accumulated other comprehensive income during the three and nine months ended September 30, 2018 and 2017 for realized gains or losses on available-for-sale securities.

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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 13. Stock-based compensation

The following table summarizes the stock-based compensation expense recognized in the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Cost of goods sold	$553	$340	$1,832	$811
Research and development	1,016	606	2,618	1,779
Sales and marketing	931	393	2,511	1,170
General and administrative	1,541	595	3,566	1,932
	$4,041	$1,934	$10,527	$5,692

Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

Stock options	2018	2017	2018	2017
Weighted-average expected term (years)	0.00	6.00	6.02	6.00
Weighted-average volatility	—%	65%	65%	65%
Risk-free interest rate	—%	2.02%	2.27%-2.62%	2.02%-2.08%
Expected dividends	—%	—%	—%	—%
Stock appreciation units
Weighted-average expected term (years)	1.87	2.20	1.99	2.30
Weighted-average volatility	65%	71%	66%	71%
Risk-free interest rate	1.73%-2.52%	1.03%-1.55%	1.03%-2.52%	0.51%-1.55%
Expected dividends	—%	—%	—%	—%
ESPP
Weighted-average expected term (years)	0.00	0.00	0.71	0.67
Weighted-average volatility	—%	—%	61%	55%
Risk-free interest rate	—%	—%	1.20%-1.93%	0.45%-0.91%
Expected dividends	—%	—%	—%	—%

Stock Options and Restricted Stock Units (RSUs)

The following table summarizes the Company’s stock option and RSU activity, excluding market-based RSUs, during the nine months ended September 30, 2018:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2017	3,933,529	$5.55	2,404,637	$9.02
Granted	158,116	6.64	1,355,262	6.80
Exercised/Converted	(591,322)	4.33	(915,713)	9.02
Cancelled/Forfeited	(95,251)	10.24	(214,048)	8.80
Balance as of September 30, 2018	3,405,072	5.68	2,630,138	7.89

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Market-based Restricted Stock Units

In July 2018, the Company granted 665,000 shares of market-based RSUs to certain employees. These RSUs will vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share and the recipients remain in continuous service with the Company through such service period. No market-based RSUs were vested/cancelled during 2018.

The weighted average grant-date fair value per share of market-based RSUs granted during 2018 was approximately $5.82 per share. The fair value of market-based RSUs was measured on the grant date using Monte Carlo simulation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

Market-based restricted stock units	2018	2017	2018	2017
Weighted-average volatility	66%	—%	66%	—%
Risk-free interest rate	2.79%	—%	2.79%	—%
Expected dividends	—%	—%	—%	—%

Stock Appreciation Units (SAU)

SAUs are liability classified share-based awards. Outstanding SAUs are re-measured each reporting period at fair value until settlement.  The Company did not grant any SAUs during the three and nine months ended September 30, 2018 or 2017. As of September 30, 2018 and December 31, 2017, there were 213,205 and 239,824 SAUs outstanding, respectively, and related SAU liabilities were $1.0 million and $0.8 million, respectively.

Employee Stock Purchase Plan (ESPP)
As of September 30, 2018, there was $0.1 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2018.

Note 14. Income taxes
The income tax (provision) benefit for income taxes in the periods presented is based upon the income (loss) before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Income tax (provision) benefit	$(291)	$1,195	$(2,009)	$1,813

The Company’s income tax (provision) benefit in the three and nine months ended September 30, 2018 and 2017 was primarily related to income taxes of the Company’s non-U.S. operations.

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

On December 22, 2017, the U.S. President signed into U.S. law the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). The new legislation, among other provisions, lowered the corporate tax rate from 35% to 21%. The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Reform. SAB 118

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

provides a measurement period that should not extend beyond one year from the Tax Reform enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Reform. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

The Company adopted ASU 2016-16 on a modified retrospective basis effective January 1, 2018. Upon adoption of this standard on January 1, 2018, the Company recorded $1.8 million to accumulated deficit balance for intra-entity transfer of an asset other than inventory in prior years.

As of September 30, 2018, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2017.
Note 15. Subsequent events
In October 2018, the Company repaid $5.0 million to Wells Fargo under the Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2018 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.
This Quarterly Report on Form 10-Q for the period ended September 30, 2018 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2018 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.
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
Business Overview

We develop, manufacture and sell optoelectronic products that transmit, receive, modify and switch high speed digital optical signals for communications networks and related applications. Our products address the highest speed over distance applications and are designed for 100G and beyond data rates, such as at 200G, 400G, 600G and coming Terabit per second rates for telecom and hyper-scale data center, or content provider, networks. We sell our products to the world’s leading network equipment manufacturers, including Ciena Corporation ("Ciena"), Cisco Systems, Inc., Fiberhome Technologies, Ltd. ("Fiberhome"), Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies, Ltd. (collectively “Huawei”) and Nokia (formerly Alcatel-Lucent, which was acquired by Nokia in January 2016). These companies are among our largest customers and a focus of our strategy due to their leading market positions.

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

Beginning in the quarter ended December 31, 2017 and continuing into the quarter ended September 30, 2018, we saw a steady demand environment emerge in China and inventories of our products stabilize at our Chinese customers, primarily as a result of provincial deployments in China. We believe there remains uncertainty in the market in China, such that accurately anticipating the timing and volume of provincial deployments is difficult. Therefore, we and our customers have limited visibility into the timing and volumes of such tender awards. These market conditions in China adversely affected our revenues, operating results and financial condition throughout 2017 and in early 2018.

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
Revenue was $81.7 million in the three months ended September 30, 2018, compared to $71.1 million in the same period in 2017 primarily due to volume growth in the Americas, including through off-shore contract manufacturers, and in China due continued domestic deployments plus exports for international deployments. Our gross profit was 23% of revenue in the three months ended September 30, 2018, compared to 15% of revenue in the three months ended September 30, 2017, primarily attributable to improved factory utilization on higher volumes and improved product mix to higher data rates.
In the three months ended September 30, 2018, High Speed Products represented approximately 84% of total revenue, or $68.5 million and Network Products and Solutions represented approximately 16% of total revenue, or $13.2 million.  In the three months ended September 30, 2017, High Speed Products were 84% of total revenue, or $59.4 million and Network Products and Solutions represented approximately 16% of total revenue, or $11.7 million.
In September 2017, we initiated certain restructuring actions to improve near-term profitability while focusing our investment and developments on key growth opportunities within and between data centers, front and backhaul for 5G, traditional metro and long haul telecommunications, plus emerging cable TV and edge network applications.
In December 2016, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with APAT Optoelectronics Components Co., Ltd. (the “Purchaser”) for the sale of certain assets of our access and low speed transceiver product lines (the “Low Speed Transceiver Products”) which was completed in January 2017.  All of these products were part of our Network Products and Solutions group and included low speed passive optical network ("PON") products for which an end-of-life plan was announced in mid-2016. In 2017 and 2016, such Low Speed Transceiver Products generated approximately1% and 15% of our total revenue, respectively.
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
Critical accounting policies and estimates
Other than the policy changes disclosed in Note 1 in Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Report, there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2018 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.
Results of Operations

Revenue
Our business is focused on the highest speed digital optics and signal processing communications applications. In the three months ended September 30, 2018, our High Speed Products for data rates of 100G and beyond comprised 84% of our revenues.

We sell substantially all of our products to original equipment manufacturers ("OEMs") and their contract manufacturers. Revenue is recognized upon transfer of control of the product to the buyer. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change or as manufacturing costs are reduced. Our first quarter revenue is typically seasonally lower than the rest of the year primarily due to the impact of annual price negotiations with customers that occur at the end of the prior year and lower capacity utilization during the holidays in China. However, this historical pattern should not be considered a reliable indicator of our future revenue or financial performance. Our sales transactions to customers are denominated primarily in U.S. dollars, with some portions in Chinese Renminbi (“RMB”) or Japanese Yen (“JPY”).

	Three Months Ended September 30,				Nine Months Ended September 30,

(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Total revenue	$81,748	$71,121	$10,627	15%	$231,436	$216,023	$15,413	7%

We generate most of our revenue from a limited number of customers. Huawei has consistently been our largest customer, which was again the case in the three months ended September 30, 2018, as it accounted for approximately 47% of our revenue. One other customer accounted for an additional 28% of our revenue for the three months ended September 30, 2018. In the three months ended September 30, 2017, Huawei and one other customer accounted for approximately 39% and 14% of our revenue, respectively.

In addition to Huawei, we have several large customers which may or may not exceed 10% of revenue in any given quarter. After Huawei, our next four largest customers accounted for an additional 42% and 40% of our revenue in the three months ended September 30, 2018 and 2017, respectively.
We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. As of September 30, 2018, three customers accounted for 41%, 20% and 12% of total accounts receivable and as of December 31, 2017, three customers accounted for 36%, 14% and 10% of total accounts receivable.
Three Months Ended September 30, 2018 Compared With Three Months Ended September 30, 2017

Revenue increased $10.6 million, or 15%, in the three months ended September 30, 2018, compared to the same period in 2017, as described in "Business Overview" above. In the three months ended September 30, 2018, High Speed Products represented approximately 84% of total revenue, compared to 84% of total revenue in the same period in 2017, while Network Products and Solutions represented approximately 16% of total revenue in the three months ended September 30, 2018, compared to approximately 16% of total revenue in the same period a year ago. In the three months ended September 30, 2018, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer, was 56%, 28% and 16% of total revenue, respectively, compared to 57%, 19% and 24% of total revenue, respectively, in the same period in 2017.
Nine Months Ended September 30, 2018 Compared With Nine Months Ended September 30, 2017

Revenue increased $15.4 million or 7%, in the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to volume growth in the Americas, including through off-shore contract manufacturers, and in China for domestic deployments plus exports for international deployments. In the nine months ended September 30, 2018, High Speed Products represented approximately 85% of total revenue, compared to 82% of total revenue in the same period in 2017, while Network Products and Solutions represented approximately 15% of total revenue in the nine months ended September 30, 2018, compared to approximately 18% of total revenue in the same period a year ago, which included revenue from Low Speed Transceiver Products for a portion of the first quarter. In the nine months ended September 30, 2018, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer, was 58%, 23% and 19% of total revenue, respectively, compared to 54%, 17% and 29% of total revenue, respectively, in the same period in 2017.

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
As a manufacturing company, our margins are sensitive to changes in volume and factory utilization. Increasing strength in demand with increasing volume growth across various product lines contributed to the increase in our gross profit in the three months ended September 30, 2018.
The China government has recently imposed tariffs affecting products manufactured in the U.S. Certain of our products manufactured in our U.S. operations have been included in the tariffs imposed on imports into China from the United States. Going forward, we expect these tariffs, as currently applied, will increase our cost of goods sold by about one percentage point for as long as the tariffs remain in place.

	Three Months Ended September 30,				Nine Months Ended September 30,

(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of goods sold	62,815	60,608	$2,207	4%	187,849	170,230	$17,619	10%
Gross profit	18,933	10,513	$8,420	80%	43,587	45,793	$(2,206)	(5)%

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Gross profit as a % of revenue	23%	15%	19%	21%
Three Months Ended September 30, 2018 Compared With Three Months Ended September 30, 2017
Gross profit increased $8.4 million, or 80%, to $18.9 million in the three months ended September 30, 2018, compared to $10.5 million in the same period in 2017. Gross margin increased by approximately 8 percentage points to 23% in the three months ended September 30, 2018, compared to the same period in 2017. The improvement in gross margin was driven by approximately 6 percentage points of lower inventory write-downs and warranty costs and 2 percentage points of higher factory utilization and lower restructuring costs.
Nine Months Ended September 30, 2018 Compared With Nine Months Ended September 30, 2017
Gross profit decreased $2.2 million or 5%, to $43.6 million in the nine months ended September 30, 2018, compared to $45.8 million in the same period in 2017. Gross margin decreased by approximately 2 percentage points to 19% in the nine months ended September 30, 2018, compared to the same period in 2017. The decline in gross margin was driven by approximately 4 percentage points of annual price reductions, offset by approximately 2 percentage points of lower inventory write-downs and warranty costs.
Operating expenses

Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation.

	Three Months Ended September 30,				Nine Months Ended September 30,

(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$13,177	$14,662	$(1,485)	(10)%	$40,308	$44,412	$(4,104)	(9)%
Sales and marketing	4,351	4,071	280	7%	12,366	12,913	(547)	(4)%
General and administrative	8,592	7,637	955	13%	23,509	26,792	(3,283)	(12)%
Amortization of purchased intangible assets	118	119	(1)	(1)%	357	355	2	1%
Asset sale related costs	251	78	173	222%	344	229	115	50%
Restructuring charges	1,133	2,829	(1,696)	(60)%	1,786	3,550	(1,764)	(50)%
Gain on asset sale	—	—	—	—%	—	(2,000)	2,000	(100)%
Total operating expenses	$27,622	$29,396	$(1,774)	(6)%	$78,670	$86,251	$(7,581)	(9)%

Research and development
Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.
Three Months Ended September 30, 2018 Compared With Three Months Ended September 30, 2017
Research and development expense decreased by $1.5 million, or 10%, in the three months ended September 30, 2018, compared to the same period in 2017. The decrease was primarily due to $1.5 million decrease in development expenses and $0.6 million decrease in payroll and related costs, partially offset by a $0.4 million increase in stock-based compensation expense.
Nine Months Ended September 30, 2018 Compared With Nine Months Ended September 30, 2017
Research and development expense decreased by $4.1 million or 9%, in the nine months ended September 30, 2018, compared to the same period in 2017. The decrease was primarily due to $1.7 million decrease in development expenses, $1.2 million decrease in outside development services, $1.8 million decrease in payroll and related costs and $0.4 million decrease related to higher benefit from government grants, partially offset by a $0.8 million increase in stock-based compensation expense.
Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.
Three Months Ended September 30, 2018 Compared With Three Months Ended September 30, 2017
Sales and marketing expense increased $0.3 million, or 7%, in the three months ended September 30, 2018, compared to the same period in 2017. The increase was primarily due to a $0.5 million increase in stock-based compensation expense.
Nine Months Ended September 30, 2018 Compared With Nine Months Ended September 30, 2017
Sales and marketing expense decreased by $0.5 million or 4%, in the nine months ended September 30, 2018, compared to the same period in 2017 primarily due to a $1.2 million decrease in payroll and related costs and $0.6 million decrease from the recovery of bad debts previously written off, partially offset by a $1.3 million increase in stock-based compensation expense.
General and administrative

General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance,  human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.
Three Months Ended September 30, 2018 Compared With Three Months Ended September 30, 2017
General and administrative expense increased by $1.0 million, or 13%, in the three months ended September 30, 2018, compared to the same period in 2017. The increase was primarily due to a $0.9 million increase in stock-based compensation expense, a $0.5 million increase in legal settlement charges, a $0.3 million increase in loss on disposal of property, plant and equipment, a $0.4 million increase in city/local taxes and a $0.2 million increase in payroll and related costs, partially offset by a $0.6 million decrease in facilities-related costs and a $0.7 million decrease in professional services costs related to accounting, tax and legal.
Nine Months Ended September 30, 2018 Compared With Nine Months Ended September 30, 2017
General and administrative expense decreased by $3.3 million or 12%, in the nine months ended September 30, 2018, compared to the same period in 2017. The decrease was primarily due to a $3.3 million decrease in professional services related to accounting, tax and legal, a $1.0 million decrease in payroll and related costs and a $1.9 million decrease in facilities-related costs, partially offset by a $1.6 million increase in stock-based compensation expense, a $0.5 million increase in legal settlement charges, a $0.5 million increase in city/local taxes and a $0.3 million increase in loss on disposal of property, plant and equipment.
Amortization of purchased intangible assets
Our intangible assets are being amortized over their estimated useful lives.  Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships and other agreements are recorded within operating expenses.
Asset sale related costs
We incurred $0.2 million in the nine months ended September 30, 2017 in asset sale related costs for legal and other professional services.
Restructuring charges
During the three months ended September 30, 2017, we initiated restructuring actions in order to focus on key growth initiatives and to move towards a lower break even revenue level. Actions to lower operating expenses and manufacturing costs included a reduction in force, facilities consolidation and certain asset-related adjustments. Restructuring charges in the three and nine months ended September 30, 2018 were $1.2 million and $2.0 million, respectively, of which $1.1 million and $1.8 million, respectively were included in operating expenses. Restructuring charges in the first nine months of 2018 included $1.6 million related to changes in the fair value of penalty payment derivative. Restructuring charges in the nine months ended September 30, 2017 were $4.1 million, of which $3.6 million was included in operating expenses and the remainder in cost of goods sold. Restructuring charges in the first nine months of 2017 included a reduction in force during the first nine months of 2017 related to the sale of our Low Speed Transceiver Product assets and our lower market outlook for China.

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

	Three Months Ended September 30,				Nine Months Ended September 30,

(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest income	$85	$37	$48	130%	$300	$141	$159	113%
Interest expense	(540)	(495)	(45)	9	(2,007)	(743)	(1,264)	170
Other income (expense), net	1,310	(41)	1,351	(3,295)	1,891	197	1,694	860
Total	$855	$(499)	$1,354	(271)%	$184	$(405)	$589	(145)%

Interest expense included in interest and other income (expense), increased in the three and nine months ended September 30, 2018, as compared to the same periods in 2017. The increase in interest expense was due to an increase in outstanding borrowings during the three and nine months ended September 30, 2018. Other income (expense), net included in interest and other income (expense), increased in the three and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to the increased purchasing value of U.S. dollar relative to other currencies.
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

	Three Months Ended September 30,				Nine Months Ended September 30,

(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Income tax (provision) benefit	(291)	1,195	$(1,486)	(124)%	(2,009)	1,813	$(3,822)	(211)%

Our income tax (provision) benefit in the three and nine months ended September 30, 2018 and 2017 was primarily related to the timing of the income tax provision of our non-U.S. operations.

Liquidity and capital resources
As of September 30, 2018, we had working capital of $112.4 million, including total cash, cash equivalents, short-term investments and restricted cash of $64.7 million. Approximately 22% of our total cash, cash equivalents, short-term investments and restricted cash were held by our foreign entities, including approximately $12.4 million in accounts held by our subsidiaries in China, of which $5.2 million was in restricted cash, and approximately $1.7 million in accounts held by our subsidiary in Japan. Cash, cash equivalents, investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.

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
The Credit Facility agreement requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Borrowing Base calculation contains a customary provision that gives the lender the ability to reduce the Borrowing Base by reserves that are subjectively determinable, which is considered a subjective acceleration clause. We are required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million must be unused borrowing capacity. Borrowings under the Credit Facility are collateralized by substantially all of our assets. We were in compliance with the covenants of this Credit Facility as of September 30, 2018. As of September 30, 2018, the outstanding balance under the Credit Facility was $35.6 million and the weighted average rate under the LIBOR option was 4.51%. The remaining borrowing capacity as of September 30, 2018 was $14.4 million of which $5.0 million is required to be maintained as unused borrowing capacity.
We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of September 30, 2018, our subsidiary in China had three line of credit facilities with banking institutions.
As of September 30, 2018 and December 31, 2017, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $3.6 million and $1.6 million, respectively. Compensating balances relating to these credit facilities totaled $1.9 million and $0.5 million, respectively, as of September 30, 2018 and December 31, 2017. Compensating balances are classified as restricted cash on our condensed consolidated balance sheets. See Note 4 and Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.
As of September 30, 2018, we had two loan arrangements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (collectively the “Mitsubishi Bank Term Loans”) and a third loan arrangement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. and The Yamanashi Chou Bank, Ltd. One of Mitsubishi Bank Term Loans requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on this loan accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by real estate collateral. The second term loan of 690 million JPY (approximately $6.1 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our

Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan was available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.1 million) under this loan was fully drawn in March 2017. In January 2018, the Company entered into a term loan agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $7.5 million) (the "Mitsubishi-Yamanashi Term Loan"). The Mitsubishi-Yamanashi Term Loan was available from January 29, 2018 to January 29, 2025.  The full amount of the Mitsubishi-Yamanashi Term Loan was drawn on January 29, 2018. Interest on the Mitsubishi-Yamanashi Term Loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Mitsubishi-Yamanashi Term Loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. As of September 30, 2018, our aggregate outstanding principal balance under Mitsubishi Bank Term Loans and Mitsubishi-Yamanashi Term Loan was 2.1 billion JPY (approximately $18.1 million). See Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months.  Historically, we have collected on the notes receivable in full at the time of maturity.
In the first nine months of 2018, we generated operating losses of $35.1 million and cash from operations was $9.0 million. We had an accumulated deficit of $390.7 million as of September 30, 2018. Through 2017 and the early part of 2018, the Company's operating results and cash flows were negatively affected by demand that was lower than customer estimates that were used to put capacity in place over the last two years. In the three months ended June 30, 2018, demand continued to be strong, primarily due to volume growth in the Americas and the result of increased domestic deployments in China plus exports for international deployments. In the three months ended September 30, 2018, demand was in line with the increased demand experienced during the three months ended June 30, 2018.
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
As of September 30, 2018, the remaining borrowing capacity under our revolving line of credit agreement with Wells Fargo, was $14.4 million of which $5.0 million is required to be maintained as unused borrowing capacity. In October 2018, we repaid $5.0 million to Wells Fargo, which was included in long-term debt as of September 30, 2018. Additionally, we had $3.6 million of notes payable and $2.8 million of current portion of long-term debt as of September 30, 2018, which we plan to pay out of our existing available cash.
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

Cash flow discussion

The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended September 30,

(in thousands)	2018	2017
Net cash provided by (used in) operating activities	$8,997	$(41,211)
Net cash used in investing activities	(11,251)	(11,403)
Net cash (used in) provided by financing activities	(21,456)	26,300
Effect of exchange rates on cash, cash equivalents and restricted cash	(560)	1,174
Net decrease in cash, cash equivalents and restricted cash	$(24,270)	$(25,140)

Operating activities
Net cash provided by operating activities was $9.0 million in the nine months ended September 30, 2018, compared to $41.2 million net cash used in operating activities in the same 2017 period. The net cash provided by operating activities increased primarily due to $41.9 million increase in cash flows from inventories related to a buildup in inventories in the first quarter of 2017, a $18.0 million increase in cash flows from prepaid expenses, a $4.5 million increase in cash flows related to accounts payable and a $4.8 million decrease in cash flows related to net loss and non-cash adjustments. The increases are partially offset by a $13.2 million decrease in cash flows from accounts receivable due to lower collections in 2018 and a $5.8 million decrease in cash flows from accrued and other liabilities.
Investing activities
Net cash used in investing activities was $11.3 million in the nine months ended September 30, 2018, compared to $11.4 million used in investing activities in the same 2017 period. The decrease in cash flows from investing activities was primarily due to $21.7 million of proceeds from the sale of Low Speed Transceiver Products’ assets in January 2017, a $1.8 million decrease due to decrease in net proceeds from sale, maturity and purchase of marketable securities and a $3.3 million decrease due to settlement of foreign currency hedges, partially offset by a $27.1 million increase in cash flows due to lower property, plant and equipment purchases.
Financing activities
Net cash used in financing activities was $21.5 million in the nine months ended September 30, 2018, compared to $26.3 million provided by financing activities in the same 2017 period. The decrease in cash flows from financing activities was primarily due to $49.6 million decrease in net borrowings under our credit facilities, term loans and note payables to banks in China, partially offset by a $1.3 million increase in proceeds from government grants.

Contractual Obligations and Commitments
As of September 30, 2018, our principal commitments consisted of obligations under operating leases, purchase commitments, debt and other contractual obligations. The following table presents additional contractual obligations and update the amounts disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (in thousands). See Note 9 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Mitsubishi Bank and Yamanashi Chou Bank loan	$6,942	$267	$2,136	$2,136	$2,403
Expected interest payments (1)	238	18	119	73	28
Total	$7,180	$285	$2,255	$2,209	$2,431
(1) Expected interest payments were calculated using interest rates as of September 30, 2018.

Off-balance Sheet Arrangements

As of September 30, 2018, we did not have any significant off-balance sheet arrangements.
Recent Accounting Pronouncements
See Note 1 “Basis of presentation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Starting in July 2016, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations, related to RMB on our inter-company receivables and payables. During the three months ended September 30, 2018, we temporarily discontinued entering into forward exchange contracts. This may increase the risks to us arising from the short-term impact of foreign currency fluctuations. Other than the foregoing, our exposures to other market risk have not changed materially since December 31, 2017. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have generated most of our revenue from a limited number of customers. In the nine months ended September 30, 2018, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (or collectively “Huawei”) accounted for approximately 47% of our revenue and our top five customers represented 89% of our revenue. In the year ended December 31, 2017, Huawei accounted for approximately 40% of our revenue and our top five customers represented 78% of our revenue. The loss of, or a significant reduction in orders from any of our other key customers would materially and adversely affect our revenue and results of operations.
We are subject to risks and uncertainties related to our revenue growth outlook in China.
Fiber optics telecommunication growth in China is an important contributor to our success. We expect a major portion of our revenue to come from China infrastructure spending in wireline and wireless networks, notably from the three largest China telecom carriers, China Mobile Communications Corporation, China Telecommunications Corporation and China United Network Communications Group Co., Ltd. In part, this infrastructure spending originates from the publicly announced China Broadband 2020 and related initiatives. In 2017, slower than anticipated spending and tender awards from the China telecom carriers, reduced spending under these tender awards initiatives and excess inventory accumulated and held by our leading customers in China, adversely affected our financial condition and results of operations. While these conditions have improved in 2018, if the anticipated Chinese spending and carrier tender awards do not increase as anticipated, or if there are further unanticipated and/or prolonged delays in the Chinese initiative, our business, financial condition, results of operations and prospects would be further adversely affected.

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
We have had a history of losses and we may incur additional losses in future periods. As of September 30, 2018, our accumulated deficit was $390.7 million and we incurred a net loss of $36.9 million in the nine months ended September 30, 2018. We continue to review our expenditures related to the ongoing operations of our business for their effectiveness. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations. Operations and assets that are deemed to be less effective may be subject to restructuring, which could lead to increased operating losses in future periods when and if restructuring charges are incurred.
*Changes in U.S. and international trade policies, particularly with regard to China, may adversely impact our business and operating results.
The U.S. government has recently made statements and taken certain actions that changes U.S. trade policies, including recently-imposed tariffs affecting certain products manufactured in China. At this time, products manufactured by our Chinese affiliates have not been included in the tariffs imposed on imports into the United States from China. However, some products manufactured by our Chinese affiliates have been included on lists of products to be targeted by proposed tariff increases that may be implemented in the future. In addition, the China government has taken certain reciprocal actions, including recently imposed tariffs affecting certain products for all the United States. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted that increase the cost of importing products to or from the United States, or from China to the United States. Further, it is unknown what effect that any such new tariffs or retaliatory actions would have on us or our industry and customers. As new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Manufacturing problems and supply constraints could impact manufacturing yields or result in delays in product shipments to customers and could adversely affect our revenue, competitive position and reputation.
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
We make planning and spending decisions based on our estimates of customer requirements. The short-term nature of commitments by many of our customers, and the possibility of unexpected changes in demand for their products, reduce our ability to accurately estimate future customer requirements. In 2016 and 2017, we incurred substantial capital expenditures to increase manufacturing capacity in response to strong customer demand in 2016 (particularly in China) and in expectation of continued strong demand in 2017. However, tender awards from the China telecom carriers and spending under the China Broadband 2020 and related initiatives was slower in 2017 than anticipated. Changes in expected worldwide and national growth rates for 2018 and 2019 could lead to increased volatility in demand, particularly from our China customers. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand due to market downturns or other reasons would have a material adverse effect on our operating results, as occurred in 2017.

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
We must continually achieve new design wins and develop new products or our business and future revenue may be harmed.
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

•
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
*Failure to complete the proposed sale of our Russian manufacturing facility may affect our results of operations.
In connection with our raising capital in an April 2012 private placement of common stock, we established a wholly-owned subsidiary and company operations in the Russian Federation and we committed to make substantial investments in our Russian operations over a period of several years. We are required to pay up to $2.0 million to Joint Stock Company “RUSNANO”, or Rusnano, if we do not meet certain investment conditions towards our Russian operations by 2019.
In September 2018, we received a non-binding term sheet from Rusnano to purchase our 100% interest in NeoPhotonics Corporation, LLC, the subsidiary for our manufacturing operations in Russia. If we are not successful in completing our proposed business transaction with Rusnano, we could be required to write-off an additional approximately $3.0 million of assets to close our facility there as well as pay the $2.0 million penalty to Rusnano for not meeting the required investment conditions.
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
Since July 2016, we entered into hedging transactions to reduce the short-term impact of foreign currency fluctuations. During the three months ended September 30, 2018, we temporarily discontinued entering into foreign currency forward contracts. This may increase the risks to us arising from the short-term impact of foreign currency fluctuations. If we resume using hedging transactions to reduce our risks in this area, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure. In addition, our currency exchange variations may be magnified by Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency.
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
The comprehensive 2017 tax reform law could adversely affect our business and financial condition.

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
Risks Related to Our Operations in China
Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 28% as of September 30, 2018, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.
Adverse changes in economic and political policies in China, or Chinese laws or regulations could have a material adverse effect on business conditions and the overall economic growth of China, which could adversely affect our business.

Over the past two decades, the Chinese economy has been transitioning from a planned economy, with increased government control, to a more free market-oriented economy. Despite reforms, the government continues to exercise significant control over China’s economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. Moreover, the laws, regulations and legal requirements in China, including the laws that apply to foreign-invested enterprises are relatively new and are subject to frequent changes. The interpretation and enforcement of such laws is uncertain. Any adverse changes to these laws, regulations and legal requirements, including tax laws, or their interpretation or enforcement, or the creation of new laws or regulations relating to our business, could have a material adverse effect on our business.
Furthermore, any slowdown or economic downturn, whether actual or perceived, in China could have a material adverse effect on our business, financial condition and results of operation.
*Uncertainties with respect to China’s legal system could adversely affect the legal protection available to us.
Our operations in China are governed by Chinese laws and regulations. Our subsidiaries in China are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. China has not developed a fully-integrated legal system to fully address its transition to a more market-oriented economy, and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Uncertainties in the Chinese legal system may impede our ability to enforce the contracts we have entered into with our distributors, business partners, customers and suppliers. In addition, protections of intellectual property rights and confidentiality in China may not be as effective as in the U.S. or other countries or regions with more developed legal systems. All of these uncertainties could limit the legal protections available to us and could materially and adversely affect our business and operations.
*Changes in China’s international trade policies may adversely impact our business and operating results.
The China government has recently made statements and taken certain actions that change trade policies, including recently-imposed tariffs affecting products manufactured in the U.S.  Certain of our products manufactured in our U.S. operations have been included in the tariffs imposed on imports into China from the United States. We expect these tariffs, as currently applied, will increase our cost of goods sold by about one percentage point. It is unknown if any additional such tariffs or retaliatory actions will be imposed or what impact they would have on us or our industry and customers. As new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated between China and the U.S. or other affected countries, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
A considerable portion of our business involves selling High Speed optical components in China and any move to local Chinese vendors for these products might adversely affect our results.
The Chinese Government Ministry of Industry and Information Technology has announced a five-year optical component technology roadmap with the aim to reduce China’s dependency on non-domestic companies for high-end optical chips and sub-components, including some products manufactured and sold by us. This announcement continues an ongoing trend in China to build domestic industry in this area. While we believe local Chinese component suppliers do not currently have the capability to supply the highest performance optical chips and sub-components, those companies may over time develop such capability and negatively impact our revenue and financial performance if we do not continue to innovate and maintain our lead in the highest speed and performance optical components.
Our subsidiaries in China may be subject to restrictions on dividend payments, on making other payments to us or any other affiliated company, and on borrowing or allocating tax losses among our subsidiaries.
Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital, as well as to allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. As of September 30, 2018 and December 31, 2017, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. Accordingly, we may not be able to move our capital easily, which could harm our business.

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
Our subsidiaries in China are generally subject to our overall obligations to maintain strong corporate governance, internal controls and computer, financial and other control systems. We may have difficulty hiring and retaining employees in China with experience and expertise relating to accounting principles generally accepted in the U.S. and U.S. public-company reporting requirements. These issues could make it more difficult for us to establish and maintain adequate internal control over our financial reporting, which could then result in errors that could cause a material misstatement of our consolidated financial statements.
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

NeoPhotonics Corporation

Date:	November 5, 2018	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)