Form 10-K
period 2018-12-31
NEOPHOTONICS CORP
filed 2019-03-08
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
Form 10-K
_____________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer		Small reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2018, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2018 (based upon the closing sale price of the Registrant’s common stock on the New York Stock Exchange), was approximately $215,597,000. This calculation excludes 10,300,284 shares held by directors, executive officers and stockholders affiliated with our directors and executive officers.
As of February 28, 2019, the Registrant had 46,426,672 outstanding shares of Common Stock.
__________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 31, 2018.

NEOPHOTONICS CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2018

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

•	“400G products” collectively refers to all products sold by us designed for use at 400Gbps (“400G”), and in coherent transmission systems designed for use at 400Gbps or higher data rates.

•	“III-V compound semiconductors” refers to compound semiconductor materials made from group III and group V elements of the periodic table, such as Indium Phosphide and Gallium Arsenide;

•	“Access” refers to the portion of the telecommunications network that connects subscribers to their carriers network;

•	“Advanced Hybrid Photonic Integration” refers to state-of-the-art integration of multi-platform materials and devices;

•	“CDC” refers to Colorless, Directionless, and Contentionless;

•	"CDM" refers to a Coherent Driver Modulator which integrates a coherent I/Q modulator and drivers in a micro-mod package;

•	“China” refers to the People’s Republic of China;

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

•	“NLW” refers to Narrow Line Width;

•	“PAM” or “PAM4” refers to Pulse Amplitude Modulation or PAM with four amplitude levels;

•	“PIC” refers to Photonic Integrated Circuit;

•	“PLC” refers to Planar Lightwave Circuit;

•	“PON” refers to a Passive Optical Network;

•	“PSM” or “PSM4” refers to Parallel Single Mode or PSM with four parallel lanes or fibers;

•	“QSFP” refers to 40G and 100G Quad Small Form-factor modules that are pluggable into standard industry interfaces for switches, routers and other telecommunications equipment;

•	“ROADM” refers to Reconfigurable Optical Add Drop Multiplexer;

•	“Silicon Photonics” refers to Photonic Integrated Circuits manufactured using Silicon waveguides on Silicon wafers;

•	"Tbps or T" refers to terabits per second. One terabit is one trillion bits.

•	“U.S. GAAP” refers to generally accepted accounting principles in the United States;

•	“WDM” refers to Wavelength-Division Multiplexing and is a technology that combines multiple channels onto a single fiber using different wavelengths, or colors, of light;

•	“well-characterized” refers to the ability to predict the outcome of manufacturing processes based upon known statistics of various manufacturing inputs;

•	“WSS” refers to Wavelength Selective Switch; and

•	“ZR” refers to transmission over a reach of 80 kilometers.
Unless the context indicates otherwise, we use the terms “NeoPhotonics,” “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K to refer to NeoPhotonics Corporation and, where appropriate, its subsidiaries.
BUSINESS
Overview
We develop, manufacture and sell optoelectronic products that transmit, receive and switch high speed digital optical signals for communications networks. Our products address the highest speed over distance applications and are designed for 100G and beyond data rates, such as at 200G, 400G and 600G on a single wavelength, for telecom and hyper-scale data center or content provider networks.
Our High Speed Products for data rates of 100G and beyond comprised 86% of our revenues in 2018 and were 83% of our 2017 revenue. These Products use our Advanced Hybrid Photonic Integration technology and are the core focus of our strategy. We believe that they are an important competitive differentiator as networks for data centers and telecom carriers increasingly demand higher data rates in their operating systems.

Our High Speed Products include transceiver modules, optical components and high speed chip-level optical devices. Our 100G and beyond transceiver module products incorporate our vertically integrated, high performance components, including ultra-narrow linewidth tunable lasers (NLW-TLs), high bandwidth coherent receivers (ICRs), high bandwidth micro-modulators (micro-MOD), high bandwidth trans-impedance amplifiers (TIAs) and high bandwidth laser and modulator drivers. We integrate several of these components into a Coherent Optical Subassembly (COSA) which when combined with our NLW Laser, provides all of the optical functions necessary for coherent communications in an ultra-compact package suitable for next generations of pluggable modules. In addition to integrating these components into our own modules, we sell these components to other industry leaders who use them in their highest performance products. We believe that our strength in these and other high performance components places us in a strong competitive position as volumes grow and as we add new variants to our module product line.

100G and beyond networks have adopted coherent transmission technology to increase data rates and thereby lower costs. These high speed networks are one of the highest growth segments of the optical communications market, and support the rapid per bit expansion of telecom backbone, hyper-scale data center and content provider networks, accommodating increased mobile traffic. Prior to 2016, revenue growth from our high speed products was mainly driven by the adoption of our 100G coherent products in the Long Haul market sector.  We expect our future growth in the 100G and beyond segment to be driven primarily by the increased adoption of our high speed products in the much larger Metro market sector and in the high-speed data center interconnect, or DCI, market as well as the optical interconnection market within large hyper-scale data centers. Products for data rates of 400G and above accounted for more than 10% of our revenue in 2018 and are among our fastest growing product groups.
Coherent transmission uses not only amplitude but also phase and polarization properties of light to increase data rates ten-fold or more over conventional “on-off” transmission protocols.  Coherent transmission can flexibly and efficiently switch signals on individual wavelengths without conflict or contention between wavelengths, a feature that is required for Software Defined Optical Networks, or SDON. Software Defined Optical Networks markedly increase the flexibility and efficiency of Metro networks and, combined with the ten-fold increase in data-rates achievable with coherent transmission, mark a very large improvement in cost performance for metro scale networks.  In addition, the necessary equipment to implement a metro scale network is significantly reduced, especially by using flex-coherent transceivers and CDC Switches.
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
We sell our products to the world’s leading network equipment manufacturers, including Ciena Corporation, or Ciena, Cisco Systems, Inc., Huawei Technologies Co., Ltd., or Huawei and Nokia Corporation, or Nokia (formerly Alcatel-Lucent S.A., or Alcatel-Lucent, which was acquired by Nokia in January 2016). These four companies accounted for approximately 78% and 65% of our total revenue in 2018 and 2017, respectively. Other leading customers are FiberHome Telecommunications Technologies Co., Ltd., or FiberHome, a major Chinese telecommunications system provider, and Acacia Communications, Inc., or Acacia, a fast growing vendor of optical interconnects.
We believe our Advanced Hybrid Photonic Integration technology is well positioned to serve the highest speed next-generation 200G, 400G and 600G products and applications. Using this core technology we produce photonic integrated circuits, or PICs, that comprise both arrayed and individual photonic functional elements using optimized materials systems and processes from our in-house Silicon, Indium Phosphide and Gallium Arsenide wafer fabrication, plus Silicon Germanium and Silicon Photonics chips produced in external foundries. These individual PICs from different materials are then combined using our hybrid integration technology to make complete products, such as our Integrated Coherent Receiver (“ICR”), our ultra-narrow linewidth tunable laser, our Multi-cast Switch (“MCS”) for 100G and beyond coherent transport and Metro applications, our 100G and above CFPx transceivers for data center interconnect and telecom client networks, and our 64 Giga-baud ("GBaud") ICR and Indium Phosphide Micro-Modulator with an integrated driver for 400G and above applications.
High Speed 100G and beyond coherent technology has become widely used in the Long Haul market segment over the last several years, but is now increasingly being deployed in the much larger Metro and the emerging data center interconnect, or DCI, sectors of the market.  While the cost per port deployed typically declines every year due to technological advances, 100G and beyond coherent port demand represents a high growth opportunity for suppliers of components, modules and systems for the 100G coherent Metro and DCI markets.  In addition, Metro coherent ports include ports that have “flex coherent” features, which can be used not only in the Metro market but also in the Long Haul market and therefore have to support the highest performance applications at deployment.
Our products for the rapidly growing coherent Metro market include ICR, ultra-narrow linewidth tunable lasers, CDM micro-modulators and MCS. Our multi-cast switches similarly are used by hyper-scale content providers for software definition of their network configuration.  Also, we produce coherent transceiver modules that are used for the Metro market as well as the data center interconnect market, such as our high speed coherent CFP-DCO transceivers.

We design and manufacture a range of semiconductor laser and control IC products that are used in client-side telecommunications transmission and in single mode interconnections in hyper-scale data center applications. We additionally sell laser products that are specifically optimized for use with Silicon Photonics based interconnects and for longer distance and high data rate interconnects.
We further design and manufacture a broad range of products for optical communications networks and a variety of other applications, where the networks operate at speeds less than 100G. These products are key elements of direct detect long haul and metro DWDM networks as well as mobile backhaul and fronthaul networks that include application-specific passive optical functionalities in modules or subsystem configurations. These products include athermal arrayed-waveguide grating (AWG)-based modules for multiplexing and demultiplexing in conventional ROADM nodes as well as variable optical attenuators and tap power monitors for network monitoring and control. In addition, many of these products provide high-bandwidth connections to base station antennas for mobile devices.
We have strengthened our technology leadership through several strategic acquisitions, listed below.

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

•
In October 2011, we acquired Santur Corporation, or Santur, a producer of tunable lasers and modulators for coherent transmission and of 100G client side transceiver modules. Santur’s capabilities included array distributed feedback ("DFB") lasers and photonic integration of lasers, modulators and photodiode elements.

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

Industry Background
In today's hyper connected world we rely more and more on seamless access to massive amounts of data, including everything from video entertainment to tele-medicine, security sensing, autonomous vehicles and virtual reality. More and more optic data traffic is in the background between machines. This new era of connectedness is increasingly universal and demands that the capacity of the digital communications networks must increase exponentially. Smartphones and related portable devices have emerged as the preferred vehicle connecting the digital world, such that today there are more than 20 billion connected devices and machine learning and artificial intelligence will continue to accelerate this trend. Not only are more people connected to the mobile web, but they are connecting at increasingly higher data rates and requiring higher bandwidths. Wireless network deployments have progressed from third generation (3G) to fourth generation (4G/LTE) and deploying fifth generation (5G), representing a 10X increase in bandwidth over five years, and providing end-users with ever-increasing download speeds and mobility, and enabling IoT machine-to-machine communication for the integration of autonomous vehicles and virtual reality applications.
Further, the deployment of modern communications has rapidly expanded from being the domain of telecom service providers to include today’s deployments by enterprises, content providers and merchant data storage and service “mega” data center enterprises.  The rapid rise of internet traffic that is going through mega data centers operated primarily by leading content companies, such as Amazon, Apple, Facebook, Google and Microsoft (i.e. Microsoft Azure), has emerged as the largest part of this rapidly growing new market for optical modules and components and more specifically for high speed optical modules and components.
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
A single optical fiber can carry 100 or more individual wavelengths (colors), each of which can now support 400 gigabits per second or more of data traffic capacity. Each of these wavelengths requires a 400G or higher speed transmitter and receiver, which can be tuned to any of the 80 separate channels. Thus, using 400G coherent technology and industry standard compression (MPEG-2), a single fiber can transmit more than 30 trillion bits per second, which represents more than 8 million high definition movies streaming simultaneously.
Digital Optical Communications Market Structure
The digital optical communications market has two main sectors, telecom (which is sub divided into Long Haul, Metro and access applications) and Datacom (which includes data centers). The telecom sector includes the global backbone of Long Haul and Metro communications. It also includes local access links to end users. The Datacom and data center sector includes connections in hyper-scale data centers as well as traditional “enterprise” networks. As data centers proliferate within metropolitan sized geographies, a very rapidly growing Data Center Interconnect (DCI) market has emerged which resembles the metro market in its bandwidth and distance needs and utilizes similar optical technologies and products.
While the Metro market is the largest volume, it most often follows the Long Haul telecom sector in technology deployment, notably of coherent 100G and beyond technologies. The Long Haul telecom sector is the first adopter of the highest speed and most advanced communication links, and typically long haul technology migrates over time into the Metro sector as costs are reduced such that they are economical in the shorter but more numerous Metro network links, with its commensurate lower traffic densities prior to aggregation for Long Haul transport.
The Datacom market includes hyper-scale data centers and infrastructure for cloud based services as well as traditional enterprise networks. Companies such as Amazon, Apple, Facebook, Google and Microsoft are steadily increasing investments in very large data centers as they implement cloud-based “big data” services that can be crowd-sourced and crowd-distributed, and that utilize machine-to-machine and inter-data center transactions to power the mobile web.  Connections between such very large data centers over a metro-sized area are an emerging high growth market for “big pipes” using dedicated 100G and beyond digital optical connections from data center to data center (DCI). Connections within data centers (intra-data center) and from data center to a telecommunications carrier are also moving to 100G and beyond speeds, although somewhat behind Metro, DCI and long haul. In recent years the surging demands of these hyper-scale datacenters have begun to drive communication technology developments such that the highest speed links are now often deployed first in DCI applications and only later utilized in Long Haul and Metro networks. 400Gbps is now widely deployed in DCI and systems with 600Gbps and 1.2Tbps are beginning to appear.

Connections within data centers (intra-data center) and from data center to a telecommunications carrier are also moving to 100G and beyond speeds
From this market structure, we believe that a technology leader must now achieve a leadership position in the DCI data center interconnect sector as well as the Long Haul telecom sector as the basis for commercializing the most advanced technology and then extending that technology to additional network segments.
Digital Optical Communications Network Equipment
The structure of the industry that supplies the network equipment for telecom and data center interconnect (DCI) digital optical communications networks has largely concentrated down to leading vendors which include: Ciena, Cisco, Fujitsu Networks, Fiberhome, Huawei, Infinera Corporation, NEC Corporation, Nokia (formerly Alcatel-Lucent, which was acquired by Nokia in January 2016) and ZTE Corporation.
Major suppliers of network equipment to the Datacom and data center market include Arista Networks, Cisco, Huawei, Infinera and Juniper Networks and Nokia. At the optical module and component level, Broadcom Limited, or Broadcom (resulting from the acquisition of Broadcom Corporation by Avago Technologies Ltd., or Avago), Finisar and Sumitomo Electric Device Innovations, Inc., or Sumitomo, are leading merchant suppliers and some larger network equipment companies like Huawei and Cisco have divisions or affiliates (such as HiSilicon in the case of Huawei) that are captive suppliers. Furthermore, some of the larger hyper-scale content providers, such as Google, Microsoft and Facebook, are beginning to design and source their own optical network systems equipment from contract manufacturing partners.  These moves drive “disaggregation” in the data center network separating software and hardware elements, as well as different hardware functions, so that multiple vendors can supply different interacting products.
Recent changes in switch architectures are rapidly moving new installations to higher speed 100G dataflows (using PAM4, or Pulse Amplitude Modulation signal encoding), resulting in a fast growing 100G, 200G and 400G module market for connections inside the data center and “big pipes” for data connections between data centers, or data center interconnects (DCI), at 100G, 200G, 400G and 600G data rates.
The main photonic operational blocks or components required for digital optical communications are transmitters, receivers and, where the network is branched, optical switches. Transmitters and receivers are often combined into single modules which are called transceivers and can be configured into line cards, daughter cards and transponders, or digital or analog modules. At the high end, such as Long Haul, a transmitter and receiver can be paired and combined with signal processing electronics to error correct and restore degradation which affects the signal after traveling long distances, in which case the unit is referred to as a transponder. For high speeds and high bandwidth each of these product types requires photonic integration at the most advanced and complete level to deliver the required performance and functionality while being manufacturable at scale and competitive in cost.
Switching products, which switch different colors, or signal channels, down different branches of the network, have thus far been Reconfigurable Optical Add/Drop Multiplexers (ROADMs) consisting of Wavelength Selective Switches (WSSs). For 100G and above coherent networks, a new type of optical switch, the Multi-Cast Switch (MCS), has been developed and introduced to eliminate contention in 100G coherent switching. The need to eliminate contention is being driven by the move to SDON, which is important to both telecom network requirements and content provider networks.  A “contentionless” architecture uses both traditional “Wavelength Selective Switches” and the new MCS, which we supply.  One or more MCSs are deployed initially with each ROADM node, and then additional multicast switches are deployed over time as traffic growth demands with as many as eight MCS devices for each node, allowing networks to efficiently expand as needed. This type of switch is Colorless, Directionless and Contentionless, or CDC, and its function is optimized for 100G and beyond coherent networks.
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
To create a detectable error-free signal in the coherent modality requires that each color (wavelength) transmitted be much purer than would be required for lower speed protocols. The primary enabler of such ultra-narrow line width (NLW), that is, an ultra-pure and stable color, is a new generation of the most advanced lasers. These NLW lasers must be paired with a new generation of receivers that decode phase and polarization through comparison with another NLW laser in a PIC-interferometer. Ultra-narrow line width lasers are built on Indium Phosphide substrates while the receivers utilize a Silicon or Indium Phosphide interferometer and Indium Phosphide or Germanium photo detectors.
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
Silicon (Silicon Photonics and Planar Lightwave Circuits): Silicon is a multi-attribute material that is efficient for electronics and versatile for integration while being very inefficient in generating or detecting light in the telecom wavelength window as it is an indirect bandgap semiconductor material. Consequently, waveguides of Silicon or doped Silicon Dioxide (silica) exhibit very low optical loss and are ideal for switching, filtering or interferometric applications and active elements including modulators and switches for full transmit and receive functions are produced using Silicon waveguides.
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
Hybrid Photonic Integration

Products	Indium Phosphide	Silicon/Silica	Gallium Arsenide/Silicon Germanium
COHERENT PRODUCT FAMILIES

Integrated Coherent Receiver	✓	✓	✓

Ultra-Narrow Line Width Tunable Laser	✓	✓

100G / 200G/ 400G DCO Digital Coherent Transceiver	✓	✓	✓

Multi-Cast Switch for 100G Coherent ROADM Node	✓	✓

64 GBaud CDM-Coherent Driver Modulator	✓	✓	✓

32 and 64 Gbaud Coherent Optical Sub-Assembly (COSA)	✓	✓	✓

CLIENT SIDE / DATA CENTER PRODUCT FAMILIES

26 GBaud and 53 GBaud EML Lasers/Photodiodes and Semiconductor Drivers and Trans Impedance Amplifiers	✓		✓

Continuous Wave, CWDM and DWDM DFB lasers and laser arrays	✓	✓
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

•
Capture major customer share for the most advanced modules and components at the top suppliers of state and users of the art network equipment. We intend to deepen our relationships with our strategic customers by increasing design wins in their systems, including Ciena, Cisco, Huawei, Infinera and Nokia, plus certain others, which are market leaders or emerging players in 100G and beyond coherent systems.

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

•
Focus on high growth segments that leverage our leadership in Advanced Hybrid Photonic Integration and that contribute to our profitable growth. We plan to continue to develop our products and solutions to capture new opportunities, such as growing 400G and 600G connections in both carrier networks and within and between large data centers.

•
Extend our product line into additional segments of the network and similar or related applications that will benefit from ultra-high speed performance. We intend to penetrate the emerging market for 100G and above connections both within and between mega-data centers. In this segment we are targeting major users and builders of data centers and data center equipment, such as Amazon, Apple, Facebook, Google and Microsoft, as they develop some of their own network equipment. We believe our technology and product line is well positioned to penetrate this market.

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
We utilize micron and sub-micron scale structures of multiple, Silicon, Silicon Dioxide and Indium Phosphide waveguides to fabricate optoelectronic functional elements such as lasers, detectors, modulators, interferometers, integrated optical filters, switches and variable attenuators. We integrate these functional design elements into optoelectronic devices to achieve a desired functionality and specification that is incorporated into our products. Similarly, we use Gallium Arsenide and Silicon Germanium integration platforms for drivers, amplifiers and related high-speed electronic control functions for our integrated optoelectronic devices.
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
Fabrication and manufacturing processes. We have developed expertise in the technology domains relevant to high-volume fabrication and manufacturing of our optoelectronic integrated circuit products using wafer-scale processes and including the complex interaction of electro-optic, thermal-optic and mechanical micro-thermal features. Our complex manufacturing steps are analogous to many processes used in the semiconductor industry. Each integrated element is tested and characterized using our proprietary test equipment before incorporation into our products. Moreover, the ability to assemble complete optoelectronic devices, modules and systems with full control of performance and fabrication from the semiconductor and optical device level through to its optoelectronic controls to its pluggable module form factor enables delivery of the highest performance, highest scale and lowest cost solutions required by the industry.
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
High Speed Products: We produce transmitter and receiver products as well as switching products for 100G and beyond optical transmission applications over distances of 2 to 2,000 kilometers. In addition, we combine 100G and beyond transmitter and receiver products into pluggable modules for line side coherent and transmission applications. We have also integrated transmitter and receiver functions into a single integrated component called a COSA (Coherent Optical Sub Assembly), which has an ultra-small form factor designed to fit into the next generation pluggable transceivers. All of our high speed 100G and beyond products are based on our Advanced Hybrid Photonic Integration technology. This technology supports encoding 100 gigabits or more per second of information for transmitting over a single channel and decoding the information at the receiver, as well as enabling smaller, more compact and more highly integrated designs for the individual elements and integrated COSAs.
For Long Haul, Metro and DCI transport, we design and manufacture optical components for coherent systems, which manipulate light to encode ten times or more the amount of information in the same wavelength channel than is possible with traditional methods. This manipulation can only be accomplished using advanced photonic integration to intimately couple functional elements together. Our Coherent Products include Ultra-Narrow Linewidth Tunable transmit and local oscillator lasers (NLW-TL), which generate the ultra-pure wavelength, or color, necessary for coherent transmission, coherent micro-modulators which encode the information on the intensity and phase of the optical beam and Integrated Coherent Receivers (ICRs), which decode the phase and polarization encoded coherent signal.
We have introduced new pluggable coherent modules which combine our NLW-ITLA with our ICR and, in some cases with our high performance coherent modulator such as in our CFPx-DCO transceiver and transponder optical modules.  The design for interoperability of each of the constituent elements of such a precise high speed device is a core capability that continues to fuel our ability to develop and deliver device and module products that achieve the highest performance available globally.
We also sell 100G products for the client side and data center applications, including 26 GBaud EMLs, laser drivers, modulator drivers and photodiode receivers for 100G and beyond client side applications.
Further, we are shipping an ultra-high-speed 53 GBaud EML and driver IC sets that enable single wavelength PAM4 100G applications and subsequently four wavelength 400G intra-data center transmission.

For hyper-scale data center applications we have introduced a series of high power laser diode array products for short reach Silicon Photonics based 100G intra-data center interconnections which use parallel single-mode architectures, or PSM4, as well as coarse wavelength division multiplexing, or CWDM architectures.  These are additionally designed for use in DR1, DR4 and FR4 Silicon Photonics-based transceivers.
We provide a proprietary switching solution for 100G coherent systems embodied in our Multi-Cast Switch (MCS) product line. Our 4x16, 8x16 and 12x16 Multi-Cast Switch modules for CDC ROADMs efficiently allocate bandwidth and signal routing in 100G and higher data rate networks. The Multi-Cast Switch provides scalable contentionless operation to achieve the highest traffic management efficiency, optimizing traffic flows in coherent transmission systems. Our MCS uses our PLC photonic integration platform and consists of a complex array of switches, waveguides, taps, crossings and other functional elements manufactured on Silicon wafers using standard semiconductor processing equipment. Our PLC technology exhibits very low loss and enables the extension of the Multi-Cast Switch to be extended to higher port count NxM configurations.
Market Sectors Served By Representative High Speed Products

Products	Long Haul	Metro	Data center
COHERENT PRODUCT FAMILIES

Integrated Coherent Receiver	✓	✓	✓

Ultra-Narrow Line Width Tunable Laser	✓	✓	✓

32 and 64Gbaud Coherent Optical Sub-Assembly (COSA)	✓	✓	✓

100G/200G/400G - DCO Digital Coherent Transceiver	✓	✓	✓

Multi-Cast Switch for 100G Coherent ROADM Node	✓	✓	✓

64 GBaud CDM-Coherent Driver Modulator	✓	✓	✓

CLIENT SIDE / DATA CENTER PRODUCT FAMILIES

26 GBaud/53 GBaud EML Lasers/Photodiodes and Semiconductor Drivers and Trans Impedance Amplifiers			✓

Continuous Wave, CWDM and DWDM DFB lasers and laser arrays			✓

Network Products and Solutions: We design and manufacture products for optical communications networks and a variety of other applications, where the networks operate at speeds less than 100G. We offer a wide range of application-specific passive optical functionalities in modules or sub-system configurations. These include arrayed waveguide grating based drop modules for multiplexing and demultiplexing in conventional ROADM nodes as well as variable optical attenuators and tap power monitors for network monitoring and control. We combine several of these functions together in subsystems such as our variable multiplexer, which combines up to 48 variable optical attenuators and an arrayed waveguide grating multiplexer in a single compact unit.  In addition, many of these products provide high-bandwidth connections to base station antennas for mobile devices and to people and machines over fixed and wireless networks. As consumer connectivity speeds have increased through the transitions from 2G to 3G to 4G/LTE and moving to 5G, the bandwidths necessary to aggregate and connect wireless traffic into the backbone network, including Mobile BackHaul, have also increased. We offer laser drivers, modulator drivers, photodiode receivers and trans-impedance amplifiers for these applications.

Through 2016 we also offered transceiver modules for low speed Access and Mobile Backhaul applications, including GPON and GEPON transceiver products at up to 10G data rates, plus specialty transceiver products. The Low Speed Transceiver Products’ assets were sold to APAT OE in January 2017, and are no longer included among our products.
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
We seek to establish and maintain proprietary rights in our technology and products through the use of patents, copyrights and trade secret laws. We have filed applications for patents to protect certain of our intellectual property in the U.S. and in other countries, including Australia, Canada, Japan, Korea, Hong Kong, China, Russia, India, Taiwan and several European Union countries. As of December 31, 2018, we had approximately 541 issued patents, expiring between 2019 and 2037 covering various aspects of our technologies.
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
As of December 31, 2018, we had 1,769 employees and non-employee contractors, of which 297 were based in the U.S., 1,316 in China, 137 in Japan, 10 in Russia and Europe and 9 in Canada.
None of our U.S. employees are represented by a labor union. Chinese law allows that all employees be members of a union that is overseen by the Chinese government. The majority of the employees in our Japanese subsidiary are also members of a union. We have not experienced employment-related work stoppages and we consider our employee relations to be good.
Our Customers
In 2018, 2017 and 2016, our five largest customers accounted for 87%, 78% and 82% of our total revenue, respectively. In 2018, customers of 10% or more revenue were Huawei, together with its affiliate HiSilicon Technologies Co. Ltd. (collectively “Huawei”), and Ciena Corporation, which accounted for 46% and 24% of our total revenue, respectively. In 2017, customers of 10% or more revenue were Huawei and Ciena Corporation, which accounted for 40% and 16% of our total revenue, respectively. In 2016, Huawei and Ciena Corporation accounted for 50% and 15% of our total revenue, respectively.
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
We use a global direct sales force based in North America, Europe and Asia, including China and Japan. These individuals work with our product application engineers, and product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs. We have very deep technical relationships.  We believe that these collaborative engineering activities provide us insight into our customers’ broader and longer-term needs. We view our technical sales capability and our technical relationships with customers as a key part of our value delivery to our key strategic customers.
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
Our Research and Development
We have invested and expect to continue to invest significant time and capital into our research and development operations. Research and development expenses were $53.8 million, $58.3 million and $57.4 million in 2018, 2017 and 2016, respectively.
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
Financial Information by Geographic Region

For information regarding our revenue and property, plant and equipment by geographic region, see Note 18 to the Consolidated Financial Statements. For risks relating to our operations see “Item 1A. Risk Factors” and particularly the risks under the caption “Risks related to our operations in China” and the risk factors “Our future results of operations may be subject to volatility as a result of exposure to fluctuations in foreign exchange rates, primarily the Chinese Renminbi (RMB) and Japanese Yen (JPY) exchange rates”, “We face a variety of risks associated with international sales and operations, which if not adequately managed could adversely affect our business and financial results” and “We are subject to global governmental export and import controls that could subject us to liability, impair our ability to compete in international markets or restrict our sales to certain customers.”
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
We believe we compete favorably with respect to these factors. We believe our principal competitors include:

•
Furukawa Co., Ltd., Fujitsu Optical Components Limited, NTT Electronics Corporation, Sumitomo Electric Industries, Ltd ("SEI"), Finisar, Lumentum Holdings Inc. (formerly JDS Uniphase Corporation) and others in Coherent products;

•
Accelink Technologies Co., Ltd., Broadcom (formerly Avago), Finisar, InnoLight Technology Corporation, M/A-Com, Inc, Source Photonics, Inc., Sumitomo Electric Industries and others in Data center and Client side products;

•	Lumentum and NTT Electronics Corporation in switching; and

•	Lumentum, NTT Electronics Corporation, M/A-Com, Inc., Sumitomo Electric Industries and others in Network Products and Solutions.
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

ITEM 1A.    RISK FACTORS
Risks Associated with Our Business
We are dependent on Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies Co., Ltd. for a large portion of our revenue and the loss of, or a significant reduction in, orders in any period from Huawei may reduce our revenue and adversely impact our results of operations.
In the years ended December 31, 2018, 2017 and 2016, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (collectively “Huawei”) accounted for approximately 46%, 40% and 50% of our revenue, respectively.  The loss of, or a significant reduction in, orders from this major customer would materially and adversely affect our revenue and results of operations.
We are subject to risks and uncertainties related to our revenue growth outlook in China.

Fiber optics telecommunication growth in China is an important contributor to our success. We expect a major portion of our revenue to come from China infrastructure spending in wireline and wireless networks, notably from the three largest China telecom carriers, China Mobile Communications Corporation, China Telecommunications Corporation and China United Network Communications Group Co., Ltd. In part, this infrastructure spending originates from the publicly announced China Broadband 2020 and related initiatives. In 2017, slower than anticipated spending and tender awards from the China telecom carriers, reduced spending under these tender awards initiatives and excess inventory accumulated and held by our leading customers in China, adversely affected our financial condition and results of operations. While these conditions improved in 2018, if the anticipated Chinese spending and carrier tender awards do not increase as anticipated, or if there are further unanticipated and/or prolonged delays in the Chinese initiative, our business, financial condition, results of operations and prospects would be further adversely affected.
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
We have had a history of losses and we may incur additional losses in future periods. As of December 31, 2018, our accumulated deficit was $397.5 million. We continue to review our expenditures related to the ongoing operations of our business for their effectiveness. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations. Operations and assets that are deemed to be less effective may be subject to restructuring, which could lead to increased operating losses in future periods when and if restructuring charges are incurred.
Changes in U.S. and international trade policies, particularly with regard to China, may adversely impact our business and operating results.
The U.S. government has recently made statements and taken certain actions that changes U.S. trade policies, including recently-imposed tariffs affecting certain products manufactured in China. Some products manufactured by our Chinese affiliates are subject to these recently-imposed tariffs if imported into the United States. In addition, the China government has taken certain reciprocal actions, including recently imposed tariffs affecting certain products for all the United States. It is unknown whether and to what extent additional new tariffs (or other new laws or regulations) will be adopted that increase the cost of importing products to or from the United States, or from China to the United States. Further, it is unknown what effect that any such new tariffs or retaliatory actions would have on us or our industry and customers. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our revenue is highly concentrated among relatively few customers, with 5 customers representing the vast majority of our revenue. The loss of, or a significant reduction in orders in any period from any of our major customers may reduce our revenue and adversely impact our results of operations.
We have generated most of our revenue from a limited number of customers.  In the years ending December 31, 2018, 2017 and 2016, our top five customers represented 87%, 78% and 82% of our revenue respectively. The loss of, or a significant reduction in orders from these major customers or any of our other key customers would materially and adversely affect our revenue and results of operations.
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
We expect that our future growth in the market for 100G, 400G and beyond coherent products to be driven in large part by the increased adoption of our products in the Metro market segment and in the high-performance data center interconnect market. Over the last several years, 100G and beyond coherent technology has seen increasing adoption in the Long Haul market segment and now is penetrating the much larger Metro sector of the market.

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
We have a strategy to exit products that have been declining in revenue and have lower gross margins than our other higher speed products. For instance, in January 2017, we completed the sale of assets and transfer of certain liabilities of our access network and low speed transceiver product lines (the “Low Speed Transceiver Products”) and in January 2019 we announced the end-of-life of certain client transceiver modules and will discontinue the manufacture and sale of those products after completing final production in May 2019. We may incur additional costs in connection with the sale or end-of-life of these products, or other products and/or facilities in the future, and our revenues and net income could be negatively affected, particularly in the short term, in connection with the end-of-life or sales of such products and/or facilities. It is also possible that we could incur continued costs or liabilities after the end-of-life process is completed, which could have a material adverse effect on our financial condition or operating results.

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
We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, a major portion of our operations are based in Shenzhen and Dongguan, China and we have additional operations in Japan and Canada. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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

•
difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act and international labor standards. Negative developments in any of these areas in China, Japan, or other countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, higher labor costs and a higher cost of doing business.

In addition, although we maintain an anti-corruption compliance program throughout our company, violations of our compliance program may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business.

Failure to complete the proposed sale of our Russian manufacturing facility may affect our results of operations
In connection with our raising capital in an April 2012 private placement of common stock, we established a wholly-owned subsidiary and company operations in the Russian Federation and we committed to make substantial investments in our Russian operations over a period of several years. We are required to pay up to $2.0 million to Joint Stock Company “RUSNANO”, or Rusnano, if we do not meet certain investment conditions towards our Russian operations by 2019.

In December 2018, we signed a definitive agreement with Rusnano to sell our 100% interest in NeoPhotonics Corporation, LLC, the subsidiary for our manufacturing operations in Russia. If we are not successful in completing our proposed business transaction with Rusnano, we could be required to write-off an additional approximately $3.0 million of assets to close our facility there as well as pay the $2.0 million penalty to Rusnano for not meeting the required investment conditions.

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

As part of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary businesses, products, services or technologies that we believe could accelerate our ability to compete in our existing markets or allow us to enter new markets. Any of these transactions could be material to our financial condition and results of operations. For instance, we completed four acquisitions between 2011 and 2015.

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

Since July 2016, we entered into hedging transactions to reduce the short-term impact of foreign currency fluctuations. During the second half of 2018, we temporarily discontinued entering into foreign currency forward contracts. This may increase the risks to us arising from the short-term impact of foreign currency fluctuations. If we resume using hedging transactions to reduce our risks in this area, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure. In addition, our currency exchange variations may be magnified by Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency.

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
As of December 31, 2018, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $276.6 million and $52.0 million, respectively. As these net operating losses have not been utilized and may not be utilized prior to their expiration in the future. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized and increases in future tax liabilities.

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

Risks Related to Our Operations in China
Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 27% as of December 31, 2018, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Changes in China’s international trade policies may adversely impact our business and operating results.
The China government has recently made statements and taken certain actions that change trade policies, including recently-imposed tariffs affecting products manufactured in the U.S.  Certain of our products manufactured in our U.S. operations have been included in the tariffs imposed on imports into China from the United States. We expect these tariffs, as currently applied, will increase our cost of goods sold by approximately one percentage point. It is unknown if any additional such tariffs or retaliatory actions will be imposed or what impact they would have on us or our industry and customers. As new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated between China and the U.S. or other affected countries, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital, as well as to allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. As of December 31, 2018, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. Accordingly, we may not be able to move our capital easily, which could harm our business.

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
As of December 31, 2018, our executive officers and directors, and entities that are affiliated with them or that have a right to designate a director, beneficially own an aggregate of approximately 21% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Our properties consist primarily of owned and leased office and manufacturing facilities. Our corporate headquarters are located in San Jose, California and our manufacturing facilities are primarily located in Shenzhen and Dongguan, China and Tokyo, Japan. The following schedule presents the approximate square footage of our facilities as of December 31, 2018.

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

Shenzhen, China	25,526	Leased; 2 buildings used for staff dormitory.
Dongguan, China	89,491	Leased; 2 buildings used for manufacturing and for staff dormitory.
Tokyo, Japan	143,875	Owned; 1 building used for manufacturing, research and development and marketing.

________________________________________________________
In addition, we lease a number of smaller offices for warehousing, manufacturing, research and other functions.

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
For a discussion of our current legal proceedings, please refer to the information set forth under the “Litigation” section in Note 14, Commitments and contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange under the symbol NPTN. As of February 28, 2019, there were approximately 66 holders of record of our common stock (not including beneficial holders of our common stock held in street names).
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on 12/31/2013 in (i) our common stock, (ii) the S&P 500 Index and (iii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically state that such graph and related information are incorporated by reference into such filing.

	NeoPhotonics	S&P 500	NASDAQ Telecom
12/31/2013	$100	$100	$100
12/31/2014	$48	$111	$109
12/31/2015	$154	$111	$101
12/31/2016	$153	$121	$116
12/31/2017	$93	$145	$136
12/31/2018	$92	$136	$140

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
We derived the consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Years ended December 31,
Consolidated Statement of Operations Data:	2018	2017	2016 (1)	2015 (2)	2014 (3)
	(in thousands, except per share data)
Revenue	$322,540	$292,894	$411,423	$339,439	$306,177
Cost of goods sold	256,367	231,415	294,290	240,358	235,059
Gross profit	66,173	61,479	117,133	99,081	71,118
Operating expenses	107,831	112,843	114,114	95,128	90,250
Income (loss) from operations	(41,658)	(51,364)	3,019	3,953	(19,132)
Interest and other income, net	(650)	(1,060)	373	2,819	1,932
Provision for income taxes	(1,329)	(909)	(3,597)	(3,104)	(2,519)
Net income (loss)	$(43,637)	$(53,333)	$(205)	$3,668	$(19,719)
Basic net income (loss) per share (4)	$(0.97)	$(1.23)	$—	$0.10	$(0.61)
Diluted net income (loss) per share (4)	$(0.97)	$(1.23)	$—	$0.09	$(0.61)

	Years ended December 31,
Consolidated Balance Sheet Data:	2018	2017	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$58,185	$78,906	$82,500	$76,088	$43,035
Short-term investments	7,481	12,311	19,015	23,294	—
Restricted cash and investments	11,053	2,658	4,085	2,660	21,254
Working capital (5)	116,822	110,769	124,468	151,211	102,130
Total assets	340,576	402,953	390,887	341,878	286,284
Long-term debt (including current portion)	53,351	46,561	10,962	11,519	23,336
Common stock and additional paid-in capital (6)	564,838	546,064	532,484	511,852	456,271
Total equity	160,240	194,451	225,405	211,656	159,456
____________________________________________

(1)	In 2016, our stock options and stock appreciation units with market condition were vested and we recognized approximately $5.7 million in related stock-based compensation expense in the period.

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

(4)	See Note 2 to the Consolidated Financial Statements for a description of our calculation of net income (loss) per share.

(5)	Working capital is defined as total current assets less total current liabilities.

(6)
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
Recognizing our focus on growth in our 100Gbps (“100G”) and beyond products, we align our product group reporting to “High Speed Products” which includes products designed for 100G and beyond applications and “Network Products and Solutions,” which comprises all products designed for applications below 100G.  In 2018 and 2017, High Speed Products represented approximately 86% and 83% of total revenue, respectively. Network Products and Solutions represented approximately 14% and 17% of total revenue, in 2018 and 2017 respectively.
In 2017, the market situation for 100G and above product deployments in China materially affected our results. Demand from our China-based customers was very strong in 2016 with our customers at that time providing optimistic forecasts for 2017 in anticipation of new tenders for provincial and metro 100G system deployments from the leading Chinese telecom carriers. However, tender awards from the China telecom carriers were slower than expected in 2017, causing demand for our products by our customers to drop significantly starting in the first quarter of 2017 and to remain at a reduced level through 2017 and into the beginning of 2018.
In September 2017, China Mobile Communications Corporation awarded tenders for new provincial deployments to Huawei, ZTE Corporation and Fiberhome. This was followed in October 2017 by the issue of tenders by China United Network Communications Group Co., Ltd., or China Unicom. Due to these and other smaller tender awards we experienced a more normalized demand environment in China beginning in the second quarter of 2018 and continuing through the rest of the year.
At the same time, through 2018 we experienced increased demand for certain of our High Speed Products that are used in metro and data center interconnect (DCI) applications in North America and Europe. DCI deployments in North America were particularly strong, and our products for these applications were shipped to contract manufacturers for our system manufacturer customers.
In 2018, our revenue increase of 10% compared to 2017 was driven primarily due to a normalization of demand in China and increased demand for High Speed Products for DCI and metro applications in North America and Europe. Our gross margin was 20.5% in the year ended December 31, 2018 compared to 21.0% in the year ended December 31, 2017. The decrease in gross margin year over year was primarily attributable to a decline in average selling prices, partially offset by lower manufacturing costs.
In 2019, we expect volume growth for our High Speed Products, although quarter-to-quarter results may show considerable variability due to customer demand fluctuations for current products as well as initial ramp-up variations on new product introductions. Similar to revenue, our gross margins may fluctuate materially depending on a variety of factors including average selling price changes, product mix, volume, manufacturing utilization and ongoing manufacturing process improvements.

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
We perform annual goodwill impairment test in the fourth fiscal quarter by reporting unit. We could be subject to additional goodwill impairment tests in the event of changes in industry and market conditions, our business and reporting structure. During the fourth quarter of fiscal 2018, we performed the first step of the two-step goodwill impairment test and a sensitivity analysis for goodwill impairment and determined that the estimated fair value substantially exceeded the carrying value of the underlying goodwill and a hypothetical 10% decline in the fair value of the reporting unit would not result in an impairment of goodwill.
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
Valuation of inventories
We record inventories at the lower of cost (using the first-in, first-out method) or net realizable value, after we give appropriate consideration to obsolescence and inventories in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs which would be charged to cost of goods sold. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles. Write-downs of excess and obsolete inventory are charged to cost of goods sold. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, it will result in lower costs and higher gross margin for those products. Any write-downs would have an adverse impact on our gross margin. In 2018, 2017 and 2016, inventory write-down charges were approximately $6.1 million, $8.3 million and $3.0 million, respectively.
Warranty liabilities
We provide warranties to cover defects in workmanship, materials and manufacturing of our products to meet stated functionality specifications. We test products against specified functionality requirements prior to delivery, but we nevertheless from time to time experience claims under our warranty guarantees. We accrue for estimated warranty costs under those guarantees based upon historical experience, and for specific items at the time their existence is known and the amounts are determinable. We charge a provision for estimated future costs related to warranty activities to cost of goods sold based upon historical product failure rates and historical costs incurred in correcting product failures. We recorded warranty expense of $0.4 million, $1.3 million and $0.1 million for each of the years ended December 31, 2018, 2017 and 2016, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin and profitability would be adversely affected.
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
Results of operations
Our business is focused on the highest speed digital optics and signal processing communications applications for telecom transport and Metro networks and for data center applications. In 2018, our High Speed Products for data rates of 100G and beyond comprised 86% of our revenues. In 2017, our High Speed Products for data rates of 100G and beyond comprised 83% of our revenues. In 2016, we entered into an Asset Purchase Agreement for the sale of assets of our Low Speed Transceiver Products within our Network Products and Solutions product group. In 2016 and 2015, the Low Speed Transceiver Products represent approximately 15% and 27% of total revenue, respectively. The asset sale was closed in January 2017.
The following table presents certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2018	2017	2016
Revenue	100%	100%	100%
Gross profit	21%	21%	28%
Operating expenses	33%	39%	27%
Income (loss) from operations	(13)%	(18)%	1%
Interest and other income (expense), net	—%	—%	—%
Income (loss) before income taxes	(13)%	(18)%	1%
Net loss	(14)%	(18)%	—%

Revenue

		% Change		% Change
(in thousands, except percentages)	2018	2018 to 2017	2017	2017 to 2016	2016
Total revenue	$322,540	10%	$292,894	(29)%	$411,423
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
Customers accounting for more than 10% of our total revenue and revenue from our top five customers for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Years Ended December 31,
	2018	2017	2016
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd (1)	46%	40%	50%
Ciena Corporation	24%	16%	15%
Percent of revenue from top five customers	87%	78%	82%

(1)	Huawei’s percentage of revenue included its affiliate, HiSilicon. Revenue from HiSilicon represented approximately 40%, 37% and 36% of total revenue, respectively, in 2018, 2017 and 2016.
For the years ended December 31, 2018, 2017 and 2016, our percentage of sales from our China-based subsidiaries, the majority of which were denominated in RMB, were 1%, 1% and 4%, respectively.
The following tables present share of revenue by product group and geographical region:

	Years Ended December 31,
	2018	2017	2016
High Speed Products	86%	83%	67%
Network Products and Solutions	14%	17%	33%

	Years Ended December 31,
	2018	2017	2016
China	58%	55%	62%
Americas	22%	18%	18%
Rest of world	20%	27%	20%
Total revenue increased by $29.6 million, or 10%, in 2018 compared to 2017. The increase was the result of a normalization of demand in China and increased demand for High Speed Products for DCI and metro applications in North America and Europe as described further in the section entitled "Business overview" above. Changes in our geographic split are largely driven by changes in the location of our customer’s contract manufacturing locations.
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
In 2019, we expect to continue growth in revenue from our High Speed Products. We also expect that a significant portion of our revenue will continue to be derived from a limited number of customers.
Cost of goods sold and gross margin

		% Change		% Change
(in thousands, except percentages)	2018	2018 to 2017	2017	2017 to 2016	2016
Cost of goods sold	$256,367	11%	$231,415	(21)%	$294,290
Gross profit	$66,173	8%	61,479	(48)%	117,133

	2018	2017	2016
Gross profit as a % of revenue	20.5%	21.0%	28.5%
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
In 2018, gross profit increased $4.7 million, or 8%, to $66 million, compared to $61.5 million in 2017. Our gross margin percent decreased by approximately half a percentage point to 20.5% in 2018 as compared to 2017. The 0.5 percentage point decline in gross margin was attributable to approximately 3.8 percentage points from year-over-year declines in average selling prices, 0.4 percentage points of higher stock-based compensation expense and approximately 0.4 percentage points of higher royalties and customs import duties, offset by 2.3 percentage points of lower product manufacturing costs (yield improvements and lower materials costs), and 1.8 percentage points from improvements in factory utilization on higher production volumes and lower inventory write-downs and warranty costs.

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
We expect that our gross profit and gross margin are likely to increase in 2019 due to a variety of factors, including favorable product mix, vertical integration, reduced amortization expense for purchased intangible assets and introduction of new products. Other factors that can affect our gross margin include production volume, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, revaluation of stock appreciation unit awards that are impacted by our stock price, write-downs of excess and obsolete inventories and warranty costs. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate, particularly in the quarters subsequent to the periods in which the negotiations occurred.
Operating expenses

		% Change		% Change
(in thousands, except percentages)	2018	2018 to 2017	2017	2017 to 2016	2016
Research and development	$53,818	(8)%	$58,287	2%	$57,376
Sales and marketing	16,728	(6)%	17,760	(4)%	18,595
General and administrative	30,403	(12)%	34,453	—	34,409
Amortization of purchase intangible assets	475	1%	472	(71)%	1,609
Acquisition and asset sale related costs	427	228%	130	(94)%	2,125
Loss (gain) on asset sale	200	(109)%	(2,193)	—%	—
Restructuring charges	3,135	(20)%	3,934	—%	—
Litigation settlement	2,645	100%	—	—%	—
Total operating expenses	$107,831	(4)%	$112,843	(1)%	$114,114
Research and development
We focus our research and development effort primarily on the high speed market. Research and development expense decreased $4.5 million, or 8%, in 2018 compared to 2017. The decrease was primarily due to a $2.8 million decrease in development expenses, a $1.8 million decrease in payroll and related expenses and a $1.4 million decrease in outside development services. These decreases were partially offset by a $1.1 million increase in stock-based compensation expense compared to 2017.
Research and development expense increased $0.9 million, or 2%, in 2017 compared to 2016. The increase was primarily due to a $2.7 million increase in payroll and related expenses, a $1.2 million increase in facilities-related cost and $0.8 million increase in depreciation expense. These increases were partially offset by a $2.3 million decrease in stock-based compensation expense compared to the 2016, which included higher stock-based compensation relating to a higher market price of our stock and the accelerated vesting of our market-based stock awards and a $1.3 million decrease in variable compensation.
We believe that investments in research and development are important to help meet our strategic objectives. In 2019, we plan to continue to invest in research and development activities, including new products that we believe will further enhance our competitive position. Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred. As a percentage of total revenue, our research and development expense may vary as our investment and revenue levels change over time.
Sales and marketing
Sales and marketing expense decreased by $1.0 million, or 6%, in 2018 compared to 2017, primarily due to a $1.7 million decrease in payroll and related expenses and $1.0 million decrease from the recovery of bad debts previously written off. These decreases were partially offset by a $1.6 million increase in stock-based compensation expense compared to 2017.
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
We expect to continue to expand our high speed market focus and increase sales coverage of DCI market while controlling our sales and marketing expenses in 2019, even as our business continues to expand geographically. Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs and services and facility costs. As a percentage of total revenue, our sales and marketing expense may vary as our revenue changes over time.
General and administrative
General and administrative expense consists of personnel costs, including stock-based compensation, for our finance, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.
General and administrative expense decreased by $4.1 million, or 12%, in 2018 compared to 2017, primarily due to a $3.7 million decrease in professional services related to accounting, tax and legal, a $2.3 million decrease in facilities-related cost and a $0.7 million decrease in payroll and related expenses. These decreases were partially offset by a $1.8 million increase in stock-based compensation expense and a $0.4 million increase in city/local taxes compared to 2017.
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
We expect to continue to focus on controlling our general and administrative expense in 2019. As a percentage of total revenue, our general and administrative expense may vary as our revenue changes over time.
Amortization of purchased intangible assets
Our intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology and patents and leasehold interests are included within cost of goods sold, while customer relationships and non-compete agreements are recorded within operating expenses.
In 2018, amortization of purchased intangible assets was $1.2 million, comprising of $0.7 million in cost of goods sold and $0.5 million in operating expenses.
In 2017, amortization of purchased intangible assets was $1.3 million, comprising of $0.8 million in cost of goods sold and $0.5 million in operating expenses. Amortization of purchased intangible assets decreased by approximately $3.2 million in 2017 compared to 2016, primarily due to certain intangible assets being fully amortized in 2016.
Acquisition and asset sale related costs
In 2018, we incurred $0.4 million in acquisition and asset sale related transaction costs related to legal, accounting and other professional services.
In 2017, we incurred $0.1 million in acquisition and asset sale related transaction costs related to legal, accounting and other professional services.

In 2016, we incurred $2.1 million in acquisition and asset sale related transaction costs related to legal, accounting and other professional services for our acquisition and asset sale activities.
Restructuring charges
We initiated restructuring actions in order to focus on key growth initiatives and to move towards a lower break even revenue level in the prior year. Actions to lower operating expenses and manufacturing costs included a reduction in force, facilities consolidation and certain asset-related adjustments. We recorded $0.2 million and $3.1 million in restructuring charges within cost of goods sold and operating expenses in 2018, respectively. Restructuring charges in 2018 primarily included $1.6 million related to changes in the fair value of penalty payment derivative, $1.0 million related to asset impairment charges and $0.6 million related to employee severance.
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
Litigation settlement
In September 2018, the Company and Cisco signed a settlement agreement under which the Company agreed to pay Cisco $0.3 million in cash and $0.15 million in product credits to be applied during calendar year 2019.
In January 2019, the Company and Lestina International Ltd. signed a settlement agreement under which the Company agreed to pay Lestina International Ltd. $2.2 million in cash. We recorded this settlement amount of $2.2 million in litigation settlement in 2018. See Note 14 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.
Interest and other income (expense), net

		% Change		% Change
(in thousands, except percentages)	2018	2018 to 2017	2017	2017 to 2016	2016
Interest and other income (expense), net	$(650)	(39)%	$(1,060)	(384)%	$373

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
Interest expense included in interest and other income (expense), increased in 2018 as compared to 2017. The increase in interest expense was due to increase in outstanding borrowings during 2018.
Interest expense included in interest and other income (expense), increased in 2017 as compared to 2016. The increase in interest expense was due to increase in outstanding borrowings during 2017.
Income taxes and effective tax rates

	Years ended December 31,
(in thousands, except percentages)	2018	2017	2016
Provision for income taxes	$(1,329)	$(909)	$(3,597)
Effective tax rate	(3)%	(2)%	106%
In 2018, our income tax provision was primarily related to the operating profit realized in our foreign subsidiaries in Japan and China. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue.
The effective tax rate was (3)% in 2018 as compared to (2)% in 2017 mainly due to higher earnings in foreign jurisdictions and decrease in net loss generated in the U.S. in 2018.

The effective tax rate was (2)% in 2017 as compared to 106% in 2016 mainly due to lower earnings in foreign jurisdictions and increase in net loss generated in the U.S. in 2017.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted which, among other things, lowered the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates Global Intangible Low Taxed Income ("GILTI") to tax certain foreign sourced earnings. As of December 31, 2018, the Company has concluded the accounting under the TCJA within the time period set forth in SAB 118. There was no provision impact of TCJA on the 2018 consolidated financial statements due to full valuation allowance on US deferred tax assets. In addition, the Company has elected to treat GILTI inclusion accounting impact as a current period expense.
Liquidity and capital resources
As of December 31, 2018, we had working capital of $116.8 million, including total cash, cash equivalents, short-term investments and restricted cash of $76.7 million. Approximately 27% of our total cash, cash equivalents, short-term investments and restricted cash were held by our foreign entities, including approximately $17.8 million in accounts held by our subsidiaries in China, of which $11.0 million was in restricted cash, and approximately $2.2 million in accounts held by our subsidiary in Japan. Cash, cash equivalents, investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.
Approximately $9.0 million of our retained earnings within our total accumulated deficit as of December 31, 2018 was subject to restrictions due to the fact that our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves as well as allocate a discretionary portion of their after-tax profits to their staff welfare and bonus fund. This restricted amount is not distributable as cash dividends except in the event of liquidation.
In January 2017, we completed the sale of certain Low Speed Transceiver Products’ assets for approximately $25.0 million in consideration plus approximately $1.4 million for a post-closing transition services arrangement. The consideration was reduced by $3.4 million for inventory adjustment after closing to approximately $21.6 million, which was subject to other adjustments of up to $10.0 million for any potential claims. See Note 10 in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.
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
The Credit Facility agreement requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Borrowing Base calculation contains a customary provision that gives the lender the ability to reduce the Borrowing Base by reserves that are subjectively determinable, which is considered a subjective acceleration clause. We are required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million must be unused borrowing capacity. Borrowings under the Credit Facility are collateralized by substantially all of our assets. We were in compliance with the covenants of this Credit Facility as of December 31, 2018. As of December 31, 2018, the outstanding balance under the Credit Facility was $36.0 million and the weighted average rate under the LIBOR option was 4.41%. The remaining borrowing capacity was $14.0 million of which $5.0 million is required to be maintained as unused borrowing capacity.
We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of December 31, 2018, our subsidiary in China had two line of credit facilities with banking institutions.
As of December 31, 2018 and December 31, 2017, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $4.8 million and $1.6 million, respectively. Compensating balances relating to these credit facilities totaled $2.6 million and $0.5 million, respectively, as of December 31, 2018 and December 31, 2017. Compensating balances are classified as restricted cash on our consolidated balance sheets. See Note 4 and Note 12 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.
As of December 31, 2018, we had two loan arrangements with MUFG Bank, Ltd. (collectively the “Mitsubishi Bank Term Loans”) and a third loan arrangement with the MUFG Bank, Ltd. and The Yamanashi Chou Bank, Ltd. One of Mitsubishi Bank Term Loans requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on this loan accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by real estate collateral. The second term loan of 690 million JPY (approximately $6.3 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan was available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.3 million) under this loan was fully drawn in March 2017. In January 2018, the Company entered into a term loan agreement with MUFG Bank, Ltd. and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $7.7 million) (the "Mitsubishi-Yamanashi Term Loan"). The Mitsubishi-Yamanashi Term Loan was available from January 29, 2018 to January 29, 2025.  The full amount of the Mitsubishi-Yamanashi Term Loan was drawn on January 29, 2018. Interest on the Mitsubishi-Yamanashi Term Loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Mitsubishi-Yamanashi Term Loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. As of December 31, 2018, our aggregate outstanding principal balance under Mitsubishi Bank Term Loans and Mitsubishi-Yamanashi Term Loan was 2.0 billion JPY (approximately $18.0 million). See Note 12 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within nine months. Historically, we have collected on the notes receivable in full at the time of maturity.
In 2018, we generated operating losses of $41.7 million and cash flows from operations of $19.6 million. We had an accumulated deficit of $397.5 million as of December 31, 2018. Through 2017 and the early part of 2018, the Company's operating results and cash flows were negatively affected by demand that was lower than customer estimates that were used to put capacity in place in 2016 and 2017. In the second half of 2018, demand continued to strengthen, primarily due to volume growth in the Americas as a result of metro and, particularly, data center interconnect deployments, as well as being the result of increased domestic provincial deployments in China plus exports by Chinese OEMs for international deployments. To adjust to the demand that was less than estimates used for capacity decisions, the Company implemented restructuring plans in May and September 2017 that included a reduction in force and consolidation of facilities, in order to reduce expenses. The Company has also reduced or delayed certain product development projects and capital expenditures, aggressively pursued collections of accounts and notes receivable and continued to closely manage production and inventory levels.
As of December 31, 2018, the remaining borrowing capacity under our revolving line of credit agreement with Wells Fargo, was $14.0 million of which $5.0 million is required to be maintained as unused borrowing capacity. In January 2019, we repaid $5.0 million to Wells Fargo, which was included in long-term debt as of December 31, 2018. Additionally, we had $4.8 million of notes payable and $2.9 million of current portion of long-term debt as of December 31, 2018, which we plan to pay out of our existing available cash.
In China, when there is a case pending in judicial court, banks may choose to limit borrowing against existing credit lines, regardless of the legitimacy of the case. We have a dispute pending with APAT OE in judicial court (See Note 14 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report). We do not expect to make any additional draws against our credit facilities in China until this matter is resolved.  We have less expensive cash and credit lines available in the U.S., and believe this will not impact our operations in China.
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
Rusnano Rights Agreement
Under our amended rights agreement, dated June 30, 2015, with Rusnano, one of our principal stockholders, we agreed to a $30.0 million investment commitment (the “Investment Commitment”) toward our Russian operations. The Investment Commitment can be partially satisfied by cash and/or non-cash investment inside or outside of Russia. Our $21.0 million investment milestone for 2016 was met as of December 31, 2016. If certain of the Investment Commitments are not achieved in the indicated time frames through 2019, we have the ability to exit our Russian operations by paying an exit fee of up to $2.0 million. See Note 14, Commitments and contingencies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report.
In December 2018, we signed a definitive agreement with Rusnano to sell our 100% interest in NeoPhotonics Corporation, LLC, the subsidiary for our manufacturing operations in Russia, for approximately book value. The purchase price to be paid by Rusnano will consist of approximately $3.0 million in cash and $1.0 million in cancellation of the remaining penalty payment that would otherwise be owed to Rusnano as consideration for the Company's obligations to provide manufacturing process transition to NeoPhotonics Corporation, LLC. See Note 14, Commitments and contingencies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report.
Cash flow discussion
The table below sets forth selected cash flow data for the periods presented:

	Years ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by (used in) operating activities	$19,595	$(32,767)	$53,836
Net cash used in investing activities	(11,781)	(17,314)	(47,813)
Net cash (used in) provided by financing activities	(19,460)	43,102	3,516
Effect of exchange rates on cash, cash equivalents and restricted cash	(680)	1,958	(1,702)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(12,326)	$(5,021)	$7,837

Operating activities
In 2018, net cash provided by operating activities was $19.6 million, compared to $32.8 million net cash used in operating activities in 2017. The increase was primarily attributable to a $15.2 million increase in cash flows related to lower net loss and non-cash adjustments, $29.7 million increase in cash flows related to decreased inventories, $19.6 million increase in cash flows related to prepaid expenses and other assets and $9.5 million increase in cash flows related to accounts payable. The increases were partially offset by a $21.0 million decrease in cash flows from accounts receivable.
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
Investing activities
In 2018, net cash used in investing activities was $11.8 million, a $5.5 million decrease compared to $17.3 million used in 2017. The decrease in net cash used in investment activities was primarily attributable to $32.5 million decrease in property, plant and equipment purchases in 2018, partially offset by $21.6 million in proceeds from the sale of our Low Speed Transceiver Products’ assets in January 2017 and $3.4 million due to increase in payments for settlement of foreign currency hedges in 2018.

In 2017, net cash used in investing activities was $17.3 million, a $30.5 million decrease compared to $47.8 million used in 2016. The decrease in net cash used in investment activities was primarily attributable to a $21.6 million in proceeds from the sale of our Low Speed Transceiver Products’ assets in January 2017 and a $4.3 million decrease in property, plant and equipment purchases in 2017.
Financing activities
In 2018, net cash used in financing activities was $19.5 million, a $62.6 million decrease compared to $43.1 million net cash provided by financing activities in 2017. The decrease in cash flows from investing activities was primarily attributable to $64.7 million decrease in net borrowings under our credit facilities, terms loans and note payables in China, partially offset by a $1.2 million increase in proceeds from government grants.
In 2017, net cash provided by financing activities was $43.1 million, a $39.6 million increase compared to $3.5 million in 2016. The increase was primarily attributable to $30.0 million in new borrowing under our Wells Fargo Credit Facility ($10.0 million net of repayment of $20.0 million owed under the Comerica Bank Credit Facility), and $34.0 million from notes payable to banks in China.
Contractual obligations and commitments
The following summarizes our contractual obligations as of December 31, 2018:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable and short-term borrowing (1)	$4,795	$4,795	$—	$—	$—
Long-term debt (1)	53,953	3,058	6,116	42,077	2,702
Retirement obligations (2)	4,308	188	1,139	295	2,686
Operating leases (3)	27,332	3,618	6,172	6,105	11,437
Purchase commitments (4)	50,854	50,854	—	—	—
Rusnano payment derivative (5)	2,000	2,000	—	—	—
Asset retirement obligations (6)	3,391	—	10	—	3,381
Expected interest payments (7)	5,568	1,585	3,057	907	19
Capital lease	424	106	212	106	$—
Total	152,625	$66,204	$16,706	$49,490	$20,225
Uncertainty in timing of future payments:
Restricted retained earnings	9,005
Deferred compensation plan	478
Total commitments	$162,108

____________________________________________

(1)	See Note 12, Debt, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our debt.

(2)	See Note 13, Pension Plans, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our retirement obligations.

(3)	We have entered into various non-cancelable operating lease agreements for our offices in China, U.S. and Canada.

(4)
This is an estimate of the amount outstanding under open purchase orders for the purchase of inventory and other goods at December 31, 2018.  Certain of these open purchase orders may be cancellable without penalty.

(5)	See Note 14, Commitments and contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our Rusnano Payment Derivative.

(6)
We have an asset retirement obligation of $3.3 million associated with our facility lease in California which is included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2018. We also have a $0.1 million asset retirement obligation in Japan.

(7)	We calculate the expected interest payments based on our long-term debt at prevailing interest rates as of December 31, 2018.
Uncertain Tax Positions
As of December 31, 2018, the liability for uncertain tax positions was $0.1 million. We cannot conclude on the timing of cash payments associated with our uncertain tax positions.
Rusnano Rights Agreement
In connection with our April 2012 common stock private placement transaction, we entered into a rights agreement with Rusnano. Refer to the discussion in the “Liquidity and Capital Resources – Rusnano Rights Agreement” section.
Off-balance sheet arrangements
During the years ended December 31, 2018 and 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
As of December 31, 2018, we had $4.8 million outstanding under our China credit facilities, $36.0 million outstanding under our U.S. credit facilities and $18.0 million outstanding under our term loans in Japan, which were subject to fluctuations in interest rates. For the year ended December 31, 2018, a hypothetical 10% increase in the interest rate could result in $0.2 million additional annual interest expense. The hypothetical assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.
Foreign currency exchange risk
Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statements of operations. A large portion of our business is conducted through our subsidiaries in China, whose functional currency is the RMB and Japan, whose functional currency is the JPY. To the extent that transactions by these subsidiaries are in currencies other than their functional currencies, we bear the risk that fluctuations in the exchange rates of the RMB and JPY in relation to other currencies could increase our costs and expenses. During the year ended December 31, 2018, we recognized net foreign currency transaction gain of $1.4 million. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB or JPY may materially and adversely affect our results of operations upon translation of these subsidiaries’ financial statements into U.S. dollars. While we generate a significant portion of our revenue in U.S. dollars, a significant portion of our cost of goods sold are in RMB. Therefore appreciation in RMB against the U.S. dollar would negatively impact our cost of goods sold upon translation to U.S. dollars. For example, for the year ended December 31, 2018, a 10% appreciation in RMB against the U.S. dollar would have resulted in an approximately $1.5 million increase in our cost of goods sold.
Effective July 1, 2016, we have entered into hedging transactions to reduce the short-term impact of foreign currency fluctuations. During the second half of 2018, we temporarily discontinued entering into foreign currency forward contracts. This may increase the risks to us arising from the short-term impact of foreign currency fluctuations. In addition, our currency exchange variations may be magnified by any Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of NeoPhotonics Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NeoPhotonics Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
March 7, 2019

We have served as the Company's auditor since 2014.

NEOPHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except par data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$58,185	$78,906
Short-term investments	7,481	12,311
Restricted cash	11,053	2,658
Accounts receivable, net of allowance for doubtful accounts	74,751	67,229
Inventories	52,159	67,301
Assets held for sale	2,971	—
Prepaid expenses and other current assets	26,605	36,235
Total current assets	233,205	264,640
Property, plant and equipment, net	100,090	127,565
Purchased intangible assets, net	3,018	4,294
Goodwill	1,115	1,115
Other long-term assets	3,148	5,339
Total assets	$340,576	$402,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,403	$69,017
Notes payable and short-term borrowing	4,795	35,607
Current portion of long-term debt	2,897	6,005
Accrued and other current liabilities	50,288	43,242
Total current liabilities	116,383	153,871
Long-term debt, net of current portion	50,454	40,556
Other noncurrent liabilities	13,499	14,075
Total liabilities	180,336	208,502
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
At December 31, 2018, 46,378 shares issued and outstanding; at December 31, 2017, 44,219 shares issued and outstanding	116	111
Additional paid-in capital	564,722	545,953
Accumulated other comprehensive income (loss)	(7,126)	398
Accumulated deficit	(397,472)	(352,011)
Total stockholders’ equity	160,240	194,451
Total liabilities and stockholders’ equity	$340,576	$402,953

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Revenue	$322,540	$292,894	$411,423
Cost of goods sold	256,367	231,415	294,290
Gross profit	66,173	61,479	117,133
Operating expenses:
Research and development	53,818	58,287	57,376
Sales and marketing	16,728	17,760	18,595
General and administrative	30,403	34,453	34,409
Amortization of purchased intangible assets	475	472	1,609
Acquisition and asset sale related costs	427	130	2,125
Restructuring charges	3,135	3,934	—
Litigation settlement	2,645	—	—
Loss (gain) on asset sale	200	(2,193)	—
Total operating expenses	107,831	112,843	114,114
Income (loss) from operations	(41,658)	(51,364)	3,019
Interest income	397	198	303
Interest expense	(2,493)	(1,362)	(402)
Other income, net	1,446	104	472
Total interest and other income (expense), net	(650)	(1,060)	373
Income (loss) before income taxes	(42,308)	(52,424)	3,392
Provision for income taxes	(1,329)	(909)	(3,597)
Net loss	$(43,637)	$(53,333)	$(205)
Basic net loss per share	$(0.97)	$(1.23)	(0.00)
Diluted net loss per share	$(0.97)	$(1.23)	(0.00)
Weighted average shares used to compute basic net loss per share	45,144	43,431	41,798
Weighted average shares used to compute diluted net loss per share	45,144	43,431	41,798

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
(in thousands)	2018	2017	2016
Net loss	$(43,637)	$(53,333)	$(205)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(7,464)	8,803	(6,640)
Unrealized gain on available-for-sale securities, net of zero tax	1	17	10
Defined benefit pension plans:
Loss arising during the period	(95)	(32)	(72)
Curtailments, settlements and other	—	—	—
Tax	34	11	24
Total other comprehensive income (loss)	(7,524)	8,799	(6,678)
Comprehensive loss	$(51,161)	$(44,534)	$(6,883)

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2015	40,986	$102	$511,750	$(1,723)	$(298,473)	$211,656
Comprehensive loss	—	—	—	(6,678)	(205)	(6,883)
Issuance of common stock upon exercise of stock options	1,013	3	3,668	—	—	3,671
Issuance of common stock under employee stock purchase plan	351	1	2,778	—	—	2,779
Issuance of common stock for vested restricted stock units	226	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(50)	—	(615)	—	—	(615)
Stock-based compensation costs	—	—	14,797	—	—	14,797
Balances at December 31, 2016	42,526	106	532,378	(8,401)	(298,678)	225,405
Comprehensive loss	—	—	—	8,799	(53,333)	(44,534)
Issuance of common stock upon exercise of stock options	665	2	2,481	—	—	2,483
Issuance of common stock under employee stock purchase plan	349	1	2,392	—	—	2,393
Issuance of common stock for vested restricted stock units	806	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(127)	—	(998)	—	—	(998)
Stock-based compensation costs	—	—	9,702	—	—	9,702
Balances at December 31, 2017	44,219	111	545,953	398	(352,011)	194,451
Impact of adoption of new accounting standard ASU 2016-16					(1,824)	(1,824)
Comprehensive loss	—	—	—	(7,524)	(43,637)	(51,161)
Issuance of common stock upon exercise of stock options	779	2	3,420	—	—	3,422
Issuance of common stock under employee stock purchase plan	404	1	2,190	—	—	2,191
Issuance of common stock for vested restricted stock units	1,124	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(148)	—	(954)	—	—	(954)
Stock-based compensation costs	—	—	14,115	—	—	14,115
Balances at December 31, 2018	46,378	$116	$564,722	$(7,126)	$(397,472)	$160,240

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities
Net loss	$(43,637)	$(53,333)	$(205)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,105	28,350	22,400
Stock-based compensation expense	14,142	8,206	17,076
Deferred taxes	(328)	792	(668)
Amortization of investment, debt and other	438	247	159
Loss (gain) on disposal of property and equipment	1,322	(1,746)	185
Loss (gain) on foreign currency hedges	2,220	(2,104)	1,640
Allowance for doubtful accounts	61	577	(382)
Write-down of inventories	6,133	8,349	2,983
Foreign currency remeasurement and other, net	(3,944)	2,583	(2,661)
Asset impairment charges	—	324	—
Change in assets and liabilities:
Accounts receivable	(7,874)	13,166	2,496
Inventories	7,368	(22,347)	(1,332)
Prepaid expenses and other assets	8,162	(11,409)	(11,184)
Accounts payable	(1,411)	(10,874)	23,111
Accrued and other liabilities	5,838	6,452	218
Net cash provided by (used in) operating activities	19,595	(32,767)	53,836
Cash flows from investing activities
Purchase of property, plant and equipment	(14,867)	(47,409)	(51,693)
Proceeds from sale of property, plant and equipment and other assets	32	21,809	179
Purchase of marketable securities	(920)	(52,062)	(82,728)
Proceeds from sale of marketable securities	5,000	52,272	63,841
Proceeds from maturity of marketable securities	750	6,458	23,148
Restricted cash payable related to asset sale	—	—	1,039
Settlement of foreign currency hedges	(1,776)	1,618	(1,599)
Net cash used in investing activities	(11,781)	(17,314)	(47,813)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	5,614	4,893	6,587
Tax withholding on restricted stock units	(954)	(998)	(615)
Payments for public stock offering, net of offering costs	—	(117)	(164)
Proceeds from bank loans	34,305	112,834	95,200
Repayment of bank and acquisition-related loans	(63,040)	(68,492)	(96,119)
Proceeds from issuance of notes payable	7,137	6,621	16,032
Repayment of notes payable	(3,732)	(11,639)	(18,007)
Proceeds from government grants	1,210	—	602
Net cash (used in) provided by financing activities	(19,460)	43,102	3,516
Effect of exchange rates on cash, cash equivalents and restricted cash	(680)	1,958	(1,702)
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,326)	(5,021)	7,837
Cash, cash equivalents and restricted cash at the beginning of the period	81,564	86,585	78,748
Cash, cash equivalents and restricted cash at the end of the period	$69,238	$81,564	$86,585
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,600	$732	$263
Net cash paid (received) for income taxes	(1,383)	5,388	2,215
Supplemental disclosure of noncash investing and financing activities:
Unpaid deferred offering costs	—	—	117
Decrease (increase) in unpaid property, plant and equipment	8,548	6,072	(13,629)
Capital lease	362	—	—
Asset retirement obligation	—	2,146	—
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
Going Concern
Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires an entity to disclose information about its potential inability to continue as a going concern when conditions and events indicate that it is probable that the entity may be unable to meet its obligations as they become due within one year. Management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission ("SEC") in March 2019. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2018, the Company’s working capital was $116.8 million, including available cash, cash equivalents, short-term investments and restricted cash of approximately $76.7 million. In 2018, the Company had operating losses of $41.7 million and cash from operations of $19.6 million. It had an accumulated deficit of approximately $397.5 million as of December 31, 2018.

Through 2017 and the early part of 2018, the Company's operating results and cash flows were negatively affected by demand that was lower than customer estimates that were used to put capacity in place in 2016 and 2017.  In the second half of 2018, demand continued to strengthen, primarily due to volume growth in the Americas as a result of metro and, particularly, data center interconnect deployments, as well as being the result of increased domestic provincial deployments in China plus exports by Chinese OEMs for international deployments.

To adjust to the demand that was less than estimates used for capacity decisions, the Company implemented restructuring plans in May and September 2017 that included a reduction in force and consolidation of facilities, in order to reduce expenses. The Company has also reduced or delayed certain product development projects and capital expenditures, aggressively pursued collections of accounts and notes receivable and continued to closely manage production and inventory levels. The Company continues to implement actions to improve cash flow and profitability.

In September 2017, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") which provides for borrowings under an accounts receivable based formula up to a maximum of $50.0 million. As of December 31, 2018, $36.0 million was outstanding under this line. The remaining borrowing capacity as of December 31, 2018 was $14.0 million, of which $5.0 million is required to be maintained as unused borrowing capacity. Borrowings under the Wells Fargo line are not due until June 30, 2022 as long as the borrowing base is not less than the outstanding amount (see Note 12). Additionally, the Company had $4.8 million of notes payable and $2.9 million of current portion of long-term debt as of December 31, 2018, which it plans to pay out of its existing available cash.

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
Customers accounting for more than 10% of our total revenue and revenue from our top five customers for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Years Ended December 31,
	2018	2017	2016
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd	46%	40%	50%
Ciena Corporation	24%	16%	15%
Percent of revenue from top five customers	87%	78%	82%
As of December 31, 2018, two customers accounted for approximately 35% and 17%, respectively, of the Company’s total accounts receivable. As of December 31, 2017, three customers accounted for 36%, 14% and 10% of the Company’s total accounts receivable.
Restricted cash
As a condition of the notes payable lending arrangements and the line of credit facilities, the Company is required to keep a compensating balance at the issuing banks. In addition, the Company also maintained restricted cash in connection with the asset purchase agreement executed in December 2016 (see Note 10), government grants received in advance and cash balances temporarily restricted for regular business operations until a legal dispute is resolved (see Note 14). These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s consolidated balance sheets. As of December 31, 2018 and 2017, the amount of restricted cash was $11.1 million and $2.7 million, respectively.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
For marketable securities measured at fair value using Level 2 inputs, the Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.
Accounts receivable
Accounts receivable include trade receivables and notes receivable from customers. The notes are generally due within nine months. The Company receives notes receivable in exchange for accounts receivable from certain customers in China that are secured by the customer’s affiliated financial institution.
An allowance for doubtful accounts is calculated based on the aging of the Company’s trade receivables, historical experience, and management judgment. The Company writes off trade receivables against the allowance when management determines a balance is uncollectible and is no longer actively pursuing collection of the receivable.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and acquired patents and developed technology as well as discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Goodwill
Goodwill is reviewed for impairment annually in the fourth fiscal quarter or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company will assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further steps are required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. The Company had no goodwill impairment in 2018 or 2017.
Long-lived assets
Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company recorded asset impairment charges of $1.0 million and $0.4 million in restructuring charges in 2018 and 2017, respectively (see Note 11). There were no asset impairment charges in 2016.
Revenue recognition
See Note 3.
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Foreign currency
Generally the functional currency of the Company’s international subsidiaries is the local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accumulated other comprehensive income (loss) as a component of stockholders’ equity. Effective July 1, 2016, the Company has established a hedging program using monthly forward exchange contracts as economic hedges to protect against volatility of foreign exchange rate exposure of its net intercompany activities based on a cost-benefit analysis that considers that magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instruments. The forward contracts are not designated for hedge accounting and are marked to market at fair value and reported as either other current assets or accounts payable. Any changes in the fair value are recorded as foreign exchange gain (loss) and help mitigate the changes in the value of the underlying net intercompany balances. The Company recognized a $2.2 million loss and $2.1 million gain in 2018 and 2017, respectively, relating to its foreign currency contracts within other income, net. Net foreign exchange gain (loss) was $1.4 million, $(0.5) million, and $(0.1) million in 2018, 2017, and 2016, respectively. These gains and losses were recorded as other income, net in the Company’s consolidated statements of operations. The Company presents the cash flows relating to these foreign exchange contracts as investing activities in its consolidated statements of cash flows. During the six months ended December 31, 2018, the Company temporarily discontinued entering into forward exchange contracts. This may increase the risks to us arising from the short-term impact of foreign currency fluctuations.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”). The standard, along with the amendments issued in 2016 and 2015, provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-9 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-9; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-9 recognized at the date of initial application and providing certain additional disclosures. This standard, as amended, is effective for annual and interim periods beginning after December 15, 2017 and permits entities to early adopt for annual and interim reporting periods beginning after December 15, 2016. The Company adopted this standard as of January 1, 2018, using the full retrospective transition method. See Note 3 for more details.
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) (“ASU 2016-2”).  ASU 2016-2 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and consolidated statements of operations and to disclose qualitative and quantitative information about lease transactions. It is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. Certain optional practical expedients allowed. The Company will adopt this standard in the first quarter of 2019, using the modified retrospective transition method and recording a cumulative-effect balance sheet adjustment. The Company has completed the identification of qualified leases. The Company is currently in the process of measuring the right to use assets and lease liabilities on the date of adoption for the qualified leases. The adoption of this guidance is expected to have a material impact on the Company's consolidated balance sheets and disclosures in consolidated financial statements. However, the adoption of this standard is not expected to have a material impact on the Company's consolidated statement of operations.

3. Revenue
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

Nature of products
Revenue from sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Years Ended December 31,
	2018	2017	2016
High Speed Products	$275,803	$241,780	$277,258
Network Products and Solutions	46,737	51,114	134,165
Total revenue	$322,540	$292,894	$411,423

The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2018	2017	2016
China	$187,277	$161,637	$254,625
Americas	70,906	52,973	76,091
Rest of world	64,357	78,284	80,707
Total revenue	$322,540	$292,894	$411,423

Certain prior period amounts have been reclassified to conform to the current period presentation.

Deferred revenue

The Company records deferred revenue when cash payments are received or due in advance of our performance. Refer to Note 9 for disclosure of deferred revenue balances. The increase in the deferred revenue balances during 2018 was immaterial, offset by approximately $0.9 million of revenue recognized during 2018 that was included in the deferred revenue balance as of December 31, 2017. The increase in the deferred revenue balances during 2017 was $1.6 million, offset by approximately $1.1 million of revenue recognized during 2017, respectively, that was included in the deferred revenue balance as of December 31, 2016.

Contract assets

The Company records contract assets when the revenue is recognized but the customer payment is contingent on a future event. The balance of contract assets as of December 31, 2018 and December 31, 2017 was immaterial.

Refund liabilities

The Company records refund liabilities when the contract permits the customer to return the product if certain circumstances arise. The balance of refund liabilities as of December 31, 2018 and December 31, 2017 was immaterial.

4. Cash, cash equivalents, short-term investments and restricted cash
The following table summarizes the Company’s cash, cash equivalents, short-term investments, and restricted cash at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents:
Cash	$58,185	78,906
Cash equivalents	—	—
Cash and cash equivalents	$58,185	$78,906
Short-term investments	$7,481	$12,311
Restricted cash	$11,053	$2,658

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$58,185	$78,906
Restricted cash	11,053	2,658
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$69,238	$81,564
The following table summarizes the Company’s unrealized gains and losses related to the cash equivalents and short-term investments in marketable securities designated as available-for-sale (in thousands):

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of December 31, 2018				As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market accounts	$—	$—	$—	$—	$—	$—	$—	$—
Money market funds	7,481	—	—	7,481	11,561	—	—	11,561
Corporate debt securities	—	—	—	—	—	—	—	—
U.S. government securities	—	—	—	—	751	—	(1)	750
Sovereign government bonds	—	—	—	—	—	—	—	—
Total	$7,481	$—	$—	$7,481	$12,312	$—	$(1)	$12,311
Reported as:
Cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—
Short-term investments	7,481	—	—	7,481	12,312	—	(1)	12,311
Total	$7,481	$—	$—	$7,481	$12,312	$—	$(1)	$12,311

As of December 31, 2018 and 2017, maturities of marketable securities were as follows (in thousands):

	December 31, 2018	December 31, 2017
Less than 1 year	$7,481	$12,311
Due in 1 to 2 years	—	—
Due in 3 to 5 years	—	—
Total	$7,481	$12,311
Realized gains and losses on the sale of marketable securities during the years ended December 31, 2018, 2017 and 2016 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the years ended December 31, 2018, 2017 or 2016.  As of December 31, 2018, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

5. Fair value measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments:
Money market funds	$7,481	$—	$—	$7,481	$11,561	$—	$—	$11,561
U.S. government securities	—	—	—	—	750	—	—	750
Money market accounts	—	—	—	—	—	—	—	—
Total	$7,481	$—	$—	$7,481	$12,311	$—	$—	$12,311
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$465	$—	$—	$465	$523	$—	$—	$523

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees to provide participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded as of December 31, 2018 and 2017. The assets held by the Rabbi Trust are in the form of exchange traded mutual funds and are included in the

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company’s other long-term assets on its consolidated balance sheets as of December 31, 2018 and 2017. Level 1 assets are determined by using quoted prices in active markets for identical assets. The fair values of Level 2 assets are priced based on quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data using inputs such as benchmark yields, broker quotes and other similar data.
The following table presents the Company’s liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2018				As of December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Rusnano payment derivative	$—	$—	$2,000	$2,000	$—	$—	$389	$389
Foreign currency forward contracts	—	—	—	—	—	(43)	—	(43)
	$—	$—	$2,000	$2,000	$—	$(43)	$389	$346

The fair value of the Rusnano payment derivative is based on the Company’s estimate (see Note 14). The fair values of the foreign currency forward contracts are based on quoted market rates and market observable data for similar instruments. There were no transfers between levels of the fair value hierarchy during the periods presented.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In 2018, the Company wrote-off $1.0 million of property, plant and equipment within operating expenses. These assets were measured at fair value which is zero due to events or circumstances the Company identified as having significant impact on their fair value during 2018.
In 2018, the Company reclassified $2.5 million of property, plant and equipment within assets held for sale. The estimated fair value less direct costs of sale approximates the related carrying value of these assets as of December 31, 2018 (see Note 9).
There were no other assets or liabilities measured at fair value on a nonrecurring basis in 2018 and 2017.
Assets and Liabilities Not Measured at Fair Value
The carrying values of cash, restricted cash, accounts receivable, accounts payable, notes payable and short-term borrowing approximate their fair values due to the short-term nature and liquidity of these financial instruments.
The fair value of the Company’s long-term debt have been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of liabilities with a similar maturity and discounting the cash flows at that rate which it considers to be a level 2 fair value measurement and was not materially different than the carrying value as of December 31, 2018 and 2017 as the interest rates approximated rates currently available to the Company. The fair values do not necessarily give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.

6. Net loss per share
The following table sets forth the computation of the basic and diluted net loss per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(43,637)	$(53,333)	$(205)
Denominator:
Weighted average shares used to compute per share amount:
Basic	45,144	43,431	41,798
Dilutive effect of equity awards	—	—	—
Diluted	45,144	43,431	41,798
Basic net loss per share	$(0.97)	$(1.23)	(0.00)
Diluted net loss per share	$(0.97)	$(1.23)	(0.00)

The Company has excluded the impact of the following outstanding employee stock options, restricted stock units, common stock warrants and shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	December 31,
	2018	2017	2016
Employee stock options	3,203	3,934	4,301
Restricted stock units	2,486	2,405	2,089
Market-based restricted stock units	695	—	—
Employee stock purchase plan	414	421	306
	6,798	6,760	6,696

7. Business Combinations
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

8. Purchased intangible assets
Purchased intangible assets consist of the following (in thousands):

	December 31, 2018			December 31, 2017
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$37,029	$(34,995)	$2,034	$37,684	$(34,923)	$2,761
Customer relationships	15,146	(15,026)	120	15,425	(14,835)	590
Leasehold interest	1,238	(374)	864	1,309	(366)	943
	$53,413	$(50,395)	$3,018	$54,418	$(50,124)	$4,294

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold, and customer relationships and the non-compete agreements within operating expenses. The following table

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

presents details of the amortization expense of the Company’s purchased intangible assets as reported in the consolidated statements of operations (in thousands):

	Years ended December 31,
	2018	2017	2016
Cost of goods sold	$756	$869	$2,871
Operating expenses	475	472	1,609
Total	$1,231	$1,341	$4,480

The estimated future amortization expense of purchased intangible assets as of December 31, 2018, is as follows (in thousands):

2019	$856
2020	737
2021	644
2022	28
2023	28
Thereafter	725
$3,018

9. Balance sheet components
Restricted Cash
Restricted cash was as follows (in thousands):

	December 31,
	2018	2017
Restricted in connection with notes payable and short-term borrowing (see Note 12)	$2,589	$537
Restricted in connection with asset purchase agreement (see Note 10)	2,019	2,121
Restricted in connection with a current legal dispute with APAT OE (See Note 10)	5,156	—
Restricted in connection with government grants received in advance	1,289	—
Total restricted cash	$11,053	$2,658
Reported as:
Restricted cash	$11,053	$2,658

Accounts receivable, net
Accounts receivable, net were as follows (in thousands):

	December 31,
	2018	2017
Accounts receivable	$74,343	$65,499
Trade notes receivable	672	2,356
Allowance for doubtful accounts	(264)	(626)
	$74,751	$67,229

The table below summarizes the movement in the Company’s allowance for doubtful accounts (in thousands):

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Balance at December 31, 2015	$(843)
Reversal of provision for bad debt	382
Write-offs, net of recoveries	36
Balance at December 31, 2016	(425)
Provision for bad debt	(577)
Write-offs, net of recoveries	376
Balance at December 31, 2017	(626)
Reversal of provision for bad debt	428
Write-offs, net of recoveries	(66)
Balance at December 31, 2018	$(264)
Inventories
Inventories were as follows (in thousands):

	December 31,
	2018	2017
Raw materials	$27,806	$33,400
Work in process	13,044	13,246
Finished goods(1)	11,309	20,655
	$52,159	$67,301

(1) Included in finished goods was $5.6 million and $7.1 million of inventory at customer vendor managed inventory locations at December 31, 2018 and 2017, respectively.
Assets held for sale
In December 2018, the Company entered into an agreement with Joint Stock Company Rusnano, a related party, for Joint Stock Company Rusnano group to purchase the 100% interest in the operations of NeoPhotonics Corporation, LLC, the Company's manufacturing operations in Russia. In 2018, the Company recorded additional restructuring expense of $1.6 million for the Rusnano payment derivative related to these operations.

As of December 31, 2018, the Company reclassified assets with carrying value of $3.0 million as held for sale primarily consisting of $2.5 million of property, plant and equipment and $0.5 million of prepaid expenses and other current assets. The estimated fair value less direct costs of sale approximates the related carrying value. The balance for liabilities held for sale as of December 31, 2018 was immaterial and was primarily included in accrued and other current liabilities.

Prepaid expenses and other current assets
Prepaid expenses and other current assets were as follows (in thousands):

	December 31,
	2018	2017
Prepaid taxes and taxes receivable	$5,461	$15,162
Transition services agreement receivable (see Note 10)	11,999	12,817
Deposits and other prepaid expenses	3,020	4,138
Other receivable	6,125	4,118
	$26,605	$36,235

Property, plant and equipment, net
Property, plant and equipment, net were as follows (in thousands):

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2018	2017
Land	$3,157	$3,083
Buildings	23,379	24,102
Machinery and equipment	187,746	189,527
Furniture, fixtures, software and office equipment	10,201	9,948
Leasehold improvements	22,000	26,007
	246,483	252,667
Less: Accumulated depreciation	(146,393)	(125,102)
	$100,090	$127,565

Depreciation expense was $29.9 million, $27.0 million and $17.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. In 2017, the Company wrote off certain leasehold improvements in its facilities in California and recorded a restructuring charge of $0.1 million in connection with the Company’s restructuring actions. Purchases of property, plant and equipment unpaid as of December 31, 2018, 2017 and 2016 was $1.5 million, $10.0 million and $16.1 million, respectively.

Accrued and other current liabilities
Accrued and other current liabilities were as follows (in thousands):

	December 31,
	2018	2017
Employee-related	$14,899	$12,990
Transition services agreement payables (see Note 10)	11,769	11,222
Asset sale related contingent liabilities (see Note 10)	6,751	7,135
Income and other taxes payable	1,580	542
Deferred revenue, current	1,114	939
Accrued warranty	672	1,334
Rusnano payment derivative	2,000	—
Accrued litigation settlement	2,645	—
Other accrued expenses	8,858	9,080
	$50,288	$43,242

Accrued warranty
The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Years ended December 31,
	2018	2017	2016
Beginning balance	$1,334	$678	$1,175
Warranty accruals	399	1,263	102
Settlements	(1,061)	(607)	(599)
Ending balance	$672	$1,334	$678

Other noncurrent liabilities
Other noncurrent liabilities were as follows (in thousands):

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2018	2017
Pension and other employee-related	$4,529	$4,675
Deferred rent	3,058	2,908
Deferred revenue	—	617
Government grant	2,108	1,095
Rusnano payment derivative	—	389
Deferred income tax liabilities	—	106
Capital lease obligation	282	—
Asset retirement obligations and other	3,522	4,285
	$13,499	$14,075

10. Asset sale

In January 2017, the Company completed the sale of its Low Speed Transceiver Products’ assets to APAT OE pursuant to an asset purchase agreement dated December 14, 2016 for consideration of approximately $25.0 million (in RMB equivalent) plus approximately $1.4 million (in RMB equivalent) post-closing transaction service fees to be received under a transition services agreement with APAT OE in which the Company will provide short-term manufacturing and other specific services pursuant to such agreement. The related supply chain purchase commitments and value-added tax obligations have been assumed by APAT OE. The receivable and payable balances related to the transition service arrangement were $12.0 million and $11.8 million, respectively, as of December 31, 2018.
As of December 31, 2016, the balance in assets held for sale was $13.9 million, consisting of $13.1 million in inventories and $0.8 million in property, plant and equipment. As a result of post-closing adjustments, total consideration was reduced by approximately $3.4 million for inventory. In addition, an immaterial amount of property, plant and equipment was reclassified from assets held for sale. Upon closing, assets sold to APAT OE were approximately $12.8 million, including approximately $12.1 million in inventories and $0.7 million in property, plant and equipment. The adjusted consideration received of approximately $21.6 million is subject to further reduction of up to $10.0 million for any indemnification claims. As of December 31, 2018, the Company has a reserve of $6.8 million within accrued and other current liabilities for warranty claims. The indemnification warranties expired on June 30, 2017. The Company recognized a $2.2 million gain on the sale of these assets within operating loss in 2017.
All of the Low Speed Transceiver Products were part of the Company’s Network Products and Solution product group and included the low speed optical network (PON) products for which the end-of-life plan was announced in mid-2016.

11. Restructuring
In 2017, the Company initiated restructuring actions in order to focus on key growth initiatives and a lower break even revenue level through lower operating expenses and manufacturing costs. Actions included a reduction in force, facilities consolidation and certain asset-related adjustments. The Company recorded $0.2 million and $3.1 million in restructuring charges within cost of goods sold and operating expenses in 2018, respectively. The Company recorded $0.8 million and $3.9 million in restructuring charges within cost of goods sold and operating expenses in 2017, respectively. Additionally, the Company recorded a charge of $2.0 million to cost of goods sold in 2017 for discontinued product inventory write-downs related the Company's decisions to end-of-life certain products.

	Employee Severance	Facilities Consolidation	Asset-Related	Others	Total
Restructuring obligations December 31, 2017	$—	$1,580	$43	$—	$1,623
Charges	637	29	1,021	1,616	3,303
Cash payments	(196)	(840)	(6)	(5)	(1,047)
Non-cash settlements and other	(5)	—	(1,058)	—	(1,063)
Restructuring obligations December 31, 2018	$436	$769	$—	$1,611	$2,816

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Debt
The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	December 31, 2018		December 31, 2017
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Note payable to Shanghai Pudong Development Bank	$—	—%	$17,000	4.10%
Note payable to China CITIC Bank	—	—%	17,000	4.00%
Notes payable to suppliers	4,795		1,607
Total notes payable and short-term borrowing	$4,795		$35,607
Long-term debt, current and non-current:
Borrowing under Wells Fargo Credit Facility	$35,961	4.41%	$30,018	3.29%
Mitsubishi Bank loans	11,094	1.05%-1.45%	16,924	1.05% -1.45%
Mitsubishi Bank and Yamanashi Chou Bank loan	6,898	1.10%	—
Unaccreted discount and issuance costs within current portion of long-term debt	(161)		(86)
Unaccreted discount and issuance costs within long-term debt, net of current portion	(441)		(295)
Total long-term debt, net of unaccreted discount and issuance costs	$53,351		$46,561
Reported as:
Current portion of long-term debt	$2,897		$6,005
Long-term debt, net of current portion	50,454		40,556
Total long-term debt, net of unaccreted discount and issuance costs	$53,351		$46,561
Notes payable and short-term borrowing
The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of December 31, 2018, the Company’s subsidiary in China had two line of credit facilities with banking institutions:

•
Under the first line of credit facility with Shanghai Pudong Development Bank, the Company can borrow up to RMB 120.0 million ($17.4 million) for short-term loans at varying interest rates, or up to approximately RMB 240.0 million ($34.9 million) for bank acceptance drafts (with up to 50% compensating balance requirement).  This line of credit facility expires in November 2021. In November 2017, the Company borrowed $17.0 million under this line which bears interest at 4.1%, which was repaid in May 2018.

•
Under the second line of credit facility with Shanghai Pudong Development Bank, which expires in November 2021, the Company can borrow up to RMB 30.0 million ($4.4 million) for short-term loans at varying interest rates, or up to approximately RMB 60.0 million ($8.7 million) for bank acceptance drafts (with up to 50% compensating balance requirement).

In December 2017, the Company's subsidiary in China entered into a third line of credit facility with China CITIC Bank in China, which expired in November 2018. The purpose of the credit facility was to provide short-term borrowings, bank acceptance drafts and letters of credits. Under this credit facility, the Company could borrow up to approximately RMB 250 million ($36.4 million) at varying interest rates, or up to approximately RMB 390.6 million ($56.8 million) for bank acceptance drafts (with up to 36% compensating balance requirement). In February 2018, the Company borrowed $17.0 million under this line which bore interest at 4.7%. The amount of $17.0 million under this line was repaid in August 2018.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company had a line of credit facility previously with China CITIC Bank in China which expired during September 2017. In July 2017, the Company borrowed $17.0 million under this line which bore interest at LIBOR plus 2.55%. The amount of $17.0 million under this line was repaid to CITIC Bank in January 2018.
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company's notes payable to its suppliers in China, had an outstanding balance of $4.8 million and $1.6 million as of December 31, 2018 and December 31, 2017, respectively. In addition to the outstanding notes payable, three letters of credit totaling $1.6 million were issued to its suppliers in 2016 for equipment purchases delivered by December 2016. These letters of credit required a 30% compensating balance. As of December 31, 2016, the outstanding balance of these letters of credit was immaterial and was fully repaid as of December 31, 2018.
As of December 31, 2018 and December 31, 2017, compensating balances relating to bank acceptance drafts and letters of credit issued to suppliers and the Company's subsidiaries totaled $2.6 million and $0.5 million, respectively. Compensating balances are classified as restricted cash on the Company’s consolidated balance sheets.
In China, when there is a case pending in judicial court, banks may choose to limit borrowing against existing credit lines, regardless of the legitimacy of the case. The Company has a dispute pending with APAT OE in judicial court (See Note 14). The Company does not expect to make any additional draws against its credit facilities in China until this matter is resolved.

Credit Facilities
The Company had a credit agreement, as amended with the Comerica Bank as lead bank in the U.S. (the “Comerica Bank Credit Facility”) with a borrowing capacity of up to $30.0 million. In January 2017, the Company amended the Comerica Bank Credit Facility to extend the maturity to April 30, 2017 and to remove the covenant related to EBDITA. In April 2017, the Company amended the Comerica Bank Credit Facility to extend the maturity date to July 31, 2017 and to add a financial covenant that required maintenance of a modified EBITDA. In June 2017, the Company amended the Comerica Bank Credit Facility to extend the maturity to August 31, 2017, to allow NeoPhotonics China to borrow up to $17.0 million, to limit the indebtedness under the facility to $20.0 million and to modify the EBITDA requirement. In August 2017, the Credit Facility was further amended to extend the maturity to September 30, 2017. Borrowings under the Comerica Bank Credit Facility bore interest at an interest rate option of a base rate as defined in the agreement plus 1.75% or LIBOR plus 2.75%. The base rate was the greater of (a) the effective prime rate, (b) the Federal Funds effective rate plus one percent, and (c) the daily adjusting LIBOR rate plus one percent.
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
The Credit Facility agreement ("Agreement") requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Company is required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million shall include unused borrowing capacity. The Agreement also restricts the Company's ability to dispose of assets, permit change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments and make certain restricted payments. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. The Company was in compliance with the covenants of this Credit Facility as of December 31, 2018. As of December 31, 2018, the outstanding balance under the Credit Facility was $36.0 million and the weighted average rate under the LIBOR option was 4.41%. The remaining borrowing capacity as of December

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

31, 2018 was $14.0 million, of which $5.0 million is required to be maintained as unused borrowing capacity. The Company repaid $5.0 million in January 2019, which was borrowed in December 2018.
Mitsubishi Bank Loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with MUFG Bank, Ltd. (the "Mitsubishi Bank") that provided for (i) a term loan in the aggregate principal amount of 500 million Japanese Yen (the “JPY”)  ($4.4 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($9.1 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by our Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.4 million).  The Term Loan A of 500 million JPY (approximately $4.4 million) was repaid to the Mitsubishi Bank in January 2018.
The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. Outstanding principal balance for Term Loan B and unamortized debt issuance costs were approximately 616.8 million JPY (approximately $5.6 million) and 66.2 million JPY (approximately $0.6 million), respectively, as of December 31, 2018. The Company was in compliance with the related covenants as of December 31, 2018 and December 31, 2017.
In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690 million JPY (approximately $6.3 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment owned by the Company's subsidiary in Japan. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Company was in compliance with these covenants as of December 31, 2018. The loan was available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.3 million) under this loan was fully drawn in March 2017.
Mitsubishi Bank and Yamanashi Chou Bank loan
In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $7.7 million) (the “Term Loan C”).  The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C was available from January 29, 2018 to January 29, 2025.  The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of December 31, 2018.
At December 31, 2018, maturities of long-term debt were as follows (in thousands):

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2019	$3,058
2020	3,058
2021	3,058
2022	39,019
2023	3,058
Thereafter	2,702
$53,953

13. Pension Plans
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
The funded status of these plans for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
	RAP	RAP	RAP
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$4,616	$4,802	$5,086
Service cost	—	—	—
Interest cost	4	5	11
Benefits paid	(517)	(411)	(551)
Actuarial (gain)/loss	95	32	72
Curtailment/Settlement	—	—	—
Transfer from DBCPP to RAP	—	—	—
Currency translation adjustment	110	188	184
Projected benefit obligation, end of period	$4,308	$4,616	$4,802
Change in plan assets:
Plan assets at fair value, beginning of period	$—	$—	$—
Employer contributions	—	—	—
Benefits paid	—	—	—
Transfer to DCP	—	—	—
Currency translation adjustment	—	—	—
Plan assets at calculated amount, end of period	$—	$—	$—
Amounts recognized in consolidated balance sheets:
Accrued and other current liabilities	$257	$488	$393
Other noncurrent liabilities	$4,051	$4,128	$4,409
Amount recognized in accumulated other comprehensive loss:
Defined benefit pension plans adjustment	$373	$271	$230
Accumulated benefit obligation, end of period	$4,308	$4,616	$4,802

Net periodic pension cost associated with these plans for the years ended December 31, 2018, 2017 and 2016 included the following components (in thousands):

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2018	2017	2016
	RAP	RAP	RAP
Service cost	$—	$—	$—
Interest cost	4	5	11
Other	—	—	—
Curtailment/settlement (gain) loss	—	—	—
Net periodic pension costs	$4	$5	$11

The projected and accumulated benefit obligations for the RAP were calculated as of December 31, 2018 and 2017 using a discount rate assumption of 0.1% and 0.1%, respectively.
Estimated future benefit payments under the RAP are as follows (in thousands):

2019	$188
2020	513
2021	626
2022	295
2023	—
2024 - 2026	1,631
Thereafter	1,055
$4,308
401(k) Plan
The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). The Company currently matches a portion of all eligible employee contributions which vest immediately. The Company’s matching contributions to the plan totaled $0.4 million, $0.5 million and $0.4 million, respectively, for the years ended December 31, 2018, 2017, and 2016.

14. Commitments and contingencies
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
As of December 31, 2018, the future minimum commitments under the Company’s non-cancelable operating leases are as follows (in thousands):

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years ending December 31,
2019	$3,618
2020	3,113
2021	3,059
2022	3,056
2023	3,049
Thereafter	11,437
$27,332

The total minimum lease commitment amount above does not include minimum sublease rent income of $1.3 million receivable in the future under non-cancelable sublease agreements.
The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the Company’s operating leases was $4.2 million, $4.6 million and $2.4 million, respectively, in the years ended December 31, 2018, 2017, and 2016.
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
In December 2016 the Company was served with a lawsuit filed by Lestina International Ltd. (“Lestina”), in Santa Clara County, CA. The lawsuit is regarding a dispute of approximately $3.0 million related to purchase orders for the Company’s Low Speed Transceiver Products that was soon thereafter sold by the Company to APAT OE in January 2017. The purchase orders in question were included in the asset sale and were assumed liabilities by the purchaser of the business. The parties engaged in extensive negotiations and in January 2019, the parties agreed to a proposed settlement which was placed on the record of the Superior Court of Santa Clara County agreeing that NeoPhotonics Dongguan Co., Ltd. (“NeoDongguan”) (the Company’s wholly owned subsidiary located in China) would pay to Lestina a total of $2.2 million. Upon Lestina's receipt of full payment, Lestina will ship to NeoDongguan the remaining parts from the original purchase orders. The Company has

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

agreed to be a guarantor for NeoDongguan on the payment obligation to Lestina. The $2.2 million settlement shall be paid in two payments of $1.2 million in February 2019 and $1.0 million in June 2019 respectively.
In April 2018, APAT OE filed three lawsuits in the Qianhai Court in Shenzhen, China against NeoPhotonics (China) Co., Ltd., NeoPhotonics Dongguan Co. Ltd. (collectively "Neo China") and NeoPhotonics Corporation claiming approximately twenty million US dollars in damages. The lawsuit is in reference to the sale of the low speed transceiver business to APAT OE from NeoChina. APAT OE claims that the business has been losing money and that APAT OE was not given all of the information about the business they purchased prior to signing the Asset Purchase Agreement ("APA"). In May 2018, counsel on behalf of NeoChina filed a motion objecting to the jurisdiction, claiming that the proper jurisdiction for any dispute between these parties is the Shenzhen Court of International Arbitration and the proper parties to this dispute are NeoChina and APAT OE, pursuant to the APA. In June 2018 a hearing was held in the Qianhai Court in Shenzhen, China. In August 2018, the Court ruled in favor of APAT OE. In September 2018, NeoChina filed an appeal with the Intermediate Court of Shenzhen, which held a hearing on the matter in October 2018. At that hearing arguments were heard regarding the proper jurisdiction for all disputes between NeoChina and APAT OE. NeoChina argued that all disputes between the parties should be decided in the Shenzhen Court of Arbitration per the APA between the parties. APAT OE argued that the Qianhai Court is the appropriate jurisdiction. In November 2018 the Intermediate Court of Shenzhen reversed the lower court’s (Qianhai Court of Shenzhen) judgment and ruled that the dispute shall be governed by the Shenzhen Court of International Arbitration, in favor of NeoChina, dismissing in totality the litigation against NeoChina. The litigation continues against the Company; however the Company’s position is that there is no existing contract between APAT OE and the Company and therefore no basis for litigation. The Company is unable to predict the outcome of this matter.
In December 2018, APAT OE applied to the Intermediate Court of Shenzhen for a pre-trial preservation order. On the same day the Court issued the order to preserve approximately $29.0 million of Neo China assets. The order is temporary. If APAT OE does not file a lawsuit against NeoChina within 30 days of the order, or if the lawsuit is dismissed the order will then be null and void. In January 2019, there was an additional pre-trial preservation order to preserve approximately $3.8 million of Neo China assets.
In the first quarter of 2019, APAT OE filed a lawsuit in the Intermediate Court of Shenzhen against Neo China, NeoPhotonics Corporation Limited (HK), Novel Centennial Limited (BVI) and NeoPhotonics Corporation, asserting claims and damages against all parties in the amount of approximately $36.0 million. The claims include but are not limited to allegations that defendants are responsible for a customer terminating APAT OE’s business, that defendants are responsible for APAT OE’s inability to complete a low speed business-related project and that defendants are responsible for loss of profits by APAT OE using a contract manufacturer that Neo China had been using prior to the sale. The Company is unable to predict the outcome of this matter.
APAT Arbitration
In June 2017, APAT OE filed an arbitration claim against NeoChina (collectively both of the Company’s China subsidiaries), claiming that approximately $1.5 million of the inventory that was sold to APAT OE by NeoChina in the APA was aged inventory and of no value. NeoChina brought a counterclaim against APAT OE. The arbitration was heard in the Shenzhen Court of International Arbitration in August 2017. In October 2017, NeoChina was informed that they were successful in the defense of the dispute and were also successful in their counterclaim against APAT OE. NeoChina was awarded approximately RMB700,000 (approximately $110,000) in compensatory damages and attorney fees as well as having the approximately $1.5 million claim against NeoChina rejected in its entirety.
In April 2018, APAT OE filed a Notice of Judicial Review of the arbitration judgment in the Shenzhen Intermediate Court in Shenzhen, China.  The case was heard in May 2018, and NeoChina was successful in disputing the Judicial Review, which means that the arbitration judgment against APAT OE and in favor of NeoChina stands.
In July 2018 NeoChina applied together to the Shenzhen Intermediate Court for enforcement of the previous arbitration ruling because APAT OE had refused to perform the arbitral award. In October 2018 the Court enforced the award officially closing this arbitration matter.
In July 2018 NeoChina filed an arbitration against APAT OE in the Shenzhen Court of International Arbitration, claiming approximately $12.0 million in damages against APAT OE as related to liability under the APA. This case is awaiting a hearing date.
In November 2018, APAT OE filed an additional arbitration against NeoChina and the Company in the Shenzhen Court of International Arbitration, claiming approximately $7.8 million for liability under the APA. This case is awaiting a hearing date.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2019, NeoChina filed a claim in the Shenzhen Court of International Arbitration against APAT OE and Zhejiang Merchants Property Insurance Company for losses and damages to NeoChina in the amount of approximately RMB350,000 related to the recent pre-trial property preservations filed by APAT OE and related legal fees.
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
In November 2016 Oyster Communications, Inc. filed nine patent lawsuits against several defendants in the U.S. District Court for the Eastern District of Texas, including one against Cisco Systems, Inc ("Cisco"). One defendant successfully transferred their case to the U.S. District Court for the Northern District of California. Additional defendants requested venue changes are still pending. The Company was not named as a defendant in any of the lawsuits. In July 2017, Cisco notified the Company that it would be seeking indemnification from the Company for claims against Cisco arising from the lawsuits and the parties engaged in discussions and negotiations. In September 2018, the Company and Cisco signed a settlement agreement under which the Company agreed to pay to Cisco $300,000 to be paid by January 31, 2019 and $150,000 in product credits to be applied during calendar year 2019. This settlement resolves Cisco's indemnification claims against the Company in this matter.
Purchase obligations
The Company has open purchase orders with its suppliers for the purchase of inventory and other items in the ordinary course of its business. As of December 31, 2018, the Company’s estimate of outstanding amounts under these purchase orders was approximately $50.9 million, primarily expected to be purchased within the next 12 months. Certain of these open purchase orders may be cancellable without penalty.
Penalty Payment Derivative
In connection with a private placement transaction with Joint Stock Company "Rusnano" (formerly Open Joint Stock Company “RUSNANO"), or Rusnano, in 2012, the Company agreed to certain performance obligations including establishing a wholly-owned subsidiary in Russia and making a $30.0 million investment commitment (the "Investment Commitment") towards the Company’s Russian operations, which could be partially satisfied by cash and/or non-cash investment inside or outside of Russia and/or by way of non-cash asset transfers.
The Rights Agreement as amended in 2015 (the "Amended Rights Agreement") limits the maximum amount of penalties and/or exit fee (the "Rusnano Payment") to be paid by the Company to $5.0 million in the aggregate and allows such payment to be reduced when certain milestones are met over time. The Amended Rights Agreement also provides for an updated investment plan for the Company’s Russian subsidiaries that includes non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones through 2019.
As of December 31, 2018, the remaining Investment Commitment was approximately $6.7 million to be invested at any time on or before December 31, 2019. At any point between December 31, 2018 and December 31, 2019, the Company may elect to pay a $2.0 million exit fee to terminate any remaining obligations associated with the Investment Commitment.
Rusnano has non-transferable veto rights over the Company’s Russian subsidiaries’ annual budget during the investment period and must approve non-cash asset transfers to be made in satisfaction of the Investment Commitment.  The Company accounted for the Rusnano Payment as an embedded derivative instrument.  The fair value of the penalty payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative are recorded in other income (expense), net. The estimated fair value of this derivative was $2.0 million as of December 31, 2018 and $0.4 million as of December 31, 2017. As of December 31, 2018, and December 31, 2017, the derivative was reported within Accrued and other current liabilities and other noncurrent liabilities, respectively on the Company’s consolidated balance sheets. See Note 9.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2018, the Company signed a definitive agreement with Rusnano to sell the Company’s 100% interest in NeoPhotonics Corporation, LLC, the subsidiary for the Company’s manufacturing operations in Russia, for approximately book value. The purchase price to be paid by Rusnano will consist of approximately $3.0 million in cash and $1.0 million in cancellation of the remaining penalty payment that would otherwise be owed to Rusnano as consideration for the Company's obligations to provide manufacturing process transition to NeoPhotonics Corporation, LLC.

15. Stockholders’ Equity
Common stock
As of December 31, 2018, the Company had reserved 7,486,096 shares of common stock for issuance under its stock plans and 474,462 shares of common stock for issuance under its employee stock purchase plan.
Resale Registration Statement
In December 2014, the Company entered into a Commitment to File a Registration Statement and Related Waiver of Registration Rights, whereby Rusnano waived certain registration rights in connection with a potential offering by the Company of shares of the Company’s common stock, and the Company committed to file with the U.S. Securities and Exchange Commission a resale registration statement on Form S-1 covering the resale of all shares of the Company’s common stock held by Rusnano. In each of 2015 and 2016, the Company filed such resale registration statement, which registered 4,972,905 shares of the Company’s common stock, at a par value of $0.0025 per share, held by Rusnano. The Company does not receive any proceeds from any sales of the Company’s common stock held by Rusnano (See Note 14).
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
Accumulated Other Comprehensive Income (Loss)
The following table shows the components of accumulated other comprehensive income (loss), net of taxes, as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Foreign currency translation adjustments	$(6,897)	$567
Unrealized loss on available-for-sale securities	—	(1)
Defined benefit pension plan adjustment	(229)	(168)
	$(7,126)	$398

No material amounts related to available-for-sale securities or the defined benefit pension plan were reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2018, 2017 or 2016.
Accumulated Deficit
Approximately $9.0 million and $8.8 million of the Company’s retained earnings within its accumulated deficit at December 31, 2018 and 2017, respectively, was subject to restriction due to a requirement that its subsidiaries in China set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

16. Stock-based compensation
Equity incentive programs
2004 Stock Option Plan

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) for the benefit of its eligible employees, consultants and independent directors. In February 2011, in connection with the closing of the Company’s initial public offering and execution of the associated underwriting agreement, shares authorized for issuance under the 2004 Plan were cancelled (except for those shares reserved for issuance upon exercise of outstanding stock options). As of December 31, 2018, options to purchase 273,685 shares were outstanding under the 2004 Plan and no shares were available for future grant.
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
As of December 31, 2018, 27,872 stock appreciation units were outstanding, all of which were vested. The Company does not intend to grant additional stock appreciation units under the 2007 Plan.
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
Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2010 Plan was 865,420 shares. The number of shares of the Company’s common stock reserved for issuance under the 2010 Plan automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2010 Plan is 8,000,000 shares. As of December 31, 2018, stock options to purchase and restricted stock units to convert to a total of 5,553,442 shares of common stock were outstanding under the 2010 Plan and 835,575 shares were reserved for future issuance.
2010 Employee Stock Purchase Plan
In February 2011, the Company adopted its 2010 Employee Stock Purchase Plan (the “2010 ESPP”). The 2010 ESPP was implemented through a series of offerings of purchase rights to eligible U.S. employees. The offering period is for 12 months beginning November 16th of each year, with two purchase dates on May 15th and November 15th.
The 2010 ESPP initially authorized the issuance of 342,568 shares of the Company’s common stock pursuant to purchase rights granted to employees or to employees of designated affiliates. The number of shares of common stock reserved for issuance automatically increase on January 1st of each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lesser of (1) 3.5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 600,000 shares of common stock or (3) such lesser number of shares of common stock as

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

determined by the Company’s board of directors. As of December 31, 2018, the Company had 474,462 shares reserved for future issuance.
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
The number of shares initially reserved for issuance under the 2011 Plan was 750,000 shares. The exercise price of awards shall be not less than 100% of the fair market value of the Company’s common stock on the date of grant. Each stock appreciation right grant will be denominated in shares of common stock equivalents. Options and stock appreciation rights have a maximum term of ten years measured from the date of grant, subject to earlier termination following the individual’s cessation of service with the Company. In 2015, an additional 100,000 shares were authorized for issuance by the Company’s board of directors. As of December 31, 2018, stock options to purchase and restricted stock units to convert to a total of 556,646 shares of common stock were outstanding under the 2011 Plan and 266,748 shares were reserved for future issuance.
Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Years ended December 31,
Stock options	2018	2017	2016
Weighted-average expected term (years)	6.02	5.99	5.75
Weighted-average volatility	65%	65%	65%
Risk-free interest rate	2.27%-2.62%	2.02%-2.08%	1.01%-1.76%
Expected dividends	— %	— %	— %
Stock appreciation units
Weighted-average expected term (years)	1.94	2.30	2.77
Weighted-average volatility	66%	69%	61%
Risk-free interest rate	1.03%-2.81%	0.51%-1.62%	0.45%-1.47%
Expected dividends	0	— %	— %
ESPP
Weighted-average expected term (years)	0.72	0.72	0.73
Weighted-average volatility	61%	61%	54%
Risk-free interest rate	1.93%-2.59%	0.91%-1.31%	0.39%-0.45%
Expected dividends	— %	— %	— %

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
Volatility. Due to the limited history of the trading of the Company’s common stock since the initial public offering in February 2011, the expected volatility used by the Company was based on a combination of its own volatility and the volatility of similar entities through end of 2016. In evaluating similarity, factors such as industry, stage of life cycle, size, and financial leverage were taken into consideration. The term over which volatility was measured was commensurate with the expected term. Starting 2017, the volatility assumption is based on the historical volatility of our common stock over the expected term of the stock options.
Risk-free interest rate. The risk-free rate that the Company uses in the Black-Scholes-Merton option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected dividends. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
Stock-Based Compensation Expense
The following table summarizes the stock-based compensation expense recognized for the years ended December 31, 2018, 2017 and 2016. Unamortized stock-based compensation costs capitalized as part of inventory were immaterial in each of the periods presented (in thousands):

	Years ended December 31,
	2018	2017	2016
Cost of goods sold	$2,596	$1,098	$3,130
Research and development	3,570	2,491	4,760
Sales and marketing	3,248	1,697	4,105
General and administrative	4,728	2,920	5,081
	$14,142	$8,206	$17,076

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
Stock Option and Restricted Stock Unit Activity
The following table summarizes the Company’s stock option and restricted stock unit, or RSU, activity during the year ended December 31, 2018:

		Stock Options		Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	959,136	3,933,529	$5.55	2,404,637	$9.02
Authorized for issuance	1,947,667	—	—	—	—
Granted	(2,300,056)	158,116	6.64	1,446,940	6.83
Exercised/Converted	—	(778,811)	4.39	(1,123,893)	8.82
Cancelled/Forfeited	495,576	(110,089)	10.07	(241,656)	8.74
Balance at December 31, 2018	1,102,323	3,202,745	$5.73	2,486,028	$7.87

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about stock options outstanding as of December 31, 2018:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	3,152,837	$5.70	5.31	$4,936,208
Exercisable	2,701,433	$5.32	4.78	$4,864,959

The fair value of options vested during the years ended December 31, 2018, 2017 and 2016 was $2.3 million, $1.5 million and $3.9 million, respectively. The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2018 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2018. The intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016, was $2.4 million, $3.0 million and $9.7 million, respectively.
The weighted-average fair value of options granted was $4.03, $4.43 and $7.05 per share for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, there was $1.8 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 1.8 years.
Included in the outstanding stock options at December 31, 2018 are 0.8 million shares of market-based stock options granted to key personnel. The fair value of its market-based option grants was $4.72 for 2015 and $1.65 for 2014 using a Monte Carlo simulation model with the assumptions discussed above. These options vested in September 2016 as a result of the satisfaction of the market condition requiring the average closing price of the Company’s common stock over a period of 20 consecutive trading days to be equal to or greater than $15.00 per share and the recipients remaining in continuous service with the Company through such period. The Company recorded approximately $4.8 million in related stock-based compensation expense for these options in 2016.
The following table summarizes information about RSUs outstanding as of December 31, 2018:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	2,166,565	$—	1.26	$14,039,340

The fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $9.8 million, $7.6 million and $1.6 million, respectively. The intrinsic value of RSUs vested and expected to vest as of December 31, 2018 is calculated based on the fair value of the Company’s common stock as of December 31, 2018. The intrinsic value of RSUs converted during the years ended December 31, 2018, 2017 and 2016, was $7.4 million, $6.4 million and $2.8 million, respectively.
The weighted-average fair value of RSUs granted was $6.83, $7.86 and $12.33 per share for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, the Company had $13.2 million of unrecognized stock-based compensation expense for RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 2.1 years.
The majority of the Company’s RSUs that were converted during the years ended December 31, 2018, 2017 and 2016 were net share settled. Upon each settlement date, RSUs were withheld to cover the minimum withholding tax and the remaining amounts were delivered to the recipient as shares of the Company’s common stock. In 2018, 2017 and 2016, the Company withheld 147,572, 126,999 and 49,838 shares, respectively, and remitted cash of $1.0 million, $1.0 million and $0.6 million, respectively, to the appropriate tax authorities.
Market-based Restricted Stock Unit Activity
In 2018, the Company granted 695,000 shares of market-based RSUs to certain employees. These RSUs will vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and the recipients remain in continuous service with the Company through such service period. No market-based RSUs were vested/cancelled during 2018.
The weighted average grant-date fair value per share of market-based RSUs granted during 2018 was approximately $5.82 per share. As of December 31, 2018, the Company had $2.9 million of unrecognized stock-based compensation expense for RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 3.5 years. The fair value of market-based RSUs was measured on the grant date using Monte Carlo simulation model with the following assumptions:

	Years ended December 31,
	2018	2017
Weighted-average volatility	66%	—%
Risk-free interest rate	2.79%	—%
Expected dividends	—%	—%
Market-based RSUs expire seven years from the date of grant. As of December 31, 2018, the weighted average remaining contractual term for market-based RSUs is 6.5 years.
Stock Appreciation Unit Activity
The following table summarizes the Company’s stock appreciation unit activity during the year ended December 31, 2018:

	Stock Appreciation Units	Weighted-Average Exercise Price
Stock appreciation units outstanding as of December 31, 2017	239,824	$4.95
Stock appreciation units exercised	(31,272)	$4.32
Stock appreciation units cancelled	(15,680)	$6.72
Stock appreciation units outstanding as of December 31, 2018	192,872	$4.91

The fair value of stock appreciation units vested was immaterial in 2018 and 2017 and $3.7 million in 2016. The intrinsic value of stock appreciation units is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2018. Cash paid for stock appreciation units exercised was $0.1 million in 2018, $0.2 million in 2017, and $0.5 million in 2016.
As of December 31, 2018 and 2017, the liability for settlement of stock appreciation units was approximately $0.6 million and $0.8 million, respectively, and was included in accrued and other current liabilities on the consolidated balance sheet, based on the fair value of the stock appreciation units, that will be recognized through settlement.
Included in the outstanding stock appreciation units at December 31, 2018 were 0.2 million shares of market-based stock appreciation units granted to key personnel which were granted during 2013. These market-based units vested in September 2016 upon the satisfaction of the market condition requiring the average closing price of the Company’s common stock over a period of 20 consecutive trading days to be equal to or greater than $15.00 per share and the recipients remaining in continuous service with the Company through such period. In 2018, the Company recorded approximately $0.1 million gain as compared to approximately $0.3 million gain in 2017, in related stock-based compensation for these stock appreciation units.
Employee Stock Purchase Plan
The Company issued 404,211 shares under the 2010 ESPP during the year ended December 31, 2018. As of December 31, 2018, there was $0.8 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2019.

17. Income taxes -
The provision for income taxes is based upon the income (loss) before income taxes as follows (in thousands):

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2018	2017	2016
U.S. operations	$(43,384)	$(52,725)	$(10,217)
Non-U.S. operations	1,076	301	13,609
	$(42,308)	$(52,424)	$3,392

The components of the provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current
Federal	$(49)	$(144)	$(127)
State	36	3	(13)
Foreign	(1,634)	363	(3,925)
	(1,647)	222	(4,065)
Deferred
Federal	42	4	(24)
State	—	—	—
Foreign	276	(1,135)	492
Total provision	$(1,329)	$(909)	$(3,597)
The provision for income taxes differs from the amount obtained by applying the U.S. federal statutory tax rate as follows (in thousands, except percentages):

	Years Ended December 31,
	2018	2017	2016
Federal statutory rate	21%	35%	35%
Tax at federal statutory rate	$8,869	$18,354	$(1,185)
State taxes, net of federal benefit	36	2	(8)
Mandatory repatriation/Section 956	—	(5,718)	(19)
Nondeductible expenses	(371)	(67)	(727)
Stock-based compensation	(1,079)	(314)	(877)
Change in valuation allowance	(10,094)	16,273	(1,455)
Research and development	914	851	1,175
Foreign rate differences	(697)	(2,819)	(1,215)
Foreign tax credit	49	144	127
Change in prior year deferred balances	1,653	(28,262)	920
Other	(609)	647	(333)
Total provision for income taxes from continuing operations	$(1,329)	$(909)	$(3,597)

Change in prior year deferred balances of $28.3 million include approximately $30.0 million related to remeasurement of U.S. federal deferred tax assets from corporate tax rate of 35% to 21%, based on the newly enacted tax laws in December 2017. See below for more discussion related to newly enacted tax laws in December 2017.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax assets and liabilities comprise the following (in thousands):

	December 31,
	2018	2017
Deferred Tax Assets:
Net operating loss carryforwards	$56,828	$44,912
Federal and state credits	28,328	26,170
Reserves, accruals and other	11,265	9,698
Fixed assets and intangibles	2,398	1,259
Total deferred tax assets	98,819	82,039
Valuation allowance	(92,891)	(76,101)
Total deferred tax assets, net of valuation allowance	5,928	5,938
Less deferred tax liabilities:
Acquired intangibles	(313)	(2,054)
Property, plant and equipment	(4,754)	(3,338)
Net deferred tax assets	$861	$546
Reported as:
Long term deferred tax assets, included within other long-term assets	$861	$652
Long term deferred income tax liabilities, included within noncurrent liabilities	—	(106)
Net deferred tax assets	$861	$546
The net valuation allowance increased by $16.8 million in 2018 and decreased by $14.0 million in 2017. The increase of valuation allowance in 2018 was due to increase in US deferred tax assets, while the decrease of valuation allowance in 2017 was due to remeasurement of US deferred tax assets based on a reduced tax rate of 21% from 35%. The Company did not record a full valuation allowance against its net deferred tax assets in most foreign jurisdictions as it believes these deferred tax assets were realizable on a more likely than not basis as of December 31, 2018. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulative net losses to date, the Company continues to maintain a full valuation allowance against its net U.S. deferred tax assets.
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
As of December 31, 2018, the Company had federal and state net operating loss, or NOL, carryforwards of $276.6 million and $52.0 million, respectively. Federal NOL carryforwards start to expire in 2022 and a portion of the California NOL carryforwards will begin to expire in 2028. As of December 31, 2018, the Company also had federal and state research and development tax credit carryovers of $9.4 million and $17.3 million, respectively. The federal credits will begin to expire in 2019 and the state credits can be carried forward indefinitely. The Company also had $10.5 million of foreign tax credit carryforwards which will start to expire in 2022 if not utilized. Utilization of NOL carryforwards and carried over tax credits may be subject to substantial annual limitation due to federal and state ownership limitations. The annual limitation may result in the expiration of NOL and tax credit carryforwards before utilization. The deferred tax assets listed above do not include NOL carryforwards that are expected to expire unutilized as a result of existing ownership changes.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted which, among other things, lowered the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates Global Intangible Low Taxed Income ("GILTI") to tax certain foreign sourced earnings. As of December 31, 2018, the Company has concluded the accounting under the TCJA within the time period set forth in Staff Accounting Bulletin 118. There was no provision impact of TCJA on the 2018 consolidated financial statements due to full valuation allowance on US deferred tax assets. In addition, the Company has elected to treat

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

GILTI inclusion accounting impact as a current period expense. The Company continues the assertion to permanently reinvest its foreign earnings.
At December 31, 2018, the Company’s gross unrecognized tax benefits were approximately $26.2 million, of which $0.1 million would impact the effective tax rate if recognized. Substantial portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company does not believe that the amount of unrecognized tax benefits will change significantly in the next twelve months. There were no interest or penalties related to unrecognized tax benefits. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2015	$20,686
Gross increases for tax positions of current year	2,920
Balance at December 31, 2016	23,606
Gross increases for tax positions of current year	1,933
Balance at December 31, 2017	25,539
Gross increases for tax positions of current year	657
Balance at December 31, 2018	$26,196

The Company’s material tax jurisdictions are the United States federal, California, Japan and China. As a result of NOL carryforwards, substantially all of the Company’s tax years remain open to U.S. federal and state tax examination. Tax years for 2012 and forward remain open for Chinese tax examination.

18. Segment and geographic information
The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company’s operations as a whole and reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources. In 2018, 2017 and 2016, the Company operated in one reportable segment.
Through 2018, the Company has aligned its products to High Speed Products and Network Products and Solutions (see Note 3).
The following tables set forth the Company’s asset information by geographic region (in thousands):

	As of December 31,
	2018	2017
Property, plant and equipment, net:
China	$27,329	$37,212
United States	29,054	42,243
Japan	29,631	43,826
Rest of world	14,076	4,284
Total	$100,090	$127,565

19. Selected Quarterly Financial Data (unaudited)
The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2018 and 2017:

Year ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(In thousands, except per share data)
Revenues	$68,586	$81,102	$81,748	$91,104
Gross profit	9,182	15,472	18,933	22,586
Net loss	(18,246)	(10,537)	(8,125)	(6,729)
Basic net loss per share	$(0.41)	$(0.24)	$(0.18)	$(0.15)
Diluted net loss per share	$(0.41)	$(0.24)	$(0.18)	$(0.15)
Weighted averages shares used to compute basic net loss per share	44,259	44,665	45,476	46,150
Weighted averages shares used to compute diluted net loss per share	44,259	44,665	45,476	46,150

Year ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(In thousands, except per share data)
Revenues	$71,688	$73,214	$71,121	$76,871
Gross profit	18,503	16,777	10,513	15,686
Net loss	(11,522)	(9,341)	(18,187)	(14,283)
Basic net loss per share	$(0.27)	$(0.22)	$(0.42)	$(0.32)
Diluted net loss per share	(0.27)	(0.22)	(0.42)	(0.32)
Weighted averages shares used to compute basic net loss per share	42,615	43,219	43,790	44,079
Weighted averages shares used to compute diluted net loss per share	42,615	43,219	43,790	44,079

20. Subsequent Events
Subsequent events included the following:
In January 2019, the Company repaid $5.0 million to Wells Fargo under the Credit Facility.

In January 2019, the Company and Lestina signed a settlement agreement under which the Company agreed to pay Lestina $2.2 million in cash (see Note 14).

In January 2019, the Company announced the end-of-life of certain client transceiver modules and therefore will discontinue the manufacture and sale of those products after completing final production in May 2019. This will result in accelerated depreciation of approximately $3.0 million, to be amortized over the final production during the first and second quarters of 2019.

In the first quarter of 2019, APAT OE filed a lawsuit in the Intermediate Court of Shenzhen against Neo China, NeoPhotonics Corporation Limited (HK), Novel Centennial Limited (BVI) and NeoPhotonics Corporation, asserting claims and damages against all parties (see Note 14).

In February 2019, NeoChina filed a claim against APAT OE in the Shenzhen Court of International Arbitration (see Note 14).

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
Based upon that evaluation as of the end of the period covered in this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018 at a reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of our assessment, using the criteria in Internal Control – Integrated Framework (2013), our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of NeoPhotonics Corporation
 Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NeoPhotonics Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 7, 2019, expressed an unqualified opinion on those financial statements.
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
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
March 7, 2019

ITEM 9B.    OTHER INFORMATION
Not applicable.

Part III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1—Election of Directors” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC on or before April 30, 2019.
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
We intend to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at http://www.neophotonics.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2018.
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
3. Exhibits

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Asset Purchase Agreement dated December 14, 2016, by and among NeoPhotonics Dongguan Co., Ltd., NeoPhotonics (China) Co., Ltd. and APAT Optoelectronics Components Co., Ltd.	Form 8-K	001-35061	2.1	January 23, 2017
2.2*	Supplementary Agreement to Asset Purchase Agreement, dated January 12, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.	Form 8-K	001-35061	2.2	January 23, 2017
2.3*	Second Supplementary Agreement to Asset Purchase Agreement, dated January 14, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.	Form 8-K	001-35061	2.3	January 23, 2017
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1	333-166096	3.4	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1/A	333-166096	4.1	May 17, 2010
4.2	2008 Investors’ Rights Agreement by and between NeoPhotonics Corporation and the investors listed on Exhibit A thereto, dated May 14, 2008.	Form S-1	333-166096	4.2	April 15, 2010
10.1	Form of Indemnification Agreement entered into by and between NeoPhotonics Corporation and each of its directors and officers.	Form S-1	333-166096	10.1	April 15, 2010
10.2+	2004 Stock Option Plan, as amended, and related documents.	Form S-1	333-166096	10.2	April 15, 2010
10.3+	2007 Stock Appreciation Grants Plan and related documents.	Form S-1	333-166096	10.3	April 15, 2010
10.4+	2010 Equity Incentive Plan, as amended and forms of agreement thereunder.	Form S-8	333-189577	99.1	June 25, 2013
10.5+	Amended and Restated Non-Employee Director Compensation Policy of NeoPhotonics Corporation.	Form 10-K	001-35061	10.5	March 16, 2017
10.6+	2010 Employee Stock Purchase Plan.	Form S-1	333-166096	10.5	April 15, 2010
10.7	Lease between Santur Corporation and 40915 Encyclopedia Circle, LLC, dated June 28, 2010.	Form 10-K	001-35061	10.35	March 30, 2012
10.8	First Lease Amendment by and between NeoPhotonics Corporation and Landlord as defined in the recitals thereto, dated May 21, 2013.	Form 10-Q	001-35061	10.3	August 8, 2013
10.9*	Maximum Comprehensive Credit Line Contract and Maximum Mortgage Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated November 3, 2008 and December 25, 2008, respectively.	Form S-1	333-166096	10.9	April 15, 2010
10.10	Property Lease Contract between NeoPhotonics (China) Co., Ltd. and Dongguan Conrad Hi-Tech Park Ltd., dated May 13, 2011.	Form 10-Q	001-35061	10.3	November 10, 2011
10.11	Building Lease Agreement between NeoPhotonics Japan Godo Kaisha and Jones Lang Lasalle K.K., dated September 8, 2011.	Form 10-Q	001-35061	10.4	November 10, 2011
10.12+	Employment Letter by and between NeoPhotonics Corporation and Timothy S. Jenks, dated March 30, 2010.	Form S-1	333-166096	10.17	April 15, 2010
10.13+	Offer Letter by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated January 2, 2005.	Form S-1	333-166096	10.19	April 15, 2010
10.14*+	Offer Letter by and between NeoPhotonics (China) Co., Ltd. and Chi Yue (“Raymond”) Cheung, dated August 14, 2007.	Form S-1	333-166096	10.20	April 15, 2010
10.15+	2011 Inducement Award Plan and related documents.	Form S-8	333-177306	99.1	October 13, 2011

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.16	Share Purchase Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO.”	Form 8-K	001-35061	10.1	May 1, 2012
10.17	Rights Agreement, dated April 27, 2012 by and between the Company and Open Joint Stock Company “RUSNANO.”	Form 8-K	001-35061	10.2	May 1, 2012
10.18+	Amended and Restated Severance Agreement by and between NeoPhotonics Corporation and Benjamin L. Sitler dated October 8, 2014.	Form 10-Q	001-35061	10.1	November 10, 2014
10.19**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated February 25, 2015 (Contract A).	Form 10-K	001-35061	10.42	March 16, 2015
10.20**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated February 25, 2015 (Contract B).	Form 10-K	001-35061	10.43	March 16, 2015
10.21	Letter Agreement by and between NeoPhotonics Corporation and Open Joint Stock Company "RUSNANO," dated March 2, 2015.	Form 10-K	001-35061	10.44	March 16, 2015
10.22	Amendment to Rights Agreement, dated as of July 13, 2015, by and between NeoPhotonics Corporation and Open Joint Stock Company “RUSNANO.”	Form 8-K	001-35061	10.1	July 15, 2015
10.23*	Amendment to Credit Agreement and Amendment to Security Agreement, dated October 20, 2015, by and between NeoPhotonics Corporation and CITIC Bank.	Form 10-Q	001-35061	10.2	November 6, 2015
10.24*	Comprehensive Credit Granting Contract, dated October 20, 2015, by and between Neophotonics (China) Co., Ltd., Neophotonics Dongguan Co., Ltd. and Shenzhen Branch CITIC Bank.	Form 10-K	001-35061	10.42	March 15, 2016
10.25*	Credit Line Agreement, dated July 9, 2015, by and between NeoPhotonics (China) Co., Ltd and Shanghai Pudong Development Bank Corporation.	Form 10-K	001-35061	10.43	March 15, 2016
10.26+	Retention Agreement by and between the Company and Timothy S. Jenks, dated August 5, 2016.	Form 10-Q	001-35061	10.2	August 9, 2016
10.27+	Retention Agreement by and between the Company and Dr. Chi Yue (“Raymond”) Cheung, dated August 5, 2016.	Form 10-Q	001-35061	10.3	August 9, 2016
10.28+	Retention Agreement by and between the Company and Benjamin L. Sitler, dated August 5, 2016.	Form 10-Q	001-35061	10.5	August 9, 2016
10.29+	Retention Agreement by and between the Company and Dr. Wupen Yuen, dated August 5, 2016.	Form 10-Q	001-35061	10.6	August 9, 2016
10.30	Lease Agreement, dated September 9, 2016, by and between NeoPhotonics Corporation and SP Zanker Property LLC.	Form 10-Q	001-35061	10.7	November 8, 2016
10.31*	Extension dated September 14, 2016 of Property Lease Contract, dated May 31, 2011, by and between NeoPhotonics Dongguan Co., Ltd. and Dongguan Conrad Hi-Tech Park, Ltd.	Form 10-Q	001-35061	10.8	November 8, 2016
10.32*	Amendment dated August 3, 2016, by and between NeoPhotonics (China) Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch, to that certain Credit Line Agreement dated as of July 9, 2015	Form 10-Q	001-35061	10.11	November 8, 2016
10.33	Second Amendment dated August 2, 2016 to that certain Rights Agreement dated as of April 27, 2012 between the Company and Open Join Stock Company “RUSNANO”	Form 10-Q	001-35061	10.12	November 8, 2016

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.34*	Comprehensive Credit Granting Contract, dated October 21, 2016, by and between Neophotonics (China) Co., Ltd. and Shenzhen Branch CITIC Bank	Form 10-Q	001-35061	10.13	November 8, 2016
10.35*	Financing Line of Credit Agreement, dated July 25, 2016, by and between Neophotonics Dongguan Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch	Form 10-Q	001-35061	10.14	November 8, 2016
10.36**	Term Loan Agreement, dated March 29, 2017, by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi.	Form 10-Q	001-35061	10.2	May 9, 2017
10.37	Lease Agreement, dated June 13, 2017, by and between NeoPhotonics Corporation and The Realty Associates Fund X, L.P.	Form 8-K	001-35061	10.1	June 19, 2017
10.38+	Offer Letter dated July 13, 2017 by and between NeoPhotonics Corporation and Elizabeth Eby.	Form 10-Q	001-35061	10.1	November 8, 2017
10.39+	Retention Agreement dated August 14, 2017 by and between NeoPhotonics Corporation and Elizabeth Eby.	Form 10-Q	001-35061	10.2	November 8, 2017
10.40	Credit Agreement, dated as of September 8, 2017, among NeoPhotonics Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent.	Form 8-K	001-35061	10.1	September 11, 2017
10.41*	Comprehensive Credit Granting Contract, dated December 14, 2017, by and between NeoPhotonics (China) Co., Ltd. and China CITIC Bank.	Form 8-K	001-35061	10.1	December 18, 2017
10.42**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Toyko-Mitsubishi UFJ, Ltd. and The Yamanashi Chou Bank, Ltd. dated January 29, 2018	Form 10-K	001-35061	10.73	March 9, 2018
10.43+	Amendment to Retention Agreement by and between NeoPhotonics Corporation and Elizabeth Eby dated November 6, 2017.	Form 10-K	001-35061	10.74	March 9, 2018
10.44+	Offer Letter dated March 19, 2018 by and between NeoPhotonics Corporation and Yang Chiah Yee.	Form 10-Q	001-35061	10.2	May 9, 2018
10.45+	Retention Agreement dated March 22, 2018 by and between NeoPhotonics Corporation and Yang Chiah Yee.	Form 10-Q	001-35061	10.3	May 9, 2018
10.46+	2018 Bonus Program	Form 10-Q	001-35061	10.1	August 6, 2018
10.47	Framework Purchase Agreement dated December 14, 2018 by and between NeoPhotonics Corporation and Joint Stock Company “RUSNANO.”					X
21.1	List of subsidiaries of NeoPhotonics Corporation.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

March 7, 2019
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 7, 2019 on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY S. JENKS	President, Chief Executive Officer and	March 7, 2019
Timothy S. Jenks	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ ELIZABETH EBY	Senior Vice President, Finance and Chief	March 7, 2019
Elizabeth Eby	Financial Officer (Principal Financial and
Accounting Officer)

/s/ CHARLES J. ABBE	Director	March 7, 2019
Charles J. Abbe

Director
Dmitry Akhanov

/s/ BANDEL L. CARANO	Director	March 7, 2019
Bandel L. Carano

/s/ RAJIV RAMASWAMI	Director	March 7, 2019
Rajiv Ramaswami

/s/ MICHAEL J. SOPHIE	Director	March 7, 2019
Michael J. Sophie

/s/ IHAB S. TARAZI	Director	March 7, 2019
Ihab S. Tarazi