Form 10-Q
period 2019-03-31
NEOPHOTONICS CORP
filed 2019-05-07
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of each exchange on which registered
Common Stock, $0.0025 par value	NPTN	The New York Stock Exchange
As of April 30, 2019, there were approximately 46,474,327 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION
For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	March 31, 2019	December 31, 2018
(In thousands, except par data)
ASSETS
Current assets:
Cash and cash equivalents	$59,793	$58,185
Short-term investments	7,524	7,481
Restricted cash	11,577	11,053
Accounts receivable, net of allowance for doubtful accounts	65,210	74,751
Inventories	53,618	52,159
Assets held for sale	3,074	2,971
Prepaid expenses and other current assets	23,995	26,605
Total current assets	224,791	233,205
Property, plant and equipment, net	95,688	100,090
Operating lease right-of-use assets	16,847	—
Purchased intangible assets, net	2,736	3,018
Goodwill	1,115	1,115
Other long-term assets	3,159	3,148
Total assets	$344,336	$340,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,853	$58,403
Notes payable and short-term borrowing	2,339	4,795
Current portion of long-term debt	2,963	2,897
Accrued and other current liabilities	50,269	50,288
Total current liabilities	113,424	116,383
Long-term debt, net of current portion	50,213	50,454
Operating lease liabilities, noncurrent	18,019	—
Other noncurrent liabilities	10,122	13,499
Total liabilities	191,778	180,336
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
As of March 31, 2019, 46,455 shares issued and outstanding; as of December 31, 2018, 46,378 shares issued and outstanding	116	116
Additional paid-in capital	568,194	564,722
Accumulated other comprehensive loss	(4,189)	(7,126)
Accumulated deficit	(411,563)	(397,472)
Total stockholders’ equity	152,558	160,240
Total liabilities and stockholders’ equity	$344,336	$340,576
See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

(In thousands, except per share data)	2019	2018
Revenue	$79,366	$68,586
Cost of goods sold	63,629	59,404
Gross profit	15,737	9,182
Operating expenses:
Research and development	14,683	13,888
Sales and marketing	4,603	4,124
General and administrative	7,753	7,650
Amortization of purchased intangible assets	119	119
Asset sale related costs	329	14
Restructuring charges	179	31
Total operating expenses	27,666	25,826
Loss from operations	(11,929)	(16,644)
Interest income	99	93
Interest expense	(493)	(708)
Other income (expense), net	(1,598)	(349)
Total interest and other income (expense), net	(1,992)	(964)
Loss before income taxes	(13,921)	(17,608)
Provision for income taxes	(170)	(638)
Net loss	$(14,091)	$(18,246)

Basic net loss per share	$(0.30)	$(0.41)
Diluted net loss per share	$(0.30)	$(0.41)
Weighted average shares used to compute basic net loss per share	46,414	44,259
Weighted average shares used to compute diluted net loss per share	46,414	44,259

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,

(in thousands)	2019	2018
Net loss	$(14,091)	$(18,246)
Other comprehensive income:
Foreign currency translation adjustments, net of zero tax	2,937	6,102
Unrealized gains on available-for-sale securities, net of zero tax	—	1
Total other comprehensive income	2,937	6,103
Comprehensive loss	$(11,154)	$(12,143)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2018	46,378	$116	$564,722	$(7,126)	$(397,472)	$160,240
Comprehensive income (loss)	—	—	—	2,937	(14,091)	(11,154)
Issuance of common stock upon exercise of stock options	48	—	166	—	—	166
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock for vested restricted stock units	42	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(13)	—	(82)	—	—	(82)
Stock-based compensation costs	—	—	3,388	—	—	3,388
Balances at March 31, 2019	46,455	$116	$568,194	$(4,189)	$(411,563)	$152,558

Three months ended March 31, 2018	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2017	44,219	$111	$545,953	$398	$(352,011)	$194,451
Impact of adoption of new accounting standard ASU 2016-16					(1,824)	(1,824)
Comprehensive income (loss)	—	—	—	6,103	(18,246)	(12,143)
Issuance of common stock upon exercise of stock options	40	—	142	—	—	142
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock for vested restricted stock units	64	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(9)	—	(60)	—	—	(60)
Stock-based compensation costs	—	—	3,154	—	—	3,154
Balances at March 31, 2018	44,314	$111	$549,189	$6,501	$(372,081)	$183,720

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

(In thousands)	2019	2018
Cash flows from operating activities
Net loss	$(14,091)	$(18,246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,851	8,005
Stock-based compensation expense	3,338	3,347
Deferred taxes	—	(42)
Others	109	116
Loss on sale of assets and other write-offs	85	2
Loss (gain) on foreign currency hedges	—	(1,557)
Allowance for doubtful accounts	—	(385)
Write-down of inventories	764	1,795
Amortization of operating lease right-of-use assets	432	—
Foreign currency remeasurement	1,818	2,299
Change in assets and liabilities, net of effects of asset sale:
Accounts receivable	9,675	(383)
Inventories	(1,654)	(1,744)
Prepaid expenses and other assets	2,804	5,107
Accounts payable	(1,232)	(2,208)
Accrued and other liabilities	(2,200)	438
Net cash provided by (used in) operating activities	8,699	(3,456)
Cash flows from investing activities
Purchase of property, plant and equipment	(3,600)	(8,293)
Proceeds from sale of property, plant and equipment and other assets	4	9
Purchase of marketable securities	(43)	(37)
Settlement of foreign currency hedges	—	1,566
Net cash used in investing activities	(3,639)	(6,755)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	157	124
Tax withholding on restricted stock units	(82)	(60)
Proceeds from bank loans, net of debt issuance costs	5,000	24,442
Repayment of bank loans	(5,764)	(21,844)
Proceeds from issuance of notes payable	—	698
Repayment of notes payable	(2,559)	(868)
Repayment of finance lease liabilities	(33)	—
Proceeds from government grants	—	472
Net cash (used in) provided by financing activities	(3,281)	2,964
Effect of exchange rates on cash, cash equivalents and restricted cash	353	272
Net increase (decrease) in cash, cash equivalents and restricted cash	2,132	(6,975)
Cash, cash equivalents and restricted cash at the beginning of the period	69,238	81,564
Cash, cash equivalents and restricted cash at the end of the period	$71,370	$74,589
Supplemental disclosure of non-cash investing and financing activities:
Decrease (increase) in unpaid property, plant and equipment	$(257)	$6,447

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of presentation and significant accounting policies
Basis of Presentation and Consolidation
The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.
Going Concern
Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires an entity to disclose information about its potential inability to continue as a going concern when conditions and events indicate that it is probable that the entity may be unable to meet its obligations as they become due within one year. Management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Quarterly Report on Form 10-Q with the SEC in May 2019. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
As of March 31, 2019, the Company’s working capital was $111.4 million, including available cash, cash equivalents, short-term investments and restricted cash of approximately $78.9 million. In the first three months of 2019, the Company had operating losses of $11.9 million and net cash provided by operations of $8.7 million. The Company had an accumulated deficit of approximately $411.6 million as of March 31, 2019.
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
In September 2017, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") which provides for borrowings under an accounts receivable based formula up to a maximum of $50.0 million. As of March 31, 2019, $36.3 million was outstanding under this line. The remaining borrowing capacity as of March 31, 2019 was $13.7 million, of which $5.0 million is required to be maintained as unused borrowing capacity. Borrowings under the Wells Fargo line are not due until June 30, 2022 as long as the borrowing base is not less than the outstanding amount (See Note 9). Additionally, the Company had $2.3 million of notes payable and $3.0 million of current portion of long-term debt as of March 31, 2019, which it plans to pay out of its existing available cash.
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
Concentration
In the three months ended March 31, 2019, Huawei Technologies Co. Ltd. and its affiliate HiSilicon Technologies (together with Huawei Technologies Co. Ltd., "Huawei") and one other customer accounted for approximately 49% and 24% of the Company's total revenue, respectively, and the Company’s top five customers represented approximately 87% of the Company’s total revenue. In the three months ended March 31, 2018, Huawei and one other customer accounted for approximately 48% and 19% of the Company's total revenue, respectively, and the Company’s top five customers represented approximately 84% of the Company’s total revenue.
As of March 31, 2019, three customers accounted for approximately 39%, 17% and 10% of the Company’s accounts receivable. As of December 31, 2018, two customers accounted for approximately 35% and 17%, respectively, of the Company’s accounts receivable.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, other current liabilities and operating lease liabilities on the Company's consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt, net of current portion on the consolidated balance sheets.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on observed market data and other information available at the lease commencement date. The operating lease ROU assets also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not record leases on the condensed consolidated balance sheet with a term of one year or less. The Company does not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Variable lease payments are expensed as incurred and are not included within the operating lease ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accounting Standards Update Recently Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-2, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-2 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and consolidated statements of operations and to disclose qualitative and quantitative information about lease transactions. It is effective for interim and annual periods beginning after December 15, 2018. Certain optional practical expedients are allowed. The Company adopted this standard as of January 1, 2019, using the modified retrospective transition method by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward historical lease classification, assessment on whether a contract was or contains a lease, and initial direct costs for any leases that existed prior to January 1, 2019. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the condensed consolidated balance sheet.
As a result of adopting Topic 842 on January 1, 2019, the Company recognized operating lease right-of-use assets of $17.3 million and corresponding operating lease liabilities of $20.8 million from existing leases on the Company's condensed consolidated balance sheet. See Note 10 for further details. The adoption of Topic 842 had no impact on the Company's condensed consolidated statement of operations or condensed consolidated statement of cash flows.
There have been no other changes in the Company’s significant accounting policies in the three months ended March 31, 2019, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2018.
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
Note 2. Revenue
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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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
Nature of products
Revenue from sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Three Months Ended March 31,

	2019	2018
High Speed Products	$70,168	$59,090
Network Products and Solutions	9,198	9,496
Total revenue	$79,366	$68,586
The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Three Months Ended March 31,

	2019	2018
China	$45,547	$41,672
Americas	13,829	12,208
Rest of world	19,990	14,706
Total revenue	$79,366	$68,586
Certain prior period amounts have been reclassified to conform to the current period presentation.
Deferred revenue
The Company records deferred revenue when cash payments are received or due in advance of our performance. Refer to Note 7 for disclosure of deferred revenue balances. The increase in the deferred revenue balance during the three months ended March 31, 2019 was immaterial, offset by approximately $0.6 million of revenue recognized during the three months ended March 31, 2019 that was included in the deferred revenue balance as of December 31, 2018. The increase in the deferred revenue balance during the three months ended March 31, 2018 was immaterial, offset by approximately $0.4 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2017.
Contract assets
The Company records contract assets when the revenue is recognized but the customer payment is contingent on a future event. The balance of contract assets as of March 31, 2019 and December 31, 2018 was immaterial.
Refund liabilities
The Company records refund liabilities when the contract permits the customer to return the product if certain circumstances arise. The balance of refund liabilities as of March 31, 2019 and December 31, 2018 was immaterial.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Net loss per share
The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(14,091)	$(18,246)
Denominator:
Weighted average shares used to compute per share amount:
Basic	46,414	44,259
Diluted	46,414	44,259

Basic net loss per share	$(0.30)	$(0.41)
Diluted net loss per share	$(0.30)	$(0.41)

The Company has excluded the impact of the following outstanding employee stock options and restricted stock units as well as the shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	March 31, 2019	March 31, 2018
Employee stock options	3,145	3,940
Restricted stock units	2,419	2,377
Market-based restricted stock units	677	—
Employee stock purchase plan	414	411
	6,655	6,728
Note 4. Cash, cash equivalents, short-term investments, and restricted cash
The following table summarizes the Company’s cash, cash equivalents, short-term investments and restricted cash (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$59,793	$58,185
Cash equivalents	—	—
Cash and cash equivalents	$59,793	$58,185
Short-term investments	$7,524	$7,481
Restricted cash	$11,577	$11,053

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$59,793	$58,185
Restricted cash	11,577	11,053
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$71,370	$69,238

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes the Company’s unrealized gains and losses related to its cash equivalents and short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of March 31, 2019				As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$7,524	$—	$—	$7,524	$7,481	$—	$—	$7,481
Reported as:
Short-term investments				$7,524				$7,481

As of March 31, 2019 and December 31, 2018, maturities of marketable securities were less than 1 year. There were no realized gains and losses on the sale of marketable securities during the three months ended March 31, 2019 and 2018. The Company did not recognize any impairment losses on its marketable securities during the three months ended March 31, 2019 or 2018. As of March 31, 2019, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.
Note 5.  Fair value disclosures
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2019				As of December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments:
Money market funds	$7,524	$—	$—	$7,524	$7,481	$—	$—	$7,481
Other long-term assets:
Mutual funds held in Rabbi Trust	$540	$—	$—	$540	$465	$—	$—	$465
Liabilities
Accrued and other current liabilities:
Rusnano payment derivative	$—	$—	$2,000	$2,000	$—	$—	$2,000	$2,000

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at March 31, 2019. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As of March 31, 2019 and December 31, 2018 the Company had no assets or liabilities required to be measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value
The carrying values of accounts receivable, accounts payable, notes payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The estimated fair value of the Company's long-term debt approximated its carrying value as of March 31, 2019 and December 31, 2018, as the interest rates approximated rates currently available to the Company on the issuance of liabilities with a similar maturity. This estimate is considered to be a level 2 fair value measurement.
Note 6.  Asset Sale
In January 2017, the Company completed the sale of its Low Speed Transceiver Products’ assets to APAT OE pursuant to an asset purchase agreement dated December 14, 2016 for consideration of approximately $25.0 million (in RMB equivalent) plus approximately $1.4 million (in RMB equivalent) post-closing transaction service fees to be received under a transition services agreement with APAT OE in which the Company will provide short-term manufacturing and other specific services pursuant to such agreement. The related supply chain purchase commitments and value-added tax obligations have been assumed by APAT OE. The receivable and payable balances related to the transition service arrangement were $12.3 million and $11.8 million, respectively, as of March 31, 2019.
As of December 31, 2016, the balance in assets held for sale was $13.9 million, consisting of $13.1 million in inventories and $0.8 million in property, plant and equipment. As a result of post-closing adjustments, total consideration was reduced by approximately $3.4 million for inventory. In addition, an immaterial amount of property, plant and equipment was reclassified from assets held for sale. Upon closing, assets sold to APAT OE were approximately $12.8 million, including approximately $12.1 million in inventories and $0.7 million in property, plant and equipment. The adjusted consideration received of approximately $21.6 million is subject to further reduction of up to $10.0 million for any indemnification claims. As of March 31, 2019, the Company has a reserve of $6.9 million within accrued and other current liabilities for warranty claims. The indemnification warranties expired on June 30, 2017. The Company recognized a $2.2 million gain on the sale of these assets within operating loss in 2017.
All of the Low Speed Transceiver Products were part of the Company’s Network Products and Solution product group and included the low speed optical network (PON) products for which the end-of-life plan was announced in mid-2016.
Note 7. Balance sheet components
Accounts receivable, net
Accounts receivable, net, consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable	$63,717	$74,343
Trade notes receivable	1,757	672
Allowance for doubtful accounts	(264)	(264)
	$65,210	$74,751

Inventories, net
Inventories, net consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$24,727	$27,806
Work in process	15,240	13,044
Finished goods(1)	13,651	11,309
	$53,618	$52,159
________________________________________________________

(1)	Finished goods inventory at customer vendor managed inventory locations was $5.5 million and $5.6 million as of March 31, 2019 and December 31, 2018, respectively.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Assets held for sale
In December 2018, the Company entered into an agreement with Joint Stock Company Rusnano, a related party, for Joint Stock Company Rusnano group to purchase the 100% interest in the operations of NeoPhotonics Corporation, LLC, the Company's manufacturing operations in Russia. In 2018, the Company recorded additional restructuring expense of $1.6 million related to these operations, bringing the total amount accrued for the Rusnano payment derivative to $2.0 million.
As of March 31, 2019, the Company has recorded assets with a carrying value of $3.1 million as held for sale, consisting primarily of $2.6 million of property, plant and equipment and $0.5 million of prepaid expenses and other current assets. The estimated fair value less direct costs of sale approximates the related carrying value. The balance for liabilities held for sale as of March 31, 2019 was immaterial and was primarily included in accrued and other current liabilities.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid taxes and taxes receivable	$4,117	$5,461
Transition services agreement receivable (see Note 6)	12,263	11,999
Deposits and other prepaid expenses	2,913	3,020
Other receivable	4,702	6,125
	$23,995	$26,605
Property, plant and equipment, net
Purchases of property, plant and equipment unpaid as of March 31, 2019 and March 31, 2018 was $1.8 million and $3.5 million, respectively.
Purchased intangible assets
Purchased intangible assets consist of the following (in thousands):

	March 31, 2019			December 31, 2018
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Technology and patents	$37,314	$(35,457)	$1,857	$37,029	$(34,995)	$2,034
Customer relationships	15,269	(15,269)	—	15,146	(15,026)	120
Leasehold interest	1,269	(390)	879	1,238	(374)	864
	$53,852	$(51,116)	$2,736	$53,413	$(50,395)	$3,018

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$184	$203
Operating expenses	119	119
Total	$303	$322

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The estimated future amortization expense of purchased intangible assets as of March 31, 2019, is as follows (in thousands):

2019 (remaining nine months)	$552
2020	738
2021	645
2022	29
2023	29
Thereafter	743
$2,736

Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Transition services agreement payables (see Note 6)	$11,776	$11,769
Employee-related	17,504	14,899
Asset sale related contingent liabilities (see Note 6)	6,918	6,751
Operating lease liabilities, current	2,274	—
Accrued warranty	739	672
Deferred revenue, current	481	1,114
Income and other taxes payable	1,055	1,580
Rusnano payment derivative	2,000	2,000
Accrued litigation settlement	1,150	2,645
Other accrued expenses	6,372	8,858
	$50,269	$50,288
Warranty Accrual
The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$672	$1,334
Warranty accruals	315	546
Settlements	(248)	(181)
Ending balance	$739	$1,699

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other noncurrent liabilities
Other noncurrent liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Pension and other employee-related	$4,573	$4,529
Deferred rent	—	3,058
Government grant	1,993	2,108
Capital lease obligation	—	282
Asset retirement obligations and other	3,556	3,522
	$10,122	$13,499

Note 8. Restructuring
In 2017, the Company initiated restructuring actions in order to focus on key growth initiatives and to move towards a lower break even revenue level through lower operating expenses and manufacturing cost reductions. Actions included a reduction in force, facilities consolidation and certain asset-related adjustments. The Company recorded restructuring charges of $0.2 million within operating expenses in the three months ended March 31, 2019. The Company recorded $0.1 million in restructuring charges within cost of goods sold and operating expenses in the three months ended March 31, 2018. Restructuring activities for the three months ended March 31, 2019 were as follows (in thousands):

	Employee Severance	Facilities Consolidation	Others	Total
Restructuring obligations December 31, 2018	$436	$769	$1,611	$2,816
Charges	14	—	165	179
Cash payments	(450)	(47)	(17)	(514)
Adoption of ASC 842	—	(620)	—	(620)
Restructuring obligations March 31, 2019	$—	$102	$1,759	$1,861
The current restructuring liability reported in accrued and other current liabilities in the condensed consolidated balance sheets as of March 31, 2019 was $1.9 million.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Debt
The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	March 31, 2019		December 31, 2018
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Notes payable to suppliers	$2,339	—	$4,795
Total notes payable and short-term borrowing	$2,339		$4,795

Long-term debt, current and non-current:
Borrowing under Wells Fargo Credit Facility	$36,306	4.74%	$35,961	4.41%
Mitsubishi Bank loans	10,523	1.05% -1.45%	11,094	1.05% -1.45%
Mitsubishi Bank and Yamanashi Chou Bank loan	6,572	1.1%	6,898	1.1%
Finance lease liability	330		—
Unaccreted discount and issuance costs	(555)		(602)
Total long-term debt, net of unaccreted discount and issuance costs	$53,176		$53,351
Reported as:
Current portion of long-term debt	$2,963		$2,897
Long-term debt, net of current portion	50,213		50,454
Total long-term debt, net of unaccreted discount and issuance costs	$53,176		$53,351

Notes payable and short-term borrowing
The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of March 31, 2019, the Company’s subsidiary in China had two line of credit facilities with the following banking institutions:

•
Under the first line of credit facility with Shanghai Pudong Development Bank, the Company can borrow up to RMB 120.0 million ($17.9 million) for short-term loans at varying interest rates, or up to approximately RMB 240.0 million ($35.8 million) for bank acceptance drafts (with up to 50% compensating balance requirement). This line of credit facility expires in November 2021. In November 2017, the Company borrowed $17.0 million under this line which bore interest at 4.1%. The amount of $17.0 million under this line was repaid in May 2018.

•
Under the second line of credit facility with Shanghai Pudong Development Bank, which expires in November 2021, the Company can borrow up to RMB 30.0 million ($4.5 million) for short-term loans at varying interest rates, or up to approximately RMB 60.0 million ($8.9 million) for bank acceptance drafts (with up to 50% compensating balance requirement).

•
In December 2017, the Company's subsidiary in China entered into a third line of credit facility with China CITIC Bank in China, which expired in November 2018. The purpose of the credit facility is to provide short-term borrowings, bank acceptance drafts and letters of credits. Under this credit facility, the Company can borrow up to approximately RMB 250 million ($37.2 million) at varying interest rates, or up to approximately RMB 390.6 million ($58.2 million) for bank acceptance drafts (with up to 36% compensating balance requirement). In February 2018, the Company borrowed $17.0 million under this line which bore interest at 4.7%. The amount of $17.0 million under this line was repaid in August 2018.

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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had an outstanding balance of $2.3 million and $4.8 million as of March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019 and December 31, 2018, compensating balances relating to these bank acceptance drafts and letters of credit issued to suppliers and the Company’s subsidiaries totaled $2.6 million and $2.6 million, respectively. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.
In China, when there is a case pending in judicial court, banks may choose to limit borrowing against existing credit lines, regardless of the legitimacy of the case. The Company has a dispute pending with APAT OE in judicial court (See Note 12). The Company does not expect to make any additional draws against its credit facilities in China until this matter is resolved.
Credit facilities
In September 2017, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent for a lender group (the "Wells Fargo Credit Facility" or "Credit Facility").
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
The Credit Facility agreement ("Agreement") requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Company is required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million shall include unused borrowing capacity. The Agreement also restricts the Company's ability to dispose of assets, permit change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments and make certain restricted payments. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. The Company was in compliance with the covenants of this Credit Facility as of March 31, 2019. As of March 31, 2019, the outstanding balance under the Credit Facility was $36.3 million and the weighted average rate under the LIBOR option was 4.74%. The remaining borrowing capacity as of March 31, 2019 was $13.7 million, of which $5.0 million is required to be maintained as unused borrowing capacity. The Company repaid $5.0 million in January 2019, which was borrowed in December 2018. The Company repaid $5.0 million in April 2019, which was borrowed in March 2019.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Mitsubishi Bank loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with MUFG Bank, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500 million JPY ($4.4 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($9.0 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The 2015 Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by the Company’s Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A required interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40,500,000 JPY ($0.4 million). The Term Loan A of 500 million JPY (approximately $4.4 million) was repaid to the Mitsubishi Bank in January 2018.
The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. Outstanding principal balance for Term Loan B and unamortized debt issuance costs were approximately 591.7 million JPY (approximately $5.3 million) and 61.5 million JPY (approximately $0.6 million), respectively, as of March 31, 2019. The Company was in compliance with the related covenants as of March 31, 2019 and December 31, 2018.
In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690 million JPY (approximately $6.2 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment acquired from the loan proceeds. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a dividends covenant. The Company was in compliance with these covenants as of March 31, 2019. The loan was available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.2 million) under this loan was fully drawn in March 2017.
Mitsubishi Bank and Yamanashi Chou Bank loan
In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $7.7 million) (the “Term Loan C”).  The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C is secured by the assets owned by the Company's subsidiary in Japan. The Term Loan C was available from January 29, 2018 to January 29, 2025. The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of March 31, 2019.
As of March 31, 2019, maturities of total long-term debt were as follows (in thousands):

2019 (remaining nine months)	$2,338
2020	3,122
2021	3,129
2022	39,425
2023	3,034
Thereafter	2,683
$53,731

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 10. Leases
The Company has operating leases for offices, research and development facilities and manufacturing facilities. Leases have remaining terms of less than one year to nine years, some of which include options to extend the leases and some of which may include options to terminate the leases within 1 year. As of March 31, 2019 and December 31, 2018, an asset recorded in property, plant and equipment under a finance lease was immaterial.
The components of lease expense were as follows (in thousands):

Three Months Ended March 31,
2019

Operating lease cost	$754
Variable and short-term lease cost	348
Total lease cost	$1,102
Other information related to leases was as follows (in thousands, except lease term and discount rate):

Three Months Ended March 31,
2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$835
Weighted average remaining lease term
Operating leases	7.9 years
Weighted average discount rate
Operating leases	6.4%
Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows (in thousands):

Operating Leases
2019 (excluding the three months ended March 31, 2019)	$2,773
2020	3,129
2021	3,074
2022	3,065
2023	3,014
Thereafter	11,194
Total future minimum lease payments	26,249
Less imputed interest	(5,956)
Total	$20,293

Reported as of March 31, 2019:	Operating Leases
Accrued and other current liabilities	$2,274
Operating lease liabilities, noncurrent	18,019
Total	$20,293

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of December 31, 2018, the future minimum commitments under the Company’s non-cancelable operating leases and capital leases are as follows (in thousands):

Operating Leases
2019	$3,618
2020	3,113
2021	3,059
2022	3,056
2023	3,049
Thereafter	11,437
Total future minimum lease payments	$27,332
Note 11. Japan pension plan
The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan as of March 31, 2019 was $4.0 million which was recorded in other noncurrent liabilities on the Company’s condensed consolidated balance sheet. The pension liability related to the Company’s RAP in Japan as of December 31, 2018 was $4.3 million, of which $0.3 million, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.
Net periodic pension cost associated with this plan was immaterial in the three months ended March 31, 2019 and 2018.
Note 12. Commitments and contingencies
Litigation
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
In December 2016, the Company was served with a lawsuit filed by Lestina International Ltd. (“Lestina”), in Santa Clara County, CA. The lawsuit is regarding a dispute of approximately $3.0 million related to purchase orders for the Company’s Low Speed Transceiver Products that was soon thereafter sold by the Company to APAT OE in January 2017. The purchase orders in question were included in the asset sale and were assumed liabilities by the purchaser of the business. The parties engaged in extensive negotiations and in January 2019, the parties agreed to a proposed settlement which was placed on the record of the Superior Court of Santa Clara County agreeing that NeoPhotonics Dongguan Co., Ltd. (“NeoDongguan”) (the Company’s wholly owned subsidiary located in China) would pay to Lestina a total of $2.2 million. Upon Lestina's receipt of full payment, Lestina will ship to NeoDongguan the remaining parts from the original purchase orders. The Company has

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

agreed to be a guarantor for NeoDongguan on the payment obligation to Lestina. $1.2 million of the $2.2 million settlement was paid in February 2019 with the balance of $1.0 million to be paid in June 2019.
In April 2018, APAT OE filed a lawsuit in the Qianhai Court in Shenzhen, China against NeoPhotonics (China) Co., Ltd. and NeoPhotonics Dongguan Co. Ltd. (collectively "NeoChina") and NeoPhotonics Corporation with a claim of approximately $20.0 million. The lawsuit is in reference to the sale of the low speed transceiver business to APAT OE from NeoChina. APAT OE claims that the business has been losing money and that APAT OE was not given all of the information about the business they purchased prior to signing the Asset Purchase Agreement. In May 2018, counsel on behalf of NeoChina filed a motion objecting to the jurisdiction, claiming that the proper jurisdiction for any dispute between these parties is the Shenzhen Court of International Arbitration (or the "Arbitration Court") and the proper parties to this dispute are NeoChina and APAT OE, pursuant to the Asset Purchase Agreement signed by APAT OE and NeoChina (or the "APA"). In June 2018 a hearing was held in the Qianhai Court in Shenzhen, China and in August 2018 the Court ruled in favor of APAT OE. In October 2018, a hearing was held in the Intermediate Court of Shenzhen (or the "Intermediate Court") on an appeal which was filed by NeoChina and in November 2018 the Intermediate Court ruled in favor of NeoChina and dismissed in totality the litigation against NeoChina, ruling that arbitration was the proper forum for such dispute resolution between the parties. The litigation continues against NeoPhotonics Corporation in Intermediate Court, where NeoPhotonics Corporation claims that there is no existing contract between APAT OE and NeoPhotonics Corporation and therefore there is no basis for litigation. The Company is unable to predict the outcome of this matter and is not currently aware of the precise amount of the ongoing claim by APAT against the remaining defendant, NeoPhotonics Corporation, in this lawsuit.
In December 2018, APAT OE officially filed claims through two lawsuits against NeoChina, NeoPhotonics Corporation Limited Hong Kong (or NeoHK), Novel Centennial Limited BVI (or NeoBVI) and NeoPhotonics Corporation in the Intermediate Court in addition to a pre-trial preservation order. On the same day the Court issued the order to preserve approximately $29.0 million of NeoChina assets, which is the approximate amount of the revised claims by APAT OE against all defendants in the first lawsuit. The temporary pre-trial preservation order was made simultaneously to the filing of the two lawsuits, but the defendants were not served or aware of the lawsuit until later in January, 2019. In the first lawsuit, the legal claims are the same as the ones APAT OE filed on April 21, 2018 in Qianhai Court in Shenzhen, China (as described above). The difference is that instead of distributing claims in separate cases, APAT OE has combined its claims to one single case and added the additional defendants of NeoHK and NeoBVI and increased the claimed damages to approximately $29.0 million. In the second lawsuit, the claims are new and related to the alleged new issues related to a contract manufacturer located in the Philippines and claiming damages in the amount of RMB 50.9 million (approximately $7.6 million). APAT OE claims that the defendants have interfered with APAT OE’s ability to sign an engagement agreement with the contract manufacturer. Defendants believe this dispute is related to and should be under the jurisdiction that was agreed to in the APA, and therefore should be properly transferred to the Shenzhen Court of International Arbitration. In March 2019 the Shenzhen Intermediate Court assigned a judge for the two lawsuits, but no hearing date has been set yet. The Company is unable to predict the outcome of this matter.
In February 2019, NeoChina filed a case in the Qianhai Court in Shenzhen, China against APAT OE and Zhejiang Merchants Property Insurance Company for losses and damages caused to NeoChina from APAT OE’s previously granted property preservation. The claim is for approximately RMB 350,000 (approximately $52,000) in damages and legal fees and scheduled to be heard on or about May 8, 2019. The Company is unable to predict the outcome of this matter.
APAT Arbitration
In June 2017, APAT OE filed an arbitration claim in the Shenzhen Court of International Arbitration (or the Arbitration Court) against NeoChina (collectively both of the Company’s China subsidiaries), claiming that approximately $1.5 million of the inventory that was sold to APAT OE by NeoChina in an Asset Purchase Agreement executed between the parties on December 14, 2016 was aged inventory and of no value. The arbitration was heard in the Arbitration Court in August 2017.  In October 2017, NeoChina was informed that it was successful in the defense of the dispute and was also successful in its counterclaim against APAT OE. NeoChina was awarded approximately RMB 700,000 (approximately $110,000) in compensatory damages and attorney fees as well as having the approximately $1.5 million claim against it rejected in its entirety.
In April 2018, APAT OE filed a Notice of Judicial Review of the arbitration judgment in the Shenzhen Intermediate Court in Shenzhen, China.  The case was heard in May 2018, and NeoChina was successful in disputing the Judicial Review, which means that the arbitration judgment against APAT OE and in favor of NeoChina stands.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In July 2018, NeoChina applied together to the Shenzhen Intermediate Court for enforcement of the previous arbitration ruling because APAT OE had refused to perform the arbitral award. In October 2018, the Court enforced the award officially closing this arbitration matter.
In July 2018, NeoChina filed an arbitration claim against APAT OE in the Arbitration Court claiming approximately USD$12.0 million in damages as related to liability under the APA. NeoChina also was granted a property preservation of APAT OE’s bank accounts. In February 2019 NeoChina applied to the Arbitration Court to reduce the claim to USD $7.1 million according to the evidence of confirmation requests received by NeoChina. The case is awaiting a hearing date. The Company is unable to predict the outcome of this matter.
In November 2018, APAT OE filed an additional arbitration claim against NeoChina and NeoPhotonics Corporation claiming approximately USD $7.8 million for liability under the APA. In March 2019, NeoChina filed a response and counterclaim against APAT OE including a claim for attorney fees in the amount of RMB 810,000 (approximately $121,000). No hearing has been scheduled yet. The Company is unable to predict the outcome of this matter.
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
In November 2016, Oyster Communications, Inc. filed nine patent lawsuits against several defendants in the U.S. District Court for the Eastern District of Texas, including one against Cisco Systems, Inc. ("Cisco"). One defendant successfully transferred their case to the U.S. District Court for the Northern District of California. Additional defendants requested venue changes are still pending. The Company was not named as a defendant in any of the lawsuits. In July 2017, Cisco notified the Company that it would be seeking indemnification from the Company for claims against Cisco arising from the lawsuits and the parties engaged in discussions and negotiations. In September 2018, the Company and Cisco signed a settlement agreement under which the Company agreed to pay to Cisco $300,000, which was paid in January 2019, and $150,000 in product credits to be applied during calendar year 2019. This settlement resolves Cisco's indemnification claims against the Company in this matter.
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
As of March 31, 2019, the remaining Investment Commitment was approximately $6.5 million to be invested at any time on or before December 31, 2019. At any point between March 31, 2019 and December 31, 2019, the Company may elect to pay a $2.0 million exit fee to terminate any remaining obligations associated with the Investment Commitment.
Rusnano has non-transferable veto rights over the Company’s Russian subsidiaries’ annual budget during the investment period and must approve non-cash asset transfers to be made in satisfaction of the Investment Commitment.  The Company accounted for the Rusnano Payment as an embedded derivative instrument.  The fair value of the penalty payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative are recorded in other income (expense), net. The estimated fair value of this derivative was $2.0 million as of March 31, 2019 and $2.0 million as of December 31, 2018. As of March 31, 2019, and December 31, 2018, the derivative was reported within Accrued and other current liabilities on the Company’s condensed consolidated balance sheets. See Note 7.
In December 2018, the Company signed a definitive agreement with Rusnano to sell the Company’s 100% interest in NeoPhotonics Corporation, LLC, the subsidiary for the Company’s manufacturing operations in Russia, for approximately book value. The purchase price to be paid by Rusnano will consist of approximately $3.0 million in cash and $1.0 million in cancellation of the remaining penalty payment that would otherwise be owed to Rusnano as consideration for the Company's obligations to provide manufacturing process transition to NeoPhotonics Corporation, LLC. In April 2019, the Company completed the sale of 100% interest in the operations of NeoPhotonics Corporation, LLC, the Company's manufacturing operations in Russia to Rusnano.
Note 13. Stockholders’ equity
Common Stock
As of March 31, 2019, the Company had reserved 9,032,639 common stock for issuance under its equity incentive plans and 574,462 common stock shares for issuance under its employee stock purchase plan.
Accumulated Other Comprehensive Income (loss)
The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Income (loss)
Balance as of December 31, 2018	$(6,897)	$(229)	$(7,126)
Other comprehensive income (loss), net of taxes of zero and reclassifications	2,937	—	2,937
Balance as of March 31, 2019	$(3,960)	$(229)	$(4,189)

No material amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2019 and 2018 for realized gains or losses on available-for-sale securities.
Accumulated Deficit
Approximately $9.0 million of the Company’s retained earnings within its total accumulated deficit as of December 31, 2018 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.
Note 14. Stock-based compensation
The following table summarizes the stock-based compensation expense recognized in the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,

	2019	2018
Cost of goods sold	$601	$650
Research and development	881	773
Sales and marketing	678	938
General and administrative	1,178	986
	$3,338	$3,347

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Three Months Ended March 31,

Stock options	2019	2018
Weighted-average expected term (years)	—	6.00
Weighted-average volatility	—	65%
Risk-free interest rate	—	2.27%
Expected dividends	—	—%
Stock appreciation units
Weighted-average expected term (years)	1.67	2.10
Weighted-average volatility	64%	67%
Risk-free interest rate	2.45%-2.63%	1.03% - 1.98%
Expected dividends	—%	—%
ESPP
Weighted-average expected term (years)	0.73	0.73
Weighted-average volatility	61%	61%
Risk-free interest rate	2.36% - 2.59%	1.20% - 1.31%
Expected dividends	—%	—%
Stock Options and Restricted Stock Units (RSUs)
The following table summarizes the Company’s stock option and RSU activity, excluding market-based RSUs, during the three months ended March 31, 2019:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2018	3,202,745	$5.73	2,486,028	$7.87
Granted	—	—	33,598	7.10
Exercised/Converted	(47,730)	3.50	(41,627)	7.88
Cancelled/Forfeited	(9,688)	11.53	(59,100)	8.13
Balance as of March 31, 2019	3,145,327	5.75	2,418,899	7.85
At March 31, 2019, the Company had $1.4 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 1.6 years. At March 31, 2019, the Company had $11.1 million of unrecognized stock-based compensation expense for RSUs, excluding market-based RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 1.9 years.
Market-based Restricted Stock Units
In 2018, the Company granted 695,000 shares of market-based RSUs to certain employees. These RSUs will vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share and the recipients remain in continuous service with the Company through such service period. No market-based RSUs have vested and 17,500 market-based RSUs have been cancelled through March 31, 2019.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The weighted average grant-date fair value per share of market-based RSUs granted during 2018 was approximately $5.82 per share. As of March 31, 2019, the Company had $2.5 million of unrecognized stock-based compensation expense for these RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 3.26 years. The fair value of market-based RSUs was measured on the grant date using Monte Carlo simulation model with the following assumptions:

Year Ended December 31,
Market-based restricted stock units	2018
Weighted-average volatility	66%
Risk-free interest rate	2.79%
Expected dividends	—%
Stock Appreciation Units (SAU)
SAUs are liability classified share-based awards. Outstanding SAUs are re-measured each reporting period at fair value until settlement.  The Company did not grant any SAUs during the three months ended March 31, 2019 or 2018. As of March 31, 2019 and December 31, 2018, there were 191,066 and 192,872 SAUs outstanding, respectively, and related SAU liabilities were $0.6 million and $0.6 million, respectively.
Employee Stock Purchase Plan (ESPP)
As of March 31, 2019, there was $0.4 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2019.
Note 15. Income taxes
The provision for income taxes in the periods presented is based upon the income (loss) before income taxes (in thousands):

	Three Months Ended March 31,
	2019	2018
Provision for income taxes	$(170)	$(638)

The Company’s income tax (provision) benefit in the three months ended March 31, 2019 and 2018 was primarily related to income taxes of the Company’s non-U.S. operations.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted which, among other things, lowered the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates Global Intangible Low Taxed Income ("GILTI") to tax certain foreign sourced earnings. As of December 31, 2018, the Company has concluded the accounting under the TCJA within the time period set forth in Staff Accounting Bulletin 118. There was no provision impact of TCJA on the 2018 financial statements due to full valuation allowance on US deferred tax assets. In addition, the Company has elected to treat GILTI inclusion accounting impact as a current period expense. As of March 31, 2019, the TCJA has no material impact on the financial statements due to full valuation allowance on US deferred tax assets.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company adopted ASU 2016-16 on a modified retrospective basis effective January 1, 2018. Upon adoption of this standard on January 1, 2018, the Company recorded $1.8 million to accumulated deficit balance for intra-entity transfer of an asset other than inventory in prior years.
As of March 31, 2019, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2018.
Note 16. Subsequent events
In April 2019, the Company repaid $5.0 million to Wells Fargo under the Credit Facility.
In April 2019, the Company completed the sale of 100% interest in the operations of NeoPhotonics Corporation, LLC, the Company's manufacturing operations in Russia to Joint Stock Company Rusnano, a related party. In connection with the sale, the Company received $2.0 million in cash and settled the $2.0 million exit fee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2019 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.
This Quarterly Report on Form 10-Q for the period ended March 31, 2019 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2019 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 8, 2019.  Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Business Overview
We develop, manufacture and sell optoelectronic products that transmit, receive, modify and switch high speed digital optical signals for communications networks and related applications. Our products address the highest speed over distance applications and are designed for 100G and beyond data rates, such as at 200G, 400G, 600G and 800G per second rates on a single wavelength for telecom and hyper-scale data center, or content provider, networks. We sell our products to the world’s leading network equipment manufacturers, including Ciena Corporation ("Ciena"), Cisco Systems, Inc., Fiberhome Technologies, Ltd. ("Fiberhome"), Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies, Ltd. (collectively “Huawei”) and Nokia (formerly Alcatel-Lucent, which was acquired by Nokia in January 2016). These companies are among our largest customers and a focus of our strategy due to their leading market positions.
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
Our High Speed Products for data rates of 100G, 400G, 600G and beyond use our Advanced Hybrid Photonic Integration technology. These products using our advanced technology are the core focus of our strategy, and we believe that they are an important competitive differentiator. Our strategic focus on high speed components and coherent solutions recognizes the explosion of optics in converged edge network applications and we are expanding to new markets ranging from data centers to cable television to autonomous vehicle navigation. We align our product group reporting to “High Speed Products”, which includes products designed for 100G and beyond communications applications, and “Network Products and Solutions,” which comprises all products designed for applications that do not have data rates at or above 100G.

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
Our coherent module solutions leverage our high performance and high speed components. Our CFP-DCO 100G coherent module is shipping to customers deploying links in metro networks and switch/router connection applications where high signal clarity is key. We further demonstrated at OFC in March 2019 our 100G coherent CFP2-DCO module.
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
While supporting our customers' current needs with these advanced components, we are also preparing for their next generation needs by taking steps to integrate and reduce the size of the optics by approximately a factor of two while maintaining the high performance necessary for 400G, 600G and 800G per wavelength. We recently introduced and demonstrated our Coherent Optical Subassembly, or COSA, which integrates our 64GBaud coherent driver-modulator and our coherent receiver in a compact package that occupies less than half the space of the equivalent discrete components. Alongside this, we introduced and are now shipping in limited availability our “Nano” ultra-narrow linewidth external cavity integrable tunable laser assembly, similarly reduces the size in half or more while featuring the industry leading linewidth and power consumption of our external cavity laser.
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
In September 2017, China Mobile Communications Corporation awarded tenders for new provincial deployments to Huawei, ZTE Corporation and Fiberhome. This was followed in October 2017 by the issue of tenders by China United Network Communications Group Co., Ltd., or China Unicom. Due to these and other smaller tender awards we experienced a more normalized demand environment in China beginning in the second quarter of 2018 and continuing through the rest of the year and into 2019.
At the same time, through 2018 and continuing into 2019 we experienced increased demand for certain of our High Speed Products that are used in metro and data center interconnect (DCI) applications in North America and Europe. DCI deployments in North America were particularly strong, and our products for these applications were shipped to contract manufacturers for our system manufacturer customers.
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
Revenue was $79.4 million in the three months ended March 31, 2019, compared to $68.6 million in the same period in 2018 primarily due to volume growth in the Americas, including through off-shore contract manufacturers, and in China due continued domestic deployments plus exports for international deployments. Our gross profit was 20% of revenue in the three months ended March 31, 2019, compared to 13% of revenue in the three months ended March 31, 2018, primarily attributable to improved factory utilization on higher volumes and improved product mix to higher data rates.
In the three months ended March 31, 2019, High Speed Products represented approximately 88% of total revenue, or $70.2 million and Network Products and Solutions represented approximately 12% of total revenue, or $9.2 million.  In the three months ended March 31, 2018, High Speed Products were 86% of total revenue, or $59.1 million and Network Products and Solutions represented approximately 14% of total revenue, or $9.5 million.
Critical accounting policies and estimates
Other than the policy changes disclosed in Note 1 in Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Report, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations
Revenue
Our business is focused on the highest speed digital optics and signal processing communications applications. In the three months ended March 31, 2019, our High Speed Products for data rates of 100G and beyond comprised 88% of our revenues.
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

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Total revenue	$79,366	$68,586	$10,780	16%

We generate most of our revenue from a limited number of customers. Huawei has consistently been our largest customer, which was again the case in the three months ended March 31, 2019, as it accounted for approximately 49% of our revenue. One other customer accounted for an additional 24% of our revenue for the three months ended March 31, 2019. In the three months ended March 31, 2018, Huawei and one other customer accounted for approximately 48% and 19% of our revenue, respectively.
In addition to Huawei, we have several large customers which may or may not exceed 10% of revenue in any given quarter. After Huawei, our next four largest customers accounted for an additional 37% and 36% of our revenue in the three months ended March 31, 2019 and 2018, respectively.
We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. As of March 31, 2019, three customers accounted for 39%, 17% and 10% of total accounts receivable and as of December 31, 2018, two customers accounted for 35% and 17% of total accounts receivable.

Three Months Ended March 31, 2019 Compared With Three Months Ended March 31, 2018
Revenue increased $10.8 million, or 16%, in the three months ended March 31, 2019, compared to the same period in 2018, as described in "Business Overview" above reflecting a recovery in volume. In the three months ended March 31, 2019, High Speed Products represented approximately 88% of total revenue, compared to 86% of total revenue in the same period in 2018, while Network Products and Solutions represented approximately 12% of total revenue in the three months ended March 31, 2019, compared to approximately 14% of total revenue in the same period a year ago. In the three months ended March 31, 2019, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer, was 57%, 18% and 25% of total revenue, respectively, compared to 61%, 18% and 21% of total revenue, respectively, in the same period in 2018.
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
As a manufacturing company, our margins are sensitive to changes in volume and factory utilization. Increasing strength in demand with increasing volume growth across various product lines contributed to the increase in our gross profit in the three months ended March 31, 2019 compared to the same period 2018.
The China government has recently imposed tariffs affecting products manufactured in the United States. Certain products manufactured in our U.S. operations have been included in the tariffs imposed on imports into China from the United States. Going forward, we expect these tariffs, as currently applied, will increase our cost of goods sold by as much as one percentage point for as long as the tariffs remain in place.

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Cost of goods sold	63,629	59,404	$4,225	7%
Gross profit	15,737	9,182	$6,555	71%

	Three Months Ended March 31,
	2019	2018
Gross profit as a % of revenue	20%	13%
Three Months Ended March 31, 2019 Compared With Three Months Ended March 31, 2018
Gross profit increased $6.6 million, or 71%, to $15.7 million in the three months ended March 31, 2019, compared to $9.2 million in the same period in 2018. Gross margin increased by approximately 7 percentage points to 20% in the three months ended March 31, 2019, compared to the same period in 2018. The improvement in gross margin was driven by approximately 8 percentage points of improved standard margins and favorable production variances, 4 percentage points from sales of fully reserved products and partially offset by 4 percentage points of underabsorbed manufacturing spending and 2 percentage points due to accelerated depreciation on end of life equipment.

Operating expenses
Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation.

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Research and development	$14,683	$13,888	$795	6%
Sales and marketing	4,603	4,124	479	12%
General and administrative	7,753	7,650	103	1%
Amortization of purchased intangible assets	119	119	—	—%
Asset sale related costs	329	14	315	2,250%
Restructuring charges	179	31	148	477%
Total operating expenses	$27,666	$25,826	$1,840	7%

Research and development
Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.
Three Months Ended March 31, 2019 Compared With Three Months Ended March 31, 2018
Research and development expense increased by $0.8 million, or 6%, in the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily due to increases of $0.4 million in compensation related expenses, $0.4 million in outside services and $0.2 million for increased costs due to lower grants received and allocations partially offset by a $0.3 million decrease in development expenses.
Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.
Three Months Ended March 31, 2019 Compared With Three Months Ended March 31, 2018
Sales and marketing expense increased $0.5 million, or 12%, in the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily due to higher compensation related expenses of $0.2 million, an increase in costs due to lower bad debt recovery of $0.2 million and increased spending on software contracts of $0.1 million.
General and administrative
General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance,  human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.
Three Months Ended March 31, 2019 Compared With Three Months Ended March 31, 2018
General and administrative expense increased by $0.1 million, or 1%, in the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily due to a $0.6 million in compensation related costs and partially offset by a $0.5 million decrease in professional services.
Amortization of purchased intangible assets
Our intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships and other agreements are recorded within operating expenses.
Asset sale related costs

We incurred $0.3 million in the three months ended March 31, 2019 in asset sale related costs for legal and other professional services.
Restructuring charges
We incurred $0.2 million in the three months ended March 31, 2019 in restructuring charges related to the disposal of NeoPhotonics Corporation, LLC, the Company's manufacturing operations in Russia.
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

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Interest income	$99	$93	$6	6%
Interest expense	(493)	(708)	215	(30)%
Other income (expense), net	(1,598)	(349)	(1,249)	358%
Total	$(1,992)	$(964)	$(1,028)	107%
Interest expense included in interest and other income (expense), decreased in the three months ended March 31, 2019, as compared to the same periods in 2018. The decrease in interest expense was due to a decrease in outstanding borrowings during the three months ended March 31, 2019. Other income (expense), net included in interest and other income (expense), increased in the three months ended March 31, 2019, as compared to the same periods in 2018, primarily due to the increased purchasing value of U.S. dollar relative to other currencies.
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

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Income tax (provision) benefit	(170)	(638)	$468	(73)%
Our income tax (provision) benefit in the three months ended March 31, 2019 and 2018 was primarily related to the income tax provision on the income of our non-U.S. operations.
Liquidity and capital resources
As of March 31, 2019, we had working capital of $111.4 million, including total cash, cash equivalents, short-term investments and restricted cash of $78.9 million. Approximately 27% of our total cash, cash equivalents, short-term investments and restricted cash were held by our foreign entities, including approximately $17.0 million in accounts held by our subsidiaries in China, of which $11.5 million was in restricted cash, and approximately $4.1 million in accounts held by our subsidiary in Japan. Cash, cash equivalents, investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.
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

In September 2017 we entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent for a lender group (the "Wells Fargo Credit Facility" or "Credit Facility").
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
The Credit Facility agreement requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Borrowing Base calculation contains a customary provision that gives the lender the ability to reduce the Borrowing Base by reserves that are subjectively determinable, which is considered a subjective acceleration clause. We are required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million must be unused borrowing capacity. Borrowings under the Credit Facility are collateralized by substantially all of our assets. We were in compliance with the covenants of this Credit Facility as of March 31, 2019. As of March 31, 2019, the outstanding balance under the Credit Facility was $36.3 million and the weighted average rate under the LIBOR option was 4.74%. The remaining borrowing capacity as of March 31, 2019 was $13.7 million of which $5.0 million is required to be maintained as unused borrowing capacity.
We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of March 31, 2019, our subsidiary in China had two line of credit facilities with banking institutions.
As of March 31, 2019 and December 31, 2018, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities had an outstanding balance of $2.3 million and $4.8 million, respectively. Compensating balances relating to these credit facilities totaled $2.6 million and $2.6 million, respectively, as of March 31, 2019 and December 31, 2018. Compensating balances are classified as restricted cash on our condensed consolidated balance sheets.
As of March 31, 2019, we had two loan arrangements with MUFG Bank, Ltd. (collectively the “Mitsubishi Bank Term Loans”) and a third loan arrangement with the MUFG Bank, Ltd. and The Yamanashi Chou Bank, Ltd. One of Mitsubishi Bank Term Loans requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on this loan accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by real estate collateral. The second term loan of 690 million JPY (approximately $6.2 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan was available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.2 million) under this loan was fully drawn in March 2017. In January 2018, the Company entered into a term loan agreement with MUFG Bank, Ltd. and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $7.7 million) (the "Mitsubishi-Yamanashi Term Loan"). The Mitsubishi-Yamanashi Term Loan was available from January 29, 2018 to January 29, 2025.  The full amount of the Mitsubishi-Yamanashi Term Loan was drawn on January 29, 2018. Interest on the Mitsubishi-Yamanashi Term Loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Mitsubishi-Yamanashi Term Loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. As of March 31, 2019, our aggregate outstanding principal balance under Mitsubishi Bank Term Loans and Mitsubishi-Yamanashi Term Loan was 1.9 billion JPY (approximately $17.1 million). See Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months. Historically, we have collected on the notes receivable in full at the time of maturity.
In the first three months of 2019, we generated operating losses of $11.9 million and cash from operations was $8.7 million. We had an accumulated deficit of $411.6 million as of March 31, 2019. Through 2017 and the early part of 2018, the

Company's operating results and cash flows were negatively affected by demand that was lower than customer estimates that were used to put capacity in place in 2016 and 2017. In the second half of 2018, demand continued to strengthen, primarily due to volume growth in the Americas as a result of metro and, particularly, data center interconnect deployments, as well as being the result of increased domestic provincial deployments in China plus exports by Chinese OEMs for international deployments.
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
As of March 31, 2019, the remaining borrowing capacity under our revolving line of credit agreement with Wells Fargo, was $13.7 million of which $5.0 million is required to be maintained as unused borrowing capacity. In April 2019, we repaid $5.0 million to Wells Fargo, which was included in long-term debt as of March 31, 2019. Additionally, we had $2.3 million of notes payable and $3.0 million of current portion of long-term debt as of March 31, 2019, which we plan to pay out of our existing available cash.
In China, when there is a case pending in judicial court, banks may choose to limit borrowing against existing credit lines, regardless of the legitimacy of the case. We have a dispute pending with APAT OE in judicial court (See Note 12 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report). We do not expect to make any additional draws against our credit facilities in China until this matter is resolved. We have less expensive cash and credit lines available in the U.S., and believe this will not impact our operations in China.
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
Rusnano Rights Agreement
Under our amended rights agreement, dated June 30, 2015, with Rusnano, one of our principal stockholders, we agreed to make a $30.0 million investment commitment (the “Investment Commitment”) toward our Russian operations. If certain of the Investment Commitments were not achieved in the indicated time frames through 2019, we had the ability to exit our Russian operations by paying an exit fee of up to $2.0 million at that time. See Note 12 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.
In April 2019, we completed the sale of 100% interest in the operations of NeoPhotonics Corporation, LLC, our manufacturing operations in Russia, to Rusnano. In connection with the sale, we received $2.0 million in cash and settled the $2.0 million exit fee.
Cash flow discussion
The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by (used in) operating activities	$8,699	$(3,456)
Net cash used in investing activities	(3,639)	(6,755)
Net cash (used in) provided by financing activities	(3,281)	2,964
Effect of exchange rates on cash, cash equivalents and restricted cash	353	272
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,132	$(6,975)

Operating activities
Net cash provided by operating activities was $8.7 million in the three months ended March 31, 2019, compared to $3.5 million net cash used in operating activities in the same 2018 period. The net cash provided by operating activities increased primarily due to a lower net loss from operations of $4.2 million, a decrease of $1.6 million in foreign currency hedges, a $10.1 million primarily due to higher collection of accounts receivable and partially offset by a decrease in accrued and other liabilities of $2.6 million and a $2.4 million decrease in prepaid expenses when compared to 2018.
Investing activities
Net cash used in investing activities was $3.6 million in the three months ended March 31, 2019, compared to $6.8 million used in investing activities in the same 2018 period. The decrease in cash flows from investing activities was primarily due to a decrease in purchases of property, plant and equipment of $4.7 million and partially offset by a decrease of $1.6 million in settlement of foreign currency hedges when compared to 2018.
Financing activities
Net cash used in financing activities was $3.3 million in the three months ended March 31, 2019, compared to $3.0 million provided by financing activities in the same 2018 period. The decrease in cash flows from financing activities was primarily due to an increase in net payments under our credit facilities and term loans of $3.4 million, a net increase in net payments of notes payable of $2.4 million and a net decrease in proceeds from government grants of $0.5 million when compared to the same period in 2018.
Off-balance Sheet Arrangements
As of March 31, 2019, we did not have any significant off-balance sheet arrangements.
Recent Accounting Pronouncements
See Note 1 “Basis of presentation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Starting in July 2016, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations, related to RMB on our inter-company receivables and payables. Beginning in the three months ended September 30, 2018, we have temporarily discontinued entering into forward exchange contracts. This may increase the risks to us arising from the short-term impact of foreign currency fluctuations. Other than the foregoing, our exposures to other market risk have not changed materially since December 31, 2018. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a discussion of our current legal proceedings, please refer to the information set forth under the “Litigation” section in Note 12, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
Except for those risk factors denoted by an asterisk (*), the risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 8, 2019, which risk factors are set forth below.
Risks Associated with Our Business
We are dependent on Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies Co., Ltd. and on one other customer for a large portion of our revenue and the loss of, or a significant reduction in orders in any period from Huawei may reduce our revenue and adversely impact our results of operations.*
In the three months ended March 31, 2019 and 2018, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (collectively “Huawei”) accounted for approximately 49% and 48% of our revenue, respectively, and one other customer accounted for approximately 24% and 19% of our revenue, respectively. The loss of, or a significant reduction in orders from either of these major customer would materially and adversely affect our revenue and results of operations.
The telecommunications systems market is concentrated with approximately ten global network equipment manufacturing companies having collectively more than 90% market share. As to the size, scale and technological complexity of requirements on these global network equipment companies, gain of market share by one such customer is generally resulting in a gain of share by another of our customers.
We are subject to risks and uncertainties related to our revenue growth outlook in China.
Fiber optics telecommunication growth in China is an important contributor to our success. We expect a major portion of our revenue to come from China infrastructure spending in wireline and wireless networks, notably from the three largest China telecom carriers, China Mobile Communications Corporation, China Telecommunications Corporation and China United Network Communications Group Co., Ltd. In part, this infrastructure spending originates from the publicly announced China Broadband 2020 and related initiatives. In 2017, slower than anticipated spending and tender awards from the China telecom carriers, reduced spending under these tender awards initiatives and excess inventory accumulated and held by our leading customers in China, adversely affected our financial condition and results of operations. While these conditions improved in 2018 and in the first quarter of 2019, if the anticipated Chinese spending and carrier tender awards do not increase as anticipated, or if there are further unanticipated and/or prolonged delays in the Chinese initiative, our business, financial condition, results of operations and prospects would be further adversely affected.

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
We have had a history of losses and we may incur additional losses in future periods. As of March 31, 2019, our accumulated deficit was $411.6 million. We continue to review our expenditures related to the ongoing operations of our business for their effectiveness. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations. Operations and assets that are deemed to be less effective may be subject to restructuring, which could lead to increased operating losses in future periods when and if restructuring charges are incurred.
Changes in U.S. and international trade policies, particularly with regard to China, may adversely impact our business and operating results.
The U.S. government has recently made statements and taken certain actions that change U.S. trade policies, including recently-imposed tariffs affecting certain products manufactured in China. Some products manufactured by our Chinese affiliates are subject to these recently imposed tariffs if imported into the United States. In addition, the China government has taken certain reciprocal actions, including recently imposed tariffs affecting certain products manufactured in the United States. Certain of our products manufactured in our U.S. operations have been included in the tariffs imposed on imports into China from the United States. Going forward, we expect these tariffs, as currently applied, will increase our cost of goods sold by about one percentage point for as long as the tariffs remain in place.
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
We have generated most of our revenue from a limited number of customers.  In the three months ending March 31, 2019 and 2018, our top five customers represented 87% and 84% of our revenue respectively. The loss of, or a significant reduction in orders from these major customers or any of our other key customers would materially and adversely affect our revenue and results of operations.
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
Manufacturing problems and supply constraints could impact manufacturing yields or result in delays in product shipments to customers and could adversely affect our revenue, competitive position and reputation.*
We may experience delays, disruptions or quality control problems in our manufacturing operations or supply chain constraints, which could adversely impact manufacturing volumes, yields or delay product shipments. As a result, we could incur additional costs that would adversely affect our gross margin, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenue, competitive position and reputation.
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
Further, our products contain purchased components including electronic components. It is possible that such purchased items could contain quality defects, manufacturing defects, performance problems or even counterfeit substitutes, each of which could result in manufacturing issues. As a result, we could incur additional costs that would adversely affect our gross margin, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenue, competitive position and reputation.
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

If we fail to protect our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.*
Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. We have applied for patent registrations in the U.S. and in other foreign countries, some of which have been issued. We cannot guarantee that our pending applications will be approved by the applicable governmental authorities.
Similarly we must protect all company data as it pertains to customers, products and product designs, technology and technology related trade secrets, plus customer and supplier and personal data of suppliers, customers and personnel. We rely on a combination of these important data elements to establish and protect multiple aspects of our business, and loss of data, breaching of data or stealing of such data could hard the company.
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
It could be discovered that our products contain defects that may cause us to incur significant costs, divert our attention, result in a loss of customers and result in product liability claims.*
Our products are complex and undergo quality testing as well as formal qualification, both by our customers and by us. For various reasons, such as the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. Any significant product failure could result in lost future sales of the affected product and other products, as well as customer relations problems and litigation, which could harm our business.
Further, our products contain purchased components including electronic components. It is possible that such purchased items could contain quality defects, manufacturing defects, performance problems or even counterfeit substitutes. Any significant product failure that is the result of such defects could result in lost future sales as well as customer relations problems and litigation, which could harm our business.

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
Since July 2016, we entered into hedging transactions to reduce the short-term impact of foreign currency fluctuations. Beginning in the second half of 2018, we temporarily discontinued entering into foreign currency forward contracts. This may increase the risks to us arising from the short-term impact of foreign currency fluctuations. If we resume using hedging transactions to reduce our risks in this area, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure. In addition, our currency exchange variations may be magnified by Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency.
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
Risks Related to Our Operations in China
Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 26% as of March 31, 2019, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.
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
Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital, as well as to allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. As of March 31, 2019 and December 31, 2018, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. Accordingly, we may not be able to move our capital easily, which could harm our business.

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

NeoPhotonics Corporation

Date:	May 7, 2019	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)