Form 10-Q
period 2019-06-30
NEOPHOTONICS CORP
filed 2019-08-07
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
As of July 31, 2019, there were approximately 47,407,654 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION
For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	June 30, 2019	December 31, 2018
(In thousands, except par data)
ASSETS
Current assets:
Cash and cash equivalents	$55,107	$58,185
Short-term investments	7,567	7,481
Restricted cash	11,533	11,053
Accounts receivable, net of allowance for doubtful accounts	59,623	74,751
Inventories	48,795	52,159
Assets held for sale	—	2,971
Prepaid expenses and other current assets	23,397	26,605
Total current assets	206,022	233,205
Property, plant and equipment, net	89,283	100,090
Operating lease right-of-use assets	16,520	—
Purchased intangible assets, net	2,532	3,018
Goodwill	1,115	1,115
Other long-term assets	3,144	3,148
Total assets	$318,616	$340,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,857	$58,403
Notes payable and short-term borrowing	—	4,795
Current portion of long-term debt	3,048	2,897
Accrued and other current liabilities	43,020	50,288
Total current liabilities	97,925	116,383
Long-term debt, net of current portion	45,181	50,454
Operating lease liabilities, noncurrent	17,577	—
Other noncurrent liabilities	9,949	13,499
Total liabilities	170,632	180,336
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
As of June 30, 2019, 47,152 shares issued and outstanding; as of December 31, 2018, 46,378 shares issued and outstanding	118	116
Additional paid-in capital	572,734	564,722
Accumulated other comprehensive loss	(5,979)	(7,126)
Accumulated deficit	(418,889)	(397,472)
Total stockholders’ equity	147,984	160,240
Total liabilities and stockholders’ equity	$318,616	$340,576
See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands, except per share data)	2019	2018	2019	2018
Revenue	$81,690	$81,102	$161,056	$149,688
Cost of goods sold	66,015	65,630	129,644	125,034
Gross profit	15,675	15,472	31,412	24,654
Operating expenses:
Research and development	13,793	13,243	28,476	27,131
Sales and marketing	3,623	3,891	8,226	8,015
General and administrative	7,174	7,267	14,927	14,917
Amortization of purchased intangible assets	—	120	119	239
Asset sale related costs	47	79	376	93
Restructuring charges	79	622	258	653
Gain on asset sale	(817)	—	(817)	—
Total operating expenses	23,899	25,222	51,565	51,048
Loss from operations	(8,224)	(9,750)	(20,153)	(26,394)
Interest income	99	122	198	215
Interest expense	(496)	(759)	(989)	(1,467)
Other income (expense), net	1,090	930	(508)	581
Total interest and other income (expense), net	693	293	(1,299)	(671)
Loss before income taxes	(7,531)	(9,457)	(21,452)	(27,065)
Income tax benefit (provision)	205	(1,080)	35	(1,718)
Net loss	$(7,326)	$(10,537)	$(21,417)	$(28,783)

Basic net loss per share	$(0.16)	$(0.24)	$(0.46)	$(0.65)
Diluted net loss per share	$(0.16)	$(0.24)	$(0.46)	$(0.65)
Weighted average shares used to compute basic net loss per share	46,754	44,665	46,585	44,463
Weighted average shares used to compute diluted net loss per share	46,754	44,665	46,585	44,463

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2019	2018	2019	2018
Net loss	$(7,326)	$(10,537)	$(21,417)	$(28,783)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(1,790)	(8,482)	1,147	(2,380)
Unrealized gains on available-for-sale securities, net of zero tax	—	—	—	1
Total other comprehensive income (loss)	(1,790)	(8,482)	1,147	(2,379)
Comprehensive loss	$(9,116)	$(19,019)	$(20,270)	$(31,162)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at March 31, 2019	46,455	$116	$568,194	$(4,189)	$(411,563)	$152,558
Comprehensive loss	—	—	—	(1,790)	(7,326)	(9,116)
Issuance of common stock upon exercise of stock options	118	—	406	—	—	406
Issuance of common stock under employee stock purchase plan	254	1	1,234	—	—	1,235
Issuance of common stock for vested restricted stock units	381	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(56)	—	(245)	—	—	(245)
Stock-based compensation costs	—	—	3,146	—	—	3,146
Balances at June 30, 2019	47,152	$118	$572,734	$(5,979)	$(418,889)	$147,984

Three Months Ended June 30, 2018	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at March 31, 2018	44,314	$111	$549,189	$6,501	$(372,081)	$183,720
Comprehensive loss	—	—	—	(8,482)	(10,537)	(19,019)
Issuance of common stock upon exercise of stock options	149	—	561	—	—	561
Issuance of common stock under employee stock purchase plan	234	1	1,241	—	—	1,242
Issuance of common stock for vested restricted stock units	248	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(39)	—	(216)	—	—	(216)
Stock-based compensation costs	—	—	3,170	—	—	3,170
Balances at June 30, 2018	44,906	$112	$553,945	$(1,981)	$(382,618)	$169,458

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Six Months Ended June 30, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2018	46,378	$116	$564,722	$(7,126)	$(397,472)	$160,240
Comprehensive income (loss)	—	—	—	1,147	(21,417)	(20,270)
Issuance of common stock upon exercise of stock options	166	—	572	—	—	572
Issuance of common stock under employee stock purchase plan	254	1	1,234	—	—	1,235
Issuance of common stock for vested restricted stock units	423	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(69)	—	(327)	—	—	(327)
Stock-based compensation costs	—	—	6,534	—	—	6,534
Balances at June 30, 2019	47,152	$118	$572,734	$(5,979)	$(418,889)	$147,984

Six Months Ended June 30, 2018	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2017	44,219	$111	$545,953	$398	$(352,011)	$194,451
Impact of adoption of new accounting standard ASU 2016-16	—	—	—	—	(1,824)	(1,824)
Comprehensive loss	—	—	—	(2,379)	(28,783)	(31,162)
Issuance of common stock upon exercise of stock options	189	—	703	—	—	703
Issuance of common stock under employee stock purchase plan	234	1	1,241	—	—	1,242
Issuance of common stock for vested restricted stock units	312	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(48)	—	(276)	—	—	(276)
Stock-based compensation costs	—	—	6,324	—	—	6,324
Balances at June 30, 2018	44,906	$112	$553,945	$(1,981)	$(382,618)	$169,458

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

(In thousands)	2019	2018
Cash flows from operating activities
Net loss	$(21,417)	$(28,783)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,942	15,911
Stock-based compensation expense	6,343	6,486
Deferred taxes	—	(42)
Others	216	214
Loss (gain) on sale of assets and other write-offs	(541)	43
Loss on foreign currency hedges	—	1,005
Allowance for doubtful accounts	(8)	(101)
Write-down of inventories	5,479	1,857
Amortization of operating lease right-of-use assets	872	—
Foreign currency remeasurement	614	(1,123)
Change in assets and liabilities, net of effects of asset sale:
Accounts receivable	15,163	(9,981)
Inventories	(2,103)	4,173
Prepaid expenses and other assets	3,053	5,565
Accounts payable	(6,933)	94
Accrued and other liabilities	(8,247)	148
Net cash provided by (used in) operating activities	9,433	(4,534)
Cash flows from investing activities
Purchase of property, plant and equipment	(4,042)	(10,653)
Proceeds from sale of property, plant and equipment and other assets	1,986	15
Purchase of marketable securities	(86)	(840)
Proceeds from maturity of marketable securities	—	750
Settlement of foreign currency hedges	—	1,003
Net cash used in investing activities	(2,142)	(9,725)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	1,807	1,933
Tax withholding on restricted stock units	(327)	(276)
Proceeds from bank loans, net of debt issuance costs	5,000	24,419
Repayment of bank loans	(11,529)	(39,603)
Proceeds from issuance of notes payable	—	2,039
Repayment of notes payable	(4,860)	(1,676)
Repayment of finance lease liabilities	(46)	—
Proceeds from government grants	—	1,257
Net cash used in financing activities	(9,955)	(11,907)
Effect of exchange rates on cash, cash equivalents and restricted cash	66	(176)
Net decrease in cash, cash equivalents and restricted cash	(2,598)	(26,342)
Cash, cash equivalents and restricted cash at the beginning of the period	69,238	81,564
Cash, cash equivalents and restricted cash at the end of the period	$66,640	$55,222
Supplemental disclosure of non-cash investing and financing activities:
Decrease (increase) in unpaid property, plant and equipment	$(1)	$6,943

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of presentation and significant accounting policies
Basis of Presentation and Consolidation
The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.
Going Concern
Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires an entity to disclose information about its potential inability to continue as a going concern when conditions and events indicate that it is probable that the entity may be unable to meet its obligations as they become due within one year. Management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Quarterly Report on Form 10-Q with the SEC in August 2019. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
As of June 30, 2019, the Company’s working capital was $108.1 million, including available cash, cash equivalents, short-term investments and restricted cash of approximately $74.2 million. In the first six months of 2019, the Company had operating losses of $20.2 million and net cash provided by operations of $9.4 million. The Company had an accumulated deficit of approximately $418.9 million as of June 30, 2019.
In September 2017, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") which provides for borrowings under an accounts receivable based formula up to a maximum of $50.0 million. As of June 30, 2019, $31.7 million was outstanding under this line. The remaining borrowing capacity as of June 30, 2019 was $13.7 million, of which $5.0 million is required to be maintained as unused borrowing capacity. Borrowings under the Wells Fargo line are not due until June 30, 2022 as long as the borrowing base is not less than the outstanding amount (See Note 9). Additionally, the Company had $3.0 million of current portion of long-term debt as of June 30, 2019, which it plans to pay out of its existing available cash.
On May 16, 2019, the U.S. Commerce Department ‘s Bureau of Industry and Security, or BIS, added Huawei and certain affiliates to the BIS Entity List, with an effective date of May 21, 2019. This denies Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations (EAR). As Huawei is the Company’s largest customer, this is expected to have a material impact on the forecasted revenue and profitability for the Company. To adjust to the revised forecast, the Company has adjusted capital expenditures, operating expenditures, project plans and reset incoming materials to adjust to changing demand levels. The company continues to implement actions to improve cash flow and profitability.
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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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
Concentration
In the three months ended June 30, 2019, Huawei Technologies Co. Ltd. and its affiliate HiSilicon Technologies (together with Huawei Technologies Co. Ltd., "Huawei") accounted for approximately 36% of the Company's total revenue. One other customer was greater than 10% and the Company’s top five customers represented approximately 84% of the Company’s total revenue. In the three months ended June 30, 2018, Huawei accounted for approximately 43% of the Company's total revenue. Two other customers were each greater than 10% and the Company’s top five customers represented approximately 90% of the Company’s total revenue. In the six months ended June 30, 2019, Huawei accounted for approximately 43% of the Company's total revenue. One other customer was greater than 10% and the Company’s top five customers represented approximately 85% of the Company’s total revenue. In the six months ended June 30, 2018, Huawei accounted for approximately 46% of the Company's total revenue. Two other customers were each greater than 10% and the Company’s top five customers represented approximately 87% of the Company’s total revenue.
As of June 30, 2019, four customers each accounted for more than 10% of the Company’s accounts receivable. As of December 31, 2018, two customers each accounted for more than 10% of the Company’s accounts receivable.
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
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on observed market data and other information available at the lease commencement date. The operating lease ROU assets also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not record leases on the condensed consolidated balance sheet with a term of one year or less. The Company does not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Variable lease payments are expensed as incurred and are not included within the operating lease ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. Lease expense for minimum operating lease payments is recognized on a straight-line basis over the lease term.

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
There have been no other changes in the Company’s significant accounting policies in the six months ended June 30, 2019, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2018.
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
Nature of products
Revenue from sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
High Speed Products	$72,860	$69,754	$143,028	$128,843
Network Products and Solutions	8,830	11,348	18,028	20,845
Total revenue	$81,690	$81,102	$161,056	$149,688
The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
China	$38,943	$46,111	$84,490	$87,783
Americas	19,596	17,694	33,425	29,901
Rest of world	23,151	17,297	43,141	32,004
Total revenue	$81,690	$81,102	$161,056	$149,688
Certain prior period amounts have been reclassified to conform to the current period presentation.
Deferred revenue
The Company records deferred revenue when cash payments are received or due in advance of our performance. Refer to Note 7 for disclosure of deferred revenue balances. The increase in the deferred revenue balance during the three and six months ended June 30, 2019 was immaterial, offset by approximately $0.2 million and $0.8 million of revenue recognized during the three and six months ended June 30, 2019, respectively, that was included in the deferred revenue balance as of December 31, 2018. The increase in the deferred revenue balance during the three and six months ended June 30, 2018 was immaterial, offset by approximately $0.2 million and $0.6 million of revenue recognized during the three and six months ended June 30, 2018, respectively, that was included in the deferred revenue balance as of December 31, 2017.
Contract assets
The Company records contract assets when the revenue is recognized but the customer payment is contingent on a future event. The balance of contract assets as of June 30, 2019 and December 31, 2018 was immaterial.
Refund liabilities
The Company records refund liabilities when the contract permits the customer to return the product if certain circumstances arise. The balance of refund liabilities as of June 30, 2019 and December 31, 2018 was immaterial.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Net loss per share
The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(7,326)	$(10,537)	$(21,417)	$(28,783)
Denominator:
Weighted average shares used to compute per share amount:
Basic	46,754	44,665	46,585	44,463
Diluted	46,754	44,665	46,585	44,463

Basic net loss per share	$(0.16)	$(0.24)	$(0.46)	$(0.65)
Diluted net loss per share	$(0.16)	$(0.24)	$(0.46)	$(0.65)

The Company has excluded the impact of the following outstanding employee stock options and restricted stock units as well as the shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	June 30, 2019	June 30, 2018
Employee stock options	2,963	3,860
Restricted stock units	2,208	3,279
Market-based restricted stock units	647	—
Employee stock purchase plan	263	193
	6,081	7,332
Note 4. Cash, cash equivalents, short-term investments, and restricted cash
The following table summarizes the Company’s cash, cash equivalents, short-term investments and restricted cash (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$55,107	$58,185
Cash equivalents	—	—
Cash and cash equivalents	$55,107	$58,185
Short-term investments	$7,567	$7,481
Restricted cash	$11,533	$11,053

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$55,107	$58,185
Restricted cash	11,533	11,053
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$66,640	$69,238

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes the Company’s unrealized gains and losses related to its cash equivalents and short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of June 30, 2019				As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$7,567	$—	$—	$7,567	$7,481	$—	$—	$7,481
Reported as:
Short-term investments				$7,567				$7,481

As of June 30, 2019 and December 31, 2018, maturities of marketable securities were less than 1 year. There were no realized gains and losses on the sale of marketable securities during the three and six months ended June 30, 2019 and 2018. The Company did not recognize any impairment losses on its marketable securities during the three and six months ended June 30, 2019 or 2018. As of June 30, 2019, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.
Note 5.  Fair value disclosures
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2019				As of December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments:
Money market funds	$7,567	$—	$—	$7,567	$7,481	$—	$—	$7,481
Other long-term assets:
Mutual funds held in Rabbi Trust	$560	$—	$—	$560	$465	$—	$—	$465
Liabilities
Accrued and other current liabilities:
Rusnano payment derivative	$—	$—	$—	$—	$—	$—	$2,000	$2,000

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at June 30, 2019. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As of June 30, 2019 and December 31, 2018 the Company had no assets or liabilities required to be measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value
The carrying values of accounts receivable, accounts payable, notes payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The estimated fair value of the Company's long-term debt approximated its carrying value as of June 30, 2019 and December 31, 2018, as the interest rates approximated rates currently available to the Company on the issuance of liabilities with a similar maturity. This estimate is considered to be a level 2 fair value measurement.
Note 6.  Asset Sale
NeoRussia
In April 2019, the Company completed the sale of 100% interest in the operations of NeoPhotonics Corporation, LLC (NeoRussia), the Company’s manufacturing operations in Russia, to Joint Stock Company Rusnano (“Rusnano”), a related party. As consideration for the sale, the Company received $2.0 million in cash and settled the $2.0 million Rusnano payment derivative recorded in accrued and other current liabilities.
As of March 31, 2019, assets held for sale was $3.1 million, consisting primarily of $2.6 million of property, plant and equipment and $0.5 million of prepaid expenses and other current assets. After the transfer of assets held for sale and $0.1 million of cash held in the subsidiary, reversal of $0.2 million of loss on sale accrued in the three months ended December 31, 2018 and write off of $0.2 million of accumulated other comprehensive loss along with expenses associated with the sale, the Company recognized a gain on asset sale of approximately $0.8 million within operating expenses in the three months ended June 30, 2019.
APAT
In January 2017, the Company completed the sale of its Low Speed Transceiver Products’ assets to APAT OE pursuant to an asset purchase agreement dated December 14, 2016 for consideration of approximately $25.0 million (in RMB equivalent) plus approximately $1.4 million (in RMB equivalent) post-closing transaction service fees to be received under a transition services agreement with APAT OE in which the Company will provide short-term manufacturing and other specific services pursuant to such agreement. The related supply chain purchase commitments and value-added tax obligations have been assumed by APAT OE. The receivable and payable balances related to the transition service arrangement were $12.0 million and $11.8 million, respectively, as of June 30, 2019.
As of December 31, 2016, the balance in assets held for sale was $13.9 million, consisting of $13.1 million in inventories and $0.8 million in property, plant and equipment. As a result of post-closing adjustments, total consideration was reduced by approximately $3.4 million for inventory. In addition, an immaterial amount of property, plant and equipment was reclassified from assets held for sale. Upon closing, assets sold to APAT OE were approximately $12.8 million, including approximately $12.1 million in inventories and $0.7 million in property, plant and equipment. The adjusted consideration received of approximately $21.6 million is subject to further reduction of up to $10.0 million for any indemnification claims. As of June 30, 2019, the Company has a reserve of $6.8 million within accrued and other current liabilities for warranty claims. The indemnification warranties expired on June 30, 2017. The Company recognized a $2.2 million gain on the sale of these assets within operating loss in 2017.
All of the Low Speed Transceiver Products were part of the Company’s Network Products and Solution product group and included the low speed optical network (PON) products for which the end-of-life plan was announced in mid-2016.
Note 7. Balance sheet components
Accounts receivable, net
Accounts receivable, net, consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable	$57,471	$74,343
Trade notes receivable	2,409	672
Allowance for doubtful accounts	(257)	(264)
	$59,623	$74,751

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Inventories, net
Inventories, net, consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$24,083	$27,806
Work in process	14,892	13,044
Finished goods(1)	9,820	11,309
	$48,795	$52,159
________________________________________________________

(1)	Finished goods inventory at customer vendor managed inventory locations was $2.8 million and $5.6 million as of June 30, 2019 and December 31, 2018, respectively.
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
As of December 31, 2018, the Company has recorded assets with a carrying value of $3.0 million as held for sale, consisting primarily of $2.5 million of property, plant and equipment and $0.5 million of prepaid expenses and other current assets. The estimated fair value less direct costs of sale approximates the related carrying value. The balance for liabilities held for sale as of December 31, 2018 was immaterial and was primarily included in accrued and other current liabilities.
In April 2019, the Company completed the sale of 100% interest in the operations of NeoPhotonics Corporation, LLC, the Company's manufacturing operations in Russia to Joint Stock Company Rusnano, a related party. In connection with the sale, the Company received $2.0 million in cash, settled the $2.0 million exit fee and recognized a gain on asset sale of $0.8 million during the three and six months ended June 30, 2019, see Note 6.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid taxes and taxes receivable	$4,130	$5,461
Transition services agreement receivable (see Note 6)	12,016	11,999
Deposits and other prepaid expenses	2,424	3,020
Other receivable	4,827	6,125
	$23,397	$26,605
Property, plant and equipment, net
Purchases of property, plant and equipment unpaid as of June 30, 2019 and June 30, 2018 was $1.5 million and $3.1 million, respectively.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchased intangible assets
Purchased intangible assets consist of the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$37,048	$(35,368)	$1,680	$37,029	$(34,995)	$2,034
Customer relationships	15,172	(15,172)	—	15,146	(15,026)	120
Leasehold interest	1,240	(388)	852	1,238	(374)	864
	$53,460	$(50,928)	$2,532	$53,413	$(50,395)	$3,018

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$184	$184	$368	$387
Operating expenses	—	120	119	239
Total	$184	$304	$487	$626

The estimated future amortization expense of purchased intangible assets as of June 30, 2019, is as follows (in thousands):

2019 (remaining six months)	$368
2020	737
2021	644
2022	28
2023	28
Thereafter	727
$2,532

Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Transition services agreement payables (see Note 6)	$11,769	$11,769
Employee-related	12,905	14,899
Asset sale related contingent liabilities (see Note 6)	6,762	6,751
Operating lease liabilities, current	2,223	—
Accrued warranty	751	672
Deferred revenue, current	291	1,114
Income and other taxes payable	1,107	1,580
Rusnano payment derivative	—	2,000
Accrued litigation settlement	—	2,645
Other accrued expenses	7,212	8,858
	$43,020	$50,288

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Warranty Accrual
The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$739	$1,699	$672	$1,334
Warranty accruals	161	(17)	476	529
Settlements	(149)	(90)	(397)	(271)
Ending balance	$751	$1,592	$751	$1,592

Other noncurrent liabilities
Other noncurrent liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Pension and other employee-related	$4,113	$4,529
Deferred rent	—	3,058
Government grant	2,333	2,108
Capital lease obligation	—	282
Asset retirement obligations and other	3,503	3,522
	$9,949	$13,499

Note 8. Restructuring
In 2017, the Company initiated restructuring actions in order to focus on key growth initiatives and to move towards a lower break even revenue level through lower operating expenses and manufacturing cost reductions. Actions included a reduction in force, facilities consolidation and certain asset-related adjustments. The Company recorded restructuring charges of $0.1 million and $0.3 million within operating expenses in the three and six months ended June 30, 2019, respectively for costs related to the sale of NeoPhotonics Russia. The Company recorded $0.1 million in restructuring charges within cost of goods sold in the three and six months ended June 30, 2018 and $0.6 million and $0.7 million in restructuring charges within operating expenses in the three and six months ended June 30, 2018, respectively. Restructuring activities for the six months ended June 30, 2019 were as follows (in thousands):

	Employee Severance	Facilities Consolidation	Others	Total
Restructuring obligations December 31, 2018	$436	$769	$1,611	$2,816
Charges	88	—	170	258
Cash payments	(523)	(90)	(141)	(754)
Settlement of Rusnano payment derivative	—	—	(1,611)	(1,611)
Adoption of ASC 842	—	(620)	—	(620)
Restructuring obligations June 30, 2019	$1	$59	$29	$89
The current restructuring liability reported in accrued and other current liabilities in the condensed consolidated balance sheets as of June 30, 2019 was $0.1 million.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Debt
The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	June 30, 2019		December 31, 2018
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Notes payable to suppliers	$—	—	$4,795	—
Total notes payable and short-term borrowing	$—		$4,795

Long-term debt, current and non-current:
Borrowing under Wells Fargo Credit Facility	$31,662	4.33%	$35,961	4.41%
Mitsubishi Bank loans	10,310	1.05% -1.45%	11,094	1.05% -1.45%
Mitsubishi Bank and Yamanashi Chou Bank loan	6,468	1.1%	6,898	1.1%
Finance lease liability	317		—
Unaccreted discount and issuance costs	(528)		(602)
Total long-term debt, net of unaccreted discount and issuance costs	$48,229		$53,351
Reported as:
Current portion of long-term debt	$3,048		$2,897
Long-term debt, net of current portion	45,181		50,454
Total long-term debt, net of unaccreted discount and issuance costs	$48,229		$53,351

Notes payable and short-term borrowing
The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of June 30, 2019, the Company’s subsidiary in China had two line of credit facilities with the following banking institutions:

•
Under the first line of credit facility with Shanghai Pudong Development Bank, the Company can borrow up to RMB 120.0 million ($17.5 million) for short-term loans at varying interest rates, or up to approximately RMB 240.0 million ($35.0 million) for bank acceptance drafts (with up to 50% compensating balance requirement). This line of credit facility expires in November 2021. In November 2017, the Company borrowed $17.0 million under this line which bore interest at 4.1%. The amount of $17.0 million under this line was repaid in May 2018.

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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had no outstanding balance at June 30, 2019 and an outstanding balance of $4.8 million as of December 31, 2018.
As of December 31, 2018, compensating balances relating to these bank acceptance drafts and letters of credit issued to suppliers and the Company’s subsidiaries totaled $2.6 million. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.
In China, when there is a case pending in judicial court, banks may choose to limit borrowing against existing credit lines, regardless of the legitimacy of the case. The Company has a dispute pending with APAT OE in judicial court (See Note 12). The Company has repaid funds borrowed and does not expect to make any additional draws against its credit facilities in China until this matter is resolved.
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
On June 14, 2019, the Company entered into a First Amendment to the Credit Facility (the "Amended Credit Facility"). The Amendment removes Huawei from the list of “Eligible Accounts” as a basis for the Company’s borrowing while Huawei is on the U.S. Bureau of Industry and Security (“BIS”) “Entity List”. During the period of time while Huawei remains on the Entity List, the concentration limits of certain other customers are increased to partially offset the removal of Huawei. Additionally, until Huawei is no longer on the Entity List, the Company is required to maintain a temporary combination of certain defined unrestricted cash and unused borrowing capacity under the Credit Facility of at least $30 million in the U.S. and $40 million world-wide, of which at least $5.0 million shall include unused borrowing capacity.
The Company was in compliance with the covenants of this Amended Credit Facility as of June 30, 2019. As of June 30, 2019, the outstanding balance under the Credit Facility was $31.7 million and the weighted average rate under the LIBOR option was 4.33%. The remaining borrowing capacity as of June 30, 2019 was $13.7 million, of which $5.0 million is required to be maintained as unused borrowing capacity. The Company repaid $5.0 million in January 2019, which was borrowed in December 2018.
Mitsubishi Bank loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with MUFG Bank, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500 million JPY ($4.4 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY (approximately $9.3 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The 2015 Mitsubishi Bank Loans are

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

secured by a mortgage on certain real property and buildings owned by the Company’s Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A required interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8,333,000 JPY (approximately $0.1 million) until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY (approximately $0.1 million) on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40,500,000 JPY (approximately $0.4 million). The Term Loan A of 500 million JPY (approximately $4.4 million) was repaid to the Mitsubishi Bank in January 2018.
The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with the related covenants as of June 30, 2019 and December 31, 2018. Outstanding principal balance for the Mitsubishi Term Loans for 566.7 million JPY (approximately $5.2 million) as of June 30, 2019.
In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690 million JPY (approximately $6.4 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment acquired from the loan proceeds. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with these covenants as of June 30, 2019. The loan was available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.4 million) under this loan was fully drawn in March 2017. Outstanding principal balance for the 2017 Mitsubishi Bank Loan was approximately 546.3 million JPY (approximately $5.1 million) as of June 30, 2019.
Mitsubishi Bank and Yamanashi Chou Bank loan
In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $7.9 million) (the “Term Loan C”).  The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C is secured by the assets owned by the Company's subsidiary in Japan. The Term Loan C was available from January 29, 2018 to January 29, 2025. The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of June 30, 2019 and December 31, 2018. Outstanding principal balance for the Mitsubishi Bank and Yamanashi Chou Bank Loan was approximately 698.2 million JPY (approximately $6.5 million) as of June 30, 2019.
As of June 30, 2019, maturities of total long-term debt were as follows (in thousands):

2019 (remaining six months)	$1,607
2020	3,204
2021	3,211
2022	34,863
2023	3,116
Thereafter	2,756
$48,757

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 10. Leases
The Company has operating leases for offices, research and development facilities and manufacturing facilities. Leases have remaining terms of less than one year to nine years, some of which include options to extend the leases and some of which may include options to terminate the leases within 1 year. As of June 30, 2019 and December 31, 2018, an asset recorded in property, plant and equipment under a finance lease was immaterial.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019

Operating lease cost	$756	$1,510
Variable and short-term lease cost	313	661
Total lease cost	$1,069	$2,171
Other information related to leases was as follows (in thousands, except lease term and discount rate):

Six Months Ended June 30,
2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,814
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$136
Weighted average remaining lease term
Operating leases	7.7
Weighted average discount rate
Operating leases	6.4%
Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

Operating Leases
2019 (excluding the six months ended June 30, 2019)	$1,859
2020	3,153
2021	3,101
2022	3,094
2023	3,043
Thereafter	11,204
Total future minimum lease payments	25,454
Less imputed interest	(5,654)
Total	$19,800

Reported as of June 30, 2019:	Operating Leases
Accrued and other current liabilities	$2,223
Operating lease liabilities, noncurrent	17,577
Total	$19,800

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of December 31, 2018, the future minimum commitments under the Company’s non-cancelable operating leases and capital leases are as follows (in thousands):

Operating Leases
2019	$3,618
2020	3,113
2021	3,059
2022	3,056
2023	3,049
Thereafter	11,437
Total future minimum lease payments	$27,332
Note 11. Japan pension plan
The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan as of June 30, 2019 was $4.2 million, of which $0.6 million was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet. The pension liability related to the Company’s RAP in Japan as of December 31, 2018 was $4.3 million, of which $0.3 million, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.
Net periodic pension cost associated with this plan was immaterial in the three and six months ended June 30, 2019 and 2018.
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
In December 2016, the Company was served with a lawsuit filed by Lestina International Ltd. (“Lestina”), in Santa Clara County, CA. The lawsuit is regarding a dispute of approximately $3.0 million related to purchase orders for the Company’s Low Speed Transceiver Products that was soon thereafter sold by the Company to APAT OE in January 2017. The purchase orders in question were included in the asset sale and were assumed liabilities by the purchaser of the business. The parties engaged in extensive negotiations and in January 2019, the parties agreed to a proposed settlement which was placed on the record of the Superior Court of Santa Clara County agreeing that NeoPhotonics Dongguan Co., Ltd. (“NeoDongguan”) (the Company’s wholly owned subsidiary located in China) would pay to Lestina a total of $2.2 million. Upon Lestina's receipt of full payment, Lestina will ship to NeoDongguan the remaining parts from the original purchase orders. The Company has

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

agreed to be a guarantor for NeoDongguan on the payment obligation to Lestina. $1.2 million of the $2.2 million settlement was paid in February 2019 and the balance of $1.0 million was paid in June 2019.
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
In February 2019, NeoChina filed a case in the Qianhai Court in Shenzhen, China against APAT OE and Zhejiang Merchants Property Insurance Company for losses and damages caused to NeoChina from APAT OE’s previously granted property preservation. The claim is for approximately RMB 350,000 (approximately $52,000) in damages and legal fees and was heard in May, 2019. A ruling has not yet been made by the Court and the Company is unable to predict the outcome of this matter.
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
In July 2018, NeoChina filed an arbitration claim against APAT OE in the Arbitration Court claiming approximately USD$12.0 million in damages as related to liability under the APA. NeoChina also was granted a property preservation of APAT OE’s bank accounts. In February 2019 NeoChina applied to the Arbitration Court to reduce the claim to USD $7.1 million according to the evidence of confirmation requests received by NeoChina. A hearing date has been set for August, 2019. The Company is unable to predict the outcome of this matter.
In November 2018, APAT OE filed an additional arbitration claim against NeoChina and NeoPhotonics Corporation claiming approximately USD $7.8 million for liability under the APA. In March 2019, NeoChina filed a response and counterclaim against APAT OE including a claim for attorney fees in the amount of RMB 810,000 (approximately $121,000). This matter is scheduled to be heard in the same hearing as the NeoChina arbitration claim referenced above, which is currently schedule for August, 2019. The Company is unable to predict the outcome of this matter.
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
The Rights Agreement as amended in 2015 (the "Amended Rights Agreement") limited the maximum amount of penalties and/or exit fee (the "Rusnano Payment") to be paid by the Company to $5.0 million in the aggregate and allowed such payment to be reduced when certain milestones were met over time. The Amended Rights Agreement also provided for an updated investment plan for the Company’s Russian subsidiaries that included non-cash transfer of licensing rights to intellectual property, non-cash transfers of existing equipment and commitments to complete the remaining investment milestones through 2019.
As of December 31, 2018, the remaining Investment Commitment was approximately $6.5 million to be invested at any time on or before December 31, 2019. At any point before December 31, 2019, the Company could have elected to pay a $2.0 million exit fee to terminate any remaining obligations associated with the Investment Commitment.
Rusnano had non-transferable veto rights over the Company’s Russian subsidiaries’ annual budget during the investment period and had the right to approve non-cash asset transfers to be made in satisfaction of the Investment Commitment.  The Company accounted for the Rusnano Payment as an embedded derivative instrument.  The fair value of the penalty payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative are recorded in other income (expense), net. The estimated fair value of this derivative was $2.0 million as of December 31, 2018. As of December 31, 2018, the derivative was reported within Accrued and other current liabilities on the Company’s condensed consolidated balance sheets. See Note 7.
In December 2018, the Company signed a definitive agreement with Rusnano to sell the Company’s 100% interest in NeoPhotonics Corporation, LLC, the subsidiary for the Company’s manufacturing operations in Russia, for approximately book value. The purchase price agreed to be paid by Rusnano consisted of approximately $3.0 million in cash and $1.0 million in cancellation of the remaining penalty payment that would otherwise have been owed to Rusnano as consideration for the Company's obligations to provide manufacturing process transition to NeoPhotonics Corporation, LLC.
In April 2019, the Company completed the sale of 100% interest in the operations of NeoPhotonics Corporation, LLC, the Company's manufacturing operations in Russia to Joint Stock Company Rusnano, a related party. In connection with the sale, the Company received $2.0 million in cash, settled the $2.0 million exit fee and recognized a gain on asset sale of $0.8 million during the three and six months ended June 30, 2019.
Note 13. Stockholders’ equity
Common Stock
As of June 30, 2019, the Company had reserved 8,554,197 common stock for issuance under its equity incentive plans and 1,820,744 common stock shares for issuance under its employee stock purchase plan.
Accumulated Other Comprehensive Income (loss)
The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Income (loss)
Balance as of December 31, 2018	$(6,897)	$(229)	$(7,126)
Other comprehensive income (loss), net of taxes of zero and reclassifications	1,147	—	1,147
Balance as of June 30, 2019	$(5,750)	$(229)	$(5,979)

No material amounts were reclassified out of accumulated other comprehensive income during the three and six months ended June 30, 2019 and 2018 for realized gains or losses on available-for-sale securities.
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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 14. Restricted Net Assets
The Company’s consolidated subsidiaries operating in China and Japan are restricted from transferring funds or assets to its parent company in the form of cash dividends, loans or advances. As of June 30, 2019 and December 31, 2018, the Company's consolidated subsidiaries had $21.6 million and $20.9 million, respectively, of restricted net assets, which consisted of (in thousands):

	June 30, 2019	December 31, 2018
Cash restricted in China as a result of ongoing litigation and unfulfilled government grants	$11,497	$11,018
China earnings restricted to fund statutory common reserves in China as well as allocate a discretional portion of the Chinese subsidiaries' after-tax profits to their staff welfare and bonus fund	9,140	9,005
Loan agreements in Japan requiring local subsidiaries to maintain minimum net asset levels	926	909
Total restricted net assets in the Company's consolidated subsidiaries	$21,563	$20,932
Note 15. Stock-based compensation
The following table summarizes the stock-based compensation expense recognized in the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$609	$629	$1,210	$1,279
Research and development	787	829	1,668	1,602
Sales and marketing	599	642	1,277	1,580
General and administrative	1,010	1,039	2,188	2,025
	$3,005	$3,139	$6,343	$6,486

Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock options	2019	2018	2019	2018
Weighted-average expected term (years)	6.00	6.02	6.00	6.02
Weighted-average volatility	67%	66%	67%	65%
Risk-free interest rate	2.27%	2.62%	2.27%	2.27% - 2.62%
Expected dividends	—%	—%	—%	—%
Stock appreciation units
Weighted-average expected term (years)	1.55	2.00	1.61	2.04
Weighted-average volatility	62%	67%	63%	67%
Risk-free interest rate	2.27%-2.44%	1.73% - 2.39%	2.27%-2.63%	1.03%-2.39%
Expected dividends	—%	—%	—%	—%
ESPP
Weighted-average expected term (years)	0.69	0.71	0.69	0.71
Weighted-average volatility	60%	61%	60%	61%
Risk-free interest rate	2.36%-2.59%	1.20% - 1.93%	2.36%-2.59%	1.20%-1.93%
Expected dividends	—%	—%	—%	—%

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Stock Options and Restricted Stock Units (RSUs)
The following table summarizes the Company’s stock option and RSU activity, excluding market-based RSUs, during the six months ended June 30, 2019:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2018	3,202,745	$5.73	2,486,028	$7.87
Granted	84,336	4.33	332,034	5.28
Exercised/Converted	(166,071)	3.45	(423,229)	7.12
Cancelled/Forfeited	(158,011)	6.16	(186,353)	7.73
Balance as of June 30, 2019	2,962,999	5.80	2,208,480	7.63
At June 30, 2019, the Company had $1.2 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 1.3 years. At June 30, 2019, the Company had $9.8 million of unrecognized stock-based compensation expense for RSUs, excluding market-based RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 1.8 years.
Market-based Restricted Stock Units
As of June 30, 2019, the Company has granted 705,000 shares of market-based RSUs to certain employees. These RSUs will vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share and the recipients remain in continuous service with the Company through such service period. No market-based RSUs have vested and 58,500 market-based RSUs have been cancelled through June 30, 2019.
The weighted average grant-date fair value per share of market-based RSUs granted during 2018 was approximately $5.82 per share. As of June 30, 2019, the Company had $1.9 million of unrecognized stock-based compensation expense for these RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 1.14 years. The fair value of market-based RSUs was measured on the grant date using Monte Carlo simulation model with the following assumptions:

Market-based restricted stock units	Assumptions Used
Weighted-average volatility	66%
Risk-free interest rate	2.79%
Expected dividends	—%
Stock Appreciation Units (SAU)
SAUs are liability classified share-based awards. Outstanding SAUs are re-measured each reporting period at fair value until settlement.  The Company did not grant any SAUs during the three and six months ended June 30, 2019 or 2018. As of June 30, 2019 and December 31, 2018, there were 189,739 and 192,872 SAUs outstanding, respectively, and related SAU liabilities were $0.3 million and $0.6 million, respectively.
Employee Stock Purchase Plan (ESPP)
The Company issued 253,718 shares under the ESPP during the six months ended June 30, 2019. As of June 30, 2019, there was $0.2 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2019. In June 2019, the Company adopted an Amendment and Restatement of the ESPP to increase the number of shares authorized for issuance under the ESPP by an additional 1,500,000 shares and to eliminate the annual "'evergreen" automatic increase provisions.
Note 16. Income taxes

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The provision for income taxes in the periods presented is based upon the income (loss) before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax benefit (provision)	$205	$(1,080)	$35	$(1,718)

The Company’s income tax (provision) benefit in the three and six months ended June 30, 2019 and 2018 was primarily related to income taxes of the Company’s non-U.S. operations.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted which, among other things, lowered the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates Global Intangible Low Taxed Income ("GILTI") to tax certain foreign sourced earnings. As of December 31, 2018, the Company has concluded the accounting under the TCJA within the time period set forth in Staff Accounting Bulletin 118. There was no provision impact of TCJA on the 2018 financial statements due to full valuation allowance on US deferred tax assets. In addition, the Company has elected to treat GILTI inclusion accounting impact as a current period expense. As of June 30, 2019, the TCJA has no material impact on the financial statements due to full valuation allowance on US deferred tax assets.
The Company adopted ASU 2016-16 on a modified retrospective basis effective January 1, 2018. Upon adoption of this standard on January 1, 2018, the Company recorded $1.8 million to accumulated deficit balance for intra-entity transfer of an asset other than inventory in prior years.
As of June 30, 2019, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2019 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.
This Quarterly Report on Form 10-Q for the period ended June 30, 2019 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2019 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.
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
While supporting our customers' current needs with these advanced components, we are also preparing for their next generation needs by taking steps to integrate and reduce the size of the optics by approximately a factor of two while maintaining the high performance necessary for 400G, 600G and 800G per wavelength. We recently introduced and demonstrated our Coherent Optical Subassembly, or COSA, which integrates our 64GBaud coherent driver-modulator and our coherent receiver in a compact package that occupies less than half the space of the equivalent discrete components. Alongside this, we introduced and are now shipping in limited availability our “Nano” ultra-narrow linewidth external cavity integrable tunable laser assembly, similarly reduces the size in half while featuring the industry leading linewidth and power consumption of our external cavity laser.
Long Haul, Metro and high density data center interconnect networks also leverage our multi-cast switches to boost network capacity while supporting bandwidth-hungry services. These switches enable contentionless reconfiguration to maximize fiber utilization and capacity growth.
Finally, we are deploying a range of both passive module solutions and long reach laser solutions for 5G network applications, for which network deployments are expected to ramp in 2019 and 2020.
In 2017, the market situation for 100G and above product deployments in China materially affected our results. Demand from our China-based customers was very strong in 2016 with our customers at that time providing optimistic forecasts for 2017 in anticipation of new tenders for provincial and metro 100G system deployments from the leading Chinese telecom carriers. However, tender awards from the China telecom carriers were slower than expected in 2017 and into 2018.
Due to tender awards by Chinese telecom carriers for provincial development and other smaller tender awards we experienced a more normalized demand environment in China beginning in the second quarter of 2018 and continuing through the rest of the year and into 2019.
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
Our expectations were that we would see the same demand pattern in the second quarter of 2019 and we expected volume growth for our High Speed Products to continue.
On May 16, 2019, however, the U.S. Commerce Department's Bureau of Industry and Security, or BIS, added Huawei and certain affiliates to the BIS Entity List with an effective date of May 21, 2019. This denies Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations (EAR). To ensure compliance,

NeoPhotonics immediately suspended shipments to Huawei and began a systematic assessment of its products sold to Huawei and its affiliate, HiSilicon, to determine how they are, or are not, subject to the restrictions resulting from the ban. This had an immediate impact on the level of revenue shipments in the quarter, as in general Huawei accounts for slightly under one half of NeoPhotonics revenue.
After consulting with legal and technical experts, NeoPhotonics determined that certain of its products, notably its foreign products, are not subject to EAR regulations and may be lawfully sold to Huawei and its affiliates. Each product must be reviewed individually in a detailed, specific and time consuming process, and these reviews are ongoing. Consequently, we have reset our business approach with Huawei to consist of only products that have been determined to be not subject to US EAR. During 2018, non-EAR products were over half of NeoPhotonics Huawei revenue. As a result some shipments resumed late in the quarter.
On June 29, 2019, President Trump announced that US firms would be allowed to sell to Huawei while trade negotiations were ongoing. Administration spokespersons subsequently clarified that companies could apply for temporary export licenses for products subject to EAR and that these licenses might be granted if the product was deemed not to be a risk to national security. NeoPhotonics has begun the process of applying for licenses for certain technology subject to EAR, but at the time of this filing no licenses have yet been granted.
Our revenue and gross margins may fluctuate materially from quarter to quarter due to changes in government regulations and Huawei demand, as well as depending on a variety of other factors including customer demand fluctuations, ramp-up of new product introductions, average selling price changes, product mix, volume, manufacturing utilization and ongoing manufacturing process improvements.
Revenue was $81.7 million in the three months ended June 30, 2019, compared to $81.1 million in the same period in 2018 primarily due to volume growth in the Americas, including through off-shore contract manufacturers, offset by a decrease in China due to the suspension of shipments to Huawei after their placement on the Entities List. Our gross profit was 19% of revenue in the three months ended June 30, 2019, compared to 19% of revenue in the three months ended June 30, 2018. Improvement from cost reductions, favorable product mix and lower standard cost variances were offset by annual price reduction and inventory write-down related to Huawei ban.”
In the three months ended June 30, 2019, High Speed Products represented approximately 89% of total revenue, or $72.9 million and Network Products and Solutions represented approximately 11% of total revenue, or $8.8 million.  In the three months ended June 30, 2018, High Speed Products were 86% of total revenue, or $69.8 million and Network Products and Solutions represented approximately 14% of total revenue, or $11.3 million.
Critical accounting policies and estimates
Other than the policy changes disclosed in Note 1 in Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Report, there have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2019 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations
Revenue
Our business is focused on the highest speed digital optics and signal processing communications applications. In the three months ended June 30, 2019, our High Speed Products for data rates of 100G and beyond comprised 89% of our revenues.
We sell substantially all of our products to original equipment manufacturers ("OEMs") and their contract manufacturers. Revenue is recognized upon transfer of control of the product to the buyer. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change or as manufacturing costs are reduced. Our first quarter revenue is typically seasonally lower than the rest of the year primarily due to the impact of annual price negotiations with customers that occur at the end of the prior year and lower capacity utilization during the holidays in China. However, this historical pattern should not be considered a reliable indicator of our future revenue or financial performance. Our sales transactions to customers are denominated primarily in U.S. dollars, with some portions in Chinese Renminbi (“RMB”) or Japanese Yen (“JPY”). In this quarter, Huawei and certain affiliates were added to the BIS Entity List. We ceased all shipments to Huawei before the ban became effective and resumed shipment in late

June of certain products that have been determined by NeoPhotonics to be not subject to US EAR. We expect this Huawei ban to continue to affect our revenue and operations.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Total revenue	$81,690	$81,102	$588	1%	$161,056	$149,688	$11,368	8%

We generate most of our revenue from a limited number of customers. Huawei has consistently been our largest customer, which was again the case in the three months ended June 30, 2019, as it accounted for approximately 36% of our revenue. One other customer was greater than 10% of our revenue for the three months ended June 30, 2019. In the three months ended June 30, 2018, Huawei accounted for approximately 43% of our revenue and two other customers were each greater than 10% of our revenue.
In addition to Huawei, we have several large customers which may or may not exceed 10% of revenue in any given quarter. After Huawei, our next four largest customers accounted for an additional 48% and 47% of our revenue in the three months ended June 30, 2019 and 2018, respectively.
We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. As of June 30, 2019, four customers each accounted for more than 10% of total accounts receivable and as of December 31, 2018, two customers each accounted for more than 10% of total accounts receivable.
Three Months Ended June 30, 2019 Compared With Three Months Ended June 30, 2018
Revenue increased $0.6 million, or 1%, in the three months ended June 30, 2019, compared to the same period in 2018, reflecting an increase in volume. In the three months ended June 30, 2019, High Speed Products represented approximately 89% of total revenue, compared to 86% of total revenue in the same period in 2018, while Network Products and Solutions represented approximately 11% of total revenue in the three months ended June 30, 2019, compared to approximately 14% of total revenue in the same period a year ago. In the three months ended June 30, 2019, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer, was 48%, 24% and 28% of total revenue, respectively, compared to 57%, 22% and 21% of total revenue, respectively, in the same period in 2018.
Six Months Ended June 30, 2019 Compared With Six Months Ended June 30, 2018
Revenue increased $11.4 million, or 8%, in the six months ended June 30, 2019, compared to the same period in 2018, as described in "Business Overview" above reflecting a recovery in volume. In the six months ended June 30, 2019, High Speed Products represented approximately 89% of total revenue, compared to 86% of total revenue in the same period in 2018, while Network Products and Solutions represented approximately 11% of total revenue in the six months ended June 30, 2019, compared to approximately 14% of total revenue in the same period a year ago. In the six months ended June 30, 2019, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer, was 52%, 21% and 27% of total revenue, respectively, compared to 59%, 20% and 21% of total revenue, respectively, in the same period in 2018.
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
Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors including the introduction of new products, production volume, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, stock-based compensation, write-downs of excess and obsolete inventories and warranty costs. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate, particularly in the quarters in which the negotiations occurred. With the Huawei ban, $3.6 million of Huawei specific inventory subject to the U.S. EAR has been written down at the end of June 30, 2019.
As a manufacturing company, our margins are sensitive to changes in volume and factory utilization.  Gross profit in the three months ended June 30, 2019 improved 1% when compared to the same period 2018, which was driven by cost reductions and was partially offset by annual price reductions and inventory write-downs related to the Huawei ban.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of goods sold	$66,015	$65,630	$385	1%	$129,644	$125,034	$4,610	4%
Gross profit	$15,675	$15,472	$203	1%	$31,412	$24,654	$6,758	27%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross profit as a % of revenue	19%	19%	20%	16%
Three Months Ended June 30, 2019 Compared With Three Months Ended June 30, 2018
Gross profit increased $0.2 million, or 1%, to $15.7 million in the three months ended June 30, 2019, compared to $15.5 million in the same period in 2018. Gross margin remained flat at 19% in the three months ended June 30, 2019, compared to the same period in 2018. Approximately 11 percentage points of improvement was due to cost reductions, offset by approximately 6 percentage points from average selling price and $3.6 million or 4 percentage points of inventory write-down related to the Huawei ban.
Six Months Ended June 30, 2019 Compared With Six Months Ended June 30, 2018
Gross profit increased $6.8 million, or 27%, to $31.4 million in the six months ended June 30, 2019, compared to $24.7 million in the same period in 2018. Gross margin was up 4 percentage points largely driven by approximately 14 percentage points due to cost reductions, offset by approximately 7 percentage points change in average selling price and product mix, approximately 2 percentage points for factory under-utilization and 2 percentage points of inventory write-down related to the Huawei ban.
Operating expenses
Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$13,793	$13,243	$550	4%	$28,476	$27,131	$1,345	5%
Sales and marketing	3,623	3,891	(268)	(7)%	8,226	8,015	211	3%
General and administrative	7,174	7,267	(93)	(1)%	14,927	14,917	10	—%
Amortization of purchased intangible assets	—	120	(120)	(100)%	119	239	(120)	(50)%
Asset sale related costs	47	79	(32)	(41)%	376	93	283	304%
Restructuring charges	79	622	(543)	(87)%	258	653	(395)	(60)%
Gain on asset sale	(817)	—	(817)	—%	(817)	—	(817)	—%
Total operating expenses	$23,899	$25,222	$(1,323)	(5)%	$51,565	$51,048	$517	1%

Research and development
Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended June 30, 2019 Compared With Three Months Ended June 30, 2018
Research and development expense increased by $0.6 million, or 4%, in the three months ended June 30, 2019, compared to the same period in 2018. The increase was primarily due to increases in compensation related expenses.
Six Months Ended June 30, 2019 Compared With Six Months Ended June 30, 2018
Research and development expense increased by $1.3 million, or 5%, in the six months ended June 30, 2019, compared to the same period in 2018. The increase was primarily due to increases of $0.6 million in compensation related expenses mostly from bonuses and $0.2 million in outside services.
Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.
Three Months Ended June 30, 2019 Compared With Three Months Ended June 30, 2018
Sales and marketing expense decreased $0.3 million, or 7%, in the three months ended June 30, 2019, compared to the same period in 2018. The decrease was primarily due to lower personnel and marketing expenses.
Six Months Ended June 30, 2019 Compared With Six Months Ended June 30, 2018
Sales and marketing expense increased $0.2 million, or 3%, in the six months ended June 30, 2019, compared to the same period in 2018. The increase was due to lower bad debt recovery of $0.5 million and partially offset by lower marketing expenses.
General and administrative
General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance,  human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.
Three Months Ended June 30, 2019 Compared With Three Months Ended June 30, 2018
General and administrative expense decreased by $0.1 million, or 1%, in the three months ended June 30, 2019, compared to the same period in 2018, on small reductions in all areas.
Six Months Ended June 30, 2019 Compared With Six Months Ended June 30, 2018
General and administrative expense was relatively flat in the six months ended June 30, 2019, compared to the same period in 2018. Increases were primarily due to a $0.5 million increase in compensation related costs, partially offset by a $0.5 million decrease in professional services.
Amortization of purchased intangible assets
Our intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships and other agreements are recorded within operating expenses.
Asset sale related costs
We incurred $0.4 million in the six months ended June 30, 2019 in asset sale related costs for legal and other professional services.
Restructuring charges
We incurred $0.1 million and $0.3 million in the three and six months ended June 30, 2019, respectively, in restructuring charges related to the disposal of NeoPhotonics Corporation, LLC, our manufacturing operations in Russia.
Gain on asset sale
In April 2019, we completed the sale of 100% interest in the operations of NeoPhotonics Corporation, LLC, our manufacturing operation in Russia to Joint Stock Company Rusnano, a related party. In connection with the sale, we received

$2.0 million in cash, settled the $2.0 million exit fee and recognized a gain on asset sale of $0.8 million during the three and six months ended June 30, 2019.
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

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest income	$99	$122	$(23)	(19)%	$198	$215	$(17)	(8)%
Interest expense	(496)	(759)	263	(35)%	(989)	(1,467)	478	(33)%
Other income (expense), net	1,090	930	160	17%	(508)	581	(1,089)	(187)%
Total	$693	$293	$400	137%	$(1,299)	$(671)	$(628)	94%
Interest expense included in interest and other income (expense), decreased in the three and six months ended June 30, 2019, as compared to the same periods in 2018. The decrease in interest expense was due to a decrease in outstanding borrowings during the three and six months ended June 30, 2019. Other income (expense), net included in interest and other income (expense), increased in the three months ended June 30, 2019, as compared to the same periods in 2018, primarily due to the decreased purchasing value of U.S. dollar relative to other currencies. Other income (expense), net included in interest and other income (expense), decreased in the six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to the increased purchasing value of U.S. dollar relative to other currencies.
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

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Income tax benefit (provision)	$205	$(1,080)	$1,285	(119)%	$35	$(1,718)	$1,753	(102)%
Our income tax benefit (provision) in the three and six months ended June 30, 2019 and 2018 was primarily related to the release of income tax reserves on the income of our non-U.S. operations.
Liquidity and capital resources
As of June 30, 2019, we had working capital of $108.1 million, including total cash, cash equivalents, short-term investments and restricted cash of $74.2 million. Approximately 28% of our total cash, cash equivalents, short-term investments and restricted cash were held by our foreign entities, including approximately $17.4 million in accounts held by our subsidiaries in China, of which $11.5 million was in restricted cash, and approximately $2.9 million in accounts held by our subsidiary in Japan. Cash, cash equivalents, investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.
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
On June 14, 2019, we entered into a First Amendment to the Credit Facility (the "Amended Credit Facility"). The Amendment removes Huawei from the list of “Eligible Accounts” as a basis for our borrowing while Huawei is on the U.S. Bureau of Industry and Security (“BIS”) “Entity List”. During the period of time while Huawei remains on the Entity List, the concentration limits of certain other customers are increased to partially offset the removal of Huawei. Additionally, until Huawei is no longer on the Entity List, we are required to maintain a temporary combination of certain defined unrestricted cash and unused borrowing capacity under the credit facility of at least $30 million in U.S. and $40 million world-wide, of which at least $5.0 million shall include unused borrowing capacity.
We were in compliance with the covenants of this Credit Facility as of June 30, 2019. As of June 30, 2019, the outstanding balance under the Credit Facility was $31.7 million and the weighted average rate under the LIBOR option was 4.33%. The remaining borrowing capacity as of June 30, 2019 was $13.7 million of which $5.0 million is required to be maintained as unused borrowing capacity.
We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of June 30, 2019, our subsidiary in China had two line of credit facilities with banking institutions.
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China, had no outstanding balance at June 30, 2019 and an outstanding balance of $4.8 million as of December 31, 2018. Compensating balances relating to these credit facilities totaled $2.6 million as of December 31, 2018. Compensating balances are classified as restricted cash on our condensed consolidated balance sheets.
As of June 30, 2019, we had two loan arrangements with MUFG Bank, Ltd. (collectively the “Mitsubishi Bank Term Loans”) and a third loan arrangement with the MUFG Bank, Ltd. and The Yamanashi Chou Bank, Ltd. One of Mitsubishi Bank Term Loans requires equal monthly payments of principal equal to 8,333,000 JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8,373,000 JPY on the maturity date. Interest on this loan accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by real estate collateral. The second term loan of 690 million JPY (approximately $6.4 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan was available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.4 million) under this loan was fully drawn in March 2017. In January 2018, we entered into a term loan agreement with MUFG Bank, Ltd. and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $7.9 million) (the "Mitsubishi-Yamanashi Term Loan"). The Mitsubishi-Yamanashi Term Loan was available from January 29, 2018 to January 29, 2025.  The full amount of the Mitsubishi-Yamanashi Term Loan was drawn on January 29, 2018. Interest on the Mitsubishi-Yamanashi Term Loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Mitsubishi-Yamanashi Term Loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. As of June 30, 2019, our aggregate outstanding principal balance under

Mitsubishi Bank Term Loans and Mitsubishi-Yamanashi Term Loan was 1.8 billion JPY (approximately $16.8 million). See Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months. Historically, we have collected on the notes receivable in full at the time of maturity.
In the first six months of 2019, we generated operating losses of $20.2 million and cash from operations was $9.4 million. We had an accumulated deficit of $418.9 million as of June 30, 2019. As of June 30, 2019, the remaining borrowing capacity under our revolving line of credit agreement with Wells Fargo, was $13.7 million of which $5.0 million is required to be maintained as unused borrowing capacity. Additionally, we had $3.0 million of current portion of long-term debt as of June 30, 2019, which we plan to pay out of our existing available cash.
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
On May 16, 2019, the U.S. Commerce Department ‘s Bureau of Industry and Security, or BIS, added Huawei and certain affiliates to the BIS Entity List, with an effective date of May 21, 2019. This denies Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations (EAR). As Huawei is our largest customer, this is expected to have a material impact on our forecasted revenue and profitability. To adjust to the revised forecast, we have adjusted capital expenditures, operating expenditures, project plans and reset incoming materials to adjust to changing demand levels. We continue to implement actions to improve cash flow and profitability.
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
Cash flow discussion
The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by (used in) operating activities	$9,433	$(4,534)
Net cash used in investing activities	(2,142)	(9,725)
Net cash used in financing activities	(9,955)	(11,907)
Effect of exchange rates on cash, cash equivalents and restricted cash	66	(176)
Net decrease in cash, cash equivalents and restricted cash	$(2,598)	$(26,342)

Operating activities
Net cash provided by (used in) operating activities was $9.4 million in the six months ended June 30, 2019, compared to $4.5 million net cash used in operating activities in the same 2018 period. The net cash provided by operating activities increased primarily due to a lower net loss from operations of $7.4 million, a decrease of $1.0 million in foreign currency hedges, $25.1 million of higher net collection of accounts receivable and partially offset by a net increase in inventories of $6.3 million, a net increase in prepaid expenses and other current assets of $2.5 million, a net decrease in accounts payable of $7.0 million and a net decrease in accrued and other liabilities of $8.4 million when compared to 2018.
Investing activities
Net cash used in investing activities was $2.1 million in the six months ended June 30, 2019, compared to $9.7 million used in investing activities in the same 2018 period. The decrease in cash flows used in investing activities was primarily due to a decrease in purchases of property, plant and equipment of $6.6 million and an increase in proceeds from the sale of property, plant and equipment and other assets of $2.0 million and partially offset by a decrease of $1.0 million in settlement of foreign currency hedges when compared to 2018.
Financing activities
Net cash used in financing activities was $10.0 million in the six months ended June 30, 2019, compared to $11.9 million used in financing activities in the same 2018 period. The decrease in cash flows used in financing activities was primarily due to a decrease in net payments under our credit facilities and term loans of $8.7 million, a net increase in net payments of notes payable of $5.2 million and a net decrease in proceeds from government grants of $1.3 million when compared to the same period in 2018.
Off-balance Sheet Arrangements
As of June 30, 2019, we did not have any significant off-balance sheet arrangements.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Associated with Our Business
*We are dependent on Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies Co., Ltd. and on four other customers for a large portion of our revenue and the loss of, or a significant reduction in orders in any period from Huawei or any of these major customers may reduce our revenue and adversely impact our results of operations.*
In the six months ended June 30, 2019 and 2018, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (collectively “Huawei”) accounted for approximately 43% and 46% of our revenue, respectively. One other customer in the six months ended June 30, 2019 and two other customers in the six months ended June 30, 2018 were each greater than 10% our revenue, respectively. We have generated most of our revenue from a limited number of customers.  In the six months ending June 30, 2019 and 2018, our top five customers represented 85% and 87% of our revenue respectively. The loss of, or a significant reduction in orders from these major customer would materially and adversely affect our revenue and results of operations.
The telecommunications systems market is concentrated with approximately ten global network equipment manufacturing companies having collectively more than 90% market share. As to the size, scale and technological complexity of requirements on these global network equipment companies, gain of market share by one such customer is generally resulting in a gain of share by another of our customers.
*U.S. governmental export control actions have significantly limited our sales to Huawei, which has had (and may continue to have) a material adverse effect on our business, financial condition and results of operations.
On May 16, 2019, the U.S. Commerce Department's Bureau of Industry and Security, or BIS, added Huawei and certain affiliates to the BIS Entity List with an effective date of May 21, 2019. This action denies Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations (EAR). To ensure compliance, we immediately suspended shipments to Huawei and began a systematic assessment of our products sold to Huawei and its affiliate, HiSilicon, to determine how these products are, or are not, subject to the restrictions resulting from the ban. This had an immediate impact on the level of our products shipments to Huawei in the second quarter of 2019, which significantly affected our revenue for the quarter.

We have consulted closely with legal and technical experts, in order to determine which of our products, notably our foreign-manufactured products, are not subject to EAR and may be lawfully sold to Huawei and its affiliates. Each product must be reviewed individually in a detailed, specific and time consuming process, and these reviews are ongoing. Consequently, we have reset our business approach with Huawei to consist of only products that have been determined to be not subject to the EAR regulations. During 2018, non-EAR products were over half of our revenue from sales to Huawei. Some shipments of non-EAR products resumed late in the second quarter of 2019.
On June 29, 2019, President Trump announced that U.S. firms would be allowed to sell to Huawei while trade negotiations were ongoing. Administration spokes people subsequently clarified that companies could apply for temporary export licenses for products subject to EAR and that these licenses might be granted if the product was deemed not to be a risk to national security. We have begun the process of applying for licenses for certain technology subject to EAR, but at the time of the filing of this Quarterly Report on Form 10-Q no licenses have yet been granted. There can be no assurance as to which products may qualify for a license, or that any such licenses will be granted in a timely manner or at all.
Even if licenses are obtained, or if the EAR restrictions are lifted or modified to allow us to sell the same types of products we have sold to Huawei historically, Huawei may decide not to resume the full level of purchases of these products for various reasons, including to reduce its own risks of being exposed to disruptions of its supply chain.
A continued significant reduction in orders from Huawei as a result of these U.S. export control actions would materially and adversely affect our business, financial condition, and results of operations.
*We face intense competition which could negatively impact our results of operations and market share.
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
In December 2017, the Chinese Government Ministry of Industry and Information Technology announced a five-year optical component technology roadmap with the aim to reduce China’s dependency on non-domestic companies for high-end optical chips and sub-components, including some products manufactured and sold by us. This announcement continues an ongoing trend in China to build domestic industry in this area, and, while we believe local Chinese component suppliers do not currently have the capability to supply the highest performance optical chips and sub-components, those companies may over time develop such capability and negatively impact our revenue and financial performance if we do not continue to innovate and maintain our lead in the highest speed and performance optical components. This trend may accelerate as a result of the current Huawei listing on the BIS Entity List and US-China trade tensions.
We are subject to risks and uncertainties related to our revenue growth outlook in China.
Fiber optics telecommunication growth in China is an important contributor to our success. We expect a major portion of our revenue to come from China infrastructure spending in wireline and wireless networks, notably from the three largest China telecom carriers, China Mobile Communications Corporation, China Telecommunications Corporation and China United Network Communications Group Co., Ltd. In part, this infrastructure spending originates from the publicly announced China Broadband 2020 and related initiatives. In 2017, slower than anticipated spending and tender awards from the China telecom carriers, reduced spending under these tender awards initiatives and excess inventory accumulated and held by our leading customers in China, adversely affected our financial condition and results of operations. While these conditions improved in 2018 and in the first half of 2019, if the anticipated Chinese spending and carrier tender awards do not increase as anticipated, or if there are further unanticipated and/or prolonged delays in the Chinese initiative, our business, financial condition, results of operations and prospects would be further adversely affected.

*We are subject to global governmental export and import controls that could subject us to liability, impair our ability to compete in international markets, or restrict our sales to certain customers.
We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products. In some cases, it is possible that export licenses would be required from the U.S. or other government agencies outside the U.S. such as, but not limited to, Japan or China for some of our products in accordance with various statutes or regulations, such as the EAR regulations discussed above. In addition, various countries regulate the export or import of certain technologies and have enacted laws that could limit our ability to distribute our products. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to export or sell our products or to obtain any required licenses would adversely affect our business, financial condition and results of operations.
We have had a history of losses which may recur in the future.
We have had a history of losses and we may incur additional losses in future periods. As of June 30, 2019, our accumulated deficit was $418.9 million. We continue to review our expenditures related to the ongoing operations of our business for their effectiveness. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations. Operations and assets that are deemed to be less effective may be subject to restructuring, which could lead to increased operating losses in future periods when and if restructuring charges are incurred.
*Continued tension in U.S.-China trade relations may adversely impact our business and operating results.
Beyond the BIS actions affecting our sales to Huawei, the U.S. government has recently made statements and taken certain actions that change U.S. trade policies, including recently-imposed tariffs affecting certain products manufactured in China. Some products manufactured by our Chinese affiliates are subject to these recently imposed tariffs if imported into the United States. In addition, the China government has taken certain reciprocal actions, including recently imposed tariffs affecting certain products manufactured in the United States. Certain of our products manufactured in our U.S. operations have been included in the tariffs imposed on imports into China from the United States. Going forward, we expect these tariffs, as currently applied, will increase our cost of goods sold by about one percentage point for as long as the tariffs remain in place.
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
*Covenants in our borrowing arrangements may limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic or industry conditions.
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
We have a strategy to exit products that have been declining in revenue and have lower gross margins than our other higher speed products. For instance, in January 2017, we completed the sale of assets and transfer of certain liabilities of our access network and low speed transceiver product lines (the “Low Speed Transceiver Products”) and in January 2019 we announced the end-of-life of certain client transceiver modules and discontinued the manufacture and sale of those products after completing final production in May 2019. We may incur additional costs in connection with the sale or end-of-life of these products, or other products and/or facilities in the future, and our revenues and net income could be negatively affected, particularly in the short term, in connection with the end-of-life or sales of such products and/or facilities. It is also possible that we could incur continued costs or liabilities after the end-of-life process is completed, which could have a material adverse effect on our financial condition or operating results.
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
Additional Risks Related to Our Operations in China
Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 24% as of June 30, 2019, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.
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

Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital, as well as to allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund. As of June 30, 2019 and December 31, 2018, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. Accordingly, we may not be able to move our capital easily, which could harm our business.
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

NeoPhotonics Corporation

Date:	August 6, 2019	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)