Form 10-Q/A
period 2019-06-30
NEOPHOTONICS CORP
filed 2019-08-09
CIK 1227025

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

EXPLANATORY NOTE
NeoPhotonics Corporation ("NeoPhotonics") is filing this Amendment No. 1 to Quarterly Report on Form 10-Q (this “Amendment”) to amend NeoPhotonics’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2019 (the “Form 10-Q”). This Amendment is an exhibit-only filing. This Amendment is being filed solely to include Exhibit 10.1 and Exhibit 10.2 in the Form 10-Q. Except for the inclusion of Exhibit 10.1 and Exhibit 10.2, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and NeoPhotonics' other filings with the SEC.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by NeoPhotonics’ principal executive officer and principal financial officer are filed as exhibits to this Amendment (Exhibits 31.3 and 31.4). NeoPhotonics is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011

3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1/A	333-166096	3.5	November 22, 2010

10.1	First Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement dated June 14, 2019, with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	June 19, 2019

10.2+	2019 Bonus Program					X

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Form 10-Q)

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Form 10-Q)

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a) (This Form 10-Q/A)					X

31.4	Certification pursuant to Rule 13a-14(a)/15d-14(a) (This Form 10-Q/A)					X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management compensatory plan or arrangement.
* Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, as filed on August 7, 2019.
** These certifications were previously furnished solely to accompany the Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not filed for purposes of Section 18 of the Exchange Act, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date:	August 9, 2019	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

5