Form 10-Q
period 2019-09-30
NEOPHOTONICS CORP
filed 2019-11-04
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
As of October 31, 2019, there were approximately 48,241,131 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION
For the Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	September 30, 2019	December 31, 2018
(In thousands, except par data)
ASSETS
Current assets:
Cash and cash equivalents	$61,396	$58,185
Short-term investments	7,607	7,481
Restricted cash	10,827	11,053
Accounts receivable, net of allowance for doubtful accounts	65,245	74,751
Inventories	48,668	52,159
Assets held for sale	—	2,971
Prepaid expenses and other current assets	23,921	26,605
Total current assets	217,664	233,205
Property, plant and equipment, net	85,125	100,090
Operating lease right-of-use assets	16,037	—
Purchased intangible assets, net	2,315	3,018
Goodwill	1,115	1,115
Other long-term assets	3,088	3,148
Total assets	$325,344	$340,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,306	$58,403
Notes payable and short-term borrowing	—	4,795
Current portion of long-term debt	3,054	2,897
Accrued and other current liabilities	42,414	50,288
Total current liabilities	103,774	116,383
Long-term debt, net of current portion	44,771	50,454
Operating lease liabilities, noncurrent	17,054	—
Other noncurrent liabilities	9,748	13,499
Total liabilities	175,347	180,336
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
As of September 30, 2019, 48,017 shares issued and outstanding; as of December 31, 2018, 46,378 shares issued and outstanding	120	116
Additional paid-in capital	577,088	564,722
Accumulated other comprehensive loss	(10,594)	(7,126)
Accumulated deficit	(416,617)	(397,472)
Total stockholders’ equity	149,997	160,240
Total liabilities and stockholders’ equity	$325,344	$340,576
See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share data)	2019	2018	2019	2018
Revenue	$92,392	$81,748	$253,448	$231,436
Cost of goods sold	66,193	62,815	195,837	187,849
Gross profit	26,199	18,933	57,611	43,587
Operating expenses:
Research and development	13,688	13,177	42,164	40,308
Sales and marketing	3,832	4,351	12,058	12,366
General and administrative	7,403	8,592	22,330	23,509
Amortization of purchased intangible assets	—	118	119	357
Asset sale related costs	12	251	388	344
Restructuring charges	3	1,133	261	1,786
Gain on asset sale	—	—	(817)	—
Total operating expenses	24,938	27,622	76,503	78,670
Income (loss) from operations	1,261	(8,689)	(18,892)	(35,083)
Interest income	95	85	293	300
Interest expense	(483)	(540)	(1,472)	(2,007)
Other income (expense), net	2,960	1,310	2,452	1,891
Total interest and other income (expense), net	2,572	855	1,273	184
Income (loss) before income taxes	3,833	(7,834)	(17,619)	(34,899)
Income tax provision	(1,561)	(291)	(1,526)	(2,009)
Net income (loss)	$2,272	$(8,125)	$(19,145)	$(36,908)

Basic net income (loss) per share	$0.05	$(0.18)	$(0.41)	$(0.82)
Diluted net income (loss) per share	$0.05	$(0.18)	$(0.41)	$(0.82)
Weighted average shares used to compute basic net income (loss) per share	47,666	45,476	46,949	44,804
Weighted average shares used to compute diluted net income (loss) per share	48,615	45,476	46,949	44,804

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2019	2018	2019	2018
Net income (loss)	$2,272	$(8,125)	$(19,145)	$(36,908)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(4,615)	(5,588)	(3,468)	(7,968)
Unrealized gains on available-for-sale securities, net of zero tax	—	—	—	1
Total other comprehensive loss	(4,615)	(5,588)	(3,468)	(7,967)
Comprehensive loss	$(2,343)	$(13,713)	$(22,613)	$(44,875)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at June 30, 2019	47,152	$118	$572,734	$(5,979)	$(418,889)	$147,984
Comprehensive income (loss)	—	—	—	(4,615)	2,272	(2,343)
Offering costs	—	—	(46)	—	—	(46)
Issuance of common stock in exchange for research and development services	276	1	1,499	—	—	1,500
Issuance of common stock upon exercise of stock options	98	—	397	—	—	397
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock for vested restricted stock units	573	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(82)	—	(378)	—	—	(378)
Stock-based compensation costs	—	—	2,883	—	—	2,883
Balances at September 30, 2019	48,017	$120	$577,088	$(10,594)	$(416,617)	$149,997

Three Months Ended September 30, 2018	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at June 30, 2018	44,906	$112	$553,945	$(1,981)	$(382,618)	$169,458
Comprehensive loss	—	—	—	(5,588)	(8,125)	(13,713)
Issuance of common stock upon exercise of stock options	403	1	1,860	—	—	1,861
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock for vested restricted stock units	604	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(73)	—	(471)	—	—	(471)
Stock-based compensation costs	—	—	4,039	—	—	4,039
Balances at September 30, 2018	45,840	$115	$559,371	$(7,569)	$(390,743)	$161,174

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Nine Months Ended September 30, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2018	46,378	$116	$564,722	$(7,126)	$(397,472)	$160,240
Comprehensive loss	—	—	—	(3,468)	(19,145)	(22,613)
Offering costs	—	—	(46)	—	—	(46)
Issuance of common stock in exchange for research and development services	276	1	1,499	—	—	1,500
Issuance of common stock upon exercise of stock options	265	—	969	—	—	969
Issuance of common stock under employee stock purchase plan	254	1	1,234	—	—	1,235
Issuance of common stock for vested restricted stock units	996	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(152)	—	(705)	—	—	(705)
Stock-based compensation costs	—	—	9,417	—	—	9,417
Balances at September 30, 2019	48,017	$120	$577,088	$(10,594)	$(416,617)	$149,997

Nine Months Ended September 30, 2018	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2017	44,219	$111	$545,953	$398	$(352,011)	$194,451
Impact of adoption of new accounting standard ASU 2016-16	—	—	—	—	(1,824)	(1,824)
Comprehensive loss	—	—	—	(7,967)	(36,908)	(44,875)
Issuance of common stock upon exercise of stock options	591	1	2,562	—	—	2,563
Issuance of common stock under employee stock purchase plan	234	1	1,242	—	—	1,243
Issuance of common stock for vested restricted stock units	916	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(120)	—	(747)	—	—	(747)
Stock-based compensation costs	—	—	10,363	—	—	10,363
Balances at September 30, 2018	45,840	$115	$559,371	$(7,569)	$(390,743)	$161,174

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

(In thousands)	2019	2018
Cash flows from operating activities
Net loss	$(19,145)	$(36,908)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,956	23,551
Stock-based compensation expense	9,294	10,527
Deferred taxes	—	(42)
Others	333	327
Loss (gain) on sale of assets and other write-offs	(693)	304
Loss on foreign currency hedges	—	2,220
Allowance for doubtful accounts	(17)	(144)
Write-down of inventories	6,750	3,200
Amortization of operating lease right-of-use assets	1,320	—
Foreign currency remeasurement	(2,534)	(4,192)
Issuance of common stock in exchange for research and development services	1,500	—
Change in assets and liabilities, net of effects of asset sale:
Accounts receivable	9,462	519
Inventories	(4,049)	5,482
Prepaid expenses and other assets	1,978	5,957
Accounts payable	(1,096)	(4,958)
Accrued and other liabilities	(8,670)	3,154
Net cash provided by operating activities	18,389	8,997
Cash flows from investing activities
Purchase of property, plant and equipment	(6,247)	(14,377)
Proceeds from sale of property, plant and equipment and other assets	2,138	32
Purchase of marketable securities	(126)	(880)
Proceeds from sale of marketable securities	—	5,000
Proceeds from maturity of marketable securities	—	750
Settlement of foreign currency hedges	—	(1,776)
Net cash used in investing activities	(4,235)	(11,251)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	2,204	3,801
Offering costs	(46)	—
Tax withholding on restricted stock units	(705)	(747)
Proceeds from bank loans, net of debt issuance costs	5,000	29,358
Repayment of bank loans	(12,312)	(57,323)
Proceeds from issuance of notes payable	—	4,795
Repayment of notes payable	(4,806)	(2,568)
Repayment of finance lease liabilities	(60)	—
Proceeds from government grants	—	1,228
Net cash used in financing activities	(10,725)	(21,456)
Effect of exchange rates on cash, cash equivalents and restricted cash	(444)	(560)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,985	(24,270)
Cash, cash equivalents and restricted cash at the beginning of the period	69,238	81,564
Cash, cash equivalents and restricted cash at the end of the period	$72,223	$57,294
Supplemental disclosure of non-cash investing and financing activities:
Decrease (increase) in unpaid property, plant and equipment	$(1,278)	$8,916

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of presentation and significant accounting policies
Basis of Presentation and Consolidation
The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.
Going Concern
Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires an entity to disclose information about its potential inability to continue as a going concern when conditions and events indicate that it is probable that the entity may be unable to meet its obligations as they become due within one year. Management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Quarterly Report on Form 10-Q with the SEC in November 2019. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
As of September 30, 2019, the Company’s working capital was $113.9 million, including available cash, cash equivalents, short-term investments and restricted cash of approximately $79.8 million. In the first nine months of 2019, the Company had operating losses of $18.9 million and net cash provided by operations of $18.4 million. The Company had an accumulated deficit of approximately $416.6 million as of September 30, 2019.
In September 2017, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") which provides for borrowings under an accounts receivable based formula up to a maximum of $50.0 million. As of September 30, 2019, $32.0 million was outstanding under this line. The remaining borrowing capacity as of September 30, 2019 was $12.4 million, of which $5.0 million is required to be maintained as unused borrowing capacity. Borrowings under the Wells Fargo line are not due until June 30, 2022 as long as the borrowing base is not less than the outstanding amount (Refer to Note 9). Additionally, the Company had $3.1 million of current portion of long-term debt as of September 30, 2019, which it plans to pay out of its existing available cash.
On May 16, 2019, the U.S. Commerce Department's Bureau of Industry and Security ("BIS") added Huawei and certain affiliates (collectively "Huawei") to the BIS Entity List ("Entity List"), with an effective date of May 21, 2019. This denies Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations (EAR). As Huawei has been the Company’s largest customer in recent quarters, this has a material impact on the forecasted revenue and profitability for the Company. To adjust to the revised forecast, the Company has adjusted capital expenditures, operating expenditures, project plans and incoming materials for changing demand levels. The Company has implemented changes to mitigate risks associated with the Entity List and will continue to implement actions to improve cash flow and profitability.
The Company operates in an industry that makes its prospects difficult to evaluate with certainty. Future changes in China market demand or changes to the Company’s forecasts could adversely affect the Company’s results of operations, financial position or cash flows. As a result, the Company may need to increase borrowing on existing credit lines or raise additional debt or equity capital to fund its operations. Any additional debt arrangements may likely require regular interest and principal payments which could adversely affect the Company’s operations. There can be no assurance that additional debt or equity capital will be available on acceptable terms, or at all.

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
Certain Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; the loss of any of its larger customers; restrictions on the Company's ability to sell to foreign customers; ability to obtain additional financing; inability to meet certain debt covenants; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.
Concentration
In the three months ended September 30, 2019, Huawei accounted for approximately 37% of the Company's total revenue. One other customer was greater than 10% and the Company’s top five customers represented approximately 85% of the Company’s total revenue. In the three months ended September 30, 2018, Huawei accounted for approximately 47% of the Company's total revenue. One other customer was greater than 10% and the Company’s top five customers represented approximately 89% of the Company’s total revenue. In the nine months ended September 30, 2019, Huawei accounted for approximately 41% of the Company's total revenue. One other customer was greater than 10% and the Company’s top five customers represented approximately 84% of the Company’s total revenue. In the nine months ended September 30, 2018, Huawei accounted for approximately 47% of the Company's total revenue. One other customer was greater than 10% and the Company’s top five customers represented approximately 89% of the Company’s total revenue.
As of September 30, 2019 and December 31, 2018, two customers each accounted for more than 10% of the Company’s accounts receivable.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, other current liabilities and operating lease liabilities on the Company's condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt, net of current portion on the condensed consolidated balance sheets.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on observed market data and other information available at the lease commencement date. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not record leases on the condensed consolidated balance sheet with a term of one year or less. The Company does not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Variable lease payments are expensed as incurred and are not included within the operating lease ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. Lease expense for minimum operating lease payments is recognized on a straight-line basis over the lease term.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accounting Pronouncements Recently Adopted
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
As a result of adopting Topic 842 on January 1, 2019, the Company recognized operating lease right-of-use assets of $17.3 million and corresponding operating lease liabilities of $20.8 million from existing leases on the Company's condensed consolidated balance sheet. Refer to Note 10 for further details. The adoption of Topic 842 had no impact on the Company's condensed consolidated statement of operations or condensed consolidated statement of cash flows.
There have been no new or material changes in the Company’s significant accounting policies in the nine months ended September 30, 2019, as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements Not Yet Effective
In January 2017, the FASB issued ASU 2017-4, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-4”). This standard amends the goodwill impairment test to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the total amount of goodwill allocated to that reporting unit. ASU 2017-4 is effective prospectively for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Nature of products
Revenue from sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
High Speed Products	$85,366	$68,519	$228,393	$197,362
Network Products and Solutions	7,026	13,229	25,055	34,074
Total revenue	$92,392	$81,748	$253,448	$231,436

The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
China	$44,439	$46,134	$128,928	$133,917
Americas	22,713	22,369	56,138	52,270
Rest of world	25,240	13,245	68,382	45,249
Total revenue	$92,392	$81,748	$253,448	$231,436

Deferred revenue
The Company records deferred revenue when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance during the three and nine months ended September 30, 2019 was immaterial, offset by approximately $0.2 million and $0.9 million of revenue recognized during the three and nine months ended September 30, 2019, respectively, that was included in the deferred revenue balance as of December 31, 2018. The increase in the deferred revenue balance during the three and nine months ended September 30, 2018 was immaterial, offset by approximately $0.2 million and $0.8 million of revenue recognized during the three and nine months ended September 30, 2018, respectively, that was included in the deferred revenue balance as of December 31, 2017.
Contract assets
The Company records contract assets when the revenue is recognized but the customer payment is contingent on a future event. The balance of contract assets as of September 30, 2019 and December 31, 2018 was immaterial.
Refund liabilities
The Company records refund liabilities when the contract permits the customer to return the product if certain circumstances arise. The balance of refund liabilities as of September 30, 2019 and December 31, 2018 was immaterial.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Net income (loss) per share
The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$2,272	$(8,125)	$(19,145)	$(36,908)
Denominator:
Weighted average shares used to compute per share amount:
Basic	47,666	45,476	46,949	44,804
Diluted	48,615	45,476	46,949	44,804

Basic net income (loss) per share	$0.05	$(0.18)	$(0.41)	$(0.82)
Diluted net income (loss) per share	$0.05	$(0.18)	$(0.41)	$(0.82)

The Company has excluded the impact of the following outstanding employee stock options and restricted stock units as well as the shares expected to be issued under its employee stock purchase plan from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee stock options	1,217	3,405	2,833	3,405
Restricted stock units	1,037	2,630	3,208	2,630
Market-based restricted stock units	641	665	641	665
Employee stock purchase plan	172	174	182	174
	3,067	6,874	6,864	6,874

Note 4. Cash, cash equivalents, short-term investments, and restricted cash
The following table summarizes the Company’s cash, cash equivalents, short-term investments and restricted cash (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$61,396	$58,185
Cash equivalents	—	—
Cash and cash equivalents	$61,396	$58,185
Short-term investments	$7,607	$7,481
Restricted cash	$10,827	$11,053

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$61,396	$58,185
Restricted cash	10,827	11,053
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$72,223	$69,238

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes the Company’s unrealized gains and losses related to its cash equivalents and short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of September 30, 2019				As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$7,607	$—	$—	$7,607	$7,481	$—	$—	$7,481
Reported as:
Short-term investments				$7,607				$7,481

As of September 30, 2019 and December 31, 2018, maturities of marketable securities were less than 1 year. There were no realized gains and losses on the sale of marketable securities during the three and nine months ended September 30, 2019 and 2018. The Company did not recognize any impairment losses on its marketable securities during the three and nine months ended September 30, 2019 or 2018. As of September 30, 2019, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.
Note 5. Fair value disclosures
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2019				As of December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments:
Money market funds	$7,607	$—	$—	$7,607	$7,481	$—	$—	$7,481
Other long-term assets:
Mutual funds held in Rabbi Trust	$569	$—	$—	$569	$465	$—	$—	$465
Liabilities
Accrued and other current liabilities:
Rusnano payment derivative	$—	$—	$—	$—	$—	$—	$2,000	$2,000

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at September 30, 2019. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As of September 30, 2019 and December 31, 2018 the Company had no assets or liabilities required to be measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value
The carrying values of accounts receivable, accounts payable, notes payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The estimated fair value of the Company's long-term debt approximated its carrying value as of September 30, 2019 and December 31, 2018, as the interest rates approximated rates currently available to the Company on the issuance of liabilities with a similar maturity. This estimate is considered to be a Level 2 fair value measurement.
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
In April 2019, the Company completed the sale of 100% interest in the operations of NeoPhotonics Corporation, LLC, the Company's manufacturing operations in Russia to Joint Stock Company Rusnano, a related party. In connection with the sale, the Company received $2.0 million in cash, settled the $2.0 million exit fee and recognized a gain on asset sale of $0.8 million within operating expenses during the nine months ended September 30, 2019.
APAT
In January 2017, the Company completed the sale of its Low Speed Transceiver Products’ assets to APAT Optoelectronics Components Co., Ltd. ("APAT OE") pursuant to an asset purchase agreement dated December 14, 2016 for consideration of approximately $25.0 million (in RMB equivalent) plus approximately $1.4 million (in RMB equivalent) post-closing transaction service fees to be received under a transition services agreement with APAT OE in which the Company provided short-term manufacturing and other specific services pursuant to such agreement. The related supply chain purchase commitments and value-added tax obligations were assumed by APAT OE. The receivable and payable balances related to the transition service arrangement were $11.6 million and $11.8 million, respectively, as of September 30, 2019.
As of December 31, 2016, the balance in assets held for sale was $13.9 million, consisting of $13.1 million in inventories and $0.8 million in property, plant and equipment. As a result of post-closing adjustments, total consideration was reduced by approximately $3.4 million for inventory. In addition, an immaterial amount of property, plant and equipment was reclassified from assets held for sale. Upon closing, assets sold to APAT OE were approximately $12.8 million, including approximately $12.1 million in inventories and $0.7 million in property, plant and equipment. The adjusted consideration received of approximately $21.6 million was subject to further reduction of up to $10.0 million for any indemnification claims. As of September 30, 2019, the Company has a reserve of $6.5 million within accrued and other current liabilities for warranty claims. The indemnification warranties expired on June 30, 2017. The Company recognized a $2.2 million gain on the sale of these assets within operating loss in 2017.
All of the Low Speed Transceiver Products were part of the Company’s Network Products and Solution product group and included the low speed optical network (PON) products for which the end-of-life plan was announced in mid-2016.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7. Balance sheet components
Accounts receivable, net
Accounts receivable, net, consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable	$65,096	$74,343
Trade notes receivable	400	672
Allowance for doubtful accounts	(251)	(264)
	$65,245	$74,751

Inventories, net
Inventories, net, consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$23,316	$27,806
Work in process	15,485	13,044
Finished goods(1)	9,867	11,309
	$48,668	$52,159
________________________________________________________

(1)	Finished goods inventory at customer vendor managed inventory locations was $3.1 million and $5.6 million as of September 30, 2019 and December 31, 2018, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid taxes and taxes receivable	$5,523	$5,461
Transition services agreement receivable (refer to Note 6)	11,609	11,999
Deposits and other prepaid expenses	2,714	3,020
Other receivable	4,075	6,125
	$23,921	$26,605

Property, plant and equipment, net
Purchases of property, plant and equipment unpaid as of September 30, 2019 and September 30, 2018 was $2.8 million and $1.1 million, respectively.
Purchased intangible assets
Purchased intangible assets consist of the following (in thousands):

	September 30, 2019			December 31, 2018
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$36,609	$(35,107)	$1,502	$37,029	$(34,995)	$2,034
Customer relationships	14,970	(14,970)	—	15,146	(15,026)	120
Leasehold interest	1,193	(380)	813	1,238	(374)	864
	$52,772	$(50,457)	$2,315	$53,413	$(50,395)	$3,018

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$185	$185	$553	$572
Operating expenses	—	118	119	357
Total	$185	$303	$672	$929

The estimated future amortization expense of purchased intangible assets as of September 30, 2019, is as follows (in thousands):

2019 (remaining three months)	$184
2020	736
2021	644
2022	27
2023	27
Thereafter	697
$2,315

Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Transition services agreement payables (refer to Note 6)	$11,757	$11,769
Employee-related	14,111	14,899
Asset sale related contingent liabilities (refer to Note 6)	6,505	6,751
Operating lease liabilities, current	2,067	—
Accrued warranty	749	672
Deferred revenue, current	115	1,114
Income and other taxes payable	1,464	1,580
Rusnano payment derivative	—	2,000
Accrued litigation settlement	150	2,645
Other accrued expenses	5,496	8,858
	$42,414	$50,288

Warranty Accrual
The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$751	$1,592	$672	$1,334
Warranty accruals	198	(42)	674	487
Settlements	(200)	(351)	(597)	(622)
Ending balance	$749	$1,199	$749	$1,199

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other noncurrent liabilities
Other noncurrent liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Pension and other employee-related	$4,121	$4,529
Deferred rent	—	3,058
Government grant	2,075	2,108
Capital lease obligation	—	282
Asset retirement obligations and other	3,552	3,522
	$9,748	$13,499

Note 8. Restructuring
In 2017, the Company initiated restructuring actions in order to focus on key growth initiatives and to move towards a lower break even revenue level through lower operating expenses and manufacturing cost reductions. Actions included a reduction in force, facilities consolidation and certain asset-related adjustments. The Company recorded restructuring charges of $0.3 million within operating expenses in the nine months ended September 30, 2019 for costs related to the sale of NeoPhotonics Russia. The Company recorded $0.1 million and $0.2 million in restructuring charges within cost of goods sold in the three and nine months ended September 30, 2018 and $1.1 million and $1.8 million in restructuring charges within operating expenses in the three and nine months ended September 30, 2018, respectively. Restructuring activities for the nine months ended September 30, 2019 were as follows (in thousands):

	Employee Severance	Facilities Consolidation	Others	Total
Restructuring obligations December 31, 2018	$436	$769	$1,611	$2,816
Charges	88	—	173	261
Cash payments	(524)	(130)	(171)	(825)
Settlement of Rusnano payment derivative	—	—	(1,611)	(1,611)
Adoption of ASC 842	—	(620)	—	(620)
Restructuring obligations September 30, 2019	$—	$19	$2	$21

The current restructuring liability reported in accrued and other current liabilities in the condensed consolidated balance sheets as of September 30, 2019 was immaterial.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Debt
The table below summarizes the carrying amounts and weighted average interest rates of the Company’s debt (in thousands, except percentages):

	September 30, 2019		December 31, 2018
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Notes payable to suppliers	$—	—	$4,795	—
Total notes payable and short-term borrowing	$—		$4,795

Long-term debt, current and noncurrent:
Borrowing under Wells Fargo Credit Facility	$32,016	3.90%	$35,961	4.41%
Mitsubishi Bank loans	9,808	1.04% -1.44%	11,094	1.05% -1.45%
Mitsubishi Bank and Yamanashi Chou Bank loan	6,185	1.07%	6,898	1.10%
Finance lease liability	303		—
Unaccreted discount and issuance costs	(487)		(602)
Total long-term debt, net of unaccreted discount and issuance costs	$47,825		$53,351
Reported as:
Current portion of long-term debt	$3,054		$2,897
Long-term debt, net of current portion	44,771		50,454
Total long-term debt, net of unaccreted discount and issuance costs	$47,825		$53,351

Notes payable and short-term borrowing
The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of September 30, 2019, the Company’s subsidiary in China had two line of credit facilities with the following banking institutions:

•
Under the first line of credit facility with Shanghai Pudong Development Bank, the Company can borrow up to RMB 120.0 million ($16.8 million) for short-term loans at varying interest rates, or up to approximately RMB 240.0 million ($33.6 million) for bank acceptance drafts (with up to 50% compensating balance requirement). This line of credit facility expires in November 2021. In November 2017, the Company borrowed $17.0 million under this line which bore interest at 4.1%. The amount of $17.0 million under this line was repaid in May 2018.

•
Under the second line of credit facility with Shanghai Pudong Development Bank, which expires in November 2021, the Company can borrow up to RMB 30.0 million ($4.2 million) for short-term loans at varying interest rates, or up to approximately RMB 60.0 million ($8.4 million) for bank acceptance drafts (with up to 50% compensating balance requirement).

•
In December 2017, the Company's subsidiary in China entered into a third line of credit facility with China CITIC Bank in China, which expired in November 2018. The purpose of the credit facility is to provide short-term borrowings, bank acceptance drafts and letters of credits. Under this credit facility, the Company could borrow up to approximately RMB 250 million ($35.0 million) at varying interest rates, or up to approximately RMB 390.6 million ($54.7 million) for bank acceptance drafts (with up to 36% compensating balance requirement). In February 2018, the Company borrowed $17.0 million under this line which bore interest at 4.7%. The amount of $17.0 million under this line was repaid in August 2018.

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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had no outstanding balance at September 30, 2019 and an outstanding balance of $4.8 million as of December 31, 2018.
As of December 31, 2018, compensating balances relating to these bank acceptance drafts and letters of credit issued to suppliers and the Company’s subsidiaries totaled $2.6 million. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.
In China, when there is a case pending in judicial court, banks may choose to limit borrowing against existing credit lines, regardless of the legitimacy of the case. The Company has a dispute pending with APAT OE in judicial court (Refer to Note 12). The Company has repaid funds borrowed and does not expect to make any additional draws against its credit facilities in China until this matter is resolved.
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
On June 14, 2019, the Company entered into a First Amendment to the Credit Facility (the "Amended Credit Facility"). The Amendment removes Huawei from the list of “Eligible Accounts” as a basis for the Company’s borrowing while Huawei is on the U.S. Bureau of Industry and Security (“BIS”) “Entity List”. During the period of time while Huawei remains on the Entity List, the concentration limits of certain other customers are increased to partially offset the removal of Huawei. Additionally, until Huawei is no longer on the Entity List, the Company is required to maintain a temporary combination of certain defined unrestricted cash and unused borrowing capacity under the Credit Facility of at least $30.0 million in the U.S. and $40.0 million world-wide, of which at least $5.0 million shall include unused borrowing capacity.
The Company was in compliance with the covenants of this Amended Credit Facility as of September 30, 2019. As of September 30, 2019, the outstanding balance under the Credit Facility was $32.0 million and the weighted average rate under the LIBOR option was 3.90%. The remaining borrowing capacity as of September 30, 2019 was $12.4 million, of which $5.0 million is required to be maintained as unused borrowing capacity. The Company repaid $5.0 million in January 2019, which was borrowed in December 2018.
Mitsubishi Bank loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with MUFG Bank, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500.0 million JPY ($4.4 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY (approximately $9.3 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The 2015 Mitsubishi Bank Loans are

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

secured by a mortgage on certain real property and buildings owned by the Company’s Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A required interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8.3 million JPY (approximately $0.1 million) until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY (approximately $0.1 million) on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40.5 million JPY (approximately $0.4 million). The Term Loan A of 500.0 million JPY (approximately $4.4 million) was repaid to the Mitsubishi Bank in January 2018.
The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with the related covenants as of September 30, 2019 and December 31, 2018. Outstanding principal balance for the Mitsubishi Term Loans was 541.7 million JPY (approximately $5.0 million) as of September 30, 2019.
In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690.0 million JPY (approximately $6.4 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment owned by the Company's subsidiary in Japan. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with these covenants as of September 30, 2019. The loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $6.4 million) under this loan was fully drawn in March 2017. Outstanding principal balance for the 2017 Mitsubishi Bank Loan was approximately 517.5 million JPY (approximately $4.8 million) as of September 30, 2019.
Mitsubishi Bank and Yamanashi Chou Bank loan
In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $7.9 million) (the “Term Loan C”). The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C requires no additional security. The Term Loan C was available from January 29, 2018 to January 29, 2025. The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of September 30, 2019 and December 31, 2018. Outstanding principal balance for the Mitsubishi Bank and Yamanashi Chou Bank Loan was approximately 667.9 million JPY (approximately $6.2 million) as of September 30, 2019.
As of September 30, 2019, maturities of total long-term debt were as follows (in thousands):

2019 (remaining three months)	$814
2020	3,203
2021	3,210
2022	35,216
2023	3,115
Thereafter	2,754
$48,312

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 10. Leases
The Company has operating leases for offices, research and development facilities and manufacturing facilities. Leases have remaining terms of less than one year to eight years, some of which include options to extend the leases and some of which may include options to terminate the leases within one year. As of September 30, 2019 and December 31, 2018, an asset recorded in property, plant and equipment under a finance lease was immaterial.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$760	$2,270
Variable and short-term lease cost	401	1,062
Total lease cost	$1,161	$3,332
Other information related to leases was as follows (in thousands, except lease term and discount rate):

Nine Months Ended September 30,
2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,635
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$136
Weighted average remaining lease term
Operating leases	7.5
Weighted average discount rate
Operating leases	6.4%

Future minimum lease payments under non-cancelable leases as of September 30, 2019 were as follows (in thousands):

Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$891
2020	3,140
2021	3,094
2022	3,091
2023	3,041
Thereafter	11,202
Total future minimum lease payments	24,459
Less imputed interest	(5,338)
Total	$19,121

Reported as of September 30, 2019:	Operating Leases
Accrued and other current liabilities	$2,067
Operating lease liabilities, noncurrent	17,054
Total	$19,121

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of December 31, 2018, the future minimum commitments under the Company’s non-cancelable operating leases and capital leases are as follows (in thousands):

Operating Leases
2019	$3,618
2020	3,113
2021	3,059
2022	3,056
2023	3,049
Thereafter	11,437
Total future minimum lease payments	$27,332

Note 11. Japan pension plan
The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan as of September 30, 2019 was $4.1 million, of which $0.6 million was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet. The pension liability related to the Company’s RAP in Japan as of December 31, 2018 was $4.3 million, of which $0.3 million, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.
Net periodic pension cost associated with this plan was immaterial in the three and nine months ended September 30, 2019 and 2018.
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
In December 2016, the Company was served with a lawsuit filed by Lestina International Ltd. (“Lestina”), in Santa Clara County, CA. The lawsuit is regarding a dispute of approximately $3.0 million related to purchase orders for the Company’s Low Speed Transceiver Products that was soon thereafter sold by the Company to APAT OE in January 2017. The purchase orders in question were included in the asset sale and were assumed liabilities by the purchaser of the business. The parties engaged in extensive negotiations and in January 2019, the parties agreed to a proposed settlement which was placed on the record of the Superior Court of Santa Clara County agreeing that NeoPhotonics Dongguan Co., Ltd. (“NeoDongguan”) (the Company’s wholly owned subsidiary located in China) would pay to Lestina a total of $2.2 million. These payments were

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

completed in two installments paid in February and June 2019. Upon Lestina's receipt of the final payment in June 2019, Lestina shipped to NeoDongguan the remaining parts from the original purchase orders.
In April 2018, APAT OE filed a lawsuit in the Qianhai Court in Shenzhen, China against NeoPhotonics (China) Co., Ltd. and NeoPhotonics Dongguan Co. Ltd. (collectively "NeoChina") and NeoPhotonics Corporation with a claim of approximately $20.0 million. The lawsuit relates to the sale of the low speed transceiver business to APAT OE from NeoChina. APAT OE claims that the business has been losing money and that APAT OE was not given all of the information about the business they purchased prior to signing the Asset Purchase Agreement. In May 2018, counsel on behalf of NeoChina filed a motion objecting to the jurisdiction, claiming that the proper jurisdiction for any dispute between these parties is the Shenzhen Court of International Arbitration (or the "Arbitration Court") and the proper parties to this dispute are NeoChina and APAT OE, pursuant to the Asset Purchase Agreement signed by APAT OE and NeoChina (or the "APA"). In June 2018 a hearing was held in the Qianhai Court in Shenzhen, China and in August 2018 the Court ruled in favor of APAT OE. In October 2018, a hearing was held in the Intermediate Court of Shenzhen (or the "Intermediate Court") on an appeal which was filed by NeoChina and in November 2018 the Intermediate Court ruled in favor of NeoChina and dismissed in totality the litigation against NeoChina, ruling that arbitration was the proper forum for such dispute resolution between the parties. The litigation continues against NeoPhotonics Corporation in Intermediate Court, where NeoPhotonics Corporation claims that there is no existing contract between APAT OE and NeoPhotonics Corporation and therefore there is no basis for litigation. The Company is unable to predict the outcome of this matter and is not currently aware of the precise amount of the ongoing claim by APAT against the remaining defendant, NeoPhotonics Corporation, in this lawsuit.
In December 2018, APAT OE officially filed claims through two lawsuits against NeoChina, NeoPhotonics Corporation Limited Hong Kong (or NeoHK), Novel Centennial Limited BVI (or NeoBVI) and NeoPhotonics Corporation in the Intermediate Court in addition to a pre-trial preservation order. On the same day the Court issued the order to preserve approximately $29.0 million of NeoChina assets, which is the approximate amount of the revised claims by APAT OE against all defendants in the first lawsuit. The temporary pre-trial preservation order was made simultaneously to the filing of the two lawsuits, but the defendants were not served or aware of the lawsuit until later in January 2019. In the first lawsuit, the legal claims are the same as the ones APAT OE filed in April 2018 in Qianhai Court in Shenzhen, China (as described above). The difference is that instead of distributing claims in separate cases, APAT OE has combined its claims to one single case and added the additional defendants of NeoHK and NeoBVI and increased the claimed damages to approximately $29.0 million. In the second lawsuit, the claims are new and related to the alleged new issues related to a contract manufacturer located in the Philippines and claiming damages in the amount of RMB 50.9 million (approximately $7.6 million). APAT OE claims that the defendants have interfered with APAT OE’s ability to sign an engagement agreement with the contract manufacturer. The defendants believe this dispute is related to and should be under the jurisdiction that was agreed to in the APA, and therefore should be properly transferred to the Shenzhen Court of International Arbitration. In March 2019 the Shenzhen Intermediate Court assigned a judge for the two lawsuits, but no hearing date has been set yet. The Company is unable to predict the outcome of this matter.
In February 2019, NeoChina filed a case in the Qianhai Court in Shenzhen, China against APAT OE and Zhejiang Merchants Property Insurance Company for losses and damages caused to NeoChina from APAT OE’s previously granted property preservation. The claim is for approximately RMB 350,000 (approximately $52,000) in damages and legal fees and was heard in May 2019. In October 2019, NeoChina received a ruling in favor of the defendants but has filed an appeal for which a hearing date has not yet been scheduled. The Company is unable to predict the outcome of this matter.
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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In July 2018, NeoChina applied together to the Shenzhen Intermediate Court for enforcement of the previous arbitration ruling because APAT OE had refused to perform the arbitral award. In October 2018, the Court enforced the award, officially closing this arbitration matter.
In July 2018, NeoChina filed an arbitration claim against APAT OE in the Arbitration Court claiming approximately USD$12.0 million in damages as related to liability under the APA. NeoChina also was granted a property preservation of APAT OE’s bank accounts. In February 2019 NeoChina applied to the Arbitration Court to reduce the claim to USD $7.1 million according to the evidence of confirmation requests received by NeoChina. A hearing occurred on September 23, 2019. No judgment has been issued to date. The Company is unable to predict the outcome of this matter.
In November 2018, APAT OE filed an additional arbitration claim against NeoChina and NeoPhotonics Corporation claiming approximately USD $7.8 million for liability under the APA. In March 2019, NeoChina filed a response and counterclaim against APAT OE including a claim for attorney fees in the amount of RMB 810,000 (approximately $121,000). This matter is scheduled to be heard in the same hearing as the NeoChina arbitration claim referenced above, which matter was heard on September 23, 2019. No judgment has been issued to date. The Company is unable to predict the outcome of this matter.
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
Rusnano had non-transferable veto rights over the Company’s Russian subsidiaries’ annual budget during the investment period and had the right to approve non-cash asset transfers to be made in satisfaction of the Investment Commitment. The Company accounted for the Rusnano Payment as an embedded derivative instrument. The fair value of the penalty payment derivative has been estimated at the date of the original common stock sale (April 27, 2012) and at each subsequent balance

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

sheet date using a probability-weighted discounted future cash flow approach using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for this approach include the probability of achieving the Investment Commitment and a discount rate that approximates the Company’s incremental borrowing rate. After the initial measurement, changes in the fair value of this derivative are recorded in other income (expense), net. The estimated fair value of this derivative was $2.0 million as of December 31, 2018. As of December 31, 2018, the derivative was reported within Accrued and other current liabilities on the Company’s condensed consolidated balance sheets. Refer to Note 6 for further details.
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
In April 2019, the Company completed the sale of 100% interest in the operations of NeoPhotonics Corporation, LLC, the Company's manufacturing operations in Russia to Joint Stock Company Rusnano, a related party. In connection with the sale, the Company received $2.0 million in cash, settled the $2.0 million exit fee and recognized a gain on asset sale of $0.8 million during the nine months ended September 30, 2019.
Note 13. Stockholders’ equity
Common Stock
As of September 30, 2019, the Company had reserved 7,964,197 common stock for issuance under its equity incentive plans and 1,820,744 common stock shares for issuance under its employee stock purchase plan.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Income (loss)
Balance as of December 31, 2018	$(6,897)	$(229)	$(7,126)
Other comprehensive loss, net of taxes of zero	(3,468)	—	(3,468)
Balance as of September 30, 2019	$(10,365)	$(229)	$(10,594)

No material amounts were reclassified out of accumulated other comprehensive income during the three and nine months ended September 30, 2019 and 2018 for realized gains or losses on available-for-sale securities.
Accumulated Deficit
Approximately $9.0 million of the Company’s retained earnings within its total accumulated deficit as of December 31, 2018 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves.

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 14. Restricted net assets
The Company’s consolidated subsidiaries operating in China and Japan are restricted from transferring funds or assets to its parent company in the form of cash dividends, loans or advances. As of September 30, 2019 and December 31, 2018, the Company's consolidated subsidiaries had $20.5 million and $20.9 million, respectively, of restricted net assets. This compares to the Company's consolidated net assets of $150.0 million and $160.2 million as of September 30, 2019 and December 31, 2018, respectively, which consisted of (in thousands):

	September 30, 2019	December 31, 2018
Cash restricted in China as a result of ongoing litigation and unfulfilled government grants	$10,791	$11,018
China earnings restricted to fund statutory common reserves in China	8,792	9,005
Loan agreements in Japan requiring local subsidiaries to maintain minimum net asset levels	926	909
Total restricted net assets in the Company's consolidated subsidiaries	$20,509	$20,932

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 15. Stock-based compensation
The following table summarizes the stock-based compensation expense recognized in the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$441	$553	$1,651	$1,832
Research and development	715	1,016	2,383	2,618
Sales and marketing	575	931	1,852	2,511
General and administrative	1,220	1,541	3,408	3,566
	$2,951	$4,041	$9,294	$10,527

Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock options	2019	2018	2019	2018
Weighted-average expected term (years)	6.00	0.00	6.00	6.02
Weighted-average volatility	68%	—%	67%	65%
Risk-free interest rate	1.82%	—%	1.82%-2.27%	2.27% - 2.62%
Expected dividends	—%	—%	—%	—%
Stock appreciation units
Weighted-average expected term (years)	1.45	1.87	1.56	1.99
Weighted-average volatility	65%	65%	63%	66%
Risk-free interest rate	1.75%-2.12%	1.73% - 2.52%	1.75%-2.63%	1.03%-2.52%
Expected dividends	—%	—%	—%	—%
ESPP
Weighted-average expected term (years)	0.00	0.00	0.69	0.71
Weighted-average volatility	—%	—%	60%	61%
Risk-free interest rate	—%	—%	2.36%-2.59%	1.20%-1.93%
Expected dividends	—%	—%	—%	—%

Stock Options and Restricted Stock Units (RSUs)
The following table summarizes the Company’s stock option and RSU activity, excluding market-based RSUs, during the nine months ended September 30, 2019:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2018	3,202,745	$5.73	2,486,028	$7.87
Granted	103,001	4.34	1,938,591	4.87
Exercised/Converted	(264,857)	3.66	(996,340)	8.70
Cancelled/Forfeited	(208,277)	6.52	(220,524)	7.51
Balance as of September 30, 2019	2,832,612	5.82	3,207,755	5.82

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

At September 30, 2019, the Company had $1.0 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 1.4 years. At September 30, 2019, the Company had $14.2 million of unrecognized stock-based compensation expense for RSUs, excluding market-based RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 2.6 years.
Market-based Restricted Stock Units
As of September 30, 2019, the Company has granted 705,000 shares of market-based RSUs to certain employees. These RSUs will vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share and the recipients remain in continuous service with the Company through such service period. No market-based RSUs have vested and 63,500 market-based RSUs have been cancelled through September 30, 2019.
The weighted average grant-date fair value per share of market-based RSUs granted during 2018 was approximately $5.82 per share. As of September 30, 2019, the Company had $1.6 million of unrecognized stock-based compensation expense for these RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 1.04 years. The fair value of market-based RSUs was measured on the grant date using Monte Carlo simulation model with the following assumptions:

Market-based restricted stock units	Assumptions Used
Weighted-average volatility	66%
Risk-free interest rate	2.79%
Expected dividends	—%

Stock Appreciation Units (SAU)
SAUs are liability classified share-based awards. Outstanding SAUs are re-measured each reporting period at fair value until settlement. The Company did not grant any SAUs during the three and nine months ended September 30, 2019 or 2018. As of September 30, 2019 and December 31, 2018, there were 169,351 and 192,872 SAUs outstanding, respectively, and related SAU liabilities were $0.5 million and $0.6 million, respectively.
Employee Stock Purchase Plan (ESPP)
The Company issued 253,718 shares under the ESPP during the nine months ended September 30, 2019. As of September 30, 2019, there was $0.1 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2019. In June 2019, the Company adopted an Amendment and Restatement of the ESPP to increase the number of shares authorized for issuance under the ESPP by an additional 1,500,000 shares and to eliminate the annual "'evergreen" automatic increase provisions.
Note 16. Income taxes
The provision for income taxes in the periods presented is based upon the income (loss) before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax provision	$(1,561)	$(291)	$(1,526)	$(2,009)

The Company’s income tax provision in the three and nine months ended September 30, 2019 and 2018 was primarily related to income taxes of the Company’s non-U.S. operations.
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

NeoPhotonics Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted which, among other things, lowered the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates Global Intangible Low Taxed Income ("GILTI") to tax certain foreign sourced earnings. As of December 31, 2018, the Company has concluded the accounting under the TCJA within the time period set forth in Staff Accounting Bulletin 118. There was no provision impact of TCJA on the 2018 financial statements due to full valuation allowance on U.S. deferred tax assets. In addition, the Company has elected to treat GILTI inclusion accounting impact as a current period expense. As of September 30, 2019, the TCJA has no material impact on the financial statements due to full valuation allowance on U.S. deferred tax assets.
The Company adopted ASU 2016-16 on a modified retrospective basis effective January 1, 2018. Upon adoption of this standard on January 1, 2018, the Company recorded $1.8 million to accumulated deficit balance for intra-entity transfer of an asset other than inventory in prior years.
As of September 30, 2019, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2019 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.
This Quarterly Report on Form 10-Q for the period ended September 30, 2019 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2019 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.
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
Business Overview
We develop, manufacture and sell optoelectronic products that transmit, receive, modify and switch high speed digital optical signals for communications networks and related applications. Our products address the highest speed over distance applications and are designed for 100G and beyond data rates, such as at 200G, 400G, 600G and 800G per second rates on a single wavelength for telecom and hyper-scale data center, or content provider, networks. We sell our products to the world’s leading network equipment manufacturers, including Ciena Corporation ("Ciena"), Cisco Systems, Inc., Fiberhome Technologies, Ltd. ("Fiberhome"), Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies, Ltd. (collectively “Huawei”) and Nokia (formerly Alcatel-Lucent, which was acquired by Nokia in January 2016), and through them to the world's leading Telecom Carriers and Internet Content Providers (ICPs). These companies are among our largest direct and indirect customers and a focus of our strategy due to their leading market positions.
Over the last decade we have been a consistent technology innovator in high speed digital optics products and applications, steadily introducing new capabilities and solutions that enable leading market positions for our customers and for our products that they use.
Our High Speed Products for data rates of 100G, 400G, 600G and beyond use our Advanced Hybrid Photonic Integration technology. Advanced Hybrid Photonic Integration combines photonic circuits which utilize our multiple differentiated integration platforms, including Silicon Photonics, Indium Phosphide, Silica on Silicon, Gallium Arsenide and Silicon Germanium, so that each function is performed in the optimal material. These high performance products are the core focus of our strategy, and we believe that they are an important competitive differentiator. Our strategic focus on high speed components and coherent solutions recognizes the explosion of optics in converged edge network applications and we are expanding to new markets ranging from data centers to cable television to autonomous vehicle navigation. We align our product group reporting to “High Speed Products”, which includes products designed for 100G and beyond communications applications, and “Network Products and Solutions,” which comprises all products designed for applications that do not have data rates at or above 100G.
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
While supporting our customers' current needs with these advanced components, we are also preparing for their next generation needs by taking steps to integrate and reduce the size of the optics by approximately a factor of two while maintaining the high performance necessary for 400G, 600G, and 800G per wavelength. We recently introduced and demonstrated a Silicon Photonics based Coherent Optical Subassembly, or COSA, which integrates a 64GBaud coherent driver-modulator and coherent receiver in a compact package that occupies less than half the space of the equivalent discrete components. Alongside this, we introduced and are now shipping in limited availability our "Nano" ultra-narrow linewidth external cavity integrable tunable laser assembly, similarly reduces the size in half while featuring the industry leading linewidth and power consumption of our external cavity laser. Furthermore, we also demonstrated our Silicon Photonics based "Pico" Tunable Laser, which can be integrated with other Silicon Photonics elements, such as our COSA, to further reduce the size of the coherent optics necessary to support next generation high performance 400ZR pluggable modules.
Our in-house coherent module solutions leverage our high performance and high speed components. Our CFP-DCO 100G coherent module is shipping to customers deploying links in metro networks and switch/router connection applications where high signal clarity is key. We further demonstrated at OFC in March 2019 our 100G coherent CFP2-DCO module, which utilized our "Nano" tunable laser, our CDM and our Micro-Coherent Receiver. Furthermore, we are combining our "Nano" laser with our Silicon Photonics COSA into a 400ZR pluggable module which will provide direct Router to Router Data Center Interconnection.
Long Haul, Metro and high density data center interconnect networks also leverage our multi-cast switches to boost network capacity while supporting bandwidth-intensive services. These switches enable contentionless reconfiguration to maximize fiber utilization and capacity growth.
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
Finally, we are deploying a range of both passive module solutions and long reach laser solutions for 5G network applications, for which network deployments are expected to ramp in 2020.
We have research and development and water fabrication facilities in San Jose and Fremont, California and in Tokyo, Japan that coordinate with our research and development and manufacturing facilities in Dongguan, Shenzhen, Wuhan, China, and Ottawa, Canada. We use proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing. Today, we believe we are one of the highest volume photonic integrated circuit ("PIC") manufacturers in the world.
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
Through 2018 and continuing into 2019, demand for certain of our High Speed Products that are used in metro and data center interconnect (DCI) applications in North America and Europe increased. DCI deployments in North America were particularly strong, and our products for these applications were shipped to contract manufacturers for our system manufacturer customers.
Our expectations were that we would see the same demand pattern through the remainder of 2019 and we expected volume growth for our High Speed Products to continue.
On May 16, 2019, however, the U.S. Commerce Department's Bureau of Industry and Security ("BIS") added Huawei and certain affiliates to the BIS Entity List ("Entity List") with an effective date of May 21, 2019. This denies Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations (EAR). To ensure compliance, NeoPhotonics immediately suspended shipments to Huawei and began a systematic assessment of its products sold to Huawei and its affiliate, HiSilicon, to determine how they are, or are not, subject to the restrictions resulting from the Entity List. This had an immediate impact on the level of revenue shipments in the second quarter, as in general Huawei accounts for slightly under one half of our revenue.
After consulting with legal and technical experts, we determined that certain of our products, notably our foreign-manufactured products, are not subject to EAR regulations and may be lawfully sold to Huawei and its affiliates. Each product must be reviewed individually in a detailed, specific and time consuming process, and these reviews are still ongoing through the third quarter. Consequently, we have reset our business approach with Huawei to consist of only products that have been determined to be not subject to EAR. During 2018, non-EAR products were over half of our Huawei revenue. As a result some shipments resumed late in the second quarter and continued in the third quarter.
On June 29, 2019, President Trump announced that U.S. firms would be allowed to sell to Huawei while trade negotiations were ongoing. Administration spokespersons subsequently clarified that companies could apply for temporary export licenses for products subject to EAR and that these licenses might be granted if the product was deemed not to be a risk to national security. We have applied for licenses for certain technology subject to EAR, but at the time of this filing no licenses have yet been granted.
Our revenue and gross margins may fluctuate materially from quarter to quarter due to changes in government regulations and Huawei demand, as well as depending on a variety of other factors including customer demand fluctuations, ramp-up of new product introductions, average selling price changes, product mix, volume, manufacturing utilization and ongoing manufacturing process improvements.
Revenue was $92.4 million in the three months ended September 30, 2019, compared to $81.7 million in the same period in 2018 primarily due to volume growth to U.S. and European based customers, including through their off-shore contract manufacturers, partially offset by a decrease in shipments to Huawei due to the elimination of shipments of products subject to EAR after Huawei's placement on the Entity List. Our gross profit was 28% of revenue in the three months ended September 30, 2019, compared to 23% of revenue in the three months ended September 30, 2018. Improvement resulted from increased volume and cost reductions.
In the three months ended September 30, 2019, High Speed Products represented approximately 92% of total revenue, or $85.4 million and Network Products and Solutions represented approximately 8% of total revenue, or $7.0 million. In the three months ended September 30, 2018, High Speed Products were 84% of total revenue, or $68.5 million and Network Products and Solutions represented approximately 16% of total revenue, or $13.2 million. The High Speed Product market segment is growing at a much faster pace than Network Products and Solutions, certain products of which were also disproportionately impacted by the suspension of shipments due to Huawei's placement on the Entity List.
Critical accounting policies and estimates
Other than the policy changes disclosed in Note 1 in Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Report, there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2019 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations
Revenue
Our business is focused on the highest speed digital optics and signal processing communications applications. In the three months ended September 30, 2019, our High Speed Products for data rates of 100G and beyond comprised 92% of our revenues.
We sell substantially all of our products to original equipment manufacturers ("OEMs") and their contract manufacturers. Revenue is recognized upon transfer of control of the product to the buyer. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change or as manufacturing costs are reduced. Our first quarter revenue is typically seasonally lower than the rest of the year primarily due to the impact of annual price negotiations with customers that occur at the end of the prior year and lower capacity utilization during the holidays in China. However, this historical pattern should not be considered a reliable indicator of our future revenue or financial performance. Our sales transactions to customers are denominated primarily in U.S. dollars, with small portions in Chinese Renminbi (“RMB”) or Japanese Yen (“JPY”).
In the second quarter of 2019, the BIS added Huawei and certain affiliates to the Entity List. We ceased all shipments to Huawei before the Entity List became effective and resumed shipment in late June of certain products that have been determined by us to be not subject to EAR. We expect this Entity List to continue to affect our revenue and operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Total revenue	$92,392	$81,748	$10,644	13%	$253,448	$231,436	$22,012	10%

We generate most of our revenue from a limited number of customers. Huawei has consistently been our largest customer, which was again the case in the three months ended September 30, 2019, as it accounted for approximately 37% of our revenue. One other customer was greater than 10% of our revenue for the three months ended September 30, 2019. In the three months ended September 30, 2018, Huawei accounted for approximately 47% of our revenue and one other customer was greater than 10% of our revenue.
In addition to Huawei, we have several large customers which may or may not exceed 10% of revenue in any given quarter. After Huawei, our next four largest customers accounted for an additional 48% and 42% of our revenue in the three months ended September 30, 2019 and 2018, respectively.
We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. As of September 30, 2019 and December 31, 2018, two customers each accounted for more than 10% of total accounts receivable.
Three Months Ended September 30, 2019 Compared With Three Months Ended September 30, 2018
Revenue increased by $10.6 million, or 13%, in the three months ended September 30, 2019, compared to the same period in 2018, reflecting an increase in volume to U.S. and European based customers, including to their offshore contract manufacturers, partially offset by a decrease in shipments to Huawei due to the elimination of shipments of products subject to EAR after Huawei's placement on the Entity List. In the three months ended September 30, 2019, High Speed Products represented approximately 92% of total revenue, compared to 84% of total revenue in the same period in 2018, while Network Products and Solutions represented approximately 8% of total revenue in the three months ended September 30, 2019, compared to approximately 16% of total revenue in the three months ended September 30, 2018. The High Speed Product market segment is growing at a much faster pace than Network Products and Solutions and certain Network Products and Solutions were also disproportionately impacted by the suspension of shipments due to Huawei's placement on the Entity List.
In the three months ended September 30, 2019 and 2018, respectively, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer was as follows:

	Three Months Ended September 30,
	2019	2018
China	48%	56%
Americas	25%	28%
Rest of world	27%	16%
Total revenue	100%	100%
The reduction in the proportion of shipments to China is due to strong growth in the west coupled with the reductions in shipments to Huawei due to their placement on the Entity List. Shipments to the Americas and to the rest of the world are mainly to contract manufacturers for non-China based network equipment manufacturers ("NEMs").
Nine Months Ended September 30, 2019 Compared With Nine Months Ended September 30, 2018
Revenue increased by $22.0 million, or 10%, in the nine months ended September 30, 2019, compared to the same period in 2018, as described in "Business Overview" above reflecting a recovery in volume. In the nine months ended September 30, 2019, High Speed Products represented approximately 90% of total revenue, compared to 85% of total revenue in the same period in 2018, while Network Products and Solutions represented approximately 10% of total revenue in the nine months ended September 30, 2019, compared to approximately 15% of total revenue in the same period a year ago.
In the nine months ended September 30, 2019 and 2018, respectively, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer was as follows:

	Nine Months Ended September 30,
	2019	2018
China	51%	58%
Americas	22%	23%
Rest of world	27%	19%
Total revenue	100%	100%
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
Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors including the introduction of new products, production volume, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, stock-based compensation, write-downs of excess and obsolete inventories and warranty costs. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate, particularly in the quarters in which the negotiations occurred. With the Entity List, $3.6 million of Huawei specific inventory subject to EAR has been written down at the end of September 30, 2019.
As a manufacturing company, our margins are sensitive to changes in volume and factory utilization. Gross profit in the three months ended September 30, 2019 improved 5% when compared to the same period 2018, which was driven by higher volume and cost reductions, partially offset by price reductions.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of goods sold	$66,193	$62,815	$3,378	5%	$195,837	$187,849	$7,988	4%
Gross profit	$26,199	$18,933	$7,266	38%	$57,611	$43,587	$14,024	32%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross profit as a % of revenue	28%	23%	23%	19%
Three Months Ended September 30, 2019 Compared With Three Months Ended September 30, 2018
Gross profit increased by $7.3 million, or 38%, to $26.2 million in the three months ended September 30, 2019, compared to $18.9 million in the same period in 2018. Gross margin increased to 28% in the three months ended September 30, 2019, compared to 23% in the three months ended September 30, 2018. The improvement was due to higher volume and cost reductions, offset by average selling price reductions.
Nine Months Ended September 30, 2019 Compared With Nine Months Ended September 30, 2018
Gross profit increased by $14.0 million, or 32%, to $57.6 million in the nine months ended September 30, 2019, compared to $43.6 million in the same period in 2018. The increase was largely driven by higher volume and cost reductions, offset by reduction in average selling price and factory under-utilization.
Operating expenses
Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$13,688	$13,177	$511	4%	$42,164	$40,308	$1,856	5%
Sales and marketing	3,832	4,351	(519)	(12)%	12,058	12,366	(308)	(2)%
General and administrative	7,403	8,592	(1,189)	(14)%	22,330	23,509	(1,179)	(5)%
Amortization of purchased intangible assets	—	118	(118)	(100)%	119	357	(238)	(67)%
Asset sale related costs	12	251	(239)	(95)%	388	344	44	13%
Restructuring charges	3	1,133	(1,130)	(100)%	261	1,786	(1,525)	(85)%
Gain on asset sale	—	—	—	—%	(817)	—	(817)	—%
Total operating expenses	$24,938	$27,622	$(2,684)	(10)%	$76,503	$78,670	$(2,167)	(3)%

Research and development
Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.
Three Months Ended September 30, 2019 Compared With Three Months Ended September 30, 2018
Research and development expense increased by $0.5 million, or 4%, in the three months ended September 30, 2019, compared to the same period in 2018. The increase was primarily due to an increase in product development related expenses, partially offset by lower compensation and professional service expenses.

Nine Months Ended September 30, 2019 Compared With Nine Months Ended September 30, 2018
Research and development expense increased by $1.9 million, or 5%, in the nine months ended September 30, 2019, compared to the same period in 2018. The increase was primarily due to an increase in product development related costs.
Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.
Three Months Ended September 30, 2019 Compared With Three Months Ended September 30, 2018
Sales and marketing expense decreased by $0.5 million, or 12%, in the three months ended September 30, 2019, compared to the same period in 2018. The decrease was primarily due to lower personnel and marketing expenses.
Nine Months Ended September 30, 2019 Compared With Nine Months Ended September 30, 2018
Sales and marketing expense decreased by $0.3 million, or 2%, in the nine months ended September 30, 2019, compared to the same period in 2018. The decrease was due to the absence of a bad debt recovery of $0.6 million, partially offset by lower marketing and personnel expenses.
General and administrative
General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.
Three Months Ended September 30, 2019 Compared With Three Months Ended September 30, 2018
General and administrative expense decreased by $1.2 million, or 14%, in the three months ended September 30, 2019, compared to the same period in 2018. The decrease is primarily due to a $0.5 million decrease in legal settlement charges, a $0.4 million decrease in loss on disposal of property, plant and equipment, and a $0.3 million decrease in facilities-related expenses.
Nine Months Ended September 30, 2019 Compared With Nine Months Ended September 30, 2018
General and administrative expense decreased by $1.2 million, or 5% in the nine months ended September 30, 2019, compared to the same period in 2018. The decrease was primarily due to a $0.5 million decrease in legal settlement charges, a $0.5 million decrease in professional service fees and a $0.7 million decrease in facilities-related expenses, partially offset by an increase in compensation related costs.
Amortization of purchased intangible assets
Our intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships and other agreements are recorded within operating expenses.
Asset sale related costs
We incurred $0.4 million in the nine months ended September 30, 2019 in asset sale related costs for legal and other professional services.
Restructuring charges
We incurred $0.3 million in the nine months ended September 30, 2019 in restructuring charges related to the disposal of NeoPhotonics Corporation, LLC, our manufacturing operations in Russia.
Gain on asset sale
In April 2019, we completed the sale of 100% interest in the operations of NeoPhotonics Corporation, LLC, our manufacturing operation in Russia to Joint Stock Company Rusnano, a related party. In connection with the sale, we received $2.0 million in cash, settled the $2.0 million exit fee and recognized a gain on asset sale of $0.8 million during the nine months ended September 30, 2019.

Interest and other income (expense), net
Interest income consists of income earned on our cash, cash equivalents and short-term investments, as well as restricted cash. Interest expense consists of amounts incurred for interest on our bank and other borrowings. Other income (expense), net is primarily made up of government subsidies as well as foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and of our subsidiary in Japan is the JPY. The foreign currency transaction gains and losses of our subsidiaries in China and Japan primarily result from transactions in U.S. dollars.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest income	$95	$85	$10	12%	$293	$300	$(7)	(2)%
Interest expense	(483)	(540)	57	(11)%	(1,472)	(2,007)	535	(27)%
Other income (expense), net	2,960	1,310	1,650	126%	2,452	1,891	561	30%
Total	$2,572	$855	$1,717	201%	$1,273	$184	$1,089	592%
Interest expense included in interest and other income (expense), net decreased in the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The decrease in interest expense was due to a decrease in outstanding borrowings during the three and nine months ended September 30, 2019. Other income (expense), net included in interest and other income (expense), net, increased in the three months ended September 30, 2019, as compared to the same periods in 2018, primarily due to a foreign exchange gain of $2.6 million. Other income (expense), net included in interest and other income (expense), net increased in the nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to a foreign exchange gain of $2.6 million.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Income tax provision	$(1,561)	$(291)	$(1,270)	436%	$(1,526)	$(2,009)	$483	(24)%
Our income tax provision in the three and nine months ended September 30, 2019 and 2018 was primarily related to charges on the income of our non-U.S. operations.
Liquidity and capital resources
As of September 30, 2019, we had working capital of $113.9 million, including total cash, cash equivalents, short-term investments and restricted cash of $79.8 million. Approximately 22% of our total cash, cash equivalents, short-term investments and restricted cash were held by our foreign entities, including approximately $15.2 million in accounts held by our subsidiaries in China, of which $10.8 million was in restricted cash, and approximately $2.1 million in accounts held by our subsidiary in Japan. Cash, cash equivalents, short-term investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.
Approximately $9.0 million of our retained earnings within our total accumulated deficit as of December 31, 2018 was subject to restrictions due to the fact that our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves. This restricted amount is not distributable as cash dividends except in the event of liquidation.
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
On June 14, 2019, we entered into a First Amendment to the Credit Facility (the "Amended Credit Facility"). The Amendment removes Huawei from the list of “Eligible Accounts” as a basis for our borrowing while Huawei is on the Entity List. During the period of time while Huawei remains on the Entity List, the concentration limits of certain other customers are increased to partially offset the removal of Huawei. Additionally, until Huawei is no longer on the Entity List, we are required to maintain a temporary combination of certain defined unrestricted cash and unused borrowing capacity under the credit facility of at least $30.0 million in U.S. and $40.0 million world-wide, of which at least $5.0 million shall include unused borrowing capacity.
We were in compliance with the covenants of this Credit Facility as of September 30, 2019. As of September 30, 2019, the outstanding balance under the Credit Facility was $32.0 million and the weighted average rate under the LIBOR option was 3.90%. The remaining borrowing capacity as of September 30, 2019 was $12.4 million, of which $5.0 million is required to be maintained as unused borrowing capacity.
We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of September 30, 2019, our subsidiary in China had two line of credit facilities with banking institutions.
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China, had no outstanding balance at September 30, 2019 and an outstanding balance of $4.8 million as of December 31, 2018. Compensating balances relating to these credit facilities totaled $2.6 million as of December 31, 2018. Compensating balances are classified as restricted cash on our condensed consolidated balance sheets.
As of September 30, 2019, we had two loan arrangements with MUFG Bank, Ltd. (collectively the “Mitsubishi Bank Term Loans”) and a third loan arrangement with the MUFG Bank, Ltd. and The Yamanashi Chou Bank, Ltd. One of Mitsubishi Bank Term Loans requires equal monthly payments of principal equal to 8.3 million JPY (approximately $0.1 million) until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY (approximately $0.1 million) on the maturity date. Interest on this loan accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by manufacturing equipment owned by our subsidiary in Japan. The second term loan of 690.0 million JPY (approximately $6.4 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $6.4 million) under this loan was fully drawn in March 2017. In January 2018, we entered into a term loan agreement with MUFG Bank, Ltd. and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $7.9 million) (the "Mitsubishi-Yamanashi Term Loan"). The Mitsubishi-Yamanashi Term Loan was available from January 29, 2018 to January 29, 2025. The full amount of the Mitsubishi-Yamanashi Term Loan was drawn on January 29, 2018. Interest on the Mitsubishi-Yamanashi Term Loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Mitsubishi-Yamanashi Term Loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. As of September 30, 2019, our aggregate outstanding principal balance under Mitsubishi Bank Term Loans and Mitsubishi-Yamanashi Term Loan was 1.7 billion JPY (approximately $16.0 million). Refer to Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further details.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months. Historically, we have collected on the notes receivable in full at the time of maturity.
In the first nine months of 2019, we generated operating losses of $18.9 million and cash from operations was $18.4 million. We had an accumulated deficit of $416.6 million as of September 30, 2019. As of September 30, 2019, the remaining borrowing capacity under our revolving line of credit agreement with Wells Fargo, was $12.4 million, of which $5.0 million is required to be maintained as unused borrowing capacity. Additionally, we had $3.1 million of current portion of long-term debt as of September 30, 2019, which we plan to pay out of our existing available cash.
In China, when there is a case pending in judicial court, banks may choose to limit borrowing against existing credit lines, regardless of the legitimacy of the case. We have a dispute pending with APAT OE in judicial court. (Refer to Note 12 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further details). We do not expect to make any additional draws against our credit facilities in China until this matter is resolved. We have sufficient cash and credit lines available in the U.S., and believe this will not adversely impact our operations in China.
On May 16, 2019, the BIS added Huawei and certain affiliates to the Entity List, with an effective date of May 21, 2019. This denies Huawei the ability to purchase products, software and technology that are subject to EAR. As Huawei is our largest customer, this is expected to have a material impact on our forecasted revenue and profitability. To adjust to the revised forecast, we have adjusted capital expenditures, operating expenditures, project plans and reset incoming materials to adjust to changing demand levels. We continue to implement actions to improve cash flow and profitability.
We currently believe we will have sufficient resources to fund our currently planned operations and expenditures over the next twelve months without additional financing or other actions. In addition, we believe we have a number of ongoing and potential actions that may further strengthen our projected cash and projected financial position.
Rusnano Rights Agreement
Under our amended rights agreement, dated June 30, 2015, with Rusnano, one of our principal stockholders, we agreed to make a $30.0 million investment commitment (the “Investment Commitment”) toward our Russian operations. If certain of the Investment Commitments were not achieved in the indicated time frames through 2019, we had the ability to exit our Russian operations by paying an exit fee of up to $2.0 million at that time. Refer to Note 12 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further details.
In April 2019, we completed the sale of 100% interest in the operations of NeoPhotonics Corporation, LLC, our manufacturing operations in Russia, to Rusnano. In connection with the sale, we received $2.0 million in cash and settled the $2.0 million exit fee.
Cash flow discussion
The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$18,389	$8,997
Net cash used in investing activities	(4,235)	(11,251)
Net cash used in financing activities	(10,725)	(21,456)
Effect of exchange rates on cash, cash equivalents and restricted cash	(444)	(560)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,985	$(24,270)

Operating activities
Net cash provided by operating activities was $18.4 million in the nine months ended September 30, 2019, compared to $9.0 million net cash used in operating activities in the same 2018 period. The net cash provided by operating activities increased primarily due to a lower net loss from operations of $17.8 million, a decrease of $2.2 million in losses on foreign currency hedges, an increase of $3.6 million in write-down of inventories, $8.9 million of higher net collection of accounts receivable, and a net increase in accounts payable of $3.9 million, partially offset by a net increase in inventories of $9.5 million, a net decrease in prepaid expenses and other current assets of $4.0 million and a net decrease in accrued and other liabilities of $11.8 million when compared to 2018.
Investing activities
Net cash used in investing activities was $4.2 million in the nine months ended September 30, 2019, compared to $11.3 million used in investing activities in the same 2018 period. The decrease in cash flows used in investing activities was primarily due to a decrease in purchases of property, plant and equipment of $8.1 million, an increase in proceeds from the sale of property, plant and equipment and other assets of $2.1 million, and an increase of $1.8 million in settlement of foreign currency hedges when compared to 2018, partially offset by a decrease of $5.0 million in proceeds from the sale of marketable securities.
Financing activities
Net cash used in financing activities was $10.7 million in the nine months ended September 30, 2019, compared to $21.5 million used in financing activities in the same 2018 period. The decrease in cash flows used in financing activities was primarily due to a decrease in net payments under our credit facilities and term loans of $20.7 million offset by a net increase in net payments of notes payable of $7.0 million, a net decrease in proceeds from government grants of $1.2 million, and a net decrease in proceeds from the exercise of stock options of $1.6 million when compared to the same period in 2018.
Off-balance Sheet Arrangements
As of September 30, 2019, we did not have any significant off-balance sheet arrangements.
Recent Accounting Pronouncements
Refer to Note 1 “Basis of presentation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Starting in July 2016, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations, related to RMB on our intercompany receivables and payables. Beginning in the three months ended September 30, 2018, we have temporarily discontinued entering into forward exchange contracts. This may increase the risks to us arising from the short-term impact of foreign currency fluctuations. Other than the foregoing, our exposures to other market risk have not changed materially since December 31, 2018. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The telecommunications systems market is concentrated with approximately ten global network equipment manufacturing companies having collectively more than 90% market share. In the nine months ended September 30, 2019 and 2018, Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (collectively “Huawei”) accounted for approximately 41% and 47% of our revenue, respectively. One other customer in the nine months ended September 30, 2019 and 2018 was greater than 10% of our revenue. We have generated most of our revenue from a limited number of customers. In the nine months ended September 30, 2019 and 2018, our top five customers represented 84% and 89% of our revenue respectively. The loss of, or a significant reduction in orders from these major customers would materially and adversely affect our revenue and results of operations.
*U.S. governmental export control actions have significantly limited our sales to Huawei, which has had (and may continue to have) a material adverse effect on our business, financial condition and results of operations.
On May 16, 2019, the U.S. Commerce Department's Bureau of Industry and Security, or BIS, added Huawei and certain affiliates to the BIS Entity List ("Entity List") with an effective date of May 21, 2019. Absent a license, this action prevents Huawei from purchasing products, software and technology that are subject to U.S. Export Administration Regulations (EAR). To ensure compliance, we immediately suspended shipments to Huawei and began a systematic assessment of our products sold to Huawei to determine how these products are, or are not, subject to the restrictions resulting from the Entity List. This suspension had an immediate impact on the level of our products shipments to Huawei in the second quarter of 2019, which significantly affected our revenue for the second and third quarters.
We have consulted closely with legal and technical experts, in order to determine which of our products and associated technology, notably our foreign-manufactured products, are not subject to EAR and may be lawfully sold to Huawei and its affiliates. Each product and associated technology must be reviewed individually in a detailed, specific and time consuming process, and these reviews are ongoing. Consequently, we have reset our business approach with Huawei to consist of only products that have been determined to be not subject to the EAR regulations. During 2018, non-EAR products were over half of our revenue from sales to Huawei. Some shipments of non-EAR products resumed late in the second quarter of 2019.
On June 29, 2019, President Trump announced that U.S. firms would be allowed to sell to Huawei while trade negotiations were ongoing. Administration officials subsequently clarified that companies could apply for temporary export licenses for products subject to EAR and that these licenses might be granted if the product was deemed not to be a risk to national security. We have submitted license applications for certain products and associated technology having elements subject to EAR, but at the time of the filing of this Quarterly Report on Form 10-Q no licenses have been granted. There can be no assurance as to which products or technology may qualify for a license, or that any such licenses will be granted in a timely manner or at all. Furthermore, there can be no assurance that the U.S. government will not challenge our determination of which products and associated technology are not subject to the EAR regulations.
Even if licenses are obtained, or if the EAR restrictions are lifted or modified to allow us to sell the same types of products we have sold historically, Huawei may decide not to resume the full level of purchases of these products for various reasons, including to reduce its own risks of being exposed to disruptions of its supply chain.
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
In December 2017, the Chinese Government Ministry of Industry and Information Technology announced a five-year optical component technology roadmap with the aim to reduce China’s dependency on non-domestic companies for high-end optical chips and sub-components, including some products manufactured and sold by us. This announcement continues an ongoing trend in China to build domestic industry in this area, and, while we believe local Chinese component suppliers do not currently have the capability to supply the highest performance optical chips and sub-components, those companies may over time develop such capability and negatively impact our revenue and financial performance if we do not continue to innovate and maintain our lead in the highest speed and performance optical components. This trend may accelerate as a result of the current Huawei listing on the Entity List and U.S.-China trade tensions.
We are subject to risks and uncertainties related to our revenue growth outlook in China.
Fiber optics telecommunication growth in China is an important contributor to our success. We expect a major portion of our revenue to come from China infrastructure spending in wireline and wireless networks, notably from the three largest China telecom carriers, China Mobile Communications Corporation, China Telecommunications Corporation and China United Network Communications Group Co., Ltd. In part, this infrastructure spending originates from the publicly announced China Broadband 2020 and related initiatives. In 2017, slower than anticipated spending and tender awards from the China telecom carriers, reduced spending under these tender awards initiatives and excess inventory accumulated and held by our leading customers in China, adversely affected our financial condition and results of operations. While these conditions improved in 2018 and in the first nine months of 2019, if the anticipated Chinese spending and carrier tender awards do not increase as anticipated, or if there are further unanticipated and/or prolonged delays in the Chinese initiative, our business, financial condition, results of operations and prospects would be further adversely affected.

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
We have had a history of losses and we may incur additional losses in future periods. As of September 30, 2019, our accumulated deficit was $416.6 million. We continue to review our expenditures related to the ongoing operations of our business for their effectiveness. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations. Operations and assets that are deemed to be less effective may be subject to restructuring, which could lead to increased operating losses in future periods when and if restructuring charges are incurred.
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

*Manufacturing problems and supply constraints could impact manufacturing yields or result in delays in product shipments to customers and could adversely affect our revenue, competitive position and reputation.
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
We make planning and spending decisions based on our estimates of customer requirements. The short-term nature of commitments by many of our customers, and the possibility of unexpected changes in demand for their products, reduce our ability to accurately estimate future customer requirements. In 2016 and 2017, we incurred substantial capital expenditures to increase manufacturing capacity in response to strong customer demand in 2016 (particularly in China) and in expectation of continued strong demand in 2017. However, tender awards from the China telecom carriers and spending under the China Broadband 2020 and related initiatives was slower in 2017 than anticipated, which adversely affected our revenues and operating results. Although these conditions improved in 2018 and the first nine months of 2019, changes in expected worldwide and national growth rates for 2019 and 2020 could lead to increased volatility in demand, particularly from our China customers. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand due to market downturns or other reasons would have a material adverse effect on our operating results, as occurred in 2017.
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
*If we fail to protect our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.
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
*It could be discovered that our products contain defects that may cause us to incur significant costs, divert our attention, result in a loss of customers and result in product liability claims.
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
We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products, especially laser-dependent products. In some cases, it is possible that export licenses would be required from the U.S. or other government agencies outside the U.S. such as, but not limited to, Japan or China for some of our products in accordance with various statutes. In addition, various countries regulate the export or import of certain technologies and have enacted laws that could limit our ability to distribute our products. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to export or sell our products or to obtain any required licenses would adversely affect our business, financial condition and results of operations.
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

Additional Risks Related to Our Operations in China
Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 23% as of September 30, 2019, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.
Adverse changes in economic and political policies in China, or Chinese laws or regulations could have a material adverse effect on business conditions and the overall economic growth of China, which could adversely affect our business.
The Chinese government exercises significant control over China’s economy by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. Moreover, the laws, regulations and legal requirements in China, including the laws that apply to foreign-invested enterprises are relatively new and are subject to frequent changes. The interpretation and enforcement of such laws is uncertain. Any adverse changes to these laws, regulations and legal requirements, including tax laws, or their interpretation or enforcement, or the creation of new laws or regulations relating to our business, could have a material adverse effect on our business.
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
Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital. As of September 30, 2019 and December 31, 2018, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. Accordingly, we may not be able to move our capital easily, which could harm our business.
*Restrictions on currency exchange may limit our ability to use our cash effectively.
In China, the State Administration of Foreign Exchange, or SAFE, administers restrictions on currency exchange. These restrictions may limit our ability to use cash held in RMB to fund any business activities we may have outside China or to make dividend payments in U.S. dollars. SAFE or other Chinese regulatory authorities may impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. If such restrictions are imposed, our ability to adjust our capital structure or engage in foreign exchange transactions may be limited.
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
In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding common stock, from engaging in certain business combinations without approval of substantially all of our stockholders for a certain period of time.
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

NeoPhotonics Corporation

Date:	11/4/2019	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)