Form 10-K/A
period 2019-12-31
NEOPHOTONICS CORP
filed 2020-03-03
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

NeoPhotonics Corporation and its subsidiaries (the "Company", "we", or "our") is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend our Annual Report on Form 10-K (the “Original Filing”) for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“the SEC”) on February 28, 2020. We are filing this Amendment solely to include the conformed signature of Deloitte & Touche LLP (“Deloitte”) for the Report of Independent Registered Public Accounting Firm required by Item 8, Part II and for the Report of Independent Registered Public Accounting Firm required by Item 9A, Part II (collectively, the “Reports”). The Original Filing inadvertently omitted Deloitte’s conformed signatures for the Reports. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the new certifications.

Other than with respect to the foregoing, this Amendment does not modify or update in any way the disclosures made in the Original Filing, including the disclosures contained in Part I, Part II and Part III of the Original Filing. This Amendment speaks as of the date of the Original Filing and does not reflect events that may have occurred subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the filings that we have made with the SEC subsequent to the date on which we filed the Original Filing, together with any amendments to those filings.

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

	December 31, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$70,467	$58,185
Cash equivalents	—	—
Cash and cash equivalents	$70,467	$58,185
Short-term investments	$7,638	$7,481
Restricted cash	$10,972	$11,053

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$70,467	$58,185
Restricted cash	10,972	11,053
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$81,439	$69,238

The following table summarizes the Company’s unrealized gains and losses related to the short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2019				As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$7,638	$—	$—	$7,638	$7,481	$—	$—	$7,481
Total	$7,638	$—	$—	$7,638	$7,481	$—	$—	$7,481
Reported as:
Short-term investments	$7,638	$—	$—	$7,638	$7,481	$—	$—	$7,481
Total	$7,638	$—	$—	$7,638	$7,481	$—	$—	$7,481

As of December 31, 2019 and 2018, maturities of marketable securities were as follows (in thousands):

	December 31, 2019	December 31, 2018
Less than 1 year	$7,638	$7,481
Due in 1 to 2 years	—	—
Due in 3 to 5 years	—	—
Total	$7,638	$7,481

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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Net loss per share
The following table sets forth the computation of the basic and diluted net loss per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(17,076)	$(43,637)	$(53,333)
Denominator:
Weighted average shares used to compute per share amount:
Basic	47,304	45,144	43,431
Dilutive effect of equity awards	—	—	—
Diluted	47,304	45,144	43,431
Basic net loss per share	$(0.36)	$(0.97)	$(1.23)
Diluted net loss per share	$(0.36)	$(0.97)	$(1.23)

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
Prepaid expenses and other current assets
Prepaid expenses and other current assets were as follows (in thousands):

	December 31,
	2019	2018
Prepaid taxes and taxes receivable	$6,979	$5,461
Transition services agreement receivable (see Note 9)	11,861	11,999
Deposits and other prepaid expenses	2,512	3,020
Other receivable	4,499	6,125
	$25,851	$26,605

Property, plant and equipment, net
Property, plant and equipment, net were as follows (in thousands):

	December 31,
	2019	2018
Land	$3,197	$3,157
Buildings	23,624	23,379
Machinery and equipment	181,596	187,746
Furniture, fixtures, software and office equipment	10,736	10,201
Leasehold improvements	22,058	22,000
	241,211	246,483
Less: Accumulated depreciation	(160,078)	(146,393)
	$81,133	$100,090

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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Debt
The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	December 31, 2019		December 31, 2018
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Notes payable to suppliers	$—		$4,795
Total notes payable and short-term borrowing	$—		$4,795
Long-term debt, current and non-current:
Borrowing under Wells Fargo Credit Facility	$27,329	3.72%	$35,961	4.41%
Mitsubishi Bank loans	9,255	1.04%-1.44%	11,094	1.05%-1.45%
Mitsubishi Bank and Yamanashi Chou Bank loan	5,868	1.07%	6,898	1.10%
Finance lease liability	275		—
Unaccreted discount and issuance costs	(446)		(602)
Total long-term debt, net of unaccreted discount and issuance costs	$42,281		$53,351
Reported as:
Current portion of long-term debt	$3,044		$2,897
Long-term debt, net of current portion	39,237		50,454
Total long-term debt, net of unaccreted discount and issuance costs	$42,281		$53,351

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

In July 2018, NeoChina filed an arbitration claim against APAT OE in the Arbitration Court claiming approximately $12.0 million in damages as related to liability under the APA. NeoChina also was granted a property preservation of APAT OE’s bank accounts. In February 2019 NeoChina applied to the Arbitration Court to reduce the claim to $7.1 million according to the evidence of confirmation requests received by NeoChina. In August 2019, NeoChina applied to the Arbitration Court to modify the claim to $8.1 million subject to the supplementary evidence of NeoChina. A hearing occurred on September 23, 2019. No judgment has been issued to date. The Company is unable to predict the outcome of this matter.

In November 2018, APAT OE filed an additional arbitration claim against NeoChina and NeoPhotonics Corporation claiming approximately $7.8 million for liability under the APA. In March 2019, NeoChina filed a response and counterclaim against APAT OE including a claim for attorney fees in the amount of RMB 810,000 (approximately $121,000). This matter is scheduled to be heard in the same hearing as the NeoChina arbitration claim referenced above, which matter was heard on September 23, 2019. No judgment has been issued to date. The Company is unable to predict the outcome of this matter.

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
3. Exhibits

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Asset Purchase Agreement dated December 14, 2016, by and among NeoPhotonics Dongguan Co., Ltd., NeoPhotonics (China) Co., Ltd. and APAT Optoelectronics Components Co., Ltd.	Form 8-K	001-35061	2.1	January 23, 2017
2.2*	Supplementary Agreement to Asset Purchase Agreement, dated January 12, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.	Form 8-K	001-35061	2.2	January 23, 2017
2.3*	Second Supplementary Agreement to Asset Purchase Agreement, dated January 14, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.	Form 8-K	001-35061	2.3	January 23, 2017
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1/A	333-166096	3.5	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1/A	333-166096	4.1	May 17, 2010
4.2	Description of Securities					X
10.1	Form of Indemnification Agreement entered into by and between NeoPhotonics Corporation and each of its directors and officers.	Form S-1	333-166096	10.1	April 15, 2010
10.2+	2004 Stock Option Plan, as amended, and related documents.	Form S-1	333-166096	10.2	April 15, 2010
10.3+	2007 Stock Appreciation Grants Plan and related documents.	Form S-1	333-166096	10.3	April 15, 2010
10.4+	2010 Equity Incentive Plan, as amended and forms of agreement thereunder.	Form S-8	333-189577	99.1	June 25, 2013
10.5+	Amended and Restated Non-Employee Director Compensation Policy of NeoPhotonics Corporation.	Form 10-K	001-35061	10.5	March 16, 2017
10.6+	Amended and Restated 2010 Employee Stock Purchase Plan	Form DEF 14A	001-35061		April 22, 2019
10.7	Lease between Santur Corporation and 40915 Encyclopedia Circle, LLC, dated June 28, 2010.	Form 10-K	001-35061	10.35	March 30, 2012
10.8	First Lease Amendment by and between NeoPhotonics Corporation and Landlord as defined in the recitals thereto, dated May 21, 2013.	Form 10-Q	001-35061	10.3	August 8, 2013
10.9*	Maximum Comprehensive Credit Line Contract and Maximum Mortgage Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated November 3, 2008 and December 25, 2008, respectively.	Form S-1	333-166096	10.9	April 15, 2010
10.10	Property Lease Contract between NeoPhotonics (China) Co., Ltd. and Dongguan Conrad Hi-Tech Park Ltd., dated May 13, 2011.	Form 10-Q	001-35061	10.3	November 10, 2011
10.11	Building Lease Agreement between NeoPhotonics Japan Godo Kaisha and Jones Lang Lasalle K.K., dated September 8, 2011.	Form 10-Q	001-35061	10.4	November 10, 2011
10.12+	Employment Letter by and between NeoPhotonics Corporation and Timothy S. Jenks, dated March 30, 2010.	Form S-1	333-166096	10.17	April 15, 2010
10.13+	Offer Letter by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated January 2, 2005.	Form S-1	333-166096	10.19	April 15, 2010
10.14*+	Offer Letter by and between NeoPhotonics (China) Co., Ltd. and Chi Yue (“Raymond”) Cheung, dated August 14, 2007.	Form S-1	333-166096	10.20	April 15, 2010
10.15+	2011 Inducement Award Plan and related documents.	Form S-8	333-177306	99.1	October 13, 2011

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.19**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated February 25, 2015 (Contract A).	Form 10-K	001-35061	10.42	March 16, 2015
10.20**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated February 25, 2015 (Contract B).	Form 10-K	001-35061	10.43	March 16, 2015
10.23*	Amendment to Credit Agreement and Amendment to Security Agreement, dated October 20, 2015, by and between NeoPhotonics Corporation and CITIC Bank.	Form 10-Q	001-35061	10.2	November 6, 2015
10.24*	Comprehensive Credit Granting Contract, dated October 20, 2015, by and between Neophotonics (China) Co., Ltd., Neophotonics Dongguan Co., Ltd. and Shenzhen Branch CITIC Bank.	Form 10-K	001-35061	10.42	March 15, 2016
10.25*	Credit Line Agreement, dated July 9, 2015, by and between NeoPhotonics (China) Co., Ltd and Shanghai Pudong Development Bank Corporation.	Form 10-K	001-35061	10.43	March 15, 2016
10.26+	Retention Agreement by and between the Company and Timothy S. Jenks, dated August 5, 2016.	Form 10-Q	001-35061	10.2	August 9, 2016
10.27+	Retention Agreement by and between the Company and Dr. Chi Yue (“Raymond”) Cheung, dated August 5, 2016.	Form 10-Q	001-35061	10.3	August 9, 2016
10.29+	Retention Agreement by and between the Company and Dr. Wupen Yuen, dated August 5, 2016.	Form 10-Q	001-35061	10.6	August 9, 2016
10.30	Lease Agreement, dated September 9, 2016, by and between NeoPhotonics Corporation and SP Zanker Property LLC.	Form 10-Q	001-35061	10.7	November 8, 2016
10.31*	Extension dated September 14, 2016 of Property Lease Contract, dated May 31, 2011, by and between NeoPhotonics Dongguan Co., Ltd. and Dongguan Conrad Hi-Tech Park, Ltd.	Form 10-Q	001-35061	10.8	November 8, 2016
10.32*	Amendment dated August 3, 2016, by and between NeoPhotonics (China) Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch, to that certain Credit Line Agreement dated as of July 9, 2015	Form 10-Q	001-35061	10.11	November 8, 2016

10.34*	Comprehensive Credit Granting Contract, dated October 21, 2016, by and between Neophotonics (China) Co., Ltd. and Shenzhen Branch CITIC Bank	Form 10-Q	001-35061	10.13	November 8, 2016
10.35*	Financing Line of Credit Agreement, dated July 25, 2016, by and between Neophotonics Dongguan Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch	Form 10-Q	001-35061	10.14	November 8, 2016
10.36**	Term Loan Agreement, dated March 29, 2017, by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi.	Form 10-Q	001-35061	10.2	May 9, 2017
10.37	Lease Agreement, dated June 13, 2017, by and between NeoPhotonics Corporation and The Realty Associates Fund X, L.P.	Form 8-K	001-35061	10.1	June 19, 2017
10.38+	Offer Letter dated July 13, 2017 by and between NeoPhotonics Corporation and Elizabeth Eby.	Form 10-Q	001-35061	10.1	November 8, 2017
10.39+	Retention Agreement dated August 14, 2017 by and between NeoPhotonics Corporation and Elizabeth Eby.	Form 10-Q	001-35061	10.2	November 8, 2017
10.40	Credit Agreement, dated as of September 8, 2017, among NeoPhotonics Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent.	Form 8-K	001-35061	10.1	September 11, 2017
10.41*	Comprehensive Credit Granting Contract, dated December 14, 2017, by and between NeoPhotonics (China) Co., Ltd. and China CITIC Bank.	Form 8-K	001-35061	10.1	December 18, 2017
10.42**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Toyko-Mitsubishi UFJ, Ltd. and The Yamanashi Chou Bank, Ltd. dated January 29, 2018	Form 10-K	001-35061	10.73	March 9, 2018
10.43+	Amendment to Retention Agreement by and between NeoPhotonics Corporation and Elizabeth Eby dated November 6, 2017.	Form 10-K	001-35061	10.74	March 9, 2018
10.44+	Offer Letter dated March 19, 2018 by and between NeoPhotonics Corporation and Yang Chiah Yee.	Form 10-Q	001-35061	10.2	May 9, 2018
10.45+	Retention Agreement dated March 22, 2018 by and between NeoPhotonics Corporation and Yang Chiah Yee.	Form 10-Q	001-35061	10.3	May 9, 2018
10.46+	2019 Bonus Program	Form 10-Q	001-35061	10.2	August 9, 2019
10.47	First Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement dated June 14, 2019, with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	June 19, 2019
21.1	List of subsidiaries of NeoPhotonics Corporation.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of the originally-filed Annual Report on Form 10-K)	Form 10-K	001-35061	24.1	February 28, 2020
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
______________________________________
*Translation to English of an original Chinese document.
**Translation to English of an original Japanese document.

+Management compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 3, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 3, 2020 on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

*	President, Chief Executive Officer and	March 3, 2020
Timothy S. Jenks	Chairman of the Board of Directors
(Principal Executive Officer)

*	Senior Vice President, Finance and Chief	March 3, 2020
Elizabeth Eby	Financial Officer (Principal Financial and
Accounting Officer)

*	Director	March 3, 2020
Charles J. Abbe

*	Director	March 3, 2020
Yanbing Li

*	Director	March 3, 2020
Bandel L. Carano

*	Director	March 3, 2020
Rajiv Ramaswami

*	Director	March 3, 2020
Michael J. Sophie

*	Director	March 3, 2020
Ihab S. Tarazi

*By:	/S/ ELIZABETH EBY
Elizabeth Eby
Attorney-in-fact