Form 10-Q
period 2020-03-31
NEOPHOTONICS CORP
filed 2020-05-07
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
        As of April 30, 2020, there were approximately 48,756,020 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION
For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except par data)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$90,905	$70,467
Short-term investments	7,662	7,638
Restricted cash	10,932	10,972
Accounts receivable, net of allowance for doubtful accounts	61,663	68,890
Inventories	46,146	46,930
Prepaid expenses and other current assets	26,178	25,851
Total current assets	243,486	230,748
Property, plant and equipment, net	76,293	81,133
Operating lease right-of-use assets	15,128	15,603
Purchased intangible assets, net	1,953	2,151
Goodwill	1,115	1,115
Other long-term assets	3,781	3,929
Total assets	$341,756	$334,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,283	$58,554
Current portion of long-term debt	3,066	3,044
Accrued and other current liabilities	48,710	47,481
Total current liabilities	110,059	109,079
Long-term debt, net of current portion	37,791	39,237
Operating lease liabilities, noncurrent	15,998	16,543
Other noncurrent liabilities	10,670	9,614
Total liabilities	174,518	174,473
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized; at March 31, 2020, 48,662 shares issued and outstanding; at December 31, 2019, 48,526 shares issued and outstanding	122	121
Additional paid-in capital	585,198	582,504
Accumulated other comprehensive loss	(9,841)	(7,871)
Accumulated deficit	(408,241)	(414,548)
Total stockholders’ equity	167,238	160,206
Total liabilities and stockholders’ equity	$341,756	$334,679
See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

(In thousands, except per share data)	2020	2019
Revenue	$97,401	$79,366
Cost of goods sold	67,675	63,629
Gross profit	29,726	15,737
Operating expenses:
Research and development	11,884	14,683
Sales and marketing	3,659	4,603
General and administrative	6,789	7,753
Amortization of purchased intangible assets	—	119
Asset sale related costs	12	329
Restructuring charges	—	179
Total operating expenses	22,344	27,666
Income (loss) from operations	7,382	(11,929)
Interest income	98	99
Interest expense	(378)	(493)
Other income (expense), net	1,198	(1,598)
Total interest and other income (expense), net	918	(1,992)
Income (loss) before income taxes	8,300	(13,921)
Income tax provision	(1,993)	(170)
Net income (loss)	$6,307	$(14,091)

Basic net income (loss) per share	$0.13	$(0.30)
Diluted net income (loss) per share	$0.12	$(0.30)
Weighted average shares used to compute basic net income (loss) per share	48,615	46,414
Weighted average shares used to compute diluted net income (loss) per share	50,617	46,414

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,

(in thousands)	2020	2019
Net income (loss)	$6,307	$(14,091)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(1,970)	2,937
Total other comprehensive (loss) income	(1,970)	2,937
Comprehensive income (loss)	$4,337	$(11,154)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended March 31, 2020	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2019	48,526	$121	$582,504	$(7,871)	$(414,548)	$160,206
Comprehensive income (loss)	—	—	—	(1,970)	6,307	4,337
Issuance of common stock upon exercise of stock options	52	—	231	—	—	231
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock for vested restricted stock units	114	1	—	—	—	1
Tax withholding related to vesting of restricted stock units	(30)	—	(219)	—	—	(219)
Stock-based compensation costs	—	—	2,682	—	—	2,682
Balances at March 31, 2020	48,662	$122	$585,198	$(9,841)	$(408,241)	$167,238

Three Months Ended March 31, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2018	46,378	$116	$564,722	$(7,126)	$(397,472)	$160,240
Comprehensive income (loss)	—	—	—	2,937	(14,091)	(11,154)
Issuance of common stock upon exercise of stock options	48	—	166	—	—	166
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock for vested restricted stock units	42	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(13)	—	(82)	—	—	(82)
Stock-based compensation costs	—	—	3,388	—	—	3,388
Balances at March 31, 2019	46,455	$116	$568,194	$(4,189)	$(411,563)	$152,558

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

(In thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$6,307	$(14,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,674	8,851
Stock-based compensation expense	2,518	3,338
Deferred taxes	1,214	—
Others	86	109
Loss (gain) on sale of assets and other write-offs	(25)	85
Write-down of inventories	3,011	764
Amortization of operating lease right-of-use assets	462	432
Foreign currency remeasurement	(1,118)	1,818
Change in assets and liabilities:
Accounts receivable	7,209	9,675
Inventories	(2,699)	(1,654)
Prepaid expenses and other assets	(469)	2,804
Accounts payable	523	(1,232)
Accrued and other liabilities	1,233	(2,200)
Net cash provided by operating activities	24,926	8,699
Cash flows from investing activities
Purchase of property, plant and equipment	(2,578)	(3,600)
Proceeds from sale of property, plant and equipment and other assets	109	4
Purchase of marketable securities	(24)	(43)
Net cash used in investing activities	(2,493)	(3,639)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	231	157
Tax withholding on restricted stock units	(219)	(82)
Proceeds from bank loans, net of debt issuance costs	—	5,000
Repayment of bank loans	(1,772)	(5,764)
Repayment of notes payable	—	(2,559)
Repayment of finance lease liabilities	(21)	(33)
Net cash used in financing activities	(1,781)	(3,281)
Effect of exchange rates on cash, cash equivalents and restricted cash	(254)	353
Net increase in cash, cash equivalents and restricted cash	20,398	2,132
Cash, cash equivalents and restricted cash at the beginning of the period	81,439	69,238
Cash, cash equivalents and restricted cash at the end of the period	$101,837	$71,370
Supplemental disclosure of non-cash investing and financing activities:
Unpaid property, plant and equipment in accounts payable	$1,130	$1,887

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of presentation and significant accounting policies
Basis of Presentation and Consolidation
The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.
Certain Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; the loss of any of its larger customers; restrictions on the Company's ability to sell to foreign customers due to trade laws, regulations and requirements; disruptions of the supply chain of components needed for its products; ability to obtain additional financing; inability to meet certain debt covenants; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors. The inputs into the Company’s judgments and estimates consider the economic implications of the Covid-19 pandemic, as the Company knows them, on its critical and significant accounting estimates. The extent to which the Covid-19 pandemic may impact its business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions governmental mandates issued to mitigate the spread of the disease, business closures, economic disruptions, and the effectiveness of actions taken to contain and treat the virus. Accordingly, the Company expects the Covid-19 pandemic may have a negative impact on its sales and results of operations, the size and duration of which the Company is currently unable to predict.
Concentration
In the three months ended March 31, 2020, Huawei accounted for approximately 52% of the Company's total revenue. One other customer was greater than 10% and the Company’s top five customers represented approximately 85% of the Company’s total revenue. In the three months ended March 31, 2019, Huawei accounted for approximately 49% of the Company's total revenue. One other customer was greater than 10% and the Company’s top five customers represented approximately 87% of the Company’s total revenue.
As of March 31, 2020 and December 31, 2019, one and two customers, respectively, each accounted for more than 10% of the Company’s accounts receivable.
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
Leases

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on observed market data and other information available at the lease commencement date. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not record leases on the condensed consolidated balance sheet with a term of one year or less. The Company does not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Variable lease payments are expensed as incurred and are not included within the operating lease ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. Lease expense for minimum operating lease payments is recognized on a straight-line basis over the lease term.
Accounting Pronouncements Recently Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard amends the goodwill impairment test to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the total amount of goodwill allocated to that reporting unit. In November 2019, the FASB issued ASU 2019-10, according to which, the new standard is effective for smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The Company early adopted ASU 2017-04 guidance on January 1, 2020. The adoption of this standard had no material impact on the Company’s consolidated financial statements and related disclosures.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance is effective for the Company beginning after December 15, 2019, with early adoption permitted. The Company adopted new guidance on January 1, 2020. The adoption of ASU 2018-08 had no material impact on the Company’s consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Effective
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends existing guidance on the impairment of financial assets and adds an impairment model that is based on expected losses rather than incurred losses and requires an entity to recognize as an allowance its estimate of expected credit losses for its financial assets. An entity will apply this guidance through a cumulative-effect adjustment to retained earnings upon adoption (a modified-retrospective approach) while a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. In November 2019, the FASB issued ASU 2019-10, according to which, the new standard is effective for smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The Company is in the process of evaluating the impact and timing of the adoption on its consolidated financial statements and related disclosures.
Note 2. Revenue
Product revenue
The Company develops, manufactures and sells lasers and other high speed optoelectronic products that transmit, receive, modify and switch high speed digital optical signals for communications networks. Revenue is derived primarily from the sale of hardware products. The Company sells its products worldwide, primarily to leading network equipment manufacturers.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
Nature of products
Revenue from sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Three Months Ended March 31,
	2020	2019
High Speed Products	$89,850	$70,168
Network Products and Solutions	7,551	9,198
Total revenue	$97,401	$79,366

The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Three Months Ended March 31,
	2020	2019
China	$58,909	$45,547
Americas	18,340	13,829
Rest of world	20,152	19,990
Total revenue	$97,401	$79,366
Deferred revenue
The Company records deferred revenue when cash payments are received or due in advance of the Company's performance. There were no deferred revenue balances as of March 31, 2020 and December 31, 2019.
Contract assets
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such right is conditional on something other than the passage of time. Contract assets exclude any amounts presented as an accounts receivable. There were no contract assets balances as of March 31, 2020 and December 31, 2019.
Refund liabilities
The Company recognizes a refund liability if the Company receives consideration from a customer and expects to refund some or all of that consideration to the customer. The refund liabilities as of March 31, 2020 and December 31, 2019 were immaterial.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Net income (loss) per share
The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss)	$6,307	$(14,091)
Denominator:
Weighted average shares used to compute per share amount:
Basic	48,615	46,414
Diluted	50,617	46,414

Basic net income (loss) per share	$0.13	$(0.30)
Diluted net income (loss) per share	$0.12	$(0.30)

The Company has excluded the impact of the following outstanding employee stock options and restricted stock units as well as the shares expected to be issued under its employee stock purchase plan from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Employee stock options	975	3,145
Restricted stock units	42	2,419
Market-based restricted stock units	612	677
Employee stock purchase plan	344	414
	1,973	6,655

Note 4. Cash, cash equivalents, short-term investments and restricted cash
The following table summarizes the Company’s cash, cash equivalents and restricted cash (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$90,905	$70,467
Restricted cash	10,932	10,972
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$101,837	$81,439
The following table summarizes the Company’s unrealized gains and losses related to its short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of March 31, 2020				As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$7,662	$—	$—	$7,662	$7,638	$—	$—	$7,638
Reported as:
Short-term investments				$7,662				$7,638

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of March 31, 2020 and December 31, 2019, maturities of marketable securities were less than 1 year. There were no realized gains and losses on the sale of marketable securities during the three months ended March 31, 2020 and 2019. The Company did not recognize any impairment losses on its marketable securities during the three months ended March 31, 2020 or 2019. As of March 31, 2020, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.
Note 5. Fair value disclosures
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2020				As of December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments:
Money market funds	$7,662	$—	$—	$7,662	$7,638	$—	$—	$7,638
Other long-term assets:
Mutual funds held in Rabbi Trust	$528	$—	$—	$528	$616	$—	$—	$616

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at March 31, 2020. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.
There were no liabilities that are measured at fair value on a recurring basis as of March 31, 2020.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As of March 31, 2020 and December 31, 2019 the Company had no assets or liabilities required to be measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value
The carrying values of accounts receivable, accounts payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.
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
In April 2019, the Company completed the sale of 100% interest in the operations of NeoPhotonics Corporation, LLC, the Company's manufacturing operations in Russia to Joint Stock Company Rusnano, a related party. In connection with the sale, the Company received $2.0 million in cash, settled the $2.0 million exit fee and recognized a gain on asset sale of $0.9 million within operating expenses during 2019.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
APAT
In January 2017, the Company completed the sale of its Low Speed Transceiver Products’ assets to APAT Optoelectronics Components Co., Ltd. ("APAT OE") pursuant to an asset purchase agreement dated December 14, 2016 for consideration of approximately $25.0 million (in RMB equivalent) plus approximately $1.4 million (in RMB equivalent) post-closing transaction service fees to be received under a transition services agreement with APAT OE in which the Company provided short-term manufacturing and other specific services pursuant to such agreement. The related supply chain purchase commitments and value-added tax obligations were assumed by APAT OE. The receivable and payable balances related to the transition service arrangement were $11.7 million and $11.8 million, respectively, as of March 31, 2020.
As of December 31, 2016, the balance in assets held for sale was $13.9 million, consisting of $13.1 million in inventories and $0.8 million in property, plant and equipment. As a result of post-closing adjustments, total consideration was reduced by approximately $3.4 million for inventory. In addition, an immaterial amount of property, plant and equipment was reclassified from assets held for sale. Upon closing, assets sold to APAT OE were approximately $12.8 million, including approximately $12.1 million in inventories and $0.7 million in property, plant and equipment. The adjusted consideration received of approximately $21.6 million was subject to further reduction of up to $10.0 million for any indemnification claims. As of March 31, 2020, the Company has a reserve of $6.5 million within accrued and other current liabilities for warranty claims. The indemnification warranties expired on June 30, 2017. The Company recognized a $2.2 million gain on the sale of these assets within operating loss in 2017.
All of the Low Speed Transceiver Products were part of the Company’s Network Products and Solutions product group and included the low speed optical network (PON) products for which the end-of-life plan was announced in mid-2016.
Note 7. Balance sheet components
Accounts receivable, net
Accounts receivable, net, consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable	$61,914	$68,988
Trade notes receivable	—	156
Allowance for doubtful accounts	(251)	(254)
	$61,663	$68,890
 Inventories
Inventories consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$21,987	$19,350
Work in process	13,957	12,262
Finished goods(1)	10,202	15,318
	$46,146	$46,930
________________________________________________________

(1)Finished goods inventory at customer vendor managed inventory locations was $1.5 million and $1.6 million as of March 31, 2020 and December 31, 2019, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	March 31, 2020	December 31, 2019
Transition services agreement receivable (refer to Note 6)	$11,680	$11,861
Prepaid taxes and taxes receivable	3,569	6,979
Deposits and other prepaid expenses	2,620	2,512
Other receivable	8,309	4,499
	$26,178	$25,851
Purchased intangible assets
Purchased intangible assets consist of the following (in thousands):

	March 31, 2020			December 31, 2019
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$36,685	$(35,537)	$1,148	$36,880	$(35,555)	$1,325
Customer relationships	15,004	(15,004)	—	15,089	(15,089)	—
Leasehold interest	1,201	(396)	805	1,222	(396)	826
	$52,890	$(50,937)	$1,953	$53,191	$(51,040)	$2,151

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$184	$184
Operating expenses	—	119
Total	$184	$303

The estimated future amortization expense of purchased intangible assets as of March 31, 2020, is as follows (in thousands):

2020 (remaining nine months)	$539
2021	644
2022	27
2023	27
2024	27
Thereafter	689
$1,953

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Employee-related	$19,706	$17,877
Transition services agreement payables (refer to Note 6)	11,759	11,765
Asset sale related warranty claims (refer to Note 6)	6,549	6,664
Operating lease liabilities, current	2,119	2,086
Income and other taxes payable	1,676	2,036
Accrued warranty	749	712
Other accrued expenses	6,152	6,341
	$48,710	$47,481
Warranty accrual
The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$712	$672
Warranty accruals	225	315
Settlements	(188)	(248)
Ending balance	$749	$739

Other noncurrent liabilities
Other noncurrent liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Pension and other employee-related	$3,958	$4,125
Asset retirement obligations	3,756	3,529
Deferred income tax liabilities	1,733	528
Government grant	1,172	1,380
Other	51	52
	$10,670	$9,614

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Debt
The table below summarizes the carrying amounts and weighted average interest rates of the Company’s debt (in thousands, except percentages):

	March 31, 2020		December 31, 2019
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Long-term debt, current and noncurrent:
Borrowing under Wells Fargo Credit Facility	$26,596	2.93%	$27,329	3.72%
Mitsubishi Bank loans	8,803	1.05% -1.45%	9,255	1.04%-1.44%
Mitsubishi Bank and Yamanashi Chuo Bank loan	5,616	1.07%	5,868	1.07%
Total long-term debt	41,015		42,452
Finance lease liability	254		275
Unaccreted discount and issuance costs	(412)		(446)
Total long-term debt, net of unaccreted discount and issuance costs	$40,857		$42,281
Reported as:
Current portion of long-term debt	$3,066		$3,044
Long-term debt, net of current portion	37,791		39,237
Total long-term debt, net of unaccreted discount and issuance costs	$40,857		$42,281

Notes payable and short-term borrowing
The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of March 31, 2020, the Company’s subsidiary in China had two line of credit facilities with the following banking institutions:
•Under the first line of credit facility with Shanghai Pudong Development Bank, the Company can borrow up to RMB 120.0 million ($16.9 million) for short-term loans at varying interest rates, or up to approximately RMB 240.0 million ($33.9 million) for bank acceptance drafts (with up to 50% compensating balance requirement). This line of credit facility expires in November 2021. In November 2017, the Company borrowed $17.0 million under this line which bore interest at 4.1%. The amount of $17.0 million under this line was repaid in May 2018.
•Under the second line of credit facility with Shanghai Pudong Development Bank, which expires in November 2021, the Company can borrow up to RMB 30.0 million ($4.2 million) for short-term loans at varying interest rates, or up to approximately RMB 60.0 million ($8.5 million) for bank acceptance drafts (with up to 50% compensating balance requirement).
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had no outstanding balance at March 31, 2020 and December 31, 2019.
As of March 31, 2020 and December 31, 2019, compensating balances relating to these bank acceptance drafts and letters of credit issued to suppliers and the Company’s subsidiaries totaled $2.5 million. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.
In China, when there is a case pending in judicial court, banks may choose to limit borrowing against existing credit lines, regardless of the legitimacy of the case. The Company has a dispute pending with APAT OE in judicial court (Refer to Note 11). The Company has repaid funds borrowed and does not expect to make any additional draws against its credit facilities in China until this matter is resolved.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
The Company was in compliance with the covenants of this Amended Credit Facility as of March 31, 2020 and December 31, 2019. As of March 31, 2020, the outstanding balance under the Credit Facility was $26.6 million and the weighted average rate under the LIBOR option was 2.93%. The remaining borrowing capacity as of March 31, 2020 was $7.1 million, of which $5.0 million is required to be maintained as unused borrowing capacity. The Company repaid $5.0 million in January 2019, which was borrowed in December 2018.
During the three months ended March 31, 2020, $0.3 million of accrued interest was rolled into the principal amount of Wells Fargo Credit Facility.
Mitsubishi Bank loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with MUFG Bank, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500.0 million JPY ($4.4 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY (approximately $9.2 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The 2015 Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by the Company’s Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A required interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8.3 million JPY (approximately $0.1 million) until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY (approximately $0.1 million) on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40.5 million JPY (approximately $0.4 million). The Term Loan A of 500.0 million JPY (approximately $4.4 million) was repaid to the Mitsubishi Bank in January 2018.
The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with the related covenants as of March 31, 2020 and December 31, 2019. Outstanding principal balance for the Mitsubishi Term Loans was 491.7 million JPY (approximately $4.5 million) as of March 31, 2020.
In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690.0 million JPY (approximately $6.4 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment owned by the Company's subsidiary in Japan. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with these covenants as of March 31, 2020. The loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $6.4 million) under this loan was fully drawn in March 2017. Outstanding principal balance for the 2017 Mitsubishi Bank Loan was approximately 460.0 million JPY (approximately $4.3 million) as of March 31, 2020.
Mitsubishi Bank and Yamanashi Chuo Bank loan
In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chuo Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $7.9 million) (the “Term Loan C”). The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C requires no additional security. The Term Loan C was available from January 29, 2018 to January 29, 2025. The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of March 31, 2020 and December 31, 2019. Outstanding principal balance for the Mitsubishi Bank and Yamanashi Chuo Bank Loan was approximately 607.1 million JPY (approximately $5.6 million) as of March 31, 2020.
As of March 31, 2020, maturities of total long-term debt were as follows (in thousands):

2020 (remaining nine months)	$2,334
2021	3,112
2022	29,708
2023	3,112
2024	2,314
Thereafter	435
$41,015

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Leases
The Company has operating leases for offices, research and development facilities and manufacturing facilities. Leases have remaining terms of one year to seven years, some of which include options to extend the leases and some of which may include options to terminate the leases within one year. As of March 31, 2020 and December 31, 2019, an asset recorded in property, plant and equipment under a finance lease was immaterial.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$759	$754
Variable and short-term lease cost	403	348
Total lease cost	$1,162	$1,102
Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$718	$835
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—
Weighted average remaining lease term
Operating leases	7.2 years	7.9 years
Weighted average discount rate
Operating leases	6.4%	6.4%
Future minimum lease payments under non-cancelable leases as of March 31, 2020 were as follows (in thousands):

Operating Leases
2020 (remaining nine months)	$2,423
2021	3,093
2022	3,089
2023	3,039
2024	2,943
Thereafter	8,266
Total future minimum lease payments	22,853
Less imputed interest	(4,736)
Total	$18,117

Operating Leases	March 31, 2020	December 31, 2019
Accrued and other current liabilities	$2,119	$2,086
Operating lease liabilities, noncurrent	15,998	16,543
Total	$18,117	$18,629

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 10. Japan pension plan
The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan as of March 31, 2020 was $3.7 million, of which $0.3 million was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet. The pension liability related to the Company’s RAP in Japan as of December 31, 2019 was $4.1 million, of which $0.6 million, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.
Net periodic pension cost associated with this plan was immaterial in the three months ended March 31, 2020 and 2019.
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
In January 2010, Finisar Corporation, or Finisar (acquired by II-VI, Inc. in September 2019), filed a complaint in the U.S. District Court for the Northern District of California, or the Court, against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and the Company, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents. In 2010 the Company filed an answer to the complaint and counterclaims, asserting two claims of patent infringement and additional claims. The Court dismissed without prejudice all co-defendants (including the Company) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each defendant. This dismissal does not prevent Finisar from bringing a new similar lawsuit against the Company. In 2011 the Company and Finisar agreed to suspend their respective claims and in 2012 the Company and Finisar further agreed to toll their respective claims. While there has been no action on this matter since 2012, the Company is currently unable to predict the outcome of this dispute and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

In December 2016, the Company was served with a lawsuit filed by Lestina International Ltd. (“Lestina”), in Santa Clara County, CA. The lawsuit is regarding a dispute of approximately $3.0 million related to purchase orders for the Company’s Low Speed Transceiver Products that was soon thereafter sold by the Company to APAT OE in January 2017. The purchase orders in question were included in the asset sale and were assumed liabilities by the purchaser of the business. The parties engaged in extensive negotiations and in January 2019, the parties agreed to a proposed settlement which was placed on the record of the Superior Court of Santa Clara County agreeing that NeoPhotonics Dongguan Co., Ltd. (“NeoDongguan”) (a wholly-owned subsidiary of the Company located in China) would pay to Lestina a total of $2.2 million. These payments were completed in two installments paid in February and June 2019. Upon Lestina's receipt of the final payment in June 2019, Lestina shipped to NeoDongguan the remaining parts from the original purchase orders.

In April 2018, APAT OE filed a lawsuit in the Qianhai Court in Shenzhen, China against NeoPhotonics (China) Co., Ltd. (a wholly-owned subsidiary of the Company located in China) and NeoPhotonics Dongguan Co. Ltd. (collectively "NeoChina") and NeoPhotonics Corporation with a claim of approximately $20.0 million. The lawsuit relates to the sale of the low speed transceiver business to APAT OE from NeoChina. APAT OE claims that the business has been losing money and that APAT OE was not given all of the information about the business they purchased prior to signing the Asset Purchase Agreement. In May 2018, counsel on behalf of NeoChina filed a motion objecting to the jurisdiction, claiming that the proper jurisdiction for any dispute between these parties is the Shenzhen Court of International Arbitration (or the "Arbitration Court") and the proper parties to this dispute are NeoChina and APAT OE, pursuant to the Asset Purchase Agreement signed by APAT OE and NeoChina (or the "APA"). In June 2018 a hearing was held in the Qianhai Court in Shenzhen, China and in August 2018 the Court ruled in favor of APAT OE. In October 2018, a hearing was held in the Intermediate Court of Shenzhen (or the "Intermediate Court") on an appeal which was filed by NeoChina and in November 2018 the Intermediate Court ruled in favor of NeoChina and dismissed in totality the litigation against NeoChina, ruling that arbitration was the proper forum for such dispute resolution between the parties. The litigation continued against NeoPhotonics Corporation in Qianhai Court and Intermediate Court, where NeoPhotonics Corporation claims that there is no existing contract between APAT OE and

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
NeoPhotonics Corporation and therefore there is no basis for litigation. In December 2019, NeoPhotonics Corporation received a notice that the case against NeoPhotonics Corporation had been dismissed in the Qianhai Court in Shenzhen, China. APAT OE has appealed this decision to the Shenzhen Intermediate Court. The Company is unable to predict the outcome of this matter and is not currently aware of the precise amount of the ongoing claim by APAT against NeoPhotonics Corporation in this lawsuit.

In December 2018, APAT OE filed claims through two lawsuits against NeoChina, NeoPhotonics Corporation Limited Hong Kong (or NeoHK), Novel Centennial Limited BVI (or NeoBVI) and NeoPhotonics Corporation (collectively the "defendants") in the Intermediate Court in addition to a pre-trial preservation order. On the same day the Court issued the order to preserve approximately $29.0 million of NeoChina assets, which is the approximate amount of the revised claims by APAT OE against all defendants in the first of the two lawsuits filed in December 2018. In January 2019, there was an additional pre-trial preservation order to preserve approximately $3.8 million of NeoChina assets. The temporary pre-trial preservation order was made simultaneously to the filing of the two lawsuits, but the defendants were not served or aware of the lawsuit until later in January 2019. In the first lawsuit, the legal claims are the same as the ones APAT OE filed in April 2018 in Qianhai Court in Shenzhen, China (as described above). The difference is that instead of distributing claims in separate cases, APAT OE has combined its claims to one single case and added the additional defendants of NeoHK and NeoBVI and increased the claimed damages to approximately $29.0 million. In the second lawsuit, the claims are new and related to the alleged new issues related to a contract manufacturer located in the Philippines and claiming damages in the amount of RMB 50.9 million (approximately $7.6 million). APAT OE claims that the defendants have interfered with APAT OE’s ability to sign an engagement agreement with the contract manufacturer. The defendants believe this dispute is related to and should be under the jurisdiction that was agreed to in the APA, and therefore should be properly transferred to the Shenzhen Court of International Arbitration.

On April 30, 2020, the Shenzhen Intermediate Court ruled in both lawsuits that the Court has no jurisdiction over disputes between Neo China and APAT OE and that any disputes between those parties should be transferred to the Shenzhen Court of International Arbitration. Additionally, the Court ruled that because there is no arbitration award against Neo China, the Court has no jurisdiction over NeoHK, NeoBVI, or NeoPhotonics Corporation. These rulings are subject to appeal by APAT OE and the Company is unable to predict the outcome of this matter.
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
In July 2018, NeoChina filed an arbitration claim against APAT OE in the Arbitration Court claiming approximately $12.0 million in damages as related to liability under the APA. NeoChina also was granted a property preservation of APAT OE’s bank accounts. In February 2019 NeoChina applied to the Arbitration Court to reduce the claim to $7.1 million according to the evidence of confirmation requests received by NeoChina. In August 2019, NeoChina applied to the Arbitration Court to modify the claim to $8.1 million subject to the supplementary evidence of NeoChina. On March 31, 2020, the Arbitration Court ruled in favor of NeoChina and awarded NeoChina 54,607,000 RMB (approximately $7.7 million). On April 27, 2020, NeoChina filed an enforcement action in the Intermediate People's Court of Shenzhen Municipality to enforce this arbitration award.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
In November 2018, APAT OE filed an additional arbitration claim against NeoChina claiming approximately $7.8 million for liability under the APA. In March 2019, NeoChina filed a response and counterclaim against APAT OE including a claim for attorney fees in the amount of RMB 810,000 (approximately $121,000). This matter was heard in the same hearing as the NeoChina arbitration claim referenced above. On March 31, 2020, the Arbitration Court ruled in NeoChina's' favor and awarded 846,000 RMB (approximately $119,000) for attorney's fees and arbitration fees. On April 27, 2020, NeoChina filed an enforcement action in the Intermediate People's Court of Shenzhen Municipality to enforce this arbitration award.

Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provides for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
Note 12. Stockholders’ equity
Common Stock
As of March 31, 2020, the Company had reserved 9,273,221 common stock for issuance under its equity incentive plans and 1,717,211 common stock shares for issuance under its employee stock purchase plan.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$7,641	$230	$7,871
Other comprehensive loss, net of taxes of zero	1,970	—	1,970
Balance as of March 31, 2020	$9,611	$230	$9,841

No material amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2020 and 2019 for realized gains or losses on available-for-sale securities.
Accumulated Deficit
Approximately $9.2 million of the Company’s retained earnings within its total accumulated deficit as of December 31, 2019 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 13. Restricted net assets
The Company’s consolidated subsidiaries operating in China and Japan are restricted from transferring funds or assets to its parent company in the form of cash dividends, loans or advances. As of March 31, 2020 and December 31, 2019, the Company's consolidated subsidiaries had $20.9 million and $21.1 million, respectively, of restricted net assets. This compares to the Company's consolidated net assets of $167.2 million and $160.2 million as of March 31, 2020 and December 31, 2019, respectively, which consisted of (in thousands):

	March 31, 2020	December 31, 2019
Cash restricted in China as a result of ongoing litigation and unfulfilled government grants	$10,896	$10,936
China earnings restricted to fund statutory common reserves in China	9,081	9,240
Loan agreements in Japan requiring local subsidiaries to maintain minimum net asset levels	925	920
Total restricted net assets in the Company's consolidated subsidiaries	$20,902	$21,096

Note 14. Stock-based compensation
The following table summarizes the stock-based compensation expense recognized in the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$537	$601
Research and development	758	881
Sales and marketing	530	678
General and administrative	693	1,178
	$2,518	$3,338
 Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model.
Stock Options and Restricted Stock Units (RSUs)
The following table summarizes the Company’s stock option and RSU activity, excluding market-based RSUs, during the three months ended March 31, 2020:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2019	2,598,745	$5.93	3,170,981	$5.80
Granted	—	—	224,131	6.72
Exercised/Converted	(52,501)	4.40	(114,188)	5.96
Cancelled/Forfeited	(23,505)	11.15	(61,675)	6.10
Balance as of March 31, 2020	2,522,739	5.91	3,219,249	5.85
At March 31, 2020, the Company had $0.5 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures. At March 31, 2020, the Company had $11.7 million of unrecognized stock-based compensation expense for RSUs, excluding market-based RSUs, net of estimated forfeitures.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Market-based Restricted Stock Units
As of March 31, 2020, the Company has granted 705,000 shares of market-based RSUs to certain employees. These RSUs will vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share and the recipients remain in continuous service with the Company through such service period. No market-based RSUs have vested and 93,500 market-based RSUs have been cancelled through March 31, 2020. The weighted average grant-date fair value per share of market-based RSUs granted during 2019 and 2018 was approximately $4.86 and $5.82 per share, respectively. As of March 31, 2020, the Company had $1.1 million of unrecognized stock-based compensation expense for these RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 1.30 years. The fair value of market-based RSUs was measured on the grant date using Monte Carlo simulation model with the following assumptions:

Market-based restricted stock units	Assumptions Used
Weighted-average volatility	66%
Risk-free interest rate	2.79%
Expected dividends	—%
Stock Appreciation Units (SAU)
SAUs are liability classified share-based awards. Outstanding SAUs are re-measured each reporting period at fair value until settlement. The Company did not grant any SAUs during the three months ended March 31, 2020 or 2019. As of March 31, 2020 and December 31, 2019, there were 153,404 and 163,471 SAUs outstanding, respectively, and related SAU liabilities were $0.5 million and $0.8 million, respectively.
Employee Stock Purchase Plan (ESPP)
The Company did not issue any shares under the ESPP during the three months ended March 31, 2020. As of March 31, 2020, there was $0.4 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2020. In June 2019, the Company adopted an Amendment and Restatement of the ESPP to increase the number of shares authorized for issuance under the ESPP by an additional 1,500,000 shares and to eliminate the annual "'evergreen" automatic increase provisions.
Note 15. Income taxes
The provision for income taxes in the periods presented is based upon the income (loss) before income taxes (in thousands):

	Three Months Ended March 31,
	2020	2019
Income tax provision	$(1,993)	$(170)

The Company’s income tax provision in the three months ended March 31, 2020 was due to income taxes on earnings from operations in the U.S. and foreign tax jurisdictions. The Company’s income tax provision in the three months ended March 31, 2019 was primarily related to income taxes of the Company’s non-U.S. operations. The increase in income tax expense for the three months ended March 31, 2020, as compared to the same period in 2019 was primarily due to increased earnings from its U.S. operations for the three months ended March 31, 2020 while the Company has historically experienced net losses in the U.S.

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

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of March 31, 2020, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2019.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”) was signed into law. The new legislation includes a number of income tax provisions applicable to individuals and businesses. Due to historical net operating losses incurred in the U.S., the CARES Act did not have material impacts on the Company’s condensed consolidated financial statements as of March 31, 2020. The Company continues to examine the elements of the CARES Act and the impacts they may have on its future business.
Note 16. Subsequent events

On April 13, 2020, the Company’s 2010 Equity Incentive Plan (the “2010 Plan”) terminated in accordance with its terms. On April 14, 2020, the Company’s Board of Directors approved a 2020 Equity Incentive Plan (the “2020 Plan”), to establish a new equity plan and share reserve for the grant of stock options, restricted stock unit awards and other awards. The 2020 Plan is subject to its approval by the Company’s stockholders and is included as a proposal at the Company’s annual meeting of stockholders scheduled for June 2, 2020. In connection with the approval of the 2020 Plan, the Board of Directors also terminated the Company’s 2011 Inducement Award Plan (the “Inducement Plan”).

If the 2020 Plan is approved by the Company’s stockholders, the aggregate number of shares of its common stock that may be issued under the 2020 Plan will not exceed the sum of (i) 2,121,414 shares and (ii) certain shares subject to outstanding awards granted under the 2010 Plan or the Inducement Plan that may become available for issuance under the 2020 Plan, as such shares become available from time to time. No additional awards may be granted under the 2010 Plan or the Inducement Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2020 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K/A. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.
This Quarterly Report on Form 10-Q for the period ended March 31, 2020 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2020 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K/A for the year ended December 31, 2019, as filed with the SEC on March 3, 2020. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We develop, manufacture and sell lasers and other high speed optoelectronic products that transmit, receive and switch high speed digital optical signals for Cloud and hyper-scale data center internet content provider and telecom networks. Our solutions help network operators manage the explosive data traffic growth in Cloud and hyper-scale data centers.
We specialize in products that operate at the highest speed over distance, for 100 Gigabits per Second ("G"), 200G, 400G and beyond data rates, such as at 600G and 800G. Our products have the speed, size, low power consumption and interoperability to directly transmit data using industry standard Internet Protocol coding, or IP, over DWDM wavelengths, greatly simplifying data networks.
We are the world's primary supplier of tunable lasers that emit the ultra-pure light that is required for the highest speed over distance coherent fiber optic communications links.
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
Our high speed optical communications technologies encode information to optical signals from electronic signals for transmission and decode it for receiving. We achieve these ultra-high speeds with coherent technology that encodes phase, amplitude and polarization of an optical wavelength, packing in far more information than simple on/off encoding. We believe we are a global leader in coherent transmission technology, based on our achieved speeds, leadership in ultra-pure color lasers and optical integration for miniaturization and low power consumption.
Coherent is becoming the technology of choice for high speed data transmission in Cloud infrastructure and data center interconnection, in addition to telecom networks, where the highest speeds over distance were first developed. Moreover, we are the most significant producer of the pure light lasers that deliver data at the highest speeds, as we have delivered more than 1.5 million lasers used by the more than 2 million coherent ports deployed by the industry over the past 10 years (each port may use either one or two lasers).
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
Our High Speed Products for data rates of 100G, 200G and 400G were 92% of our revenues for the three months ended March 31, 2020, and were 88% of our revenues in the three months ended March 31, 2019. Our sales concentration in High Speed Products has been increasing each year for more than 10 years.

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
We believe the changes at 400G and above data rates portend a coming significant change in high speed network architectures to more efficiently implement the 400G and above technologies that we provide. This forecasted sea change is enabled by coherent techniques and Photonic Integrated Circuits, which makes it possible for long distance transmission by pluggable transceiver modules that connect directly into switches and routers inside data centers and that have thus far been used only for short reach connections within data centers. Such dis-aggregated Open Line Systems can manage optical signals between data centers with all needed channel management, amplification, traffic planning and monitoring functions. Together coherent pluggable transceivers and Open Line fiber systems make IP over DWDM possible, that is for Internet Protocol data to be transmitted over long distances on an optical channel without translation into a proprietary equipment manufacturer’s format. Connections between data centers then become as simple as connections within data centers - a breakthrough benefit to the network operator.
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
The Covid-19 pandemic is impacting our business, the business of our customers and suppliers and how we execute our business. In January and February, 2020, the focus was the impact from China. Our China operations and China-based supply chain partners executed well and have largely recovered. The focus has now turned to the impact on operations in North America and the rest of the world.
Our priorities to address the impacts of Covid-19 on our operations are as follows:

Health and Safety

•The health and well-being of our employees and supply chain partners is our top priority.

•We have implemented strict measures to ensure and maintain safety, including working remotely where possible, social distancing and increased cleaning protocols in each of our global facilities.

•We are closely monitoring rapidly evolving conditions and adhering to local, state and federal guidelines and orders.

Business Continuity

•Our operations and products support essential communications networks globally.

•We have implemented and continue to adjust comprehensive business continuity plans in response to Covid-19 to ensure that we are able to deliver for our customers and continue to work toward consistent profitability.

•We are working closely with our supply chain partners globally to increase inventory levels and buffer supply chain volatility, as our suppliers support the health and safety of their employees.

•We have seen strong demand in the near term for products that facilitate increasing network bandwidth; we are working to ensure continuity between us, our supply partners and forward to our customers or their contract manufacturing partners around the world.

Financial Structure

•We believe our balance sheet and liquidity position provide the flexibility needed to support our operations during this pandemic.

•We have taken and will continue to take precautionary steps, as required, to maintain our financial position to include leveraging available credit facilities, managing operating expenses prudently and deferring non-essential capital expenditures.

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
We have been a leading volume supplier of these optical components since coherent systems were first deployed in volume for telecommunications networks a decade ago in 2010. We are now the leading supplier of narrow linewidth tunable lasers and coherent receivers to the coherent market, and we have introduced new high speed coherent modulators for 400G, 600G and above applications.
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
In the three months ended March 31, 2020 and 2019, our five largest customers accounted for 85% and 87% of our total revenue, respectively. In the three months ended March 31, 2020, two customers had 10% or more revenue including Huawei Technologies, together with its affiliate HiSilicon Technologies Co. Ltd. (collectively “Huawei”), which accounted for 52% of our total revenue. In the three months ended March 31, 2019, two customers had 10% or more revenue including Huawei which accounted for 49% of our total revenue.
We have invested and expect to continue to invest significant time and capital into our research and development operations. Our research and development activities continue to push the performance leadership boundaries in high speed digital optics, silicon photonics and hybrid photonic integration, optoelectronics control and in signal processing.
Research and development expenses were $11.9 million and $14.7 million in three months ended March 31, 2020 and 2019, respectively.

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
On May 16, 2019, the U.S. Commerce Department's Bureau of Industry and Security ("BIS") added Huawei and certain affiliates to the BIS Entity List ("Entity List"), with an effective date of May 21, 2019. This denies Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations (EAR). As Huawei has been our largest customer in recent quarters, this has had a material impact on the revenue and profitability we had forecasted prior to the BIS action. As a result, we have adjusted capital expenditures, operating expenditures, project plans and incoming materials for changing demand levels to mitigate risks associated with the Entity List and intend to continue to implement actions to improve cash flow and profitability.
We are committed to EAR compliance in each of the locations in which we do business. We determined that certain of our products are not subject to EAR regulations and may be lawfully sold to Huawei. During 2018, prior to the denial order, non-EAR products were over half of our Huawei revenue and shipments to Huawei of many of these products continue. Further, we have applied for licenses for certain technology subject to EAR, and at the time of this filing, we have been granted a license to ship limited, but not material, volumes of U.S.-manufactured lasers to Huawei.
During the quarter ended March 31, 2020, the Covid-19 pandemic impacted our operations. In January and February the usual shutdown for the Lunar New Year celebrations was extended by one week at our factory in Shenzhen, China and the subsequent return of direct labor was more drawn-out than usual. Operations there have largely returned to normal levels, but there remain risks in our supply chain, which we continue to monitor. Subsequently, in March 2020, as the effects of the outbreak spread to the rest of the world, our operations in North America, along with much of our western customer base, began to operate on a “work from home” basis. We further idled one production facility in California. As the date of filing of this Quarterly Report, we have not seen a reduction in demand in China or the west due to the outbreak and we continue to monitor potential supply chain disruptions.

Revenue was $97.4 million in the three months ended March 31, 2020, compared to $79.4 million in the three months ended March 31, 2019 primarily due to volume growth in China and from continued strength from the U.S. and European based customers, including shipments through their off-shore contract manufacturers. Our gross profit was 30.5% of revenue in the three months ended March 31, 2020 compared to 19.8% of revenue in three months ended March 31, 2019. Improvement resulted from favorable product mix, increased volume and cost reductions.

In the three months ended March 31, 2020, High Speed Products represented approximately 92% of total revenue, or $89.8 million and Network Products and Solutions represented approximately 8% of total revenue, or $7.6 million. In the three months ended March 31, 2019 High Speed Products were 88% of total revenue, or $70.2 million and Network Products and Solutions represented approximately 12% of total revenue, or $9.2 million. The High Speed Product market segment is growing at a much faster pace than Network Products and Solutions, demonstrating our continued leadership in 400G and faster solutions to address the merging needs for more network bandwidth capacity by both Cloud players and carrier. In addition, Network Products and Solutions were also disproportionately impacted by the suspension of shipments due to Huawei's placement on the Entity List.
Critical accounting policies and estimates
Other than the policy changes disclosed in Note 1 in Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Report, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2019.

Results of Operations
Revenue
Our business is focused on the highest speed digital optics and signal processing communications applications. In the three months ended March 31, 2020, our High Speed Products for data rates of 100G and beyond comprised 92% of our revenues.
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

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Total revenue	$97,401	$79,366	$18,035	23%

We generate most of our revenue from a limited number of customers. Huawei has consistently been our largest customer, which was again the case in the three months ended March 31, 2020, as it accounted for approximately 52% of our revenue and 49% of our revenue for the three months ended March 31, 2019.
In addition to Huawei, we have several large customers which may or may not exceed 10% of revenue in any given quarter. One other customer was greater than 10% of our revenue for the three months ended March 31, 2020 and for the three months ended March 31, 2019. After Huawei, our next four largest customers accounted for 33% and 37% of our revenue in the three months ended March 31, 2020 and 2019, respectively.
We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. As of March 31, 2020 and December 31, 2019, one and two customers, respectively, each accounted for more than 10% of total accounts receivable.
Three Months Ended March 31, 2020 Compared With Three Months Ended March 31, 2019
Revenue increased by $18.0 million, or 23%, in the three months ended March 31, 2020, compared to the same period in 2019, reflecting strong end customer demand in China as well as Metro and DCI markets in the west, including their offshore contract manufacturers. Increases in demand were partially offset by decreases in average selling prices. In the three months ended March 31, 2020, High Speed Products represented approximately 92% of total revenue, compared to 88% of total revenue in the same period in 2019, while Network Products and Solutions represented approximately 8% of total revenue in the three months ended March 31, 2020, compared to approximately 12% of total revenue in the three months ended March 31, 2019. The High Speed Product market segment is growing at a much faster pace than Network Products and Solutions, demonstrating our continued leadership in 400G and faster solutions to address the merging needs for more network bandwidth capacity by both Cloud players and carrier. In addition, Network Products and Solutions were also disproportionately impacted by the suspension of shipments due to Huawei's placement on the Entity List.
In the three months ended March 31, 2020 and 2019, respectively, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer was as follows:

	Three Months Ended March 31,
	2020	2019
China	60%	57%
Americas	19%	18%
Rest of world	21%	25%
Total revenue	100%	100%
The increase in the proportion of shipments to China was due to China strength during the three months ended March 31, 2020. Shipment to all regions was up in dollar terms from the same period in 2019. Shipments to the Americas and to the rest of the world are mainly to contract manufacturers for non-China based network equipment manufacturers ("NEMs").
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
Gross profit as a percentage of total revenue, or gross margin, has been and is expected to continue to be affected by a variety of factors including the introduction of new products, production volume, factory utilization, the mix of products sold, inventory changes, changes in the average selling prices of our products, changes in the cost and volumes of materials purchased from our suppliers, changes in labor costs, changes in overhead costs or requirements, stock-based compensation, write-downs of excess and obsolete inventories and warranty costs. In addition, we periodically negotiate pricing with certain customers which can cause our gross margins to fluctuate, particularly in the quarters in which the negotiations occurred.
As a manufacturing company, our margins are sensitive to changes in volume and factory utilization, which largely contributed to the 11% gross profit improvement in the three months ended March 31, 2020 as compared to the same period in 2019.

The China government has imposed tariffs affecting products manufactured in the United States. Certain products manufactured in our U.S. operations have been included in the tariffs imposed on imports into China from the United States. These tariffs increased our cost of goods sold by just over a half of a percentage point for the three months ended March 31, 2020 and under a half percentage point in the same period 2019. Starting in March 2020, tariffs on most of the products we imported into China have been eliminated.

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Cost of goods sold	$67,675	$63,629	$4,046	6%
Gross profit	$29,726	$15,737	$13,989	89%

	Three Months Ended March 31,
	2020	2019
Gross profit as a % of revenue	31%	20%

Three Months Ended March 31, 2020 Compared With Three Months Ended March 31, 2019
Gross profit increased by $14.0 million, or 89%, to $29.7 million in the three months ended March 31, 2020, compared to $15.7 million in the same period in 2019. Gross margin increased to 31% in the three months ended March 31, 2020, compared to 20% in the three months ended March 31, 2019. The increase in gross profit was primarily driven by $16.1 million of improvement from higher volume and product mix, partially offset by $3.2 million net increase in inventory reserve. Increased inventory reserve was from lower demand and end-of-life products.

Operating expenses
Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation.

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Research and development	$11,884	$14,683	$(2,799)	(19)%
Sales and marketing	3,659	4,603	(944)	(21)%
General and administrative	6,789	7,753	(964)	(12)%
Amortization of purchased intangible assets	—	119	(119)	(100)%
Asset sale related costs	12	329	(317)	(96)%
Restructuring charges	—	179	(179)	(100)%
Total operating expenses	$22,344	$27,666	$(5,322)	(19)%

Research and development
Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.
Three Months Ended March 31, 2020 Compared With Three Months Ended March 31, 2019
Research and development expense decreased by $2.8 million, or 19%, in the three months ended March 31, 2020, compared to the same period in 2019. The decrease was primarily due to a $1.5 million one-time license fee recorded as a reduction to research and development expense and temporary push in R&D project spend due to Covid-19 shutdown in the three months ended March 31, 2020.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.
Three Months Ended March 31, 2020 Compared With Three Months Ended March 31, 2019
Sales and marketing expense decreased by $0.9 million, or 21%, in the three months ended March 31, 2020, compared to the same period in 2019 primarily from lower levels of travel and fewer marketing events due to the Covid-19 pandemic.
General and administrative
General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.
Three Months Ended March 31, 2020 Compared With Three Months Ended March 31, 2019
General and administrative expense decreased by $1.0 million, or 12%, in the three months ended March 31, 2020, compared to the same period in 2019. The decrease is mainly from stock-based compensation of $0.5 million, deferred compensation plan expenses of $0.2 million and personnel expenses of $0.2 million.
Amortization of purchased intangible assets
Our intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology, patents and leasehold interests are included within cost of goods sold, while customer relationships are recorded within operating expenses. Purchased intangible assets related to customer relationships were fully amortized as of December 31, 2019.
Asset sale related costs

We incurred less than $0.1 million and $0.3 million in the three months ended March 31, 2020 and March 31, 2019, respectively, in asset sale related costs for legal and other professional services.
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

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Interest income	$98	$99	$(1)	(1)%
Interest expense	(378)	(493)	115	(23)%
Other income (expense), net	1,198	(1,598)	2,796	(175)%
Total	$918	$(1,992)	$2,910	(146)%

Interest expense included in interest and other income (expense), net decreased in the three months ended March 31, 2020, as compared to the same period in 2019. The decrease in interest expense was due to a decrease in outstanding borrowings during the three months ended March 31, 2020 compared to the same period in 2019. Other income (expense), net included in interest and other income (expense), net, increased in the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to a foreign exchange gain of $1.3 million in three months ended March 31, 2020 compared with $1.7 million foreign exchange loss for the same period in 2019.
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

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Income tax provision	$(1,993)	$(170)	$(1,823)	1,072%
Our income tax provision in the three months ended March 31, 2020 and 2019 was primarily related to charges on the income of our non-U.S. operations.
Liquidity and capital resources
As of March 31, 2020, we had working capital of $133.4 million, including total cash, short-term investments and restricted cash of $109.5 million. Approximately 25% of our total cash, short-term investments and restricted cash were held by our foreign entities, including approximately $20.8 million in accounts held by our subsidiaries in China, of which $10.9 million was in restricted cash, and approximately $6.3 million in accounts held by our subsidiary in Japan. Cash, short-term investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.
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
We were in compliance with the covenants of this Credit Facility as of March 31, 2020. As of March 31, 2020, the outstanding balance under the Credit Facility was $26.6 million and the weighted average rate under the LIBOR option was 2.93%. The remaining borrowing capacity as of March 31, 2020 was $7.1 million, of which $5.0 million is required to be maintained as unused borrowing capacity.
We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of March 31, 2020, our subsidiary in China had two line of credit facilities with banking institutions.
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China, had no outstanding balance at March 31, 2020 and December 31, 2019. Compensating balances relating to these credit facilities totaled $2.5 million as of March 31, 2020 and December 31, 2019. Compensating balances are classified as restricted cash on our condensed consolidated balance sheets.
As of March 31, 2020, we had two loan arrangements with MUFG Bank, Ltd. (collectively the “Mitsubishi Bank Term Loans”) and a third loan arrangement with the MUFG Bank, Ltd. and The Yamanashi Chuo Bank, Ltd. One of Mitsubishi Bank Term Loans requires equal monthly payments of principal equal to 8.3 million JPY (approximately $0.1 million) until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY (approximately $0.1 million) on the maturity date. Interest on this loan accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by manufacturing equipment owned by our subsidiary in Japan. The second term loan of 690.0 million JPY (approximately $6.4 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $6.4 million) under this loan was fully drawn in March 2017. In January 2018, we entered into a term loan agreement with MUFG Bank, Ltd. and The Yamanashi Chuo Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $7.9 million) (the "Mitsubishi-Yamanashi Term Loan"). The Mitsubishi-Yamanashi Term Loan was available from January 29, 2018 to January 29, 2025. The full amount of the Mitsubishi-Yamanashi Term Loan was drawn on January 29, 2018. Interest on the Mitsubishi-Yamanashi Term Loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Mitsubishi-Yamanashi Term Loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. As of March 31, 2020, our aggregate outstanding principal balance under Mitsubishi Bank Term Loans and Mitsubishi-Yamanashi Term Loan was 1.6 billion JPY (approximately $14.4 million). Refer to Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further details.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months. Historically, we have collected on the notes receivable in full at the time of maturity.
In the first three months of 2020, we generated operating income of $7.4 million and cash from operations was $24.9 million. We had an accumulated deficit of $408.2 million as of March 31, 2020. As of March 31, 2020, the remaining borrowing capacity under our revolving line of credit agreement with Wells Fargo, was $7.1 million, of which $5.0 million is required to be maintained as unused borrowing capacity. Additionally, we had $3.1 million of current portion of long-term debt as of March 31, 2020, which we plan to pay out of our existing available cash.
In China, when there is a case pending in judicial court, banks may choose to limit borrowing against existing credit lines, regardless of the legitimacy of the case. We have a dispute pending with APAT OE in judicial court. (Refer to Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further details.) We do not expect to make any additional draws against our credit facilities in China until this matter is resolved. We have sufficient cash and credit lines available in the U.S., and believe this will not adversely impact our operations in China.
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
Cash flow discussion
The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$24,926	$8,699
Net cash used in investing activities	(2,493)	(3,639)
Net cash used in financing activities	(1,781)	(3,281)
Effect of exchange rates on cash, cash equivalents and restricted cash	(254)	353
Net increase in cash, cash equivalents and restricted cash	$20,398	$2,132
Operating activities
Net cash provided by operating activities was $24.9 million in the three months ended March 31, 2020, compared to $8.7 million net cash provided by operating activities in the same period in 2019. The net cash provided by operating activities increased by $16.2 million due to the increase in net income of $20.4 million, a $0.4 million net increase in non-cash adjustments primarily related to write-down of inventories and depreciation and amortization, partially offset by a net decrease in working capital of $1.6 million due to timing of payments, collection efforts and inventory management, and a net decrease of foreign currency remeasurement by $2.9 million, primarily due to appreciation in U.S. dollar against RMB.
Investing activities
Net cash used in investing activities was $2.5 million in the three months ended March 31, 2020, compared to $3.6 million used in investing activities in the same period in 2019. The decrease in cash flows used in investing activities was primarily due to a decrease in purchases of property, plant and equipment of $1.0 million and an increase in proceeds from the sale of property, plant and equipment and other assets of $0.1 million, when compared to 2019.
Financing activities
Net cash used in financing activities was $1.8 million in the three months ended March 31, 2020, compared to $3.3 million used in financing activities in the same period in 2019. The decrease in cash flows used in financing activities was primarily due to a decrease in net payments under our debt arrangements of $4.0 million, a decrease in net payments of notes payable of $2.6 million offset by a net decrease in proceeds from bank loans of $5.0 million when compared to the same period in 2019.
Off-balance Sheet Arrangements
As of March 31, 2020, we did not have any significant off-balance sheet arrangements.
Recent Accounting Pronouncements
Refer to Note 1 “Basis of presentation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to other market risk have not changed materially since December 31, 2019. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K/A for the year ended December 31, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this Quarterly Report on Form 10-Q, other than as described below, we are not involved in any pending legal proceedings that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. However, disputes in the future may involve claims by a third party that our activities infringe their intellectual property rights. These and other types of intellectual property rights claims generally involve the demand by a third party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. Claims that our products or processes infringe or misappropriate any third-party intellectual property rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time, we may pursue litigation to assert our intellectual property rights. Regardless of the merit or resolution of any such litigation, complex intellectual property litigation is generally costly and diverts the efforts and attention of our management and technical personnel which could adversely affect our business.
For a discussion of our current legal proceedings, please refer to the information set forth under the “Litigation” section in Note 11, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Except for those risk factors denoted by an asterisk (*), the risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2019, as filed with the SEC on March 3, 2020, which risk factors are set forth below.
Risks Associated with Our Business
We are dependent on Huawei Technologies Co., Ltd. and its affiliate HiSilicon Technologies Co., Ltd. and on four other customers for a large portion of our revenue and the loss of, or a significant reduction in orders in any period from any of these major customers may reduce our revenue and adversely impact our results of operations.
The telecommunications systems market is concentrated with approximately ten global network equipment manufacturing companies having collectively more than 90% market share. In the three months ended March 31, 2020 and 2019 Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (collectively “Huawei”) accounted for approximately 52% and 49% of our revenue, respectively. Revenue generated from one other customer in the three months ended March 31, 2020 and 2019 was greater than 10% of our revenue. We have generated most of our revenue from a limited number of customers. In the three months ended March 31, 2020 and 2019, our top five customers represented 85% and 87% of our revenue respectively. The loss of, or a significant reduction in orders from, any of these major customers would materially and adversely affect our revenue and results of operations.

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

On or shortly after June 29, 2019, U.S. government officials allowed companies to apply for temporary export licenses for products subject to EAR and that these licenses might be granted if the product was deemed not to be a risk to national security. We have submitted license applications for certain products and associated technology having elements subject to EAR. To date, we have received a license for limited, but not material, volumes of U.S. origin lasers. There can be no assurance as to which products or technology may qualify for a license, or that any such licenses will be granted in a timely manner or at all. Furthermore, there can be no assurance that the U.S. government will not challenge our determination of which products and associated technology are not subject to the EAR regulations.

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

*The Covid-19 pandemic could harm our operations and our financial operations.

On March 12, 2020, the World Health Organization declared the Covid-19 coronavirus to be a pandemic. In an effort to contain and mitigate the spread of Covid-19, many countries, including China and the United States, have imposed significant restrictions on travel and business and government operations. There have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of Covid-19.

Our operations and supply chain are and could continue to be impacted by the implications of the Covid-19 pandemic, which could harm our future revenue and financial condition and increase our costs and expenses. Our manufacturing operations in Silicon Valley, California; Tokyo, Japan; and Shenzhen and Dongguan, China have been affected and could continue to be affected with actions such as being temporarily shut down, requiring longer lead times or being subject to logistics issues. The same issues could impact key suppliers in Patumthanee, Thailand, and Ottawa, Canada and other locations throughout United States and Asia. The efficiency of our business operations (including sales and research and development) could also be reduced as a result of compliance with shelter-in-place orders in Silicon Valley, California; Ottawa, Canada; and Shenzhen and Wuhan, China.

Similarly, our worldwide operations could be subject to secondary effects of the pandemic. Even if our facilities are not directly affected, the pandemic and its effects could substantially disrupt the business of our suppliers or customers, which could have a material adverse effect on us.

Accordingly, we may experience significant disruptions as a result of the Covid-19 pandemic that could materially impact our business, including:

•slower customer deployments of systems using our products due to uncertainty in the business climate;

•reduced demand for our products;

•disruptions of the supply chain of components needed for our products; and

•disruptions of our ability to conduct sales, marketing, product development and other important business activities.

The extent to which the Covid-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, governmental mandates issued to mitigate the spread of the disease, business closures, economic disruptions, and the effectiveness of actions taken to contain and treat the virus. Accordingly, we expect the Covid-19 pandemic may have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. We are not insured against major public health events, including the Covid-19 pandemic.

To the extent the Covid-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as reduced spending for communications networks, fluctuations in customer demand, manufacturing and supply constraints, and our ability to raise capital (if necessary).

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

We believe that our existing cash and cash equivalents, and cash flows from our operating activities and funds available under our credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we operate in an industry that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to continue operations or execute on our current or future business strategies, including to:

•invest in our research and development efforts, including by hiring additional technical and other personnel;

•maintain and expand our operating or manufacturing infrastructure;

•acquire complementary businesses, products, services or technologies; or

•otherwise pursue our strategic plans and respond to competitive pressures.

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

We have had a history of losses and we may incur additional losses in future periods. As of March 31, 2020, our accumulated deficit was $408.2 million. We continue to review our expenditures related to the ongoing operations of our business for their effectiveness. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations. Operations and assets that are deemed to be less effective may be subject to restructuring, which could lead to increased operating losses in future periods when and if restructuring charges are incurred.

*We depend upon outside contract manufacturers for a portion of the manufacturing process for some of our products. Our operations and revenue related to these products could be adversely affected if we encounter problems with any such contract manufacturer.

While many of our products are manufactured internally, we also rely upon contract manufacturers in Thailand, China, Japan and other Asia locations and Ontario (Canada) to provide back-end manufacturing and production of some of our products. Our reliance on contract manufacturers for some of our products makes us vulnerable to possible production capacity constraints, reduced control over their supply chains, delivery schedules, manufacturing yields, manufacturing quality/controls and costs. If one of our contract manufacturers is unable to meet all of our customer demand in a timely fashion, whether due to their direct operating control, due to their supply chain or due to the Covid-19 pandemic, this could have a material adverse effect on the revenue from our products.

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

Our future success as a provider of components, modules and subsystems to leading network equipment vendors depends on continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including cloud services, mobile video and data services, wireless 4G/LTE and now 5G services, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless devices that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high speed communications networks and the ability of network equipment vendors and carrier data center operators to fulfill this demand. While we believe the long term prospects for growth in data traffic remain strong, especially in Cloud and data center markets, our business and financial results will suffer if growth does not occur as expected.

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

Part of our overall strategy is to continue to expand our optoelectronic solutions for the highest speed Cloud and data center market segments. If we fail to achieve broader acceptance of our products in the Cloud and data center markets, there would be an adverse impact on our ability to increase our revenue, gain market share and achieve and sustain profitability. Our ability to achieve broader market acceptance for our products will be impacted by a number of factors, but not limited to:

•our ability to produce optoelectronic solutions for 100G to 800G and beyond that compete favorably against other solutions on the basis of price, quality, reliability and performance;

•our ability to timely introduce and complete new designs and timely qualify and certify our products;

•whether major Cloud and hyper-scale data center operators will adopt our solutions, which are based on a new network architecture and have a limited history in these market segments;

•our ability to develop products that comply with applicable standards and regulatory requirements, as well as potential in-country manufacturing requirements; and;

•our ability to develop and maintain successful relationships with our customers and suppliers.

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

We derive a significant portion of our revenue from international sales in various markets, and we have substantial operations in China, Japan and Thailand in addition to the U.S. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

•difficulties in staffing, managing and supporting operations across different jurisdictions;

•difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•fewer legal protections for intellectual property in foreign jurisdictions;

•international trade restrictions;

•difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;

•imposition of export restrictions on sales to any of our major foreign customers;

•fluctuations in foreign economies and fluctuations in the value of foreign currencies and interest rates;

•major health events, such as outbreaks of contagious disease;

•domestic and international economic or political changes, hostilities and other disruptions; and

•difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act and international labor standards.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 23% as of March 31, 2020, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

The China government has recently made statements and taken certain actions that change trade policies, including recently-imposed tariffs affecting products manufactured in the U.S. Certain of our products manufactured in our U.S. operations have been included in the tariffs imposed on imports into China from the United States. We expect these tariffs, as currently applied, will increase our cost of goods sold by approximately one percentage point. It is unknown if any additional such tariffs or retaliatory actions will be imposed or what impact they would have on us or our industry and customers. As new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated between China and the U.S. or other affected countries, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, in response to such trade tensions, the Chinese government and/or individual Chinese customers may take steps to reduce their supply chain dependence on products from U.S. suppliers through their own internal developments or the selection of non-U.S. suppliers, placing us at a commercial disadvantage and potentially affecting our business.

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

Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital. As of March 31, 2020 and December 31, 2019, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. Accordingly, we may not be able to move our capital easily, which could harm our business.

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

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

•fluctuations in demand for our products;

•the timing, volume and product mix of sales of our products;

•changes in our pricing and sales policies, particularly in the first quarter of the year, or changes in the pricing and sales policies of our competitors;

•our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner and that meet customer requirements;

•quality control, yield or other output-related problems in our manufacturing operations;

•our ability to timely obtain adequate quantities of the components used in our products;

•length and variability of the sales cycles of our products;

•unanticipated increases in costs or expenses; and

•fluctuations in foreign currency exchange rates.

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

NeoPhotonics Corporation

Date:	May 7, 2020	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)