Form 10-Q
period 2020-06-30
NEOPHOTONICS CORP
filed 2020-08-05
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
        As of July 29, 2020, there were approximately 49,565,405 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION
For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except par data)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$94,536	$70,467
Short-term investments	7,665	7,638
Restricted cash	11,055	10,972
Accounts receivable, net of allowance for doubtful accounts	61,223	68,890
Inventories	50,449	46,930
Prepaid expenses and other current assets	29,268	25,851
Total current assets	254,196	230,748
Property, plant and equipment, net	73,052	81,133
Operating lease right-of-use assets	14,662	15,603
Purchased intangible assets, net	1,771	2,151
Goodwill	1,115	1,115
Other long-term assets	3,838	3,929
Total assets	$348,634	$334,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,636	$58,554
Current portion of long-term debt	3,083	3,044
Accrued and other current liabilities	45,354	47,481
Total current liabilities	110,073	109,079
Long-term debt, net of current portion	33,235	39,237
Operating lease liabilities, noncurrent	15,471	16,543
Other noncurrent liabilities	10,827	9,614
Total liabilities	169,606	174,473
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized; at June 30, 2020, 49,547 shares issued and outstanding; at December 31, 2019, 48,526 shares issued and outstanding	124	121
Additional paid-in capital	590,800	582,504
Accumulated other comprehensive loss	(9,380)	(7,871)
Accumulated deficit	(402,516)	(414,548)
Total stockholders’ equity	179,028	160,206
Total liabilities and stockholders’ equity	$348,634	$334,679
See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands, except per share data)	2020	2019	2020	2019
Revenue	$103,171	$81,690	$200,572	$161,056
Cost of goods sold	69,669	66,015	137,344	129,644
Gross profit	33,502	15,675	63,228	31,412
Operating expenses:
Research and development	13,689	13,793	25,573	28,476
Sales and marketing	4,279	3,623	7,938	8,226
General and administrative	8,803	7,174	15,592	14,927
Amortization of purchased intangible assets	—	—	—	119
Asset sale related costs	120	47	132	376
Restructuring charges	—	79	—	258
Gain on asset sale	—	(817)	—	(817)
Total operating expenses	26,891	23,899	49,235	51,565
Income (loss) from operations	6,611	(8,224)	13,993	(20,153)
Interest income	22	99	120	198
Interest expense	(301)	(496)	(679)	(989)
Other income (expense), net	(195)	1,090	1,003	(508)
Total interest and other income (expense), net	(474)	693	444	(1,299)
Income (loss) before income taxes	6,137	(7,531)	14,437	(21,452)
Income tax (provision) benefit	(412)	205	(2,405)	35
Net income (loss)	$5,725	$(7,326)	$12,032	$(21,417)

Basic net income (loss) per share	$0.12	$(0.16)	$0.25	$(0.46)
Diluted net income (loss) per share	$0.11	$(0.16)	$0.24	$(0.46)
Weighted average shares used to compute basic net income (loss) per share	49,077	46,754	48,846	46,585
Weighted average shares used to compute diluted net income (loss) per share	51,661	46,754	51,124	46,585

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2020	2019	2020	2019
Net income (loss)	$5,725	$(7,326)	$12,032	$(21,417)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	461	(1,790)	(1,509)	1,147
Total other comprehensive (loss) income	461	(1,790)	(1,509)	1,147
Comprehensive income (loss)	$6,186	$(9,116)	$10,523	$(20,270)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended June 30, 2020	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at March 31, 2020	48,662	$122	$585,198	$(9,841)	$(408,241)	$167,238
Comprehensive income	—	—	—	461	5,725	6,186
Issuance of common stock upon exercise of stock options	263	1	1,114	—	—	1,115
Issuance of common stock under employee stock purchase plan	204	—	1,331	—	—	1,331
Issuance of common stock for vested restricted stock units	483	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(65)	—	(567)	—	—	(567)
Stock-based compensation costs	—	—	3,725	—	—	3,725
Balances at June 30, 2020	49,547	$124	$590,800	$(9,380)	$(402,516)	$179,028

Three Months Ended June 30, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at March 31, 2019	46,455	$116	$568,194	$(4,189)	$(411,563)	$152,558
Comprehensive loss	—	—	—	(1,790)	(7,326)	(9,116)
Issuance of common stock upon exercise of stock options	118	—	406			406
Issuance of common stock under employee stock purchase plan	254	1	1,234	—	—	1,235
Issuance of common stock for vested restricted stock units	381	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(56)	—	(245)	—	—	(245)
Stock-based compensation costs	—	—	3,146	—	—	3,146
Balances at June 30, 2019	47,152	$118	$572,734	$(5,979)	$(418,889)	$147,984

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended June 30, 2020	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2019	48,526	$121	$582,504	$(7,871)	$(414,548)	$160,206
Comprehensive income (loss)	—	—	—	(1,509)	12,032	10,523
Issuance of common stock upon exercise of stock options	316	1	1,346	—	—	1,347
Issuance of common stock under employee stock purchase plan	204	1	1,331	—	—	1,332
Issuance of common stock for vested restricted stock units	597	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(96)	—	(786)	—	—	(786)
Stock-based compensation costs	—	—	6,406	—	—	6,406
Balances at June 30, 2020	49,547	$124	$590,800	$(9,380)	$(402,516)	$179,028

Six Months Ended June 30, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2018	46,378	$116	$564,722	$(7,126)	$(397,472)	$160,240
Comprehensive income (loss)	—	—	—	1,147	(21,417)	(20,270)
Issuance of common stock upon exercise of stock options	166	—	572	—	—	572
Issuance of common stock under employee stock purchase plan	254	1	1,234	—	—	1,235
Issuance of common stock for vested restricted stock units	423	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(69)	—	(327)	—	—	(327)
Stock-based compensation costs	—	—	6,534	—	—	6,534
Balances at June 30, 2019	47,152	$118	$572,734	$(5,979)	$(418,889)	$147,984

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

(In thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$12,032	$(21,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,292	16,942
Stock-based compensation expense	6,305	6,343
Deferred taxes	1,544	—
Others	179	216
Gain on sale of assets and other write-offs	(24)	(541)
Allowance for doubtful accounts	(6)	(8)
Write-down of inventories	4,173	5,479
Amortization of operating lease right-of-use assets	931	872
Foreign currency remeasurement	(991)	614
Change in operating assets and liabilities:
Accounts receivable	7,655	15,163
Inventories	(7,899)	(2,103)
Prepaid expenses and other assets	(3,268)	3,053
Accounts payable	3,693	(6,933)
Accrued and other liabilities	(3,122)	(8,247)
Net cash provided by operating activities	34,494	9,433
Cash flows from investing activities
Purchase of property, plant and equipment	(5,535)	(4,042)
Proceeds from sale of property, plant and equipment and other assets	110	1,986
Purchase of marketable securities	(27)	(86)
Net cash used in investing activities	(5,452)	(2,142)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	2,679	1,807
Tax withholding on restricted stock units	(786)	(327)
Proceeds from bank loans, net of debt issuance costs	—	5,000
Repayment of bank loans	(6,554)	(11,529)
Repayment of notes payable	—	(4,860)
Repayment of finance lease liabilities	(43)	(46)
Net cash used in financing activities	(4,704)	(9,955)
Effect of exchange rates on cash, cash equivalents and restricted cash	(186)	66
Net increase (decrease) in cash, cash equivalents and restricted cash	24,152	(2,598)
Cash, cash equivalents and restricted cash at the beginning of the period	81,439	69,238
Cash, cash equivalents and restricted cash at the end of the period	$105,591	$66,640
Supplemental disclosure of non-cash investing and financing activities:
Unpaid property, plant and equipment in accounts payable	$1,296	$1,514

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of presentation and significant accounting policies
Basis of Presentation and Consolidation
The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.
Certain Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; the loss of any of its larger customers; restrictions on the Company's ability to sell to foreign customers due to trade laws, regulations and requirements; disruptions of the supply chain of components needed for its products; ability to obtain additional financing; inability to meet certain debt covenants; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors. The inputs into the Company’s judgments and estimates consider the economic implications of the Covid-19 pandemic, as the Company knows them, on its critical and significant accounting estimates. The extent to which the Covid-19 pandemic may impact its business will depend on future developments, which are highly uncertain, such as the duration of the outbreak, travel restrictions, governmental mandates issued to mitigate the spread of the disease, business closures, economic disruptions, and the effectiveness of actions taken to contain and treat the virus. Accordingly, future adverse developments with respect to the Covid-19 pandemic may have a negative impact on its sales, supply chain and results of operations.
Concentration
In the three months ended June 30, 2020, Huawei Technologies, together with its affiliate HiSilicon Technologies Co. Ltd. (collectively "Huawei") accounted for approximately 52% of the Company's total revenue. One other customer was greater than 10% and the Company’s top five customers represented approximately 82% of the Company’s total revenue. In the three months ended June 30, 2019, Huawei accounted for approximately 36% of the Company's total revenue. One other customer was greater than 10% and the Company’s top five customers represented approximately 84% of the Company’s total revenue. In the six months ended June 30, 2020, Huawei accounted for approximately 52% of the Company's total revenue. One other customer was greater than 10% and the Company’s top five customers represented approximately 83% of the Company’s total revenue. In the six months ended June 30, 2019, Huawei accounted for approximately 43% of the Company's total revenue. One other customer was greater than 10% and the Company’s top five customers represented approximately 85% of the Company’s total revenue.
As of June 30, 2020 and December 31, 2019, two customers, respectively, each accounted for more than 10% of the Company’s accounts receivable.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Significant estimates made by management include: the useful lives of property, plant and equipment; valuation allowances for deferred tax assets; valuation of excess and obsolete inventories; warranty reserves; litigation accrual and recognition of stock-based compensation, among others. Actual results could differ from these estimates.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
Nature of products
Revenue from sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
High Speed Products	$92,863	$72,860	$182,713	$143,028
Network Products and Solutions	10,308	8,830	17,859	18,028
Total revenue	$103,171	$81,690	$200,572	$161,056

The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
China	$62,665	$38,943	$121,574	$84,490
Americas	16,080	19,596	34,421	33,425
Rest of world	24,426	23,151	44,577	43,141
Total revenue	$103,171	$81,690	$200,572	$161,056
Deferred revenue
The Company records deferred revenue when cash payments are received or due in advance of the Company's performance. There were no deferred revenue balances as of June 30, 2020 and December 31, 2019.
Contract assets
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such right is conditional on something other than the passage of time. Contract assets exclude any amounts presented as an accounts receivable. There were no contract assets balances as of June 30, 2020 and December 31, 2019.
Refund liabilities
The Company recognizes a refund liability if the Company receives consideration from a customer and expects to refund some or all of that consideration to the customer. The refund liabilities as of June 30, 2020 and December 31, 2019 were immaterial.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Net income (loss) per share
The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$5,725	$(7,326)	$12,032	$(21,417)
Denominator:
Weighted average shares used to compute per share amount:
Basic	49,077	46,754	48,846	46,585
Diluted	51,661	46,754	51,124	46,585

Basic net income (loss) per share	$0.12	$(0.16)	$0.25	$(0.46)
Diluted net income (loss) per share	$0.11	$(0.16)	$0.24	$(0.46)

The Company has excluded the impact of the following outstanding employee stock options and restricted stock units as well as the shares expected to be issued under its employee stock purchase plan from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee stock options	337	2,963	661	2,963
Restricted stock units	33	2,208	49	2,208
Market-based restricted stock units	612	647	612	647
Performance-based restricted stock units	90	—	90	—
Employee stock purchase plan	119	263	119	263
	1,191	6,081	1,531	6,081

Note 4. Cash, cash equivalents, short-term investments and restricted cash
The following table summarizes the Company’s cash, cash equivalents and restricted cash (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$94,536	$70,467
Restricted cash	11,055	10,972
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$105,591	$81,439

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table summarizes the Company’s unrealized gains and losses related to its short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of June 30, 2020				As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$7,665	$—	$—	$7,665	$7,638	$—	$—	$7,638
Reported as:
Short-term investments				$7,665				$7,638

As of June 30, 2020 and December 31, 2019, maturities of marketable securities were less than 1 year. There were no realized gains and losses on the sale of marketable securities during the three and six months ended June 30, 2020 and 2019. The Company did not recognize any impairment losses on its marketable securities during the three and six months ended June 30, 2020 or 2019. As of June 30, 2020, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.
Note 5. Fair value disclosures
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2020				As of December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments:
Money market funds	$7,665	$—	$—	$7,665	$7,638	$—	$—	$7,638
Other long-term assets:
Mutual funds held in Rabbi Trust	$630	$—	$—	$630	$616	$—	$—	$616

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at June 30, 2020. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.
There were no liabilities that are measured at fair value on a recurring basis as of June 30, 2020.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As of June 30, 2020 and December 31, 2019 the Company had no assets or liabilities required to be measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value
The carrying values of accounts receivable, accounts payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
APAT
In January 2017, the Company completed the sale of its Low Speed Transceiver Products’ assets to APAT Optoelectronics Components Co., Ltd. ("APAT OE") pursuant to an asset purchase agreement dated December 14, 2016 for consideration of approximately $25.0 million (in RMB equivalent) plus approximately $1.4 million (in RMB equivalent) post-closing transaction service fees to be received under a transition services agreement with APAT OE in which the Company provided short-term manufacturing and other specific services pursuant to such agreement. The related supply chain purchase commitments and value-added tax obligations were assumed by APAT OE. The receivable and payable balances related to the transition service arrangement were $11.7 million and $11.8 million, respectively, as of June 30, 2020.
As of December 31, 2016, the balance in assets held for sale was $13.9 million, consisting of $13.1 million in inventories and $0.8 million in property, plant and equipment. As a result of post-closing adjustments, total consideration was reduced by approximately $3.4 million for inventory. In addition, an immaterial amount of property, plant and equipment was reclassified from assets held for sale. Upon closing, assets sold to APAT OE were approximately $12.8 million, including approximately $12.1 million in inventories and $0.7 million in property, plant and equipment. The adjusted consideration received of approximately $21.6 million was subject to further reduction of up to $10.0 million for any indemnification claims. As of June 30, 2020, the Company has a reserve of $6.6 million within accrued and other current liabilities for warranty claims. The indemnification warranties expired on June 30, 2017. The Company recognized a $2.2 million gain on the sale of these assets in 2017.
All of the Low Speed Transceiver Products were part of the Company’s Network Products and Solutions product group and included the low speed optical network (PON) products for which the end-of-life plan was announced in mid-2016.
Note 7. Balance sheet components
Accounts receivable, net
Accounts receivable, net, consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable	$61,471	$68,988
Trade notes receivable	—	156
Allowance for doubtful accounts	(248)	(254)
	$61,223	$68,890

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
 Inventories
Inventories consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$24,418	$19,350
Work in process	14,237	12,262
Finished goods(1)	11,794	15,318
	$50,449	$46,930
________________________________________________________

(1)Finished goods inventory at customer vendor managed inventory locations was $2.4 million and $1.6 million as of June 30, 2020 and December 31, 2019, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Transition services agreement receivable (refer to Note 6)	$11,709	$11,861
Prepaid taxes and taxes receivable	5,301	6,979
Receivables due from suppliers	8,935	4,147
Deposits and other prepaid expenses	2,791	2,512
Other receivable	532	352
	$29,268	$25,851
Purchased intangible assets
Purchased intangible assets consist of the following (in thousands):

	June 30, 2020			December 31, 2019
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$36,716	$(35,746)	$970	$36,880	$(35,555)	$1,325
Customer relationships	15,021	(15,021)	—	15,089	(15,089)	—
Leasehold interest	1,205	(404)	801	1,222	(396)	826
	$52,942	$(51,171)	$1,771	$53,191	$(51,040)	$2,151

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$184	$184	$368	$368
Operating expenses	—	—	—	119
Total	$184	$184	$368	$487

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The estimated future amortization expense of purchased intangible assets as of June 30, 2020, was as follows (in thousands):

2020 (remaining six months)	$368
2021	644
2022	27
2023	27
2024	27
Thereafter	678
$1,771

Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Employee-related	$16,298	$17,877
Transition services agreement payables (refer to Note 6)	11,760	11,765
Asset sale related warranty claims (refer to Note 6)	6,568	6,664
Operating lease liabilities, current	2,108	2,086
Income and other taxes payable	1,359	2,036
Accrued warranty	1,617	712
Other accrued expenses	5,644	6,341
	$45,354	$47,481
Warranty accrual
The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$749	$739	$712	$672
Warranty accruals	1,011	161	1,236	476
Settlements	(143)	(149)	(331)	(397)
Ending balance	$1,617	$751	$1,617	$751

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other noncurrent liabilities
Other noncurrent liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Pension and other employee-related	$3,977	$4,125
Asset retirement obligations	3,780	3,529
Deferred income tax liabilities	2,064	528
Government grant	1,006	1,380
Other	—	52
	$10,827	$9,614

Note 8. Debt
The table below summarizes the carrying amounts and weighted average interest rates of the Company’s debt (in thousands, except percentages):

	June 30, 2020		December 31, 2019
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Long-term debt, current and noncurrent:
Borrowing under Wells Fargo Credit Facility	$22,780	2.37%	$27,329	3.72%
Mitsubishi Bank loans	8,331	1.05% -1.45%	9,255	1.04%-1.44%
Mitsubishi Bank and Yamanashi Chuo Bank loan	5,351	1.07%	5,868	1.07%
Total long-term debt	36,462		42,452
Finance lease liability	233		275
Unaccreted discount and issuance costs	(377)		(446)
Total long-term debt, net of unaccreted discount and issuance costs	$36,318		$42,281
Reported as:
Current portion of long-term debt	$3,083		$3,044
Long-term debt, net of current portion	33,235		39,237
Total long-term debt, net of unaccreted discount and issuance costs	$36,318		$42,281

Notes payable and short-term borrowing
The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of June 30, 2020, the Company’s subsidiary in China had two line of credit facilities with the following banking institutions:
•Under the first line of credit facility with Shanghai Pudong Development Bank, the Company can borrow up to RMB 120.0 million ($17.0 million) for short-term loans at varying interest rates, or up to approximately RMB 240.0 million ($33.9 million) for bank acceptance drafts (with up to 50% compensating balance requirement). This line of credit facility expires in November 2021. In November 2017, the Company borrowed $17.0 million under this line which bore interest at 4.1%. The amount of $17.0 million under this line was repaid in May 2018.
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

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had no outstanding balance at June 30, 2020 and December 31, 2019.
As of June 30, 2020 and December 31, 2019, compensating balances relating to these bank acceptance drafts and letters of credit issued to suppliers and the Company’s subsidiaries totaled $2.5 million. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.
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
On June 14, 2019, the Company entered into a First Amendment to the Credit Facility (the "Amended Credit Facility"). The Amendment removes Huawei from the list of “Eligible Accounts” as a basis for the Company’s borrowing while Huawei is on the U.S. Bureau of Industry and Security (“BIS”) “Entity List”. During the period of time while Huawei remains on the Entity List, the concentration limits of certain other customers are increased to partially offset the removal of Huawei. Additionally, until Huawei is no longer on the Entity List, the Company is required to maintain a temporary combination of certain defined unrestricted cash and unused borrowing capacity under the Credit Facility of at least $30.0 million in the U.S. and $40.0 million world-wide, of which at least $5.0 million shall include unused borrowing capacity. In May 2020, Fiberhome Technologies Group and certain affiliates ("Fiberhome") was added to the BIS entity list and is also excluded from the Borrowing Base.
The Company was in compliance with the covenants of this Amended Credit Facility as of June 30, 2020 and December 31, 2019. As of June 30, 2020, the outstanding balance under the Credit Facility was $22.8 million and the weighted average rate under the LIBOR option was 2.37%. The remaining borrowing capacity as of June 30, 2020 was $6.6 million, of which $5.0 million is required to be maintained as unused borrowing capacity. The Company repaid $1.0 million in March 2020, and repaid $4.0 million during the second quarter of 2020. Furthermore, the Company repaid $5.0 million in January 2019, which was borrowed in December 2018.
During the three months ended June 30, 2020, $0.2 million of accrued interest was rolled into the principal amount of Wells Fargo Credit Facility.

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
The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with the related covenants as of June 30, 2020 and December 31, 2019. Outstanding principal balance for the Mitsubishi Term Loans was 466.7 million JPY (approximately $4.3 million) as of June 30, 2020.
In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690.0 million JPY (approximately $6.4 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment owned by the Company's subsidiary in Japan. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with these covenants as of June 30, 2020 and December 31, 2019. The loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $6.4 million) under this loan was fully drawn in March 2017. Outstanding principal balance for the 2017 Mitsubishi Bank Loan was approximately 431.3 million JPY (approximately $4.0 million) as of June 30, 2020.
Mitsubishi Bank and Yamanashi Chuo Bank loan
In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chuo Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $7.9 million) (the “Term Loan C”). The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C requires no additional security. The Term Loan C was available from January 29, 2018 to January 29, 2025. The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of June 30, 2020 and December 31, 2019. Outstanding principal balance for the Mitsubishi Bank and Yamanashi Chuo Bank Loan was approximately 576.8 million JPY (approximately $5.4 million) as of June 30, 2020.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As of June 30, 2020, maturities of total long-term debt were as follows (in thousands):

2020 (remaining six months)	$1,561
2021	3,121
2022	25,901
2023	3,121
2024	2,321
Thereafter	437
$36,462

Note 9. Leases
The Company has operating leases for offices, research and development facilities and manufacturing facilities. Leases have remaining terms of one year to seven years, some of which include options to extend the leases and some of which may include options to terminate the leases within one year. As of June 30, 2020 and December 31, 2019, an asset recorded in property, plant and equipment under a finance lease was immaterial.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$757	$756	$1,516	$1,510
Variable and short-term lease cost	495	313	898	661
Total lease cost	$1,252	$1,069	$2,414	$2,171
Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,546	$1,814
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$136
Weighted average remaining lease term
Operating leases	7.0 years	7.7 years
Weighted average discount rate
Operating leases	6.5%	6.4%

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Future minimum lease payments under non-cancelable leases as of June 30, 2020 were as follows (in thousands):

Operating Leases
2020 (remaining six months)	$1,596
2021	3,095
2022	3,091
2023	3,041
2024	2,943
Thereafter	8,261
Total future minimum lease payments	22,027
Less imputed interest	(4,448)
Total	$17,579

Operating Leases:	June 30, 2020	December 31, 2019
Accrued and other current liabilities	$2,108	$2,086
Operating lease liabilities, noncurrent	15,471	16,543
Total	$17,579	$18,629

Note 10. Japan pension plan
The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan as of June 30, 2020 was $3.6 million, of which $0.2 million was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet. The pension liability related to the Company’s RAP in Japan as of December 31, 2019 was $4.1 million, of which $0.6 million, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.
Net periodic pension cost associated with this plan was immaterial in the three and six months ended June 30, 2020 and 2019.
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

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
On March 31, 2020, the Arbitration Court ruled in favor of NeoChina and awarded NeoChina 54,607,000 RMB (approximately $7.7 million). On June 12, 2020, the Shenzhen Intermediate Court rejected APAT’s application for review of the arbitration award. Additionally, on April 27, 2020, NeoChina filed an enforcement action in the Intermediate People's Court of Shenzhen Municipality to enforce this arbitration award.

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

On March 31, 2020, the Arbitration Court ruled in NeoChina's' favor and awarded 846,000 RMB (approximately $119,000) for attorney's fees and arbitration fees. On June 12, 2020, the Shenzhen Intermedia Court rejected APAT's application for review of the arbitration award. Additionally, on April 27, 2020, NeoChina filed an enforcement action in the Intermediate People's Court of Shenzhen Municipality to enforce this arbitration award.

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
Note 12. Stockholders’ equity
Common Stock
As of June 30, 2020, the Company had reserved 9,109,527 common stock for issuance under its equity incentive plans and 1,513,012 common stock shares for issuance under its employee stock purchase plan.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$7,641	$230	$7,871
Other comprehensive loss, net of taxes of zero	1,509	—	1,509
Balances at June 30, 2020	$9,150	$230	$9,380

No material amounts were reclassified out of accumulated other comprehensive income during the three and six months ended June 30, 2020 and 2019 for realized gains or losses on available-for-sale securities.
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

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 13. Restricted net assets
The Company’s consolidated subsidiaries operating in China and Japan are restricted from transferring funds or assets to its parent company in the form of cash dividends, loans or advances. As of June 30, 2020 and December 31, 2019, the Company's consolidated subsidiaries had $21.1 million, respectively, of restricted net assets. This compares to the Company's consolidated net assets of $179.0 million and $160.2 million as of June 30, 2020 and December 31, 2019, respectively, which consisted of (in thousands):

	June 30, 2020	December 31, 2019
Cash restricted in China as a result of ongoing litigation and unfulfilled government grants	$11,019	$10,936
China earnings restricted to fund statutory common reserves in China	9,107	9,240
Loan agreements in Japan requiring local subsidiaries to maintain minimum net asset levels	928	920
Total restricted net assets in the Company's consolidated subsidiaries	$21,054	$21,096

Note 14. Stock-based compensation
The following table summarizes the stock-based compensation expense recognized in the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$621	$609	$1,158	$1,210
Research and development	999	787	1,757	1,668
Sales and marketing	738	599	1,268	1,277
General and administrative	1,429	1,010	2,122	2,188
	$3,787	$3,005	$6,305	$6,343

As of June 30, 2020 and December 31, 2019, stock-based compensation capitalized in inventories totaled $0.4 million and $0.3 million, respectively.
Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model.
Stock Options and Restricted Stock Units (RSUs)
The following table summarizes the Company’s stock option and RSU activity, excluding market and performance-based RSUs, during the Six months ended June 30, 2020:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2019	2,598,745	$5.93	3,170,981	$5.80
Granted	53,760	8.56	1,778,251	7.63
Exercised/Converted	(315,611)	4.27	(597,324)	6.29
Cancelled/Forfeited	(47,516)	10.83	(73,278)	6.24
Balances at June 30, 2020	2,289,378	6.12	4,278,630	6.48

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
At June 30, 2020, the Company had $0.6 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures. At June 30, 2020, the Company had $19.5 million of unrecognized stock-based compensation expense for RSUs, excluding market and performance-based RSUs, net of estimated forfeitures.
Market-based Restricted Stock Units
As of June 30, 2020, the Company has granted 611,500 shares of market-based RSUs that remain outstanding to certain employees. These RSUs will vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share and the recipients remain in continuous service with the Company through such service period. No market-based RSUs have vested and 93,500 market-based RSUs have been cancelled through June 30, 2020. The weighted average grant-date fair value per share of market-based RSUs granted during 2019 and 2018 was approximately $4.86 and $5.82 per share, respectively. As of June 30, 2020, the Company had $0.8 million of unrecognized stock-based compensation expense for these RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 1 year. The fair value of market-based RSUs was measured on the grant date using Monte Carlo simulation model with the following assumptions:

Assumptions Used
Weighted-average volatility	66%
Risk-free interest rate	2.79%
Expected dividends	—%
Performance-based Restricted Stock Units
In April 2020, the Company granted 90,400 shares of performance-based RSUs to certain employees. These RSUs will vest upon certification by the Board of Directors or the Compensation Committee that the Company has achieved at least $425 million in revenue over four fiscal quarters and the recipients remain in continuous service with the Company through such service period. No performance-based RSUs were vested or cancelled during 2020.

The weighted average grant-date fair value per share of performance-based RSUs granted during 2020 was $7.73 per share.
Stock Appreciation Units (SAUs)
SAUs are liability classified share-based awards. Outstanding SAUs are re-measured each reporting period at fair value until settlement. The Company did not grant any SAUs during the three and six months ended June 30, 2020 or 2019. As of June 30, 2020 and December 31, 2019, there were 153,404 and 163,471 SAUs outstanding, respectively, and related SAU liabilities were $0.7 million and $0.8 million, respectively.
Employee Stock Purchase Plan (ESPP)
The Company issued 204,199 shares under the ESPP during the three months ended June 30, 2020. As of June 30, 2020, there was $0.2 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2020. In June 2019, the Company adopted an Amendment and Restatement of the ESPP to increase the number of shares authorized for issuance under the ESPP by an additional 1,500,000 shares and to eliminate the annual "'evergreen" automatic increase provisions.
2020 Equity Incentive Plan
On June 2, 2020, at the 2020 Annual Meeting of Stockholders of NeoPhotonics Corporation, the Company’s stockholders approved NeoPhotonics Corporation 2020 Equity Incentive Plan (the “2020 Plan”). The Plan became effective immediately upon stockholder approval at the Annual Meeting. The aggregate number of shares of common stock reserved for issuance under the 2020 Plan will not exceed the sum of (i) 1,921,414 shares and (ii) certain shares subject to outstanding awards granted under the Company’s 2010 Equity Incentive Plan or 2011 Inducement Award Plan that may become available for issuance under the 2020 Plan, as such shares become available from time to time.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 15. Income taxes
The provision for income taxes in the periods presented is based upon the income (loss) before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax provision	$(412)	$205	$(2,405)	$35

The Company’s income tax provision in the three and six months ended June 30, 2020 was due to income taxes on earnings from operations in the U.S. and foreign tax jurisdictions. The Company’s income tax provision in the three and six months ended June 30, 2019 was primarily related to income taxes of the Company’s non-U.S. operations. The increase in income tax expense for the three and six months ended June 30, 2020, as compared to the same period in 2019 was primarily due to increased earnings from its U.S. operations for the three and six months ended June 30, 2020 while the Company has historically experienced net losses in the U.S.

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

As of June 30, 2020, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2019.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”) was signed into law. The new legislation includes a number of income tax provisions applicable to individuals and businesses. Due to historical net operating losses incurred in the U.S., the CARES Act did not have material impacts on the Company’s condensed consolidated financial statements as of June 30, 2020. The Company continues to examine the elements of the CARES Act and the impacts they may have on its future business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2020 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K/A. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.
This Quarterly Report on Form 10-Q for the period ended June 30, 2020 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2020 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.
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
We integrate our lasers and our high performance coherent optical components into transmit/receive modules, or transceivers. Our high speed transceiver modules, which can operate up to 400G, drive down costs, extend reach and directly interconnect with switches and routers.
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
Our high speed optical communications technologies encode information to optical signals from electronic signals for transmission and decode it for receiving. We achieve these ultra-high speeds with coherent technology that encodes information using the phase, amplitude and polarization of an optical wavelength, packing in far more information than simple on/off encoding. We believe we are a global leader in coherent transmission technology, based on our achieved speeds, leadership in ultra-pure color lasers and optical integration for miniaturization and low power consumption.
Coherent transmission is becoming the technology of choice for high speed data transmission in Cloud infrastructure and data center interconnection, in addition to telecom networks, where the highest speeds over distance were first developed. Moreover, we are the most significant producer of the pure light lasers that deliver data at the highest speeds, as we have delivered more than 1.5 million lasers used by the more than 2 million coherent ports deployed by the industry over the past 10 years (each port may use either one or two lasers).
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
Our High Speed Products for data rates of 100G, 200G and 400G were 90% of our revenues for the three months ended June 30, 2020, and were 89% of our revenues in the three months ended June 30, 2019. Our sales concentration in High Speed Products has been increasing each year for more than 10 years.

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
We believe the changes at 400G and above data rates portend a coming significant change in high speed network architectures to more efficiently implement the 400G and above technologies that we provide. This forecasted sea change is enabled by coherent techniques and Photonic Integrated Circuits, which makes it possible for long distance transmission by pluggable transceiver modules that connect directly into switches and routers inside data centers and that have thus far been used only for short reach connections within data centers. Such disaggregated Open Line Systems can manage optical signals between data centers with all needed channel management, amplification, traffic planning and monitoring functions. Together coherent pluggable transceivers and Open Line fiber systems make IP over DWDM possible, that is for Internet Protocol data to be transmitted over long distances on an optical channel without translation into a proprietary equipment manufacturer’s format. Connections between data centers then become as simple as connections within data centers - a breakthrough benefit to the network operator.
We believe that over the next few years, this connection architecture will become a mainstay of new installations, moving a significant portion of the capital expenditures from network equipment supplied DWDM proprietary boxes to disaggregated direct 400ZR interconnections. This new approach of IP over DWDM moves Internet Protocol traffic from switches and routers directly over an Open Line system DWDM channel without passing through a proprietary network equipment transmission box. We supply both the 400G pluggable coherent transceivers and optical components for DWDM Line Systems, including Open Line Systems, that provide the filtering and control of the optical signals on the common fiber equipment.
The Covid-19 pandemic is impacting our business, the business of our customers and suppliers and how we execute our business. In January and February, 2020, the focus was the impact from China. Our China operations and China-based supply chain partners executed well and have largely recovered. The focus has now turned to the impact on operations in North America as well as suppliers in the rest of the world.

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
In the three months ended June 30, 2020 and 2019, our five largest customers accounted for 82% and 84% of our total revenue, respectively. In the three months ended June 30, 2020, two customers had 10% or more revenue including Huawei Technologies which accounted for 52% of our total revenue. In the three months ended June 30, 2019, two customers had 10% or more revenue including Huawei which accounted for 36% of our total revenue.
We have invested and expect to continue to invest significant time and capital into our research and development operations. Our research and development activities continue to push the performance leadership boundaries in high speed digital optics, silicon photonics and hybrid photonic integration, optoelectronics control and in signal processing.

Research and development expenses were $13.7 million and $13.8 million in three months ended June 30, 2020 and 2019, respectively.
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
On May 16, 2019, the U.S. Commerce Department's Bureau of Industry and Security ("BIS") added Huawei and certain affiliates to the BIS Entity List ("Entity List"), with an effective date of May 21, 2019. This denies Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations ("EAR").
Additionally, in May of 2020, BIS added Fiberhome to the Entity List, with an effective date of June 5, 2020. This denies Fiberhome the ability to purchase products, software and technology that are subject to EAR.
We are committed to EAR compliance in each of the locations in which we do business. We determined that certain of our products are not subject to EAR regulations and may be lawfully sold to Huawei and/or Fiberhome. During 2018, prior to the denial order, non-EAR products were over half of our Huawei revenue and shipments to Huawei of many of these products continue. Further, we have applied for licenses for certain technology subject to EAR, and at the time of this filing, we have been granted a license to ship limited, but not material, volumes of U.S.-manufactured lasers to Huawei. Similarly, a significant portion of our shipments to Fiberhome prior to the denial order was determined to not be subject to EAR and shipments of certain of those products have continued.

During the quarter ended June 30, 2020, the Covid-19 pandemic impacted our operations. Operations in China which were affected in the previous quarter have largely returned to normal levels, but there remain risks in our supply chain, which we continue to monitor. In March 2020, as the effects of the outbreak spread to the rest of the world, our operations in North America, along with much of our western customer base, began to operate on a “work from home” basis, which continued into the second quarter. We further idled one production facility in California for a significant portion of the quarter, but resumed operations there by the end of the quarter. In compliance with local health orders requiring lower occupancy, social distancing and enhanced hygiene, some work has resumed in our Silicon Valley facilities. As the date of filing of this Quarterly Report, we have not seen a reduction in demand in China or the west due to the outbreak and we continue to monitor potential supply chain disruptions.

Revenue was $103.2 million in the three months ended June 30, 2020, compared to $81.7 million in the three months ended June 30, 2019 primarily due to volume growth in China and from continued strength from the U.S. and European based customers, including shipments through their off-shore contract manufacturers. Our gross profit was 32.5% of revenue in the three months ended June 30, 2020 compared to 19.2% of revenue in three months ended June 30, 2019. Improvement resulted from favorable product mix, increased volume and cost reductions.

In the three months ended June 30, 2020, High Speed Products represented approximately 90% of total revenue, or $92.9 million and Network Products and Solutions represented approximately 10% of total revenue, or $10.3 million. In the three months ended June 30, 2019 High Speed Products were 89% of total revenue, or $72.9 million and Network Products and Solutions represented approximately 11% of total revenue, or $8.8 million. The High Speed Product market segment is growing at a much faster pace than Network Products and Solutions, demonstrating our continued leadership in 400G and faster solutions to address the merging needs for more network bandwidth capacity by both Cloud players and carrier. In addition, Network Products and Solutions were also disproportionately impacted by the suspension of shipments due to Huawei's placement on the Entity List.
Critical accounting policies and estimates
Other than the policy changes disclosed in Note 1 in Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Report, there have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2020 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2019.

Results of Operations
Revenue
Our business is focused on the highest speed digital optics and signal processing communications applications. In the three months ended June 30, 2020, our High Speed Products for data rates of 100G and beyond comprised 90% of our revenues.
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

In the second quarter of 2019, the BIS added Huawei and certain affiliates to the Entity List. We ceased all shipments to Huawei before the Entity List became effective and resumed shipment in late June 2019 of certain products that have been determined by us to be not subject to EAR. In the second quarter of 2020, the BIS added Fiberhome to the Entity List. We have been applying the same diligence to ensure only non-EAR shipments to Fiberhome. We expect this Entity List and future development of the US-China trade relationship to continue affecting our revenue and operations.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Total revenue	$103,171	$81,690	$21,481	26%	$200,572	$161,056	$39,516	25%

We generate most of our revenue from a limited number of customers. Huawei has consistently been our largest customer, which was again the case in the three months ended June 30, 2020, as it accounted for approximately 52% of our revenue in the second quarter of 2020 and 36% of our revenue for the three months ended June 30, 2019, which was significantly lower due to ceased Huawei shipment for over a month in the quarter as explained above.

In addition to Huawei, we have several large customers which may or may not exceed 10% of revenue in any given quarter. One other customer was greater than 10% of our revenue for the three months ended June 30, 2020 and for the three months ended June 30, 2019. After Huawei, our next four largest customers accounted for 30% and 48% of our revenue in the three months ended June 30, 2020 and 2019, respectively.
We expect that a significant portion of our revenue will continue to be derived from a limited number of customers. As a result, the loss of, or a significant reduction in, orders from any of our key customers would materially affect our revenue and results of operations. Similarly, our accounts receivable are from a limited number of customers. As of June 30, 2020 and December 31, 2019, two customers, respectively, each accounted for more than 10% of total accounts receivable.
Three Months Ended June 30, 2020 Compared With Three Months Ended June 30, 2019
Revenue increased by $21.5 million, or 26%, in the three months ended June 30, 2020, compared to the same period in 2019, reflecting strong end customer demand in China as well as Metro and DCI markets in the west, including their offshore contract manufacturers. In the three months ended June 30, 2020, High Speed Products represented approximately 90% of total revenue, compared to 89% of total revenue in the same period in 2019, while Network Products and Solutions represented approximately 10% of total revenue in the three months ended June 30, 2020, compared to approximately 11% of total revenue in the three months ended June 30, 2019. The High Speed Product market segment is growing at a much faster pace than Network Products and Solutions, demonstrating our continued leadership in 400G and faster solutions to address the merging needs for more network bandwidth capacity by both Cloud players and carriers. 400ZR and 400ZR+ pluggable coherent modules were launched in the fourth quarter of 2019 and are now shipping in low volume. We expect ramping to volume production later in this year and beyond 2020. In addition, Network Products and Solutions were also disproportionately impacted by the suspension of shipments due to Huawei's placement on the Entity List.

Six Months Ended June 30, 2020 Compared With Six Months Ended June 30, 2019

Revenue increased by $39.5 million, or 25%, in the six months ended June 30, 2020, compared to the same period in 2019, reflecting both strong end customer demand in China and Metro and DCI markets in the west, as well as the fact that shipments to Huawei, and their affiliate HiSilicon, were halted for 6 weeks in Q2 2019 as a result of their inclusion in the Entity List. Increases in demand were partially offset by decreases in average selling prices. In the six months ended June 30, 2020, High Speed Products represented approximately 91% of total revenue, compared to 89% of total revenue in the same period in 2019, while Network Products and Solutions represented approximately 9% of total revenue in the six months ended June 30, 2020, compared to approximately 11% of total revenue in the six months ended June 30, 2019. We continue to be an industry leader for the highest speed over distance network solutions, supplying customers with components and modules which deliver the highest bandwidth per wavelength and per fiber for long distances. Our High Speed Product market segment consistently represents 90% or more of our business. 400ZR and 400ZR+ pluggable coherent modules launched in the fourth quarter of 2019 will further expand the growth. In addition, Network Products and Solutions were also disproportionately impacted by the suspension of shipments due to Huawei's placement on the Entity List.
In the three and six months ended June 30, 2020 and 2019, respectively, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
China	61%	48%	61%	52%
Americas	16%	24%	17%	21%
Rest of world	23%	28%	22%	27%
Total revenue	100%	100%	100%	100%
The increase in the proportion of shipments to China was due to China strength during the three months ended June, 2020 and the six months ended June 30, 2020. Shipments to China was up $24 million, or 61%, from the same three month period in 2019 and up $37 million, or 44%, from the six months period in 2019. Shipments to the Americas and to the rest of the world are mainly to contract manufacturers for non-China based network equipment manufacturers ("NEMs").
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
As a manufacturing company, our margins are sensitive to changes in volume and factory utilization, which largely contributed to the 13% gross margin improvement in the three months ended June 30, 2020, as compared to the same period in 2019, and 12% gross margin improvement in the six months ended June 30, 2020, as compared to the same period in 2019.

The China government has imposed tariffs affecting products manufactured in the United States. Certain products manufactured in our U.S. operations have been included in the tariffs imposed on imports into China from the United States. These tariffs were about half of a percentage point of our cost of goods sold for the three months and for the six months ended June 30, 2019. Starting in March 2020, tariffs on most of the products we imported into China have been eliminated and the impact of such tariffs were less than one percentage point of cost of goods sold for the three months ended June 30, 2020.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of goods sold	$69,669	$66,015	$3,654	6%	$137,344	$129,644	$7,700	6%
Gross profit	$33,502	$15,675	$17,827	114%	$63,228	$31,412	$31,816	101%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross profit as a % of revenue	32%	19%	32%	20%

Three Months Ended June 30, 2020 Compared With Three Months Ended June 30, 2019
Gross profit increased by $17.8 million, or 114%, to $33.5 million in the three months ended June 30, 2020, compared to $15.7 million in the same period in 2019. Gross margin increased to 32% in the three months ended June 30, 2020, compared to 19% in the three months ended June 30, 2019. The increase in gross profit reflected an overall improvement in operations with $12.1 million increase primarily from higher volume and product mix net of annual price reduction, $3.4 million lower inventory reserve mostly due to a special $3.6 million, or 4.4% of revenue, Huawei EAR special reserve in June 2019, and a $0.9 million decrease of accelerated depreciation for end-of-line products ended by June 30, 2019.

Six Months Ended June 30, 2020 Compared With Six Months Ended June 30, 2019

Gross profit increased by $31.8 million, or 101%, to $63.2 million in the six months ended June 30, 2020, compared to $31.4 million in the same period in 2019. Gross margin increased to 32% in the six months ended June 30, 2020, compared to 20% in the six months ended June 30, 2019. The increase in gross profit was primarily driven by $27.3 million of improvement from higher volume, product mix and better yield net of the annual price reduction and $2.3 million decrease of accelerated depreciation for end-of-line products ended by June 30, 2019.
Operating expenses
Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$13,689	$13,793	$(104)	(1)%	25,573	28,476	$(2,903)	(10)%
Sales and marketing	4,279	3,623	656	18%	7,938	8,226	(288)	(4)%
General and administrative	8,803	7,174	1,629	23%	15,592	14,927	665	4%
Amortization of purchased intangible assets	—	—	—	—%	—	119	(119)	(100)%
Asset sale related costs	120	47	73	155%	132	376	(244)	(65)%
Restructuring charges	—	79	(79)	(100)%	—	258	(258)	(100)%
Gain on asset sale	—	(817)	817	(100)%	$—	$(817)	$817	(100)%
Total operating expenses	$26,891	$23,899	$2,992	13%	$49,235	$51,565	$(2,330)	(5)%

Research and development
Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.
Three Months Ended June 30, 2020 Compared With Three Months Ended June 30, 2019
Research and development expense decreased by $0.1 million, or 1%, in the three months ended June 30, 2020, compared to the same period in 2019. The decrease was primarily due to $0.9 million lower development expenses from a temporary push-out of research and development project spend impacted by the Covid-19 pandemic, offset by an increase of $0.8 million in variable compensation.

Six Months Ended June 30, 2020 Compared With Six Months Ended June 30, 2019
Research and development expense decreased by $2.9 million, or 10%, in the six months ended June 30, 2020, compared to the same period in 2019. The decrease was primarily due to $4.2 million lower development and other expenses from a $1.5 million one-time license fee recorded as a reduction to research and development expense in the first quarter of 2020 and a temporary push-out of research and development project spend due to the Covid-19 pandemic, offset by $0.8 million increase in variable compensation and $0.5 million increase from lower government grant credit applied against research and development expenses in the six months ended June 30, 2020.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.
Three Months Ended June 30, 2020 Compared With Three Months Ended June 30, 2019
Sales and marketing expense increased by $0.7 million, or 18%, in the three months ended June 30, 2020, compared to the same period in 2019 primarily from an increase in variable compensation.

Six Months Ended June 30, 2020 Compared With Six Months Ended June 30, 2019
Sales and marketing expense decreased by $0.3 million, or 4%, in the six months ended June 30, 2020, compared to the same period in 2019 from lower levels of travel and fewer marketing events due to the Covid-19 pandemic offset by a net increase in personnel expenses, primarily from variable compensation.
General and administrative
General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.
Three Months Ended June 30, 2020 Compared With Three Months Ended June 30, 2019
General and administrative expense increased by $1.6 million, or 23%, in the three months ended June 30, 2020, compared to the same period in 2019. The increase was mainly from a $1.2 million increase in variable compensation and a $0.4 million increase of stock-based compensation.

Six Months Ended June 30, 2020 Compared With Six Months Ended June 30, 2019
General and administrative expense increased by $0.7 million, or 4%, in the six months ended June 30, 2020, compared to the same period in 2019. The increase is mainly from a $1.1 million increase in variable compensation net of a decrease of $0.3 million loss from disposal of fixed assets.
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

Asset sale related costs
We incurred $0.1 million in the three and six months ended June 30, 2020, respectively, and less than $0.1 million and $0.3 million in the three and six months ended June 30, 2019, respectively, in asset sale related costs for legal and other professional services.
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

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest income	$22	$99	$(77)	(78)%	$120	$198	$(78)	(39)%
Interest expense	(301)	(496)	195	(39)%	(679)	(989)	310	(31)%
Other income (expense), net	(195)	1,090	(1,285)	(118)%	1,003	(508)	1,511	(297)%
Total	$(474)	$693	$(1,167)	(168)%	$444	$(1,299)	$1,743	(134)%

Interest expense included in interest and other income (expense), net decreased by $0.2 million in the three months ended June 30, 2020, as compared to the same period in 2019. The decrease in interest expense was due to a $10 million decrease in outstanding borrowings from June 30, 2019 to June 30, 2020 and lower interest rate on our Wells Fargo loan. Other income (expense), net included in interest and other income (expense), net, decreased by $1.3 million in the three months ended June 30, 2020, as compared to the same period in 2019, due to U.S. dollar depreciation against both the Chinese Renminbi and Japanese Yen.

Interest expense included in interest and other income (expense) net decreased by $0.3 million in the six months ended June 30, 2020, as compared to the same period in 2019. The decrease in interest expense was due to a $10 million decrease in outstanding borrowings from June 30, 2019 to June 30, 2020 and lower interest rate on our Wells Fargo loan. Other income (expense), net included in interest and other income (expense), net, increased $1.5 million in the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to U.S. dollar appreciation against the Chinese Renminbi in the six months period year on year.
Income taxes
        We conduct our business globally and our operating income is subject to varying rates of tax in the U.S., China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Income tax (provision) benefit	$(412)	$205	$(617)	(301)%	(2,405)	35	$(2,440)	(6,971)%
Our income tax (provision) benefit in the three and six months ended June 30, 2020 and 2019 was primarily related to the profitability of our U.S. operations during the three and six months ended June 30, 2020, whereas the U.S. operations posted losses from operations in the three and six months ended June 30, 2019.

Liquidity and capital resources
As of June 30, 2020, we had working capital of $144.1 million, including total cash, short-term investments and restricted cash of $113.3 million. Approximately 26% of our total cash, short-term investments and restricted cash were held by our foreign entities, including approximately $21.2 million in accounts held by our subsidiaries in China, of which $11.0 million was in restricted cash, and approximately $8.3 million in accounts held by our subsidiary in Japan. Cash, short-term investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.
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
On June 14, 2019, we entered into a First Amendment to the Credit Facility (the "Amended Credit Facility"). The Amendment removes Huawei from the list of “Eligible Accounts” as a basis for our borrowing while Huawei is on the Entity List. During the period of time while Huawei remains on the Entity List, the concentration limits of certain other customers are increased to partially offset the removal of Huawei. Additionally, until Huawei is no longer on the Entity List, we are required to maintain a temporary combination of certain defined unrestricted cash and unused borrowing capacity under the credit facility of at least $30.0 million in the U.S. and $40.0 million world-wide, of which at least $5.0 million shall include unused borrowing capacity. In June 2020, Fiberhome was added to the Entity List and was also removed from the Borrowing Base.
We were in compliance with the covenants of this Credit Facility as of June 30, 2020. As of June 30, 2020, the outstanding balance under the Credit Facility was $22.8 million and the weighted average rate under the LIBOR option was 2.37%. The remaining borrowing capacity as of June 30, 2020 was $6.6 million, of which $5.0 million is required to be maintained as unused borrowing capacity.
We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of June 30, 2020, our subsidiary in China had two line of credit facilities with banking institutions.
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China, had no outstanding balance at June 30, 2020 and December 31, 2019. Compensating balances relating to these credit facilities totaled $2.5 million as of June 30, 2020 and December 31, 2019. Compensating balances are classified as restricted cash on our condensed consolidated balance sheets.

As of June 30, 2020, we had two loan arrangements with MUFG Bank, Ltd. (collectively the “Mitsubishi Bank Term Loans”) and a third loan arrangement with the MUFG Bank, Ltd. and The Yamanashi Chuo Bank, Ltd. One of Mitsubishi Bank Term Loans requires equal monthly payments of principal equal to 8.3 million JPY (approximately $0.1 million) until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY (approximately $0.1 million) on the maturity date. Interest on this loan accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by manufacturing equipment owned by our subsidiary in Japan. The second term loan of 690.0 million JPY (approximately $6.4 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $6.4 million) under this loan was fully drawn in March 2017. In January 2018, we entered into a term loan agreement with MUFG Bank, Ltd. and The Yamanashi Chuo Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $7.9 million) (the "Mitsubishi-Yamanashi Term Loan"). The Mitsubishi-Yamanashi Term Loan was available from January 29, 2018 to January 29, 2025. The full amount of the Mitsubishi-Yamanashi Term Loan was drawn on January 29, 2018. Interest on the Mitsubishi-Yamanashi Term Loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Mitsubishi-Yamanashi Term Loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. As of June 30, 2020, our aggregate outstanding principal balance under Mitsubishi Bank Term Loans and Mitsubishi-Yamanashi Term Loan was 1.5 billion JPY (approximately $13.7 million). Refer to Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further details.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months. Historically, we have collected on the notes receivable in full at the time of maturity.
In the first six months of 2020, we generated operating income of $14.0 million and cash from operations was $34.5 million. We had an accumulated deficit of $402.5 million as of June 30, 2020. As of June 30, 2020, the remaining borrowing capacity under our revolving line of credit agreement with Wells Fargo, was $6.6 million, of which $5.0 million is required to be maintained as unused borrowing capacity. Additionally, we had $3.1 million of current portion of long-term debt as of June 30, 2020, which we plan to pay out from our existing available cash.
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

Cash flow discussion
The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$34,494	$9,433
Net cash used in investing activities	(5,452)	(2,142)
Net cash used in financing activities	(4,704)	(9,955)
Effect of exchange rates on cash, cash equivalents and restricted cash	(186)	66
Net increase in cash, cash equivalents and restricted cash	$24,152	$(2,598)
Operating activities
Net cash provided by operating activities was $34.5 million in the six months ended June 30, 2020, compared to $9.4 million net cash provided by operating activities in the same period in 2019. The net cash provided by operating activities increased by $25.1 million due to the increase in net income of $33.7 million, a $2.9 million net decrease in non-cash adjustments primarily related to write-down of inventories and depreciation and amortization, a net decrease in working capital of $4.1 million due to timing of payments, collection efforts and inventory management, and a net decrease of foreign currency remeasurement by $1.6 million, primarily due to appreciation in U.S. dollar against RMB.
Investing activities
Net cash used in investing activities was $5.5 million in the six months ended June 30, 2020, compared to $2.1 million used in investing activities in the same period in 2019. The decrease in cash flows used in investing activities was primarily due to an increase in purchases of property, plant and equipment of $1.5 million and an decrease in proceeds from the sale of property, plant and equipment and other assets of $1.9 million, when compared to 2019.
Financing activities
Net cash used in financing activities was $4.7 million in the six months ended June 30, 2020, compared to $10.0 million used in financing activities in the same period in 2019. The increase in cash flows used in financing activities was primarily due to a decrease in net payments under our debt arrangements of $5.0 million, a decrease in net payments of notes payable of $4.9 million offset by a net decrease in proceeds from bank loans of $5.0 million when compared to the same period in 2019.
Off-balance Sheet Arrangements
As of June 30, 2020, we did not have any significant off-balance sheet arrangements.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the Covid-19 pandemic. We are continually monitoring and assessing the impact of the Covid-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
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
The telecommunications systems market is concentrated with approximately ten global network equipment manufacturing companies having collectively more than 90% market share. In the three months ended June 30, 2020 and 2019 Huawei accounted for approximately 52% and 36% of our revenue, respectively. In the six months ended June 30, 2020 and 2019 Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (collectively “Huawei”) accounted for approximately 52% and 43% of our revenue, respectively. Revenue generated from one other customer in the three and six months ended June 30, 2020 and 2019 was greater than 10% of our revenue. We have generated most of our revenue from a limited number of customers. In the three months ended June 30, 2020 and 2019, our top five customers represented 82% and 84% of our revenue respectively. In the six months ended June 30, 2020 and 2019, our top five customers represented 83% and 85% of our revenue respectively. The loss of, or a significant reduction in orders from, any of these major customers would materially and adversely affect our revenue and results of operations.

*We are subject to governmental export and import controls that could subject us to liability, impair our ability to compete in international markets, or restrict our sales to certain customers. In particular, U.S. governmental export control actions have impacted our sales to Huawei, which has had (and may continue to have) a material adverse effect on our business, financial condition and results of operations.

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products. In some cases, it is possible that export licenses would be required from the U.S. or other government agencies such as, but not limited to, those in Japan or China for some of our products in accordance with various statutes or regulations. In addition, various countries regulate the export or import of certain technologies and have enacted laws that could limit our ability to distribute our products. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to export or sell our products or to obtain any required licenses would adversely affect our business, financial condition and results of operations.

In May 2019, BIS, added Huawei and certain affiliates to the Entity List. Absent a license, this action prevents Huawei from purchasing products, software and technology that are subject to EAR. To ensure compliance, we immediately suspended shipments to Huawei and began a systematic assessment of our products sold to Huawei to determine how these products are, or are not, subject to the restrictions resulting from the Entity List. This suspension had an immediate impact on our products shipments to Huawei in the second quarter of 2019, which significantly affected our revenue for the remainder of 2019. We have consulted closely with legal and technical experts, in order to determine which of our products and associated technology, notably our foreign-manufactured products, are not subject to EAR or have de minimis content subject to EAR and may be lawfully sold to Huawei and its affiliates. Each product and associated technology must be reviewed individually in a detailed, specific and time consuming process. Consequently, we have reset our business approach with and shipments to Huawei to consist of only products that have been determined to be not subject to the EAR regulations or that have de minimis content subject to EAR regulations.

Starting around the end of June 2019, U.S. government officials allowed companies to apply for temporary export licenses for products subject to EAR and stated that these licenses might be granted if the product was deemed not to be a risk to national security. We have submitted license applications for certain products and associated technology having elements subject to EAR. To date, we have received a license for limited, but not material, volumes of U.S. origin lasers. There can be no assurance as to which products or technology may qualify for a license, or that any such licenses will be granted in a timely manner or at all. Furthermore, there can be no assurance that the U.S. government will not challenge our determination of which products and associated technology are not subject to the EAR regulations.

Even if licenses are obtained, or if the EAR restrictions are lifted or modified to allow us to sell the same types of products we have sold historically, Huawei may decide not to purchase these products for various reasons, including to reduce its own risks of being exposed to disruptions of its supply chain.

In May 2020, the EAR was updated to further restrict certain types of foreign-manufactured content with regard to Huawei. We verified that these revisions do not impact any of our products that we have previously determined to be not subject to the EAR, and that we may continue those shipments to Huawei. Although we are presently unaware of additional pending changes to the EAR, further changes, such as a change to de minimis calculations, could result in restrictions on the products that we are presently allowed to ship to Huawei.

A significant reduction in orders from Huawei as a result of these U.S. export control actions would materially and adversely affect our business, financial condition, and results of operations.

Additionally, in May 2020, BIS added Fiberhome Technologies Group and certain affiliates ("Fiberhome") to the Entity List with an effective date of June 5, 2020. This action by BIS denies Fiberhome the ability to purchase products, software and technology that are subject to EAR. Based upon our initial review of a number of affected products, we believe that the products purchased by Fiberhome from us are not subject to EAR and shipments of those products have continued. It is possible that upon reviewing additional products, those products may be subject to EAR and we will be unable to supply those products to Fiberhome. Further changes to EAR could result in restrictions on the products that we are presently allowed to ship to Fiberhome.

* The Covid-19 pandemic could harm our operations and our financial operations.

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

Beyond the BIS actions affecting our sales to Huawei, the U.S. government has taken certain actions that change U.S. trade policies, including recently-imposed tariffs affecting certain products manufactured in China. Some products manufactured by our Chinese affiliates are subject to tariffs if imported into the United States. In addition, the China government has taken certain reciprocal actions, including recently imposed tariffs affecting certain products manufactured in the United States. Certain of our products manufactured in our U.S. operations have been included in the tariffs imposed on imports into China from the United States. Starting in March 2020, tariffs on most of the products we imported into China have been eliminated and the impact of such tariffs were less than one percentage point of cost of goods sold for the three months ended June 30, 2020.

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

We have had a history of losses and we may incur additional losses in future periods. As of June 30, 2020, our accumulated deficit was $402.5 million. We continue to review our expenditures related to the ongoing operations of our business for their effectiveness. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations. Operations and assets that are deemed to be less effective may be subject to restructuring, which could lead to increased operating losses in future periods when and if restructuring charges are incurred.

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

Our first quarter revenue is typically seasonally lower than the rest of the year primarily due to annual price negotiations with customers that occur at the end of the prior year and lower capacity utilization during the annual new year holidays in China. This historical pattern typically adversely affects our revenues in the first quarter of each year and impacts the typical annual distribution of revenue from quarter to quarter through the year. That said, our first quarter revenue varies markedly year to year so should not be considered a reliable indicator of our future revenue or financial performance. In Q2 2020, this seasonality was higher due to the China central government extending the annual new year holidays in China in an effort to contain impact of the novel coronavirus.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 23% as of June 30, 2020, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital. As of June 30, 2020 and December 31, 2019, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. Accordingly, we may not be able to move our capital easily, which could harm our business.

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

•changes in government export and import controls that restrict our sales to key customers;

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

*Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings:

•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011

3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1/A	333-166096	3.5	November 22, 2010

10.1	NeoPhotonics Corporation 2020 Equity Incentive Plan and forms of agreement thereunder	Form 8-K	001-35061	99.1	June 4, 2020

10.2	Amended Non-Employee Director Compensation Policy					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date:	August 5, 2020	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)