Form 10-Q
period 2020-09-30
NEOPHOTONICS CORP
filed 2020-11-02
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
    As of October 27, 2020, there were approximately 50,146,455 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION
For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except par value data)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$83,619	$70,467
Short-term investments	27,667	7,638
Restricted cash	11,655	10,972
Accounts receivable, net of allowance for doubtful accounts	60,148	68,890
Inventories	46,989	46,930
Prepaid expenses and other current assets	27,507	25,851
Total current assets	257,585	230,748
Property, plant and equipment, net	67,729	81,133
Operating lease right-of-use assets	14,297	15,603
Purchased intangible assets, net	1,618	2,151
Goodwill	1,115	1,115
Other long-term assets	3,904	3,929
Total assets	$346,248	$334,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,822	$58,554
Current portion of long-term debt	3,153	3,044
Accrued and other current liabilities	51,049	47,481
Total current liabilities	109,024	109,079
Long-term debt, net of current portion	31,799	39,237
Operating lease liabilities, noncurrent	15,039	16,543
Other noncurrent liabilities	8,868	9,614
Total liabilities	164,730	174,473
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized; at September 30, 2020, 50,138 shares issued and outstanding; at December 31, 2019, 48,526 shares issued and outstanding	125	121
Additional paid-in capital	592,875	582,504
Accumulated other comprehensive loss	(4,063)	(7,871)
Accumulated deficit	(407,419)	(414,548)
Total stockholders’ equity	181,518	160,206
Total liabilities and stockholders’ equity	$346,248	$334,679
See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share data)	2020	2019	2020	2019
Revenue	$102,398	$92,392	$302,970	$253,448
Cost of goods sold	77,994	66,193	215,338	195,837
Gross profit	24,404	26,199	87,632	57,611
Operating expenses:
Research and development	15,276	13,688	40,849	42,164
Sales and marketing	3,692	3,832	11,630	12,058
General and administrative	7,758	7,403	23,350	22,330
Amortization of purchased intangible assets	—	—	—	119
Asset sale related costs	87	12	219	388
Restructuring charges	141	3	141	261
Gain on asset sale	—	—	—	(817)
Total operating expenses	26,954	24,938	76,189	76,503
Income (loss) from operations	(2,550)	1,261	11,443	(18,892)
Interest income	21	95	141	293
Interest expense	(263)	(483)	(942)	(1,472)
Other income (expense), net	(3,317)	2,960	(2,314)	2,452
Total interest and other income (expense), net	(3,559)	2,572	(3,115)	1,273
Income (loss) before income taxes	(6,109)	3,833	8,328	(17,619)
Income tax (provision) benefit	1,206	(1,561)	(1,199)	(1,526)
Net income (loss)	$(4,903)	$2,272	$7,129	$(19,145)

Basic net income (loss) per share	$(0.10)	$0.05	$0.14	$(0.41)
Diluted net income (loss) per share	$(0.10)	$0.05	$0.14	$(0.41)
Weighted average shares used to compute basic net income (loss) per share	49,936	47,666	49,212	46,949
Weighted average shares used to compute diluted net income (loss) per share	49,936	48,615	51,411	46,949

See accompanying Notes to Condensed Consolidated Financial Statements.

 NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2020	2019	2020	2019
Net income (loss)	$(4,903)	$2,272	$7,129	$(19,145)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	5,317	(4,615)	3,808	(3,468)
Total other comprehensive (loss) income	5,317	(4,615)	3,808	(3,468)
Comprehensive income (loss)	$414	$(2,343)	$10,937	$(22,613)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended September 30, 2020	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at June 30, 2020	49,547	$124	$590,800	$(9,380)	$(402,516)	$179,028
Comprehensive income (loss)	—	—	—	5,317	(4,903)	414
Issuance of common stock upon exercise of stock options	7	—	40	—	—	40
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock for vested restricted stock units	690	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(106)	(1)	(935)	—	—	(936)
Stock-based compensation costs	—	—	2,972	—	—	2,972
Balances at September 30, 2020	50,138	$125	$592,875	$(4,063)	$(407,419)	$181,518

Three Months Ended September 30, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at June 30, 2019	47,152	$118	$572,734	$(5,979)	$(418,889)	$147,984
Comprehensive income (loss)	—	—	—	(4,615)	2,272	(2,343)
Offering Cost	—	—	(46)	—	—	(46)
Issuance of common stock in exchange for research and development services	276	1	1,499	—	—	1,500
Issuance of common stock upon exercise of stock options	98	—	397	—	—	397
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock for vested restricted stock units	573	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(82)	—	(378)	—	—	(378)
Stock-based compensation costs	—	—	2,883	—	—	2,883
Balances at September 30, 2019	48,017	$120	$577,088	$(10,594)	$(416,617)	$149,997

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended September 30, 2020	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2019	48,526	$121	$582,504	$(7,871)	$(414,548)	$160,206
Comprehensive income (loss)	—	—	—	3,808	7,129	10,937
Issuance of common stock upon exercise of stock options	322	1	1,386	—	—	1,387
Issuance of common stock under employee stock purchase plan	204	1	1,331	—	—	1,332
Issuance of common stock for vested restricted stock units	1,288	3	(3)	—	—	—
Tax withholding related to vesting of restricted stock units	(202)	(1)	(1,721)	—	—	(1,722)
Stock-based compensation costs	—	—	9,378	—	—	9,378
Balances at September 30, 2020	50,138	$125	$592,875	$(4,063)	$(407,419)	$181,518

Nine Months Ended September 30, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2018	46,378	$116	$564,722	$(7,126)	$(397,472)	$160,240
Comprehensive income (loss)	—	—	—	(3,468)	(19,145)	(22,613)
Offering Cost	—	—	(46)	—	—	(46)
Issuance of common stock in exchange for research and development services	276	1	1,499	—	—	1,500
Issuance of common stock upon exercise of stock options	265	—	969	—	—	969
Issuance of common stock under employee stock purchase plan	254	1	1,234	—	—	1,235
Issuance of common stock for vested restricted stock units	996	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(152)	—	(705)	—	—	(705)
Stock-based compensation costs	—	—	9,417	—	—	9,417
Balances at September 30, 2019	48,017	$120	$577,088	$(10,594)	$(416,617)	$149,997

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

(In thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$7,129	$(19,145)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,096	23,956
Stock-based compensation expense	9,078	9,294
Deferred taxes	(4)	—
Others	269	333
Gain on sale of assets and other write-offs	(47)	(693)
Allowance for doubtful accounts	(16)	(17)
Write-down of inventories	7,236	6,750
Amortization of operating lease right-of-use assets	1,415	1,320
Foreign currency remeasurement	2,309	(2,534)
Issuance of common stock in exchange for research and development services	—	1,500
Change in operating assets and liabilities:
Accounts receivable	8,790	9,462
Inventories	(6,592)	(4,049)
Prepaid expenses and other assets	(1,315)	1,978
Accounts payable	(4,052)	(1,096)
Accrued and other liabilities	1,218	(8,670)
Net cash provided by operating activities	49,514	18,389
Cash flows from investing activities
Purchase of property, plant and equipment	(9,243)	(6,247)
Proceeds from sale of property, plant and equipment and other assets	507	2,138
Purchase of marketable securities	(23,529)	(126)
Proceeds from sale of marketable securities	3,500	—
Net cash used in investing activities	(28,765)	(4,235)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	2,719	2,204
Offering costs	—	(46)
Tax withholding on restricted stock units	(1,722)	(705)
Proceeds from bank loans, net of debt issuance costs	—	5,000
Repayment of bank loans	(8,349)	(12,312)
Repayment of notes payable	—	(4,806)
Repayment of finance lease liabilities	(64)	(60)
Net cash used in financing activities	(7,416)	(10,725)
Effect of exchange rates on cash, cash equivalents and restricted cash	502	(444)
Net increase in cash, cash equivalents and restricted cash	13,835	2,985
Cash, cash equivalents and restricted cash at the beginning of the period	81,439	69,238
Cash, cash equivalents and restricted cash at the end of the period	$95,274	$72,223

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of presentation and significant accounting policies
Basis of Presentation and Consolidation
The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. These condensed consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.
Certain Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; successful and timely completion of product design efforts; the ability of the Company to sell its new products into new market segments; trade restrictions by the United States against the Company's customers in China, as well as potential retaliatory trade actions taken by China; the loss of any of its larger customers; restrictions on the Company's ability to sell to foreign customers due to additional U.S. or new China trade laws, regulations and requirements; disruptions of the supply chain of components needed for its products; ability to obtain additional financing; inability to meet certain debt covenants; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; and new product design introductions by competitors. The inputs into the Company’s judgments and estimates consider the economic implications of the Covid-19 pandemic as the Company knows them, on its critical and significant accounting estimates. The extent to which the Covid-19 pandemic may impact its business will depend on future developments, which are highly uncertain, such as the duration of the outbreak, travel restrictions, governmental mandates issued to mitigate the spread of the disease, business closures, economic disruptions, and the effectiveness of actions taken to contain and treat the virus. Accordingly, future adverse developments with respect to the Covid-19 pandemic may have a negative impact on its sales, supply chain and results of operations. The inputs into the Company's judgments and estimates also consider the the Department of Commerce Entities List restrictions on Huawei Technologies effective September 2020 for the Company and expected loss of business from Huawei Technologies. See also Note 8.
Concentration
In the three months ended September 30, 2020, Huawei Technologies, together with its affiliate HiSilicon Technologies Co. Ltd. (collectively "Huawei") accounted for approximately 44% of the Company's total revenue. Two other customers were greater than 10% and the Company’s top five customers represented approximately 82% of the Company’s total revenue. In the three months ended September 30, 2019, Huawei accounted for approximately 37% of the Company's total revenue. One other customer was greater than 10% and the Company’s top five customers represented approximately 85% of the Company’s total revenue. In the nine months ended September 30, 2020, Huawei accounted for approximately 49% of the Company's total revenue. One other customer was greater than 10% and the Company’s top five customers represented approximately 82% of the Company’s total revenue. In the nine months ended September 30, 2019, Huawei accounted for approximately 41% of the Company's total revenue. One other customer was greater than 10% and the Company’s top five customers represented approximately 84% of the Company’s total revenue.
As of September 30, 2020, three customers each accounted for more than 10% of the Company’s accounts receivable. As of December 31, 2019, two customers each accounted for more than 10% of the Company’s accounts receivable.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Significant estimates made by management include: the useful lives and recoverability of long-lived assets; valuation allowances for deferred tax assets; valuation of excess and obsolete inventories; warranty reserves; litigation accrual and recognition of stock-based compensation, among others. Actual results could differ from these estimates.
Long-lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Due to the Department of Commerce Entities List restrictions effective September 2020 and expected loss of business from Huawei, the Company performed a recoverability test and determined there was no impairment of long-lived assets at September 30, 2020.

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
Accounting Pronouncements Recently Adopted
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard amends the goodwill impairment test to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the total amount of goodwill allocated to that reporting unit. In November 2019, the FASB issued ASU 2019-10, according to which, the new standard is effective for smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The Company early adopted ASU 2017-04 guidance on January 1, 2020. The adoption of this standard had no material impact on the Company’s consolidated financial statements and related disclosures.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 ("ASU 2018-18"), which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance is effective for the Company beginning after December 15, 2019, with early adoption permitted. The Company adopted new guidance on January 1, 2020. The adoption of ASU 2018-08 had no material impact on the Company’s consolidated financial statements and related disclosures.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
Note 2. Revenue
Product revenue
The Company develops, manufactures and sells lasers and other high-speed optoelectronic products that transmit, receive, modify and switch high speed digital optical signals for communications networks. Revenue is derived primarily from the sale of optoelectronic laser, component and module hardware products. The Company sells its products worldwide, primarily to leading network equipment manufacturers.
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
Nature of products
Revenue from sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
High Speed Products	$94,532	$85,366	$277,245	$228,393
Network Products and Solutions	7,866	7,026	25,725	25,055
Total revenue	$102,398	$92,392	$302,970	$253,448

The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
China	$57,087	$44,439	$178,661	$128,928
Americas	17,201	22,713	51,622	56,138
Rest of world	28,110	25,240	72,687	68,382
Total revenue	$102,398	$92,392	$302,970	$253,448

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Deferred revenue
The Company records deferred revenue when cash payments are received or due in advance of the Company's performance. There were no deferred revenue balances as of September 30, 2020 and December 31, 2019.
Contract assets
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such right is conditional on something other than the passage of time. Contract assets exclude any amounts presented as an accounts receivable. There were no contract assets balances as of September 30, 2020 and December 31, 2019.
Refund liabilities
The Company recognizes a refund liability if the Company receives consideration from a customer and expects to refund some or all of that consideration to the customer. The refund liabilities as of September 30, 2020 and December 31, 2019 were immaterial.
Note 3. Net income (loss) per share
The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(4,903)	$2,272	$7,129	$(19,145)
Denominator:
Weighted average shares used to compute per share amount:
Basic	49,936	47,666	49,212	46,949
Diluted	49,936	48,615	51,411	46,949

Basic net income (loss) per share	$(0.10)	$0.05	$0.14	$(0.41)
Diluted net income (loss) per share	$(0.10)	$0.05	$0.14	$(0.41)

The Company has excluded the impact of the following outstanding employee stock options and restricted stock units as well as the shares expected to be issued under its employee stock purchase plan from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee stock options	2,282	1,217	658	2,833
Restricted stock units	3,622	1,037	80	3,208
Market-based restricted stock units	612	641	612	641
Performance-based restricted stock units	90	—	90	—
Employee stock purchase plan	169	172	—	182
	6,775	3,067	1,440	6,864

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Cash, cash equivalents, short-term investments and restricted cash
The following table summarizes the Company’s cash, cash equivalents and restricted cash (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$83,619	$70,467
Restricted cash	11,655	10,972
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$95,274	$81,439
The following table summarizes the Company’s unrealized gains and losses related to its short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of September 30, 2020				As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$27,667	$—	$—	$27,667	$7,638	$—	$—	$7,638
Reported as:
Short-term investments				$27,667				$7,638

As of September 30, 2020 and December 31, 2019, maturities of marketable securities were less than one year. There were no realized gains and losses on the sale of marketable securities during the three and nine months ended September 30, 2020 and 2019. The Company did not recognize any impairment losses on its marketable securities during the three and nine months ended September 30, 2020 or 2019. As of September 30, 2020, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.
Note 5. Fair value disclosures
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2020				As of December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments:
Money market funds	$27,667	$—	$—	$27,667	$7,638	$—	$—	$7,638
Other long-term assets:
Mutual funds held in Rabbi Trust	$695	$—	$—	$695	$616	$—	$—	$616

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at September 30, 2020. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.
There were no liabilities that are measured at fair value on a recurring basis as of September 30, 2020.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As of September 30, 2020 and December 31, 2019 the Company had no assets or liabilities required to be measured at fair value on a nonrecurring basis.
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
In April 2019, the Company completed the sale of 100% interest in the operations of NeoPhotonics Corporation, LLC, the Company's manufacturing operations in Russia to Joint Stock Company Rusnano, a related party. In connection with the sale, the Company received $2.0 million in cash, settled the $2.0 million payment derivative and recognized a gain on asset sale of $0.9 million within operating expenses during 2019.
APAT
In January 2017, the Company completed the sale of its Low Speed Transceiver Products’ assets to APAT Optoelectronics Components Co., Ltd. ("APAT OE") pursuant to an asset purchase agreement dated December 14, 2016 for consideration of approximately $25.0 million (in RMB equivalent) plus approximately $1.4 million (in RMB equivalent) post-closing transaction service fees to be received under a transition services agreement with APAT OE in which the Company provided short-term manufacturing and other specific services pursuant to such agreement. The related supply chain purchase commitments and value-added tax obligations were assumed by APAT OE. The receivable and payable balances related to the transition service arrangement were $12.1 million and $11.8 million, respectively, as of September 30, 2020.
As of December 31, 2016, the balance in assets held for sale was $13.9 million, consisting of $13.1 million in inventories and $0.8 million in property, plant and equipment. As a result of post-closing adjustments, total consideration was reduced by approximately $3.4 million for inventory. In addition, an immaterial amount of property, plant and equipment was reclassified from assets held for sale. Upon closing, assets sold to APAT OE were approximately $12.8 million, including approximately $12.1 million in inventories and $0.7 million in property, plant and equipment. The adjusted consideration received of approximately $21.6 million was subject to further reduction of up to $10.0 million for any indemnification claims. As of September 30, 2020, the Company has a reserve of $6.8 million within accrued and other current liabilities for warranty claims. The indemnification warranties expired on June 30, 2017. The Company recognized a $2.2 million gain on the sale of these assets in 2017.
All of the Low Speed Transceiver Products were part of the Company’s Network Products and Solutions product group and included the low speed optical network (PON) products for which the end-of-life plan was announced in mid-2016.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Balance sheet components
Accounts receivable, net
Accounts receivable, net, consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable	$60,391	$68,988
Trade notes receivable	—	156
Allowance for doubtful accounts	(243)	(254)
	$60,148	$68,890

Included in trade accounts receivable at September 30, 2020, was approximately $1.4 million due from APAT OE.

Inventories
Inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$25,627	$19,350
Work in process	10,219	12,262
Finished goods(1)	11,143	15,318
	$46,989	$46,930
________________________________________________________

(1)Finished goods inventory at customer vendor managed inventory locations was $4.7 million and $1.6 million as of September 30, 2020 and December 31, 2019, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Transition services agreement receivable (refer to Note 6)	$12,116	$11,861
Prepaid taxes and taxes receivable	5,744	6,979
Receivables due from suppliers	6,538	4,147
Deposits and other prepaid expenses	2,710	2,512
Other receivable	399	352
	$27,507	$25,851

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Purchased intangible assets, net
Purchased intangible assets, net, consist of the following (in thousands):

	September 30, 2020			December 31, 2019
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$37,155	$(36,361)	$794	$36,880	$(35,555)	$1,325
Customer relationships	15,243	(15,243)	—	15,089	(15,089)	—
Leasehold interest	1,251	(427)	824	1,222	(396)	826
	$53,649	$(52,031)	$1,618	$53,191	$(51,040)	$2,151

Amortization expense relating to technology and patents and the leasehold interest intangible assets is included within cost of goods sold and customer relationships within operating expenses. The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$184	$185	$552	$553
Operating expenses	—	—	—	119
Total	$184	$185	$552	$672

The estimated future amortization expense of purchased intangible assets as of September 30, 2020, was as follows (in thousands):

2020 (remaining three months)	$184
2021	645
2022	28
2023	28
2024	28
Thereafter	705
$1,618

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Employee-related	$18,666	$17,877
Transition services agreement payables (refer to Note 6)	11,772	11,765
Asset sale related warranty claims (refer to Note 6)	6,825	6,664
Operating lease liabilities, current	2,121	2,086
Income and other taxes payable	1,124	2,036
Accrued warranty	1,413	712
Other accrued expenses	9,128	6,341
	$51,049	$47,481
Warranty accrual
The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$1,617	$751	$712	$672
Warranty accruals	369	198	1,605	674
Settlements	(573)	(200)	(904)	(597)
Ending balance	$1,413	$749	$1,413	$749
 Other noncurrent liabilities
Other noncurrent liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Pension and other employee-related	$3,813	$4,125
Asset retirement obligations	3,785	3,529
Deferred income tax liabilities	541	528
Government grant	729	1,380
Other	—	52
	$8,868	$9,614

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Restructuring and Other Related Charges
Restructuring charges
On August 17, 2020 BIS in the Department of Commerce increased restrictions on Huawei and its affiliates on the Entity List related to items produced domestically and abroad that use U.S. technology or software and imposed additional requirements for items subject to Commerce export control. The Company announced on October 5, 2020, that it will manage the business without relying on and will not plan on future revenue contributions from Huawei. As a result, the Company initiated certain restructuring actions to reduce operating expenses and manufacturing costs while maintaining the Company's focus on its core capabilities, including its lasers, coherent components and solutions for data center interconnect and high speed communications networks. Under the restructuring actions, the Company estimates it will incur severance and related charges of approximately $1.1 million and is expected to be completed by the third quarter of 2021.
Other related charges
In light of the restrictions imposed on Huawei by the BIS in the third quarter of 2020, the Company incurred $4.1 million in accelerated depreciation charges related to Huawei specific assets, consolidation of Indium Phosphide production and certain end-of-life equipment. In addition, the Company incurred $1.9 million in inventory purchase commitment liabilities and $2.5 million in Huawei specific excess and obsolete inventories, resulting in a total inventory write-down of $4.4 million.
The total restructuring and other charges for this action are estimated to be $10.9 million through 2021.
Restructuring and other related charges for the three and nine months ended September 30, 2020 were as follows (in thousands):

	Three Months Ended September 30, 2020	Charges Incurred to Date
Cash related restructuring charges:
Severance and related costs	$847	$847
Other cash related charges:
Inventory purchase commitments	1,913	1,913
Other noncash related charges:
Accelerated depreciation	4,120	4,120
Excess and obsolete inventories	2,522	2,522
Total other noncash related charges	6,642	6,642
Total	$9,402	$9,402
The other cash and noncash related charges for the three months ended September 30, 2020 and incurred to date totaling $1.9 million and $6.6 million, respectively, have been charged to cost of goods sold in the Company's Condensed Consolidated Statement of Operations.
The restructuring charges are included in the following line items in the Company's Condensed Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended September 30, 2020	Charges Incurred to Date
Severance related charges:
Cost of goods sold	$706	$706
Restructuring charges	141	141
Total severance related charges	$847	$847

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
A summary of the current period activity in accrued restructuring costs is as follows (in thousands):

	Employee Severance	Other	Total
Restructuring obligations December 31, 2019	$—	$—	$—
Charges	805	42	847
Cash payments	(479)	—	(479)
Restructuring obligations September 30, 2020	$326	$42	$368

Note 9. Debt
The table below summarizes the carrying amounts and weighted average interest rates of the Company’s debt (in thousands, except percentages):

	September 30, 2020		December 31, 2019
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Long-term debt, current and noncurrent:
Borrowing under Wells Fargo Credit Facility	$21,919	2.02%	$27,329	3.72%
Mitsubishi Bank loans	7,995	1.05% -1.45%	9,255	1.04%-1.44%
Mitsubishi Bank and Yamanashi Chuo Bank loan	5,176	1.07%	5,868	1.07%
Total long-term debt	35,090		42,452
Finance lease liability	211		275
Unaccreted discount and issuance costs	(349)		(446)
Total long-term debt, net of unaccreted discount and issuance costs	$34,952		$42,281
Reported as:
Current portion of long-term debt	$3,153		$3,044
Long-term debt, net of current portion	31,799		39,237
Total long-term debt, net of unaccreted discount and issuance costs	$34,952		$42,281

Notes payable and short-term borrowing
The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of September 30, 2020, the Company’s subsidiary in China had two line of credit facilities with the following banking institutions:
•Under the first line of credit facility with Shanghai Pudong Development Bank, the Company can borrow up to RMB 120.0 million ($17.6 million) for short-term loans at varying interest rates, or up to approximately RMB 240.0 million ($35.3 million) for bank acceptance drafts (with up to 50% compensating balance requirement). This line of credit facility expires in November 2021.
•Under the second line of credit facility with Shanghai Pudong Development Bank, which expires in November 2021, the Company can borrow up to RMB 30.0 million ($4.4 million) for short-term loans at varying interest rates, or up to approximately RMB 60.0 million ($8.8 million) for bank acceptance drafts (with up to 50% compensating balance requirement).

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had no outstanding balance at September 30, 2020 and December 31, 2019.
As of September 30, 2020 and December 31, 2019, compensating balances relating to these bank acceptance drafts and letters of credit issued to suppliers and the Company’s subsidiaries totaled $2.6 million and $2.5 million, respectively. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.
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
The Company was in compliance with the covenants of this Amended Credit Facility as of September 30, 2020 and December 31, 2019. As of September 30, 2020, the outstanding balance under the Credit Facility was $21.9 million and the weighted average rate under the LIBOR option was 2.02%. The remaining borrowing capacity as of September 30, 2020 was $6.6 million, of which $5.0 million is required to be maintained as unused borrowing capacity. The Company repaid $1.0 million in March 2020, $4.0 million during the second quarter of 2020 and $1.0 million during the third quarter of 2020. Furthermore, the Company repaid $5.0 million in January 2019, which was borrowed in December 2018.
During the three months ended September 30, 2020, $0.1 million of accrued interest was included as a component of the principal amount of Wells Fargo Credit Facility.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Mitsubishi Bank loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with MUFG Bank, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500.0 million JPY ($4.4 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY (approximately $9.5 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The 2015 Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by the Company’s Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate ("TIBOR") plus 1.40%. The Term Loan A required interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8.3 million JPY (approximately $0.1 million) until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY (approximately $0.1 million) on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40.5 million JPY (approximately $0.4 million). The Term Loan A of 500.0 million JPY (approximately $4.4 million) was repaid to the Mitsubishi Bank in January 2018.
The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with the related covenants as of September 30, 2020 and December 31, 2019. Outstanding principal balance for the Mitsubishi Term Loans was 441.7 million JPY (approximately $4.2 million) as of September 30, 2020.
In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690.0 million JPY (approximately $6.5 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment owned by the Company's subsidiary in Japan. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with these covenants as of September 30, 2020 and December 31, 2019. The loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $6.5 million) under this loan was fully drawn in March 2017. Outstanding principal balance for the 2017 Mitsubishi Bank Loan was approximately 402.5 million JPY (approximately $3.8 million) as of September 30, 2020.
Mitsubishi Bank and Yamanashi Chuo Bank loan
In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chuo Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $8.1 million) (the “Term Loan C”). The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C requires no additional security. The Term Loan C was available from January 29, 2018 to January 29, 2025. The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of September 30, 2020 and December 31, 2019. Outstanding principal balance for the Mitsubishi Bank and Yamanashi Chuo Bank Loan was approximately 546.4 million JPY (approximately $5.2 million) as of September 30, 2020.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As of September 30, 2020, maturities of total long-term debt were as follows (in thousands):

2020 (remaining three months)	$797
2021	3,186
2022	25,105
2023	3,186
2024	2,370
Thereafter	446
$35,090

Note 10. Leases
The Company has operating leases for offices, research and development facilities and manufacturing facilities. Leases have remaining terms of one year to seven years, some of which include options to extend the leases and some of which may include options to terminate the leases within one year. As of September 30, 2020 and December 31, 2019, an asset recorded in property, plant and equipment under a finance lease was immaterial.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$757	$760	$2,273	$2,270
Variable and short-term lease cost	574	401	1,472	1,062
Total lease cost	$1,331	$1,161	$3,745	$3,332
Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,359	$2,635
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$98	$136
Weighted average remaining lease term
Operating leases	6.7 years	7.5 years
Weighted average discount rate
Operating leases	6.5%	6.4%

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Future minimum lease payments under non-cancelable leases as of September 30, 2020 were as follows (in thousands):

Operating Leases
2020 (remaining three months)	$804
2021	3,133
2022	3,127
2023	3,068
2024	2,944
Thereafter	8,259
Total future minimum lease payments	21,335
Less imputed interest	(4,175)
Total	$17,160

As of September 30, 2020 and December 31, 2019, the future minimum lease payments are captured in the Company's Consolidated Balance Sheets as follows:

Operating Leases:	September 30, 2020	December 31, 2019
Accrued and other current liabilities	$2,121	$2,086
Operating lease liabilities, noncurrent	15,039	16,543
Total	$17,160	$18,629

Note 11. Japan pension plan
The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan as of September 30, 2020 was $3.7 million, of which $0.6 million was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet. The pension liability related to the Company’s RAP in Japan as of December 31, 2019 was $4.1 million, of which $0.6 million, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.
Net periodic pension cost associated with this plan was immaterial in the three and nine months ended September 30, 2020 and 2019.

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

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
In January 2010, Finisar Corporation (acquired by II-VI, Inc. in September 2019) ("Finisar"), filed a complaint in the U.S. District Court for the Northern District of California ("Court"), against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and the Company, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents. In 2011 the Company and Finisar agreed to suspend their respective claims and in 2012 the Company and Finisar further agreed to toll their respective claims. While there has been no action on this matter since 2012, the Company is currently unable to predict the outcome of this dispute and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

APAT Litigation and Settlement

Since April 2018, APAT OE and NeoPhotonics (China) Co., Ltd. and NeoPhotonics Dongguan Co. Ltd. (collectively "NeoChina", which are both wholly-owned subsidiaries of the Company) and NeoPhotonics Corporation have been involved in a series of litigations and arbitrations as described in the APAT Litigation and Arbitration Background below.

On October 27, 2020, the parties entered into a settlement agreement to settle all claims and release all property preservation orders. In exchange for a full release of all claims by all parties, terms of the settlement agreement include the following: i) APAT OE to pay NeoChina the arbitration awards in the amount of RMB 52,014,519 (approximately $7.6 million) plus interest of RMB 6,122,150 (approximately $0.9 million) for a total amount of RMB 58,136,669 (approximately $8.5 million) and ii) NeoPhotonics Corporation to pay APAT Hong Kong, a wholly subsidiary of APAT OE (“APAT HK”) $10,031,515 USD plus $500,000 USD in interest for a total payment $10,531,515 for amounts that were paid by customers to NeoPhotonics Corporation for sales of products made by APAT OE after the close of the asset purchase agreement. Payments by the Company will not be made until all prescribed conditions as described in the settlement agreement have been satisfied by APAT OE.

This settlement agreement outlines an approximately $2.0 million net cash payment by the Company to APAT OE, which exceeds the net liability recorded (see Note 7 for receivable and payable amounts recorded by the Company related to the asset sale transaction and see also Note 17), and if not breached by the parties, would result in a net gain of approximately $2.9 million during the fourth quarter of 2020 to be recorded by the Company.

APAT Litigation and Arbitration Background

In April 2018, APAT OE filed a lawsuit in the Qianhai Court in Shenzhen, China against NeoChina and NeoPhotonics Corporation with a claim of approximately $20.0 million. The lawsuit was related to the sale of the low speed transceiver business to APAT OE from NeoChina. APAT OE claimed that the business has been losing money and that APAT OE had not been given all of the information about the business prior to signing the Asset Purchase Agreement for low speed transceiver business (“APA”). In November 2018, the Shenzhen Intermediate Court ruled that the Arbitration Court, as required by the APA, was the proper forum for resolution of the dispute between NeoChina and APAT OE.

In December 2019, the Qianhai Court in Shenzhen, China dismissed the case against NeoPhotonics Corporation based upon NeoPhotonics Corporation’s argument that there was no agreement between APAT OE and NeoPhotonics Corporation. Per the terms of the settlement agreement, APAT OE has filed to dismiss an appeal of this decision.

In December 2018, APAT OE filed two additional lawsuits against NeoChina, NeoPhotonics Corporation Limited Hong Kong (or NeoHK), Novel Centennial Limited BVI ("NeoBVI") and NeoPhotonics Corporation (collectively the "defendants") in the Intermediate Court in addition to a pre-trial preservation order. On the same day the Court issued the order to preserve approximately $29.0 million of NeoChina assets, which is the approximate amount of the revised claims by APAT OE against all defendants in the first of the two lawsuits filed in December 2018. In January 2019, there was an additional pre-trial preservation order to preserve approximately $3.8 million of NeoChina assets. In the first lawsuit, the legal claims are the same as the ones APAT OE filed in April 2018 in Qianhai Court in Shenzhen, China (as described above). The difference is that instead of distributing claims in separate cases, APAT OE had combined its claims to one single case and added the additional defendants of NeoHK and NeoBVI and increased the claimed damages to approximately $29.0 million. In the second lawsuit, the claims were new and related to alleged new issues related to a contract manufacturer located in the Philippines and claimed damages in the amount of RMB 50.9 million (approximately $7.6 million). APAT OE claimed that the defendants interfered with APAT OE’s ability to sign an engagement agreement with the contract manufacturer. On April 30, 2020, the Shenzhen Intermediate Court ruled in both lawsuits that the Court has no jurisdiction over disputes between Neo China and APAT OE and that any disputes between those parties should be transferred to the Arbitration Court.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
In June 2017, APAT OE filed an arbitration claim in the Arbitration Court against NeoChina, claiming that approximately $1.5 million of the inventory that was sold to APAT OE by NeoChina in the APA was aged inventory and of no value. In October 2017, the Arbitration Court awarded NeoChina approximately RMB 700,000 (approximately $110,000) in compensatory damages and attorney fees as well as having the approximately $1.5 million claim against NeoChina rejected in its entirety. After an unsuccessful appeal by APAT OE to the Shenzhen Intermediate Court, the court granted NeoChina an enforcement order of the arbitration award.

In July 2018, NeoChina filed an arbitration claim against APAT OE in the Arbitration Court claiming approximately damages related to liability under the APA. NeoChina also was granted a property preservation of APAT OE’s bank accounts. On March 31, 2020, the Arbitration Court ruled in favor of NeoChina and awarded NeoChina 54,607,000 RMB (approximately $7.7 million). On June 12, 2020, the Shenzhen Intermediate Court rejected APAT’s application for review of the arbitration award. Additionally, on April 27, 2020, NeoChina filed an enforcement action in the Intermediate People's Court of Shenzhen Municipality to enforce this arbitration award. Per the terms of the settlement agreement, NeoChina will file for a dismissal of this enforcement action, however, per the terms of the settlement agreement, NeoChina has the right to reinstate such action if APAT OE breaches the settlement agreement.

In November 2018, APAT OE filed an additional arbitration claim against NeoChina claiming approximately $7.8 million for liability under the APA. In March 2019, NeoChina filed a response and counterclaim against APAT OE including a claim for attorney fees in the amount of RMB 810,000 (approximately $121,000). On March 31, 2020, the Arbitration Court ruled in NeoChina's' favor and awarded 846,000 RMB (approximately $119,000) for attorney's fees and arbitration fees. After the Shenzhen Intermedia Court rejected APAT's application for review of the arbitration award, NeoChina filed an enforcement action in the court to enforce this arbitration award. Per the terms of the settlement agreement, NeoChina will file for a dismissal of this enforcement action, however, per the terms of the settlement agreement, NeoChina has the right to reinstate such action if APAT OE breaches the settlement agreement.

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
Note 13. Stockholders’ equity
Common Stock
As of September 30, 2020, the Company had reserved 8,412,559 common stock for issuance under its equity incentive plans and 1,513,012 common stock shares for issuance under its employee stock purchase plan.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$7,641	$230	$7,871
Other comprehensive loss, net of taxes of zero	(3,808)	—	(3,808)
Balances at September 30, 2020	$3,833	$230	$4,063

No material amounts were reclassified out of accumulated other comprehensive income during the three and nine months ended September 30, 2020 and 2019 for realized gains or losses on available-for-sale securities.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Deficit
Approximately $9.2 million of the Company’s retained earnings within its total accumulated deficit as of December 31, 2019 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves.
Note 14. Restricted net assets
The Company’s consolidated subsidiaries operating in China and Japan are restricted from transferring funds or assets to its parent company in the form of cash dividends, loans or advances. As of September 30, 2020 and December 31, 2019, the Company's consolidated subsidiaries had $22.0 million and $21.1 million, respectively, of restricted net assets. This compares to the Company's consolidated net assets of $181.5 million and $160.2 million as of September 30, 2020 and December 31, 2019, respectively, which consisted of (in thousands):

	September 30, 2020	December 31, 2019
Cash restricted in China as a result of ongoing litigation and unfulfilled government grants	$11,619	$10,936
China earnings restricted to fund statutory common reserves in China	9,464	9,240
Loan agreements in Japan requiring local subsidiaries to maintain minimum net asset levels	947	920
Total restricted net assets in the Company's consolidated subsidiaries	$22,030	$21,096

Note 15. Stock-based compensation
The following table summarizes the stock-based compensation expense recognized in the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$607	$441	$1,765	$1,651
Research and development	748	715	2,505	2,383
Sales and marketing	565	575	1,833	1,852
General and administrative	853	1,220	2,975	3,408
	$2,773	$2,951	$9,078	$9,294

As of September 30, 2020 and December 31, 2019, stock-based compensation capitalized in inventories totaled $0.2 million and $0.3 million, respectively.
Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Stock Options and Restricted Stock Units (RSUs)
The following table summarizes the Company’s stock option and RSU activity, excluding market and performance-based RSUs, during the nine months ended September 30, 2020:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2019	2,598,745	$5.93	3,170,981	$5.80
Granted	53,760	8.56	1,885,378	7.67
Exercised/Converted	(322,436)	4.30	(1,287,467)	6.13
Cancelled/Forfeited	(48,259)	10.86	(146,810)	6.49
Balances at September 30, 2020	2,281,810	6.12	3,622,082	6.63
At September 30, 2020, the Company had $0.4 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures. At September 30, 2020, the Company had $17.6 million of unrecognized stock-based compensation expense for RSUs, excluding market and performance-based RSUs, net of estimated forfeitures.
Market-based Restricted Stock Units
As of September 30, 2020, the Company has granted 611,500 shares of market-based RSUs that remain outstanding to certain employees. These RSUs will vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share and the recipients remain in continuous service with the Company through such service period. No market-based RSUs have vested and 93,500 market-based RSUs have been cancelled through September 30, 2020. The weighted average grant-date fair value per share of market-based RSUs granted during 2019 and 2018 was approximately $4.86 and $5.82 per share, respectively. As of September 30, 2020, the Company had $0.7 million of unrecognized stock-based compensation expense for these RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of approximately 11 months. The fair value of market-based RSUs was measured on the grant date using Monte Carlo simulation model with the following assumptions:

Assumptions Used
Weighted-average volatility	66%
Risk-free interest rate	2.79%
Expected dividends	—%
Performance-based Restricted Stock Units
In April 2020, the Company granted 90,400 shares of performance-based RSUs to certain employees. These RSUs will vest upon certification by the Board of Directors or the Compensation Committee that the Company has achieved at least $425 million in revenue over four consecutive fiscal quarters and the recipients remain in continuous service with the Company through such service period. No performance-based RSUs were vested or cancelled during 2020.

The weighted average grant-date fair value per share of performance-based RSUs granted during 2020 was $7.73 per share.
Stock Appreciation Units (SAUs)
SAUs are liability classified share-based awards. Outstanding SAUs are re-measured each reporting period at fair value until settlement. The Company did not grant any SAUs during the three and nine months ended September 30, 2020 or 2019. As of September 30, 2020 and December 31, 2019, there were 153,312 and 163,471 SAUs outstanding, respectively, and related SAU liabilities were $0.4 million and $0.8 million, respectively.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Employee Stock Purchase Plan (ESPP)
The Company issued 204,199 shares under the ESPP during the nine months ended September 30, 2020. As of September 30, 2020, there was $0.1 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2020. In June 2019, the Company adopted an Amendment and Restatement of the ESPP to increase the number of shares authorized for issuance under the ESPP by an additional 1,500,000 shares and to eliminate the annual "'evergreen" automatic increase provisions.
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

Note 16. Income taxes
The income tax (provision) benefit from income taxes in the periods presented is based upon the income (loss) before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax (provision) benefit	$1,206	$(1,561)	$(1,199)	$(1,526)

The Company’s income tax benefit (provision) in the three and nine months ended September 30, 2020 and 2019 was primarily related to updating the projected forecast of the tax provision from U.S. and non-U.S. operations.
The Company projected a pre-tax loss for its U.S. operations and a higher effective tax rate based on non-U.S. operations for the period ended September 30, 2020. The tax provision for the nine months ended September 30, 2020 decreased compared with the same period end in 2019 due to decreased earnings from the Company’s non-U.S. operations.
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

As of September 30, 2020, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law. The CARES Act did not have a material impact on the income tax provision for the nine months ended September 30, 2020.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 17. Subsequent events
APAT Litigation

On October 27, 2020, the parties entered into a settlement agreement to settle all claims and release all property preservation orders. The settlement, if not breached by the parties, would result in a gain of $2.9 million to be recognized during the fourth quarter of 2020 by the Company. See also Note 12.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2020 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K/A. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.
This Quarterly Report on Form 10-Q for the period ended September 30, 2020 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2020 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.
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
Overview
We develop, manufacture and sell lasers, transceiver modules and other high speed optoelectronic products that transmit, receive and switch high speed digital optical signals for Cloud and hyper-scale data center internet content provider and telecom networks. Our solutions help network operators manage the explosive data traffic growth in Cloud and hyper-scale data centers.

We specialize in products that operate at the highest speed over distance, for 100 Gigabits per Second ("G"), 200G, 400G and beyond data rates, such as at 600G and 800G. Our products have the speed, size, low power consumption and interoperability required to directly transmit data using industry standard Internet Protocol coding, or IP, over DWDM wavelengths, greatly simplifying data networks.

We are the world's primary supplier of tunable lasers that emit the ultra-pure light that is required for the highest speed over distance coherent fiber optic communications links.

We integrate our lasers and our high performance coherent optical components into transmit/receive modules, or transceivers. Our high speed transceiver modules, which can operate at data rates including 400G, drive down network costs, extend reach and directly interconnect with switches and routers.

We believe we are well positioned to deliver these laser, component and transceiver module products based on our leadership in the ultra-pure lasers which power them and our comprehensive capabilities in designing and producing the highest performance Silicon Photonics and Indium Phosphide devices based on our Advanced Hybrid Photonic Integration. Moreover, we believe that our high performance materials integration platform is key our continued innovation at the highest speeds required for Cloud and hyper-scale networks.

We also believe that because of our laser and component technologies, we have been first to deliver commercial volumes for each of the highest speed advances in components for chassis-based systems since the advent of coherent optics for transmission ten years ago in 2010, as maximum speeds have advanced for each wavelength, or color, from 100G (Gigabits per second) to 400G, 600G and 800G. With adoption of coherent transmission using pluggable high speed optical modules in Cloud and hyper-scale data centers, we believe our total addressable market is rapidly expanding.

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

We have grown our business by delivering the highest speed over distance solutions for the Long Haul and Metro segments of the Telecom market. In recent years the Data Center Interconnect (DCI) market has become an increasing part of our revenue as DCI market adopts high speed coherent optical technologies.

Until recently our largest customers, Huawei Technologies and Ciena, have been suppliers of network equipment primarily focused on the Telecom market. Other leading customers have also been telecom equipment suppliers, such as Cisco, Nokia and ZTE. Note that due to Department of Commerce BIS restrictions on Huawei, in the Company’s outlook for the fourth quarter of 2020, there is no revenue from Huawei.

Our High Speed Products for data rates of 100G, 200G and 400G were 92% of our revenues for the three months ended September 30, 2020 and 2019. Our sales concentration in High Speed Products has increased each year for more than 10 years.

Networks operating at 400G and beyond data rates have adopted coherent transmission technology because of its ability to increase data rates and lower cost-per-bit. These high speed networks are among the highest growth segments of the optical communications market, and support the rapid expansion of telecom backbone, hyper-scale data center interconnect content provider networks, accommodating increased wireline and mobile traffic.
We expect growth in the 400G and beyond segment of our business to be driven primarily by increased adoption of our High Speed Products in the much larger Cloud infrastructure market, the Metro market sector and in the high speed data center interconnect ("DCI") market segments. Furthermore, the advent of standardized coherent pluggable transceiver modules opens up additional use cases for coherent data links in 5G wireless back and mid-haul, tributaries for edge computing, new metro architectures and satellite communications.
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
We believe the changes at 400G and above data rates portend a coming significant change in high speed network architectures to more efficiently implement the 400G and above technologies that we provide. This forecasted sea change is enabled by coherent techniques and Photonic Integrated Circuits, which makes possible long distance transmission by pluggable transceiver modules that connect directly into switches and routers inside data centers and that have thus far been used only for short reach connections within data centers. Such disaggregated Open Line Systems can manage optical signals between data centers with all needed channel management, amplification, traffic planning and monitoring functions.
Together coherent pluggable transceivers and Open Line fiber systems make IP over DWDM possible, that is for Internet Protocol data to be transmitted over long distances on an optical channel without translation into an equipment manufacturer’s proprietary format. Connections between data centers then become as simple as connections within data centers. This is a breakthrough benefit for the network operator.
We believe that over the next few years, this connection architecture will become a mainstay of new installations, moving a significant portion of the capital expenditures from network equipment supplied DWDM proprietary boxes to disaggregated direct 400ZR interconnections. This approach of IP over DWDM moves Internet Protocol traffic from switches and routers directly over an Open Line system DWDM channel without passing through a proprietary network equipment transmission box. We supply both the 400G pluggable coherent transceivers and optical components for DWDM Line Systems, including Open Line Systems, that provide the filtering and control of the optical signals on the common fiber equipment.

The Covid-19 pandemic is impacting our business, the business of our customers and suppliers and how we execute our business. However, despite the lasting impact, our global operations including our China-based supply chain partners have executed well and have largely recovered.
Our priorities to address the impacts of the global pandemic on our operations are as follows:

•The health and well-being of our employees and supply chain partners is our top priority.

•We have implemented strict measures to ensure and maintain safety, including working remotely where possible, social distancing and enhanced protocols in each of our global facilities.

•We closely monitor evolving conditions and adhere to local and federal guidelines in each location in which we operate.

Business Continuity

•Our operations and products support essential communications networks globally.

•We have implemented and continue to adjust comprehensive business continuity plans in response to the global pandemic to ensure that we are able to deliver for our customers.

•We are working closely with our supply chain partners globally to ensure we have enough inventory and to support the health and safety of their employees.

•We have seen strong demand for products that facilitate increasing network bandwidth; we are working to ensure continuity between us, our supply partners and forward to our customers and their contract manufacturing partners around the world.

Financial Structure

•We believe our balance sheet and liquidity position provide the flexibility needed to support our operations during this pandemic.

•We have taken and will continue to take precautionary steps, as required, to maintain our financial position.

Our Solutions
Three critical optical components are required to make a high speed coherent transceiver: (1) a laser with a very narrow linewidth for very pure light; (2) a coherent modulator capable of changing both the intensity and phase of the optical signal to code data onto it; and (3) a coherent receiver capable of detecting both the intensity and phase of the received optical signal to “understand” its content, plus an electronic digital signal processor IC (DSP).
We have been a leading volume supplier of these optical components since coherent systems were first deployed in volume for telecommunications networks a decade ago in 2010. We are now the leading supplier of narrow linewidth tunable lasers and coherent receivers to the coherent market, and we have introduced new high speed coherent modulators for 400G, 600G and above applications.
The capabilities of coherent optics continue to grow with increasing photonic integration for higher performance and smaller size. These are core capabilities of NeoPhotonics, and therefore open further opportunities for us in adjacent markets. Outside of communications, coherent technology improves sensitivity and performance for a variety of applications including inter-satellite communication links including for low earth orbit (LEO) satellites, plus industrial applications, 3D sensing for autonomous vehicle navigation, and medical imaging.
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

Demand for certain of our High Speed Products that are used in metro and data center interconnect (DCI) applications in North America and Europe is increasing rapidly. DCI deployments in North America have been strong over the past two years, and our products for these applications generally ship to contract manufacturers for our system manufacturer customers.
On May 16, 2019, the U.S. Commerce Department's Bureau of Industry and Security ("BIS") added Huawei and certain affiliates to the BIS Entity List ("Entity List"), with an effective date of May 21, 2019. This denies Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations ("EAR").
In May 2020, BIS added Fiberhome Technologies Group to the Entity List, with an effective date of June 5, 2020. This denies Fiberhome the ability to purchase products, software and technology that are subject to EAR.
We are committed to EAR compliance in each of the locations in which we do business. We subsequently determined that certain of our products were not subject to EAR regulations and could lawfully be sold to Huawei and/or Fiberhome. During 2018, prior to the denial order, non-EAR products were over half of our Huawei revenue and shipments to Huawei of many of these products continued through the current quarter. Further, in 2019 we applied for licenses for certain technology subject to EAR, and we were granted a license to ship limited, but not material, volumes of U.S.-manufactured lasers to Huawei. Similarly, in 2020 we determined that a significant portion of our shipments to Fiberhome was not be subject to EAR and shipments of certain of those products continued.

On August 17, 2020 BIS in the Department of Commerce increased restrictions on Huawei and its affiliates on the Entity List related to items produced domestically and abroad that use U.S. technology or software and imposed additional requirements for items subject to Commerce export control. On October 5, 2020 the Company announced that it will manage the business without relying on future revenue contributions from Huawei. There is no revenue from Huawei in the Company's outlook in the fourth quarter of 2020.

The Company has taken actions to better align capacity and production infrastructure with expected demand levels, with the goal of returning to profitability. The Company has taken steps to tighten production operations, account for Huawei-specific assets and inventory, consolidate Indium Phosphide production and implement an approximately 4% reduction in force. The costs to implement these changes are expected to be approximately $10.9 million, with $1.1 million in severance costs and $9.8 million in inventory and idle asset charges. The Company has taken a charge of approximately $9.4 million of these costs in the third quarter, and expects an additional $0.7 million in the fourth quarter with the remainder as accelerated depreciation charges through 2021.

The actions taken are expected to reduce expenses with immediate impact and achieve an approximately $2 million in quarterly operating expense reductions when fully implemented by the second quarter of 2021.

Revenue was $102.4 million in the three months ended September 30, 2020, compared to $92.4 million in the three months ended September 30, 2019 primarily due to volume growth in China and from continued strength from the U.S. and European based customers, including shipments through their off-shore contract manufacturers. Our gross profit was 23.8% of revenue in the three months ended September 30, 2020 compared to 28.4% of revenue in three months ended September 30, 2019. The decline in gross margin was due to the restructuring charges for actions taken in response to the new restrictions placed on Huawei by the U.S. Department of Commerce.

In the three months ended September 30, 2020, High Speed Products represented approximately 92% of total revenue, or $94.5 million and Network Products and Solutions represented approximately 8% of total revenue, or $7.9 million. In the three months ended September 30, 2019 High Speed Products were 92% of total revenue, or $85.4 million and Network Products and Solutions represented approximately 8% of total revenue, or $7.0 million. The High Speed Product market segment is growing at a much faster pace than Network Products and Solutions, demonstrating our continued leadership in 400G and higher data rate solutions to address the merging needs for more network bandwidth capacity by both Cloud players and carrier.

Critical accounting policies and estimates
Other than the policy changes disclosed in Note 1 in Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Report, there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2020 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2019.

Results of Operations
Revenue
Our business is focused on the highest speed digital optics and signal processing communications applications. In the three months ended September 30, 2020, our High Speed Products for data rates of 100G and beyond comprised 92% of our revenues.
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
When BIS added Huawei and certain affiliates to the Entity List in the second quarter of 2019, we began shipping only certain products that have been determined by us to not be subject to EAR. Similarly, when BIS added Fiberhome to the Entity List in the second quarter of 2020, we began shipping only products determined by us not be to subject to the EAR. In August 2020, BIS added additional restrictions on Huawei imposing new export control requirements for items that use U.S. technology or software. As a result of the August 2020 restrictions, we will manage the business without relying on future revenue contributions from Huawei. We expect this Entity List to continue to affect our revenue and operations. There is no revenue from Huawei in the Company's outlook in the fourth quarter of 2020.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Total revenue	$102,398	$92,392	$10,006	11%	$302,970	$253,448	$49,522	20%

We generate most of our revenue from a limited number of customers. Huawei has consistently been our largest customer, which was again the case in the three months ended September 30, 2020, as it accounted for approximately 44% of our revenue in the third quarter of 2020 and 37% of our revenue for the three months ended September 30, 2019.

In addition to Huawei, we have several large customers which may or may not exceed 10% of revenue in any given quarter. Two other customers were greater than 10% of our revenue for the three months ended September 30, 2020 and one other customer was greater than 10% for the three months ended September 30, 2019. After Huawei, our next four largest customers accounted for 39% and 48% of our revenue in the three months ended September 30, 2020 and 2019, respectively.

Three Months Ended September 30, 2020 Compared With Three Months Ended September 30, 2019

Revenue increased by $10.0 million, or 11%, in the three months ended September 30, 2020, compared to the same period in 2019, reflecting strong customer demand in China, as well as Metro and DCI markets in the west, including their offshore contract manufacturers. In the three months ended September 30, 2020, High Speed Products represented approximately 92% of total revenue, at the same level as in the same period in 2019, while Network Products and Solutions represented approximately 8% of total revenue both in the three months ended September 30, 2020 and the three months ended September 30, 2019. We continue to demonstrate our leadership in 400G and faster solutions to address the merging needs for more network bandwidth capacity by both Cloud players and carriers. 400ZR and 400ZR+ pluggable coherent modules were launched in the fourth quarter of 2019 and are now shipping in low volume.
Nine Months Ended September 30, 2020 Compared With Nine Months Ended September 30, 2019

Revenue increased by $49.5 million, or 20%, in the nine months ended September 30, 2020, compared to the same period in 2019, reflecting both strong customer demand in China, particularly Huawei building strategic inventory since the onset of the EAR restrictions and uncertainties from the US-China trade relationship, and Metro and DCI markets in the west. Increases in demand were partially offset by decreases in average selling prices. In the nine months ended September 30, 2020, High Speed Products represented approximately 92% of total revenue, compared to 90% of total revenue in the same period in 2019, while Network Products and Solutions represented approximately 8% of total revenue in the nine months ended

September 30, 2020, compared to approximately 10% of total revenue in the nine months ended September 30, 2019. We continue to be an industry leader for the highest speed over distance network solutions, supplying customers with components and modules which deliver the highest bandwidth per wavelength and per fiber for long distances. Our High Speed Product market segment consistently represents 90% or more of our business. Leveraging our highest performance products, together with 400ZR and 400ZR+ pluggable coherent modules launched in the fourth quarter of 2019, will bring revenue growth and potential expansion into other markets. In addition, Network Products and Solutions were also disproportionately impacted by the suspension of shipments due to Huawei's placement on the Entity List.

In the three and nine months ended September 30, 2020 and 2019, respectively, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
China	56%	48%	59%	51%
Americas	17%	25%	17%	22%
Rest of world	27%	27%	24%	27%
Total revenue	100%	100%	100%	100%
Geographic revenue represents the shipment location and frequently changes based on the location of contract manufacturing, rather than end customer location. The increase in the proportion of shipments to China during the three months ended September 30, 2020, when compared to the three months ended September 30, 2019, was mainly the result of strong demand and strategic inventory build at Huawei. The same reason for the increase from 51% of revenue in the nine months ended September 30, 2019 to 59% in the same period in 2020. Shipments to China was up $13 million, or 28%, from the same three month period in 2019 and up $50 million, or 39%, from the nine months period in 2019. Shipments to the Americas and to the rest of the world are mainly to contract manufacturers for non-China based network equipment manufacturers ("NEMs").
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

As a manufacturing company, our margins are sensitive to changes in volume and factory utilization. The Company took decisive actions to better align capacity and production infrastructure with future expected demand levels, resulting in a $9.3 million restructuring charge to cost of goods sold, 9% of revenue, for the three months ended September 30, 2020. The restructuring charge, including severance, inventory and equipment accelerated depreciation, largely explains the 4% gross margin decrease in the three months ended September 30, 2020, as compared to the same period in 2019.

Before the business change, the Company has made significant operational improvements with solid progress on cost reductions, yield improvement and effective cost absorption through higher volume, which increased gross margin by 6% in the nine months ended September 30, 2020, as compared to the same period in 2019, despite the $9.3 million restructuring charge. For the nine months ended September 30, 2019, there was $3.6 million, 1% of revenue, for Huawei special inventory reserves, and $2.3 million, 1% of revenue, of accelerated depreciation for end-of-line products.

The China government has imposed tariffs affecting products manufactured in the United States. Certain products manufactured in our U.S. operations have been included in the tariffs imposed on imports into China from the United States. These tariffs were $0.7 million and $1.5 million for the three months and for the nine months ended September 30, 2019, respectively. Starting in March 2020, tariffs on most of the products we imported into China have been eliminated and these tariffs were $0.9 million for the nine months ended September 30, 2020.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of goods sold	$77,994	$66,193	$11,801	18%	$215,338	$195,837	$19,501	10%
Gross profit	$24,404	$26,199	$(1,795)	(7)%	$87,632	$57,611	$30,021	52%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross profit as a % of revenue	24%	28%	29%	23%

Three Months Ended September 30, 2020 Compared With Three Months Ended September 30, 2019
Gross profit decreased by $1.8 million, or 7%, to $24.4 million in the three months ended September 30, 2020, compared to $26.2 million in the same period in 2019. Gross margin decreased to 24% in the three months ended September 30, 2020, compared to 28% in the three months ended September 30, 2019. Excluding the $9.3 million restructuring charge, gross margin would be 33%, 5% improvement from the same period last year. Improvement of $6.4 million was mainly from cost reductions, product mix and yield improvement, net of annual price reduction, offset by $4.4 million from the inventory write-down and accelerated depreciation charges of $4.1 million.

Nine Months Ended September 30, 2020 Compared With Nine Months Ended September 30, 2019

Gross profit increased by $30.0 million, or 52%, to $87.6 million in the nine months ended September 30, 2020, compared to $57.6 million in the same period in 2019. Gross margin increased to 29% in the nine months ended September 30, 2020, compared to 23% in the nine months ended September 30, 2019. $9.3 million of restructuring charge, 3% of revenue, was included in the nine months ended September 30, 2020, without which the gross margin would be 32%. Included in the nine months ended September 30, 2019 were a special $3.6 million, or 1% of revenue, Huawei EAR special reserve in June 2019, and $2.3 million, 1% of revenue, accelerated depreciation for end-of-line products ended by June 30, 2019. The increase in gross profit was primarily driven by $36.5 million of improvement from cost reductions, product mix and better yield net of the annual price reduction, $3.9 million of inventory write-down and $1.9 million increase in accelerated depreciation.
Operating expenses
Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, other variable compensation.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$15,276	$13,688	$1,588	12%	40,849	42,164	$(1,315)	(3)%
Sales and marketing	3,692	3,832	(140)	(4)%	11,630	12,058	(428)	(4)%
General and administrative	7,758	7,403	355	5%	23,350	22,330	1,020	5%
Amortization of purchased intangible assets	—	—	—	—%	—	119	(119)	(100)%
Asset sale related costs	87	12	75	625%	219	388	(169)	(44)%
Restructuring charges	141	3	138	4,600%	141	261	(120)	(46)%
Gain on asset sale	—	—	—	—%	$—	$(817)	$817	(100)%
Total operating expenses	$26,954	$24,938	$2,016	8%	$76,189	$76,503	$(314)	—%
Research and development
Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended September 30, 2020 Compared With Three Months Ended September 30, 2019

Research and development expense increased by $1.6 million, or 12%, in the three months ended September 30, 2020, compared to the same period in 2019. The increase was primarily due to $0.7 million higher payroll and related expenses, $0.6 million increase in project development expenses, and an increase of $0.3 million in variable compensation.

Nine Months Ended September 30, 2020 Compared With Nine Months Ended September 30, 2019
Research and development expense decreased by $1.3 million, or 3%, in the nine months ended September 30, 2020, compared to the same period in 2019. The decrease was primarily due to $2.5 million lower development and other expenses including a $1.5 million one-time license fee recorded as a reduction to research and development expense in the first quarter of 2020 and a general push-out of research and development project spend due to the Covid-19 pandemic, offset by $1.2 million increase in variable compensation.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.

Three Months Ended September 30, 2020 Compared With Three Months Ended September 30, 2019

Sales and marketing expense remained flat in the three months ended September 30, 2020 and decreased by $0.1 million, or 4%, compared to the same period in 2019.

Nine Months Ended September 30, 2020 Compared With Nine Months Ended September 30, 2019
Sales and marketing expense decreased by $0.4 million, or 4%, in the nine months ended September 30, 2020, compared to the same period in 2019 from lower levels of travel and fewer marketing events due to the Covid-19 pandemic offset by $0.3 million increase in variable compensation.
General and administrative
General and administrative expense consists primarily of personnel costs, including stock-based compensation, for our finance, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

Three Months Ended September 30, 2020 Compared With Three Months Ended September 30, 2019

General and administrative expense increased by $0.4 million or 5%, in the three months ended September 30, 2020, compared to the same period in 2019. The increase was mainly from $0.8 million increase in payroll and related expenses, net of general decrease in facility expenses.

Nine Months Ended September 30, 2020 Compared With Nine Months Ended September 30, 2019
General and administrative expense increased by $1.0 million or 5%, in the nine months ended September 30, 2020, compared to the same period in 2019. The increase is mainly from a $1.1 million increase in payroll and related expenses, $1.2 million increase in variable compensation, net of a general decrease in facility and other expenses.
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
Asset sale related costs
We incurred $0.1 million and $0.2 million in the three and nine months ended September 30, 2020, respectively, and less than $0.1 million and $0.4 million in the three and nine months ended September 30, 2019, respectively, in asset sale related costs for legal and other professional services.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest income	$21	$95	$(74)	(78)%	$141	$293	$(152)	(52)%
Interest expense	(263)	(483)	220	(46)%	(942)	(1,472)	530	(36)%
Other income (expense), net	(3,317)	2,960	(6,277)	(212)%	(2,314)	2,452	(4,766)	(194)%
Total	$(3,559)	$2,572	$(6,131)	(238)%	$(3,115)	$1,273	$(4,388)	(345)%

Interest expense included in interest and other income (expense), net decreased by $0.2 million in the three months ended September 30, 2020, as compared to the same period in 2019. The decrease in interest expense was due to a $14.0 million decrease in outstanding borrowings from September 30, 2019 to September 30, 2020 and lower interest rate on our Wells Fargo loan. Other income (expense), net included in interest and other income (expense), net, decreased by $6.3 million in the three months ended September 30, 2020, as compared to the same period in 2019, with $6.0 million exchange loss from U.S. dollar depreciation against both the Chinese Renminbi and Japanese Yen and $0.3 million less China government subsidy granted.

Interest expense included in interest and other income (expense) net decreased by $0.5 million in the nine months ended September 30, 2020, as compared to the same period in 2019. The decrease in interest expense was due to a $14.0 million decrease in outstanding borrowings from September 30, 2019 to September 30, 2020 and lower interest rate on our Wells Fargo loan. Other income (expense), net included in interest and other income (expense), net, decreased $4.8 million in the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to $4.4 million exchange loss from U.S. dollar appreciation against the Chinese Renminbi in the nine months period year on year and $0.3 million less China government subsidy granted.
Income taxes
We conduct our business globally and our operating income is subject to varying rates of tax in the U.S., China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Income tax (provision) benefit	$1,206	$(1,561)	$2,767	(177)%	(1,199)	(1,526)	$327	(21)%

Our income tax (provision) benefit in the three months ended September 30, 2020 and 2019 was primarily related to updating the projected forecast for the tax provision for the U.S. and non-U.S. operations. We projected a pre-tax loss for our U.S. operations and a higher effective tax rate based on our non-U.S. operations for the period ended September 30, 2020.

Our income tax provision in the nine months ended September 30, 2020 and 2019 was primarily due to decreased earnings from our non-U.S. operations.

Liquidity and capital resources
As of September 30, 2020, we had working capital of $148.6 million, including total cash, short-term investments and restricted cash of $122.9 million. Approximately 26% of our total cash, short-term investments and restricted cash were held by our foreign entities, including approximately $23.6 million in accounts held by our subsidiaries in China, of which $11.6 million was in restricted cash, and approximately $8.0 million in accounts held by our subsidiary in Japan. Cash, short-term investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.
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
We were in compliance with the covenants of this Credit Facility as of September 30, 2020. As of September 30, 2020, the outstanding balance under the Credit Facility was $21.9 million and the weighted average rate under the LIBOR option was 2.02%. The remaining borrowing capacity as of September 30, 2020 was $6.6 million, of which $5.0 million is required to be maintained as unused borrowing capacity.
We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of September 30, 2020, our subsidiary in China had two line of credit facilities with banking institutions.
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China, had no outstanding balance at September 30, 2020 and December 31, 2019. Compensating balances relating to these credit facilities totaled $2.6 million and $2.5 million as of September 30, 2020 and December 31, 2019, respectively. Compensating balances are classified as restricted cash on our condensed consolidated balance sheets.

As of September 30, 2020, we had two loan arrangements with MUFG Bank, Ltd. (collectively the “Mitsubishi Bank Term Loans”) and a third loan arrangement with the MUFG Bank, Ltd. and The Yamanashi Chuo Bank, Ltd. One of Mitsubishi Bank Term Loans requires equal monthly payments of principal equal to 8.3 million JPY (approximately $0.1 million) until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY (approximately $0.1 million) on the maturity date. Interest on this loan accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by manufacturing equipment owned by our subsidiary in Japan. The second term loan of 690.0 million JPY (approximately $6.5 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $6.5 million) under this loan was fully drawn in March 2017. In January 2018, we entered into a term loan agreement with MUFG Bank, Ltd. and The Yamanashi Chuo Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $8.1 million) (the "Mitsubishi-Yamanashi Term Loan"). The Mitsubishi-Yamanashi Term Loan was available from January 29, 2018 to January 29, 2025. The full amount of the Mitsubishi-Yamanashi Term Loan was drawn on January 29, 2018. Interest on the Mitsubishi-Yamanashi Term Loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Mitsubishi-Yamanashi Term Loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. As of September 30, 2020, our aggregate outstanding principal balance under Mitsubishi Bank Term Loans and Mitsubishi-Yamanashi Term Loan was 1.4 billion JPY (approximately $13.2 million). Refer to Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further details.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months. Historically, we have collected on the notes receivable in full at the time of maturity.
In the first nine months of 2020, we generated operating income of $11.4 million and cash from operations was $49.5 million. We had an accumulated deficit of $407.4 million as of September 30, 2020. As of September 30, 2020, the remaining borrowing capacity under our revolving line of credit agreement with Wells Fargo, was $6.6 million, of which $5.0 million is required to be maintained as unused borrowing capacity. Additionally, we had $3.2 million of current portion of long-term debt as of September 30, 2020, which we plan to pay out from our existing available cash.
In China, when there is a case pending in judicial court, banks may choose to limit borrowing against existing credit lines, regardless of the legitimacy of the case. We had a dispute pending with APAT OE in judicial court. (Refer to Note 12 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further details.) We do not expect to make any additional draws against our credit facilities in China until this matter is resolved, and on October 27, 2020, the parties entered into a settlement agreement to settle all claims and release all property preservation orders. Nonetheless, we have sufficient cash and credit lines available in the U.S., and believe this will not adversely impact our operations in China.
On August 17, 2020, BIS increased restrictions on Huawei related to items produced domestically and abroad that uses U.S. technology or software. As a result, we will manage the business without relying on and will not plan on future revenue contributions from Huawei. As Huawei has been our largest customer, this has a material impact on our forecasted revenue and profitability. To adjust to the revised forecast, we have adjusted capital expenditures, operating expenditures, project plans and reset incoming materials to adjust to changing demand levels. We continue to implement actions to improve cash flow and profitability.
We believe that our existing cash, cash equivalents and cash flows from our operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to increase our manufacturing capacity and our foreign operations and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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
Cash flow discussion
The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$49,514	$18,389
Net cash used in investing activities	(28,765)	(4,235)
Net cash used in financing activities	(7,416)	(10,725)
Effect of exchange rates on cash, cash equivalents and restricted cash	502	(444)
Net increase in cash, cash equivalents and restricted cash	$13,835	$2,985
Operating activities
Net cash provided by operating activities was $49.5 million in the nine months ended September 30, 2020, compared to $18.4 million net cash provided by operating activities in the same period in 2019. The net cash provided by operating activities increased by $31.1 million primarily due to the increase in net income of $26.3 million, a net increase of foreign currency remeasurement by $4.8 million, primarily due to depreciation in U.S. dollar against RMB.
Investing activities
Net cash used in investing activities was $28.8 million in the nine months ended September 30, 2020, compared to $4.2 million used in investing activities in the same period in 2019. The increase in cash flows used in investing activities was primarily due to an increase in purchases of marketable securities of $23.4 million, an increase in purchases property, plant and equipment of $3.0 million, an increase in proceeds from sales of marketable securities of $3.5 million and a decrease in proceeds from the sale of property, plant and equipment and other assets of $1.6 million, when compared to 2019.
Financing activities
Net cash used in financing activities was $7.4 million in the nine months ended September 30, 2020, compared to $10.7 million used in financing activities in the same period in 2019. The decrease in cash flows used in financing activities was primarily due to a decrease in net payments under our note payable and debt arrangements of $8.8 million, offset by a decrease in proceeds from bank loans of $5.0 million when compared to the same period in 2019.
Off-balance Sheet Arrangements
As of September 30, 2020, we did not have any significant off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the Covid-19 pandemic. We are continually monitoring and assessing the impact of the Covid-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
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
Risks Associated with Our Business
*We are dependent on a small number of customers for a significant portion of our revenue and the loss of, or a significant reduction in orders in any period from any of these major customers may reduce our revenue and adversely impact our results of operations.
The telecommunications systems market is concentrated with approximately ten global network equipment manufacturing companies having collectively more than 90% market share in the markets outside of Cloud and DCI. In the three months ended September 30, 2020 and 2019 Huawei accounted for approximately 44% and 37% of our revenue, respectively. In the nine months ended September 30, 2020 and 2019 Huawei accounted for approximately 49% and 41% of our revenue, respectively. Revenue generated from one other customer in the three and nine months ended September 30, 2020 and 2019 was greater than 10% of our revenue. We have generated most of our revenue from a limited number of customers. In the three months ended September 30, 2020 and 2019, our top five customers represented 82% and 85% of our revenue respectively. In the nine months ended September 30, 2020 and 2019, our top five customers represented 82% and 84% of our revenue respectively. The removal of Huawei revenue from our forecast will have a material adverse effect on our revenue in the fourth quarter of 2020 and through 2021 as the Company's outlook in the fourth quarter of 2020 has no revenue from Huawei. The loss of, or a significant reduction in orders from, any of these other major customers would materially and adversely affect our revenue and results of operations.

Our solutions for the Cloud and DCI market segments may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.

Part of our overall strategy is to continue to expand our optoelectronic solutions for the highest speed Cloud and DCI market segments. If we fail to achieve broader acceptance of our products in the Cloud and DCI market segments, there would be an adverse impact on our ability to increase our revenue, gain market share and achieve and sustain profitability. Our ability to achieve broader market acceptance for our products will be impacted by a number of factors, but not limited to:

•our ability to develop, qualify, and produce optoelectronic solutions for 100G to 800G and beyond that compete favorably against other solutions on the basis of price, quality, reliability and performance;

•our ability to timely develop and introduce new designs and timely qualify and certify our products;

•whether major Cloud and DCI data center operators will qualify and adopt our solutions, which are based on a new network architecture and have a limited history in these market segments;

•our ability to develop products that comply with applicable standards and regulatory requirements, as well as potential in-country manufacturing requirements; and;

•our ability to develop and maintain successful relationships with our customers and suppliers.

If the Cloud and DCI market segments fail to grow as expected, or if demand for our solutions in these segments fails to materialize, or if we fail to develop, qualify, and produce competitive products in these markets, our business, financial condition, results of operations and prospects would suffer.

*We are subject to governmental export and import controls that could subject us to liability, impair our ability to compete in international markets, or restrict our sales to certain customers. In particular, U.S. governmental export control actions have impacted our sales to Huawei, which has had and will likely continue to have a material adverse effect on our business, financial condition and results of operations.

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products. In some cases, it is possible that export licenses would be required from the U.S. or other government agencies such as, but not limited to, those in Japan or China for some of our products. In addition, various countries regulate the export or import of certain technologies and have enacted laws that could limit our ability to distribute our products. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to export or sell our products or to obtain any required licenses would adversely affect our business, financial condition and results of operations.

In May 2019, BIS added Huawei and certain affiliates to the Entity List. This denies Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations ("EAR"). To ensure compliance, we immediately suspended shipments to Huawei and began a systematic assessment of our products sold to Huawei to determine how these products are, or are not, subject to the restrictions resulting from the Entity List. This suspension had an immediate impact on our products shipments to Huawei in the second quarter of 2019, which significantly affected our revenue for the remainder of 2019 and into 2020. On August 17, 2020, BIS increased restrictions on Huawei related to items produced domestically and abroad that use U.S. technology or software.

We are committed to EAR compliance in each of the locations in which we do business. Due to the actions of BIS in August 2020,we halted shipments to Huawei after September 14, 2020 and we have removed Huawei revenue from our operating plan. The loss of revenue from Huawei has a material adverse impact on our revenues and financial results, and we have taken actions to adjust our business and place higher priority on the Cloud and DCI market segments.

Additionally, in May 2020, BIS added Fiberhome to the Entity List, with an effective date of June 5, 2020. This denies Fiberhome the ability to purchase products, software and technology that are subject to EAR. For Fiberhome, we determined that certain of our products are not subject to EAR regulations and may be lawfully sold to Fiberhome. As a result, shipments of those products have continued. Further BIS actions with regard to Fiberhome may adversely affect our ability to sell products to Fiberhome.

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

Beyond the BIS actions affecting our sales to Huawei, the U.S. government has taken certain actions that change U.S. trade policies, including recently-imposed tariffs affecting certain products manufactured in China. Some products manufactured by our Chinese affiliates are subject to tariffs if imported into the United States. In addition, the China government has taken certain reciprocal actions, including tariffs, which affect certain products manufactured in the United States. Certain of our products manufactured in our U.S. operations were included in the tariffs imposed on imports into China from the United States. As of March 2020, tariffs on most of the products we imported into China have been eliminated. However, there can be no assurance that China will not re-impose these or similar tariffs, impose export restrictions, or take other retaliatory trade actions that may have a material impact on our business.

It is unknown whether and to what extent additional new tariffs or other new laws or regulations will be adopted that increase the cost of importing products to or from the United States, or from China to the United States. Further, it is unknown what effect that any such new tariffs or retaliatory actions would have on us or our industry and customers. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In response to trade tensions, the Chinese government and/or individual Chinese customers may take steps to reduce their supply chain dependence on products from U.S. suppliers through their own internal developments or the selection of non-U.S. suppliers, placing us at a commercial disadvantage and potentially affecting our business.

*We have had a history of losses which we expect will recur in the fourth quarter of 2020 and may recur in the future.

We have had a history of losses and we may incur additional losses in future periods. As of September 30, 2020, our accumulated deficit was $407.4 million. Due to the actions of BIS in August 2020, we decided to remove Huawei revenue from our operating plan at this time. As a result of this decision, we expect that we will incur losses in the fourth quarter of 2020 and in 2021 as we pivot our business to place higher priority on the Cloud and DCI market segments.

We continue to review our expenditures related to the ongoing operations of our business for their effectiveness. We plan to make adjustments to our expenditures as needed. These include expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations. Operations and assets that are deemed to be less effective have been and may in the future be subject to restructuring, which could lead to increased operating losses in future periods when and if restructuring charges are incurred.

The Covid-19 pandemic has and could further harm our operations and our financial operations.

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

We believe that our existing cash and cash equivalents, and cash flows from our operating activities and funds available under our credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we operate in an industry that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to continue operations or execute on our current or future business strategies, including to:

•invest in our research and development efforts (particularly in the Cloud and DCI market segments), including by hiring additional technical and other personnel;

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

Our future success as a provider of components, modules and subsystems to leading network equipment vendors depends on continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including cloud services, mobile video and data services, wireless 4G/LTE and now 5G services, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless devices that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high speed communications networks and the ability of network equipment vendors and carrier data center operators to fulfill this demand. While we believe the long term prospects for growth in data traffic remain strong, especially in Cloud and DCI market segments, our business and financial results will suffer if growth does not occur as expected.

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

As of December 31, 2019, we had net operating loss ("NOL"), carryforwards for U.S. federal and state tax purposes of $290.4 million and $52.1 million, respectively. As these net operating losses have not been utilized and may not be utilized prior to their expiration in the future. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized and increases in future tax liabilities.

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

Additionally, increasing efforts to control emissions of greenhouse gases ("GHG"), may also impact us. Additional climate change or GHG control requirements are under consideration at the federal level in the U.S. and in China. Additional restrictions, limits, taxes, or other controls on GHG emissions could increase our operating costs and, while it is not possible to estimate the specific impact any final GHG regulations will have on our operations, there can be no assurance that these measures will not have significant additional impact on us.

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 26% as of September 30, 2020, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

Current Chinese regulations permit our subsidiaries in China to pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations, which are different than U.S. accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund their statutory common reserves until such reserves have reached at least 50% of their respective registered capital. As of September 30, 2020 and December 31, 2019, our Chinese subsidiaries’ common reserves had not reached this threshold and, accordingly, these entities are required to continue funding such reserves with accumulated net profits. Accordingly, we may not be able to move our capital easily, which could harm our business.

Restrictions on currency exchange may limit our ability to use our cash effectively.

In China, the State Administration of Foreign Exchange ("SAFE") administers restrictions on currency exchange. These restrictions may limit our ability to use cash held in RMB to fund any business activities we may have outside China or to make dividend payments in U.S. dollars. SAFE or other Chinese regulatory authorities may impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. If such restrictions are imposed, our ability to adjust our capital structure or engage in foreign exchange transactions may be limited.

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

We are subject to the Foreign Corrupt Practices Act of 1977 ("FCPA") and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make significant sales in China. China also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents or distributors, even though they may not always be subject to our control. Although we have implemented policies and procedures to discourage these practices by our employees, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA or anti-corruption laws in other countries may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011

3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1/A	333-166096	3.5	November 22, 2010

10.1	2020 Bonus Program					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date:	November 2, 2020	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)