Form 10-K
period 2020-12-31
NEOPHOTONICS CORP
filed 2021-02-25
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
Form 10-K
_____________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [Yes ☒ No ☐]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2020, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2020 (based upon the closing sale price of the Registrant’s common stock on the New York Stock Exchange), was approximately $431,164,000. This calculation excludes 992,517 shares held by directors, executive officers and stockholders affiliated with our directors and executive officers.
As of February 19, 2021, the Registrant had 50,782,036 outstanding shares of Common Stock.
__________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 31, 2020.

NEOPHOTONICS CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2020

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

CONVENTIONS THAT APPLY IN THIS ANNUAL REPORT ON FORM 10-K

The conventions and terms used in this Report relate to the following categories in our industry:

Communications Technologies	Optical Materials Platforms	Lasers, Coherent Components and Modules	Speed	Transmission Reach or Distance	Data Center	Modulations	Transport and Switching
• 5G • CDC • CPO • Coherent • Contentionless • Disaggregation • DWDM • Long Haul • Metro • PIC • PLC	• III-V • GaAs • InP • SiGe • Silicon Photonics	• CDM • CFPx • COSA • DCO • DFB • ECL • EML • ICR • MCS • NLW • OSFP • QSFP-DD	• 100G • 400G • 400ZR • 400ZR+ • 600G • 800G • 1T • Gbaud • Gbps • Tbps	• DR (500 m) • FR (2 km) • LR (10 km) • ZR (≤120 km) • ZR+ (>120 km) • Metro reach • Regional reach • Long haul	• Cloud • DCI • IP	• PAM • QAM • QPSK	• AAWG • Drop Module • ROADM

Unless otherwise indicated, references in this Annual Report on Form 10-K to:

•    “5G” refers to fifth-generation wireless architecture;

•“100G products” collectively refers to all products sold by us designed for use at 100Gbps (“100G”), and in coherent transmission systems, designed for use at 100Gbps or higher data rates. Some customers may use components designed for use at 100G at lower speeds. Our 100G products include both coherent transmission products and 100G network products that are not coherent;

•“400G products” collectively refers to all products sold by us designed for use at 400Gbps (“400G”), and in coherent transmission systems, designed for use at 400Gbps or higher data rates;

•“400G”, “600G”, “800G” or “1 T” refers to data rates at 400Gbps (“400G”) to 800Gbps or 1 Tbps transmission;

•“III-V compound semiconductors” refers to compound semiconductor materials made from group III and group V elements of the periodic table, such as Indium Phosphide and Gallium Arsenide;

•“AAWG” refers to Athermal Arrayed Waveguide Grating, a device which can separate or combine signals that have different wavelengths;

•“Advanced Hybrid Photonic Integration” refers to state-of-the-art integration of multi-platform materials and devices;

•     “Baud”, “baud rate” or Gbaud” refers to a unit of transmission speed equal to the number of times a signal changes state per second. For example, Gbaud is equivalent to one billion bits per second.

•“CDC” refers to Colorless, Directionless, and Contentionless;

•"CDM" refers to a Coherent Driver Modulator which integrates a coherent in-phase and quadrature modulator and drivers;

•“CFP” or “CFPx” refers to CFP Multi-Source Agreement, or CFP MSA, industry standard for hundred Gigabits per second and higher (C), form factor (F), pluggable (P) modules;

•"Cloud" refers to the vast constellation of servers that are located in data centers around the world and which are accessed through the internet, along with the associated software and data bases that run on them and the communications links that interconnect them.

•“Coherent” refers to a mode of optical data transmission that encodes and decodes information in the phase, polarization and amplitude characteristics of an optical signal;

•“Contentionless” refers to the ability to switch two or more channels of the same wavelength or color from different directions through the same switch, such as a Multi-Cast Switch (MCS);

•“COSA” refers to a Coherent Optical Sub-assembly that combines multiple discrete devices such as a modulator and a receiver;

•“CPO” refers to co-packaged optoelectronics;

•“DCI” refers to Data Center Interconnect;

•“DCO” refers to a Digital Coherent Optical module;

•“DFB” refers to Distributed Feedback laser;

•“Disaggregation” refers to the trend in optical communications to separate software and hardware platforms so that different parts of a system can be supplied by different vendors;

•“DR” refers to transmission over a reach of 500 meters;

•“Drop Module” refers to a wavelength multiplexer module;

•“DWDM” refers to Dense Wavelength Division Multiplexing, which combines multiple channels onto a      single fiber using many different wavelengths, or colors, of light;

•“ECL” refers to External Cavity Laser;

•“EML” refers to Electro-absorptively Modulated Laser;

• “FR” refers to transmission over a reach of 2 kilometers;

•“GaAs” refers to Gallium Arsenide, a III-V component semiconductor material;

•“Gbaud” refers to symbol rate measure in billions of baud;

•“Gbps” refers to gigabits per second;

•“High Speed Products” refers to transmitter and receiver products as well as switching and other component products for 100G and beyond optical transmission applications. Our high speed 100G and beyond products are based on our Advanced Hybrid Photonic Integration technologies, which support 100 gigabits or more per second of information transmitted over a single channel. Our 400G and above products are a subset of our High Speed Products.

•“ICR” refers to Integrated Coherent Receiver;

•“I/Q” refers to In-Phase and Quadrature Modulator;

•“ITLA” refers to Integrable Tunable Laser Assembly;

•“LR” refers to transmission over a reach of 10 kilometers;
•“MCS” refers to Multi-Cast Switch;

•Network Products and Solutions” collectively refers to all products sold by us for use in optical communications networks and a variety of other applications that are designed for use at data rates that are less than 100Gbps, including 40G, 10G and lower data rates. These products include certain passive products that do not explicitly have a data rate specification, but that are most commonly used in networks at these data rates;

•“NLW” refers to Narrow Line Width;

•“OSFP” refers to Octal Small Form Factor Pluggable;

•“PAM” or “PAM4” refers to Pulse Amplitude Modulation or PAM with four amplitude levels;

•“PIC” refers to Photonic Integrated Circuit;

•“PLC” refers to Planar Lightwave Circuit;

•“QAM” refers to Quaternary Amplitude Modulation; a means to code digital data on a coherent light signal;

•“QPSK” refers to Quadrature Phase Shift Keying;

•“QSFP” refers to 40G and 100G Quad Small Form-factor modules that are Pluggable into standard industry interfaces for switches, routers and other telecommunications equipment;

•“ROADM” refers to Reconfigurable Optical Add Drop Multiplexer

•“SiGe” refers to Silicon Germanium, a III-V compound semiconductor material;

•“Silicon Photonics” or “SiPho” or “Sipho” refers to Photonic Integrated Circuits manufactured using Silicon waveguides on Silicon wafers;

•“Tbps” or “T” refers to terabits per second. One terabit is one trillion bits;

•“ZR” and "ZR+" refers to transmission at a reach of 120 kilometers or farther, respectively.

Unless the context indicates otherwise, we use the terms “NeoPhotonics,” “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K to refer to NeoPhotonics Corporation and, where appropriate, its subsidiaries.
Overview: Our Position in Advanced Communications
We develop, manufacture and sell optoelectronic products that transmit and receive high-speed digital optical signals for Cloud and hyperscale data center internet content provider and telecom networks. We are the world's primary supplier of tunable lasers that emit the ultra-pure light that is required for the highest speed over distance fiber optic communications links.

Cloud and hyperscale data center networks are operated by such companies as Amazon, Facebook, Google, Microsoft and Tencent, while telecom networks are operated by such telecommunications carriers as AT&T, China Mobile, Deutsche Telekom, NTT Communications, Telefonica and Verizon. As operators of large scale high-speed communications networks, these companies are end-users of NeoPhotonics products. Our direct customers can be these companies, their contract manufacturers or their network equipment suppliers, including such companies as Ciena Corporation, Cisco Systems, Huawei Technologies, Nokia and ZTE. These network equipment manufacturers and their engineering and manufacturing suppliers ("EMS") have historically been our primary customers. However, as we integrate our products into more complete solutions, we expect rising revenues directly from operators of high-speed communications networks.

The world’s leading suppliers of network equipment and coherent transceiver products directly or indirectly use NeoPhotonics ultra-pure light tunable lasers for their highest speed coherent solutions, and most of them use our integrated modulator and receiver components.

Our high-speed products support the explosive growth of data traffic in Cloud and hyperscale data center networks. Our laser market penetration has increased substantially over the last five years, and our ultra-pure light lasers have been adopted by nearly all leading network equipment manufacturers for their 400G and above systems. In addition to our leadership in ultra-pure light tunable lasers, we have been increasing our market position with these companies in modulator and receiver components. Over the last two years, many of these network equipment manufacturers have adopted our 64 Gbaud receiver and modulator components, together with our tunable laser, for their highest speed systems.

Our products operate at the highest speed over distance, at speeds of 400 Gigabits per Second ("G"), 600G and 800G and beyond data rates. Versions of these products have the speed, size and low power consumption that enable interoperable pluggable transceivers in standard form factors which directly transmit data using industry standard Internet Protocol coding, or IP over DWDM wavelengths, greatly simplifying data networks, thereby lowering costs and reducing power consumption.

NeoPhotonics 400G and above revenue nearly doubled in 2020 over 2019, from $44 million in 2019 to $86 million in 2020, such that revenue from products for 400G and above applications are now approaching half of our current revenues. We believe that the market for 400G and above products will grow at a 5-year compound annual growth rate of 70 percent through 2024. We therefore expect our 400G and above revenues will continue to grow at an accelerated rate over the immediate and longer term.

Over the past decade we have been first to deliver commercial mass production volumes for each of the highest speed advances in coherent optical components, as maximum speeds have advanced for each wavelength, or color, from 100G to 200G, 400G and now 800G. We are a specialist in developing and producing products for the highest speed over distance applications, where high baud rate and high sensitivity are keys to achieving longer distances for a given speed.

We believe we are well positioned to continue world market leadership in these laser, component and module solutions based on our leadership in the ultra-pure light lasers which power them and our comprehensive Silicon Photonics and Indium Phosphide technologies for optical ICs.

Our Technology and Product Position

Our high-speed optical communications technologies encode information onto optical signals from electronic signals for transmission and decode it for receiving. We achieve ultra-high speed data transmission using coherent technology that encodes phase, amplitude and polarization on an optical wavelength, packing in orders of magnitude more information than is possible with simple on/off encoding. With the inherent characteristics in our ultra-pure light tunable lasers, we achieve longer distance transmission as well as higher speed.

Coherent is the technology of choice for high speed over distance data transmission in Cloud infrastructure and data center interconnection, in addition to telecom networks. The move to 400G and above transmission is a fulcrum for the industry as it marks the next major step-up in speed. 400G is the basic building block for network deployments for all reaches from 40km to long haul distances, all of which require coherent transmission technology.

We believe we are a global leader in coherent transmission technology, based on our leadership in ultra-pure light lasers and optical integration for miniaturization and low power consumption. We sell to virtually all of the leading telecom network equipment companies such as Acacia Communications, ADVA, Ciena, Cisco Systems, Fiberhome, Fujitsu, Huawei, Infinera, NEC, Nokia and ZTE. As the primary producer of ultra-pure light lasers, we have delivered approximately 2 million lasers into the market of slightly more than 3 million coherent ports deployed by the industry over the past 10 years (each port may use either one or two lasers).

Our High Speed Products, including our 400G and above products, use our Silicon Photonics integration, Indium Phosphide integration and our Advanced Hybrid Photonic Integration technologies to optimize performance by combining different materials platforms. We believe that our use of all of these technologies is an important competitive differentiator, as together they support optimizing cost and performance.

The development of the market for the uses of 400G and above solutions has two key paths. First is the use of 400G, 600G, 800G and beyond products in chassis-based systems, including systems that support long distance transmission. This is the path for continuing expansion of carrier deployments for highest speed over distance. Second is the use of 400G pluggable modules as the basic building block for communications infrastructure providing direct connection of routers and switches within and between data centers. These DCI interconnects, using 400ZR and 400ZR+ pluggable modules, enable new, lower cost network architectures using IP over DWDM protocols. Both of these paths portend accelerating growth.

The emergence of 400ZR and 400ZR+ pluggable modules extends our capabilities to a new, rapidly expanding market segment. Such modules put full coherent transmission capabilities of a line card into the same form factor as a pluggable client side transceiver, enabling interconnects between data centers to be as simple as interconnects within a data center, thereby substantially reducing costs.

Such modules are causing a sea change in the market structure. Signal processors and optics have both progressed to the extent that they are small enough, and their power consumption is low enough, to enable architectures that fully leverage new, much smaller form factors to deliver a major increase in data rates and scale while minimizing any need for macro power demands. As a result, for the first time, hyperscaler data center operators and telecom carriers can re-architect their networks with much greater capability to manage the exploding demand for data transmission.

Use cases for 400ZR and 400ZR+ system level modules extend across data center interconnect, backhaul for 5G wireless networks and metro networks. Key attributes of power and power density, and interoperability of pluggable solutions, drive this forecast. These architectures are driven by hyperscaler operators and will be adopted in metro telecom networks using 400ZR+ pluggable modules in areas where reach and density make it the clear economic winner with much lower total costs. Furthermore, we believe that our high performance optics combined with next generation digital signal processor ("DSP") will enable 800ZR and 800ZR+ pluggable modules with the next few years.

We believe that Cloud and hyperscale data center operators, such as Alibaba, Amazon, Apple, Facebook, Google, Microsoft and Tencent, could become significant customers as they increasingly link-up hyperscale data centers regionally. These operators need the highest speeds at reaches up to 120 kilometers, defining a market sector where we excel and have fundamental technology advantages. We believe the Cloud and hyperscale data center markets will become more important in our sales mix, from our further penetration of this market and the higher potential revenue growth rate it represents.

Furthermore, extension of coherent modules into metro networks will be driven by substantially lower costs achieved through elimination of network equipment proprietary chassis, and the reduction in the number of ROADMs required, compared to current network architectures.

With 400G as a fulcrum in the path of growth in the market at the highest speeds, we believe we are well positioned to take advantage of this rapidly developing, high growth market.

Hyper Growth of Data Traffic in the Information Age

In the information age, almost every realm of knowledge and of economic and social life is being digitized, creating previously unimaginable amounts of data, and requiring new applications that drive massive data manipulation that continue to emerge and expand. These include applications such as autonomous vehicles, virtual reality, smart homes, tele-medicine, genomics, artificial intelligence and machine learning.

The massive infrastructure of hyperscale data centers necessitates extremely high capacity optical interconnections. There are well over 500 hyperscale data centers around the world, each housing 100,000 or more computational micro-processors. Each hyperscale data center is surrounded by many more enterprise-level data centers. This vast proliferation of data applications is expected to continue to drive growth in hyperscale and enterprise data centers for decades to come.

The ability to generate and process data requires that the data be transported to where it is needed. Thus, the second major element of the Cloud is the communications interconnections between data centers and consumers and between the data centers themselves.

Total annual IP data traffic is forecast to reach 4.8 Zettabytes by 2022, or 4.8 trillion billion bytes (which is roughly equivalent to 200 million times the data in the Library of Congress) according to the Cisco Visual Networking Index. Total data traffic is forecast to nearly double over the next three years, with nearly all of this data being carried over fiber optic communication links.

Networks operating at 400G, 600G, 800G and beyond data rates have adopted coherent transmission technology because of its ability to increase data rates and lower costs. With the explosion of data traffic, these high-speed optical networks are very high growth segments of the optical communications market. They support the continuing rapid expansion of telecom backbone, hyperscale data center and content provider networks, accommodating increased mobile traffic for the foreseeable future.

Distance Matters

Our solutions are often unique in their ability to service the need for this explosive growth in data traffic by providing high integrity signals across longer distances. It is more challenging and expensive to transmit a signal a thousand kilometers or across a continent than it is to send the same information a few hundred meters across a data center or campus network.

For speed over distance, state of the art and best of breed optics are essential, and increasingly so as distances extend and data rates increase. For distances of 80 kilometers to a few hundred kilometers, i.e. ZR and ZR+ distances; then further to 2000 kilometers, or long haul reaches, specialized technologies are needed for each. The benefits of coherent transmission have made it the preferred technology for these state-of-the-art high-speed over distance networks. We believe that our Silicon Photonics Integration and our ultra-pure light tunable lasers are enabling technologies, and our Advanced Hybrid Photonic Integration technologies effectively address the challenges inherent in precision and high volume manufacturing of optical components for coherent transmission when distances extend to the longest reaches.

Emerging Change in Network Architecture

We believe the changes at 400G and above data rates portend a coming sea change in high-speed network architectures to more efficiently implement the 400G and above technologies we provide. We believe our coherent techniques and photonic integrated circuits, or PICs, will enable this forecasted significant change in network architecture. Today, a data center or central office equipment rack contains complex and self-contained elements as the key parts of chassis-based systems. These circuit boards or line cards, are usually supplied by a separate network equipment manufacturer, or NEM, to provide the fiber optic link. However, this results in a complex and costly architecture.

Our advanced system-level coherent modules for the highest speeds and longest distances provide a core communications link solution for interconnecting data centers separated by 80 kilometers or more. As such, they carry stringent performance and reliability requirements that are higher than traditional short reach data center modules.

Our integration technologies make it possible for long distance transmission by pluggable transceiver modules that connect directly into switches and routers inside data centers that have thus far been used only for short reach connections within data centers. Such disaggregated Open Line Systems can manage optical signals between data centers, sometimes called IP over DWDM, with all needed channel management, amplification, traffic planning and monitoring functions. Connections between data centers then become as simple as connections within data centers which is a major breakthrough in reducing costs.

To illustrate, a 400G connection between two routers in different data centers 80 kilometers apart can be made by plugging our 400ZR DD-QSFP pluggable transceiver into each router and connecting the fibers through an Open Line System. Similarly a distance of 400 kilometers or more can be accommodated using our 400ZR+ modules.

400ZR/ZR+ ARCHITECTURE FOR DATA CENTER INTERCONNECT
Architecture Supported by 400ZR Interconnects for direct connection to Routers or Switches

This architecture eliminates two complex network equipment boxes and four short reach data center transceivers and consequently reduces the cost per bit of the optical link by as much as 80 percent. The architecture is possible because coherent technology, driven by our ultra-pure light lasers and coupled with our highly integrated photonic chips, package the long distance transmission capability of the NEM line card into a small form factor pluggable transceiver that is plug-compatible with standard short reach data center transceivers. For example, a NeoPhotonics 400ZR QSFP-DD or OSFP module capable of 80 kilometer transmission plugs into the same slot on a router that also accommodates a 400G DR4 QSFP-DD or OSFP data center transceiver capable of only 500 meters transmission. Being able to utilize the same plug receptacle for both short reach connections and long reach connections is a major cost-saving breakthrough for network operators.

We believe that this connection architecture will become the mainstay of new installations over the next few years, moving a significant portion of the capital expenditures from network equipment supplied DWDM proprietary boxes to disaggregated direct 400ZR interconnections. This approach of IP over DWDM moves Internet Protocol traffic from switches and routers directly over an Open Line System DWDM channel to its destination without passing through a proprietary network equipment transmission chassis.

Broad adoption of 400ZR architectures for DCI applications also portends changes in future metro architectures. For example, 5G wireless applications require an ultra-flexible network that can be dynamically provisioned to implement disparate functions. The most efficient way to implement such a network is through a Cloud architecture which enables traffic to be managed at the packet level. A transport grade 400ZR+ pluggable module allows a metro-level connection to be plugged directly into a switch or router. The traffic then goes directly to a ROADM-based Open Line System, creating a very flexible optical network with a lower total cost of deployment. We believe this new metro architecture will result in a similar magnitude of cost savings as is anticipated in 400ZR DCI networks.

These imminent changes drive the increasing forecasts of 400ZR+. We believe that the volumes of 400ZR+ interconnects will approach the volumes of 400ZR by 2024, thereby driving a significant increase in the total addressable market we serve.

Our Solutions

We leverage our range of optical integration technologies to develop and produce integrated optical products that deliver the highest speed over distance. Our products work together as solutions to achieve highest speed and highest performance. To maximize total capacity, we provide additional Line System solutions that leverage our coherent products together with our passive products to maximize total fiber capacity.

Three critical optical components are required to make a coherent transceiver: (1) a laser with a very narrow linewidth and very pure light; (2) a coherent modulator capable of changing both the intensity and phase of the optical signal to code data onto it; and (3) a coherent receiver capable of detecting both the intensity and phase of the received optical signal to “interpret” its content, plus an electronic DSP IC.

We have been a leading volume supplier of these optical components since coherent systems were first deployed in volume in the telecommunications networks of a decade ago. We are now the primary supplier of ultra-pure light lasers and coherent receivers to the coherent market, and we have introduced high performance and high-speed coherent modulators for 400G, 600G and 800G applications.

These high performance coherent optical components and ultra-pure light tunable lasers require very specialized materials platforms and assembly capabilities. As such, there are only a very limited number of companies in the world capable of designing and manufacturing them. We believe that we have a unique set of materials, design, assembly and test capabilities for ultra-pure light tunable lasers, coherent modulators and receivers as well as optical ICs that form the basis of our competitive position.

In parallel, commercial DSP development has followed Moore’s Law to achieve the performance and low power necessary for 400ZR and 400ZR+ coherent modules. The latest generation of DSPs incorporate forward error correction software standardized by the Optical Internetworking Forum (OIF) so that they can interoperate. This means that the data traffic can remain in IP format and be directly communicated between switches and routers without passing through a proprietary network equipment chassis, thereby accelerating adoption of IP over DWDM adoption.

As these DSPs are based on standard commercial CMOS IC processes and design tools, the number suppliers of DSPs has grown. There are at least three large-scale merchant suppliers of DSPs, and at least three captive DSP suppliers within system companies. Other suppliers may enter the DSP market.

We combine our unique high performance ultra-pure light tunable lasers with a coherent modulator and receiver, or with a combined silicon photonics COSA, together with a commercially available DSP to manufacture 400ZR modules. These are available in multiple form factors including 400G CFP2 and DD-QSFP and OSFP digital coherent optical (“DCO”) transceivers. Our QSFP-DD and OSFP modules are designed to be extendable to 800ZR and 800ZR+ applications, and we believe that such 800G pluggable modules will enter the market within the next few years as next generation DSPs become available.

Increasing Fiber Capacity

There are two approaches to optimizing the data carrying capacity in a fiber. The first approach addresses capacity by increasing the data rate in a given channel using higher baud rate and higher order modulation. Once this limit is reached, the second approach is to expand the wavelength range available, which is achieved by increasing the wavelength tuning range to accommodate more channels. This maximizes the data carrying capacity in any given fiber and lowers overall cost per bit.

The first approach addresses capacity as speed per channel, and uses our 64 Gbaud and 96 Gbaud modulators and receivers and our ultra-pure light tunable lasers. As baud rates increase, however, the channels must be made “wider” to accommodate the signal spread, thereby reducing the number of channels that can be “fit” in a given fiber’s bandwidth using standard optics.

The second approach addresses the number of channels, where we combine coherent transmission technologies to maximize interconnect bandwidth capacity. For example, our C++ LASERTM ITLA, C++ CDMTM Modulator and C++ ICRTM Receiver are uniquely capable of increasing fiber capacity up to 50 percent and to deliver up to 32 Terabits per second of capacity over a single fiber. The number of channels is further optimized by our precision 75 to 100GHz-spaced PLC multiplexers for Open Line Systems.

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

Our Core Technologies in Silicon Photonics and Hybrid Photonic Integration

We believe we have all the capabilities required for producing the highest performance Advanced Hybrid Photonic Integrated optoelectronic and silicon photonics devices for the highest speeds and highest speed over distance and meeting the most stringent performance requirements. Our core technologies are a unique multi-material platform that includes:

Advanced Hybrid Photonic Integration: Provides our core technology and drives our ability to design, develop and produce industry leading, unique and differentiated high-speed optoelectronics products. We utilize proprietary integration platforms that provide optoelectronic functionality on Silicon and compound semiconductor substrates including Indium Phosphide, Gallium Arsenide and Silicon Germanium. Complete advanced photonics integration capability requires integrated combinations of these platforms to achieve optimal performance and cost.

High Performance Optics and Ultra-Pure Light Lasers: Reduces the need for electronic algorithms from digital signal processors, or DSPs, to correct less pure optical signals, thereby improving performance, cost and power consumption.

Silicon Photonics Integration: Silicon is versatile for photonic integration. Silicon Photonics integrated circuits must be designed to be integrated with lasers fabricated from Indium Phosphide, detectors based on germanium-doped silicon, or other functions and materials through Hybrid Photonic Integration. We design Silicon Photonics modulators, receivers, coherent optical subassemblies and laser subassemblies and fabricate the Silicon wafers in commercial Silicon foundries.

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

Silicon Planar Lightwave Circuits: Silicon is a multi-attribute material and waveguides of Silicon or doped Silicon Dioxide (silica) have very low optical loss and are ideal for switching, filtering or interferometric applications. We design and manufacture doped silica photonic chips and integrate them with photonic circuits using Advanced Hybrid Photonic Integration.

Gallium Arsenide (GaAs): Gallium Arsenide operates at very high speeds due to its high electron mobility and is used to make analog integrated circuit drivers for high-speed lasers and modulators. We design and manufacture GaAs ICs and integrate them with our lasers and modulators or into co-packaged optoelectronics devises, or CPO.

Silicon Germanium (SiGe): Silicon Germanium is used to manufacture mixed signal and analog integrated circuits for high-speed drivers and trans-impedance amplifiers used in 400G and beyond systems. We design SiGe ICs and fabricate wafers in commercial SiGe foundries.

Laser Technologies: We specialize in the design, manufacture and control of lasers. Our principle products include ultra-pure light tunable lasers, electro-absorptively modulated lasers (EMLs) and distributed feedback lasers (DFB).

Optoelectronic engineering and integration: As we create complex integrated optoelectronic devices, we design and build electronic control algorithms and devices, signal processing methodologies, hardware and software routines and protocols, and device level ASICs that function to control and manage the highest performance features and capabilities of these integrated optoelectronic devices and systems.

Hardware and firmware integration: We sell our products as modules and subsystems which contain electronic hardware and firmware controls that interface directly with our customers’ systems.

Devices, Components, Modules and Subsystems: We design and manufacture modules and subsystems that combine our products with other elements to offer customers a complete solution.

Our Strategy
Key elements of our multi-year strategy include:
•Continue to lead in the most advanced ultra-pure light laser technology, and state-of-the-art integrated coherent receivers, modulators and modules. We continue to invest in and develop highest speed products in each of the components required for coherent transmission and related applications.

•Continue innovating to develop industry-leading comprehensive technology for Silicon Photonics and Advanced Hybrid Photonic Integration. We have strengthened and expanded our technology platforms for comprehensive advanced photonic integration to design and produce the highest performance optical signal processing solutions.

•Capture major customer share for the most advanced modules and components serving the leading users of state-of-the-art communications solutions. We intend to deepen our relationships with customers by increasing design wins for their systems, including major Cloud and hyperscale data center operators.

•Offer complete optoelectronic solutions for 100G to 800G and beyond for the highest speed Cloud, data center and Telecom market segments. We produce Coherent Transmitter, Modulator and Receiver components and Transceiver Modules optimized for the highest speeds that are aligned with leading trends in Open Line System architectures.

•Address additional segments of the network and similar or related applications that leverage our core technology and state-of-the-art products and that will benefit from high speed or high sensitivity performance.

Our Products

Our ultra-pure light tunable lasers are core to our coherent communications strategy, and our other coherent components and modules provide industry leading performance and are forward integrations of our lasers. As data rates increase by increasing baud rate and modulation order, it is essential to have the purest possible laser light source. Our ultra-pure light tunable lasers deliver to this essential requirement by having the narrowest linewidth in the industry, meaning the purest color, without noise or other distortion.

We produce transmitter and receiver components and modules, as well as switching products, for 400G and beyond transmission over distances of 2 to 2,000 kilometers. We integrate transmitter and receiver components into next generation pluggable transceiver modules.

All of our high-speed 400G and beyond products are based on our Silicon Photonics technology and our Advanced Hybrid Photonic Integration technology. Our coherent technologies support encoding 400 Gigabits or more per second of information for transmitting over a single channel and decoding the information at the receiver, and enable smaller, more compact and more highly integrated designs for the individual elements and integrated COSAs.

Coherent transmission can only be accomplished in practice using advanced photonic integration to intimately couple functional elements. Coherent systems manipulate light to encode orders of magnitude more the amount of information on the same wavelength channel than is possible with traditional methods.

Our Coherent Products include our Ultra-Narrow Linewidth Tunable Lasers (NLW-TL), Coherent Modulators and Integrated Coherent Receivers. Our Tunable Lasers generate the ultra-pure wavelength, or color, necessary for coherent transmission; Coherent Modulators encode the electronic information based on the polarization, phase and amplitude of the optical beam; and Integrated Coherent Receivers (ICRs) decode the phase and polarization of the encoded coherent optical signal.

Our coherent optoelectronic modules, which integrate our components, provide complete transmit and receive functions including variable modulation capability to adjust data rates. Compact integration of our “transceiver” modules allows them to be pluggable and to reduce costs by replacing traditional much larger and more complex chassis.

Each of our module products incorporates one each of our component lasers, integrated coherent receivers and modulators. Further, to minimize size, we often integrate the receiver and modulator into a single component, or a COSA. In addition, each transceiver module has a DSP as an Application Specific Integrated Circuit (ASIC). These four elements, three components and the DSP, comprise most of the bill of materials for a module, and are roughly comparable in value.

DIGITAL COHERENT TRANSCEIVER

Elements of a Digital Coherent Interconnect Transceiver Module

We develop and manufacture Transmitter Products, Receiver Products and Switch Products that are used in ultra-high speed digital optical communications, high-speed switching and provisioning. We combine our transmitter and receiver products into Transceiver modules. Our Switching Products, such as Multi-Cast Switches, are used primarily in ROADM nodes that dynamically and efficiently allocate bandwidth to adjust for fast changing traffic patterns and for provisioning software defined optical networks. Our products can be categorized into groups, including High Speed Products for 100G, 400G, 600G, 800G and beyond applications, including in coherent networks, including the switches for these applications, and Network Products and Solutions, both for lower speed networks, and wavelength management solutions for telecom and DCI networks, as well as specialty instrumentation products.

Our High Performance Coherent Module Products

400G Pluggable Coherent Transceivers: We produce pluggable coherent transceivers operating at speeds from 100G to 400G. We produce high speed and high performance pluggable coherent modules which combine our ultra-narrow linewidth laser with our coherent receiver and with our high performance coherent modulator or integrated COSA.

Our 400ZR OSFP and our new QSFP-DD transceivers both provide 400G connections over a DCI reach of up to 120 kilometer in a standard client side pluggable form factor. These modules support OIF standard error correction software and can interoperate with other transceivers using the same standardized software, enabling direct IP over DWDM.

Our 400G capable CFP2-DCO transceiver can deliver as much as 32 Terabits per second of capacity per fiber. Our internal optics support 85 channels of 64 Gbaud data at 75 GHz wavelength channel spacing. These CFP2-DCO modules support long haul, metro and DCI network applications. Our 100G CFP provides metro reach connections in a standard CFP form factor.

Our Ultra-Pure Light Laser Products

Ultra-Narrow Linewidth Tunable Laser Products: We produce industry-leading tunable laser products based on an external cavity design (ECL). Due to their longer cavity length, ECLs generate a pure “color,” or narrower “linewidth,” which is critical with new higher order modulation techniques and higher baud rates, and thereby carry significantly more information. We produce standard Micro-ITLA form factor and a smaller Nano-ITLA that achieves comparable ultra-narrow linewidth, low frequency phase noise and the low power consumption in a compact package approximately one half the size of our standard Micro-ITLA.

Further extending our world leadership in lasers for the highest speed and highest capacity communications links, we also provide ultra-pure light tunable lasers with wider tuning ranges which support more channels or higher speeds. For high baud rate, high capacity per wavelength systems, the Micro Ultra-Narrow Linewidth Tunable lasers are available in a C++ LASERTM configuration, which has a tuning range of 6 THz, covering the full “Super C-band.” This is 50 percent more spectrum than a standard 80 channel, 50 GHz spaced laser. The C++ LASERTM ITLA can tune over 120 channels with 50 GHz per channel spacing or 80 channels with 75 GHz per channel spacing. This fully captures the increase in fiber capacity generated by these newer modulation approaches when combined with our C++ ICRTM Receivers and C++ CDMTM Modulators.

High Performance Laser Products: For applications inside data centers and in connecting antennas for 5G wireless networks, we design and manufacture electro-absorptively modulated lasers (EML) and high power distributed feedback lasers (DFB) as well as driver ICs for these lasers.

We manufacture and sell 100G products for data center applications, including 28 Gbaud and 53 Gbaud EMLs, laser drivers, modulator drivers and photodiode receivers used for single wavelength PAM4 100G applications and four wavelength 400G intra-data center transmission.

For hyperscale data center applications, we have introduced high power laser diode array products for short reach Silicon Photonics based 100G intra-data center interconnections which use parallel single-mode architectures, or PSM4, as well as coarse wavelength division multiplexing, or CWDM architectures.

Our High Speed Coherent Component Products

High Speed Products: We produce high speed and high performance transmitter and receiver products for 400G and beyond optical transmission applications over distances of up to 2,000 kilometers. These products include our integrated coherent receiver (ICR) and coherent driver modulator (CDM), which also support baud rates of up to 96 Gbaud and can operate over the C++ wavelength band covering 6 Terahertz. Furthermore, we are developing technology that can support baud rates of up to 128 Gbaud and transmission of more than 1 terabit per second (Tbps). We have integrated transmitter and receiver functions into a single integrated COSA, which has an ultra-small form factor designed to fit into the next generation pluggable transceiver form factors such as QSFP-DD and OSFP. Our technologies support encoding 400, 600 and 800 Gigabits to more than 1 Terabit per second of information for transmitting over a single channel and decoding the information at the receiver, as well as enabling smaller, more compact and more highly integrated designs for the individual elements and integrated COSAs.

Our High Performance Wavelength Management Products

We are an industry leading supplier of low-loss, high-capacity wavelength management products that are used in rapidly expanding ROADM nodes for high speed telecom carrier networks, in open line systems for new 400ZR architectures and in 5G wireless backhaul applications. These products utilize our PIC integration technologies to expand and extend the transport of optical signals, lowering total network cost and power consumption. We believe we are one of the highest volume manufacturers of PICs in the world and that we can further expand our manufacturing capacity to meet market needs.

Multi-Cast Switches: Our Multi-Cast Switches (MCS) are used in ROADM nodes to allocate bandwidth dynamically and efficiently, adjusting for fast changing traffic patterns and provisioning and supporting software defined optical networks. We provide Multi-Cast switching solutions for 100G and above coherent systems. Our 4x16, 8x16 and 12x16 Multi-Cast switch modules for colorless, directionless and contentionless, or CDC, ROADMs efficiently allocate bandwidth and route signals in 100G and higher data rate coherent networks to provide scalable contentionless operation and achieve the highest traffic management efficiency, optimizing traffic flows in coherent transmission systems. Our MCSs use our planar lightwave circuit photonic integration platform and consists of a complex array of switches, waveguides, taps, crossings and other functional elements.

Arrayed Waveguide Gratings: We design and manufacture arrayed wavelength gratings (AWGs), multiplexers and filters used in Dense Wavelength Division Multiplexing (DWDM) open and proprietary line systems. We design and manufacture wavelength management products that are customized for the highest speed and highest capacity coherent systems operating at 400G, 600G, 800G or higher data rates. We have introduced new AWGs for advanced coherent systems that offer channel spacing from 75 GHz to 150 GHz and channel counts from 40 to 85 channels, covering the widest spectral bands used today and supporting data rates that will extend to 1 THz and beyond.

Our Infrastructure, Intellectual Properties and Our Employees

We have product development and product sustaining engineering teams in Silicon Valley, California, Ottawa, Canada, Tokyo, Japan and Shenzhen and Wuhan, China. In our Silicon Valley and Tokyo facilities we conduct research, new product development and product roadmap definitions, including for our Silicon Photonics and Advanced Hybrid Photonic Integration PIC products. In our Shenzhen area facilities, we conduct product development, manufacturing and process engineering, quality control, continuous improvement and cost reduction relating to product manufacturing, assembly and test. In our Wuhan, China and Ottawa, Canada facilities we conduct new device, component and product development.

We seek to establish and maintain proprietary rights in our technology and products through the use of patents, copyrights and trade secret laws in each of the locations in which we do business. We have filed applications for patents to protect certain of our intellectual property in the U.S. and in other countries, including Australia, Canada, Japan, Korea, Hong Kong, China, Russia, India, Taiwan and several European Union countries. As of December 31, 2020 we had approximately 459 issued patents, expiring between 2021 and 2038.

We have manufacturing operations in the U.S., Japan, China and Thailand. Our wafer fabrication operations are located in our Silicon Valley, California and Japan facilities, and include chip design, clean room fabrication, integration and related facilities for chip-level devices and PICs. Our manufacturing, assembly and test operations are located in our Shenzhen area facilities, in Thailand and in Silicon Valley.

Our Customers

In the fourth quarter of 2020 we had four 10% or more revenue customers, comprising 22%, 19%, 16% and 10% of revenue, or a total of 67% of total revenue. For the full year 2020, we had three 10% or more revenue customers, comprising Huawei at 40%, Ciena Corporation at 17% and Acacia Communications at 10%. Excluding Huawei revenues for the year 2020, we have three 10% or more revenue customers comprising Ciena at 29%, Acacia Communications at 17% and Nokia at 11% of our revenue. In 2019, customers of 10% or more revenue were Huawei and Ciena, which accounted for 41% and 29% of our total revenue, respectively. In 2018, Huawei and Ciena accounted for 46% and 24% of our total revenue, respectively.

The U.S. Department of Commerce Bureau of Industry and Security ("BIS") added Huawei and certain affiliates to the BIS Entity List (“Entity List”) with an effective date of May 21, 2019. On August 17, 2020, BIS in the Department of Commerce increased restrictions on Huawei and its affiliates on the Entity List related to items produced domestically and abroad that use U.S. technology or software and imposed additional requirements for items subject to Commerce export control. On October 5, 2020, we announced that we will manage our business without relying on revenue contributions from Huawei. As Huawei has been our largest customer in recent periods, this action had a material impact on our revenue in 2020 and is expected to continue to have a material impact on our revenue going forward.

Our Sales and Marketing
Our sales model aligns with customers through coordination of our sales, product application engineering and manufacturing teams. Our sales cycles typically require significant time and expenditure of resources to realize revenue from the sale of products. The length of our sales cycle is typically 6 to 12 months for an existing product and 12 to 18 months or longer for a new product.

We use a global direct sales force based in North America, Europe and Asia, including China, Japan, Korea and Taiwan. We have very deep technical relationships with our customers' design teams. We believe that these collaborative engineering activities provide us insight into our customers’ broader and longer-term needs and are an important part of our value delivery to our customers.

Our marketing team focuses on product strategy, product development, roadmap development, new product introduction processes, program management, product demand stimulation and assessment, and competitive analysis. Our marketing team also seeks to educate the market about our products by communicating our value proposition and product differentiation in direct customer interactions and presentations, at industry tradeshows, at technical conferences, through digital and online content such as webinars and blogs, and in industry forums such as MSA (multi supplier agreement) committees.

Our Research and Development
Our research and development activities continue to advance the performance leadership boundaries in high speed lasers and digital optics, silicon photonics and hybrid photonic integration, optoelectronics control and in signal processing.

We have invested and expect to continue to invest significant time and capital into our research and development operations. Research and development expenses were $56.1 million, $57.6 million and $53.8 million in 2020, 2019 and 2018, respectively.

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

Human Capital Resources
We are committed to attracting and retaining the brightest and best talent. Investing, developing, and maintaining human capital is critical to our success. As of December 31, 2020, we had approximately 1,200 full-time employees, of which approximately 19% are in the Americas, 10% in Japan and 71% in China. As a global manufacturer of products for DCI and telecom networks, a large number of our employees are engineers or trained technical workers focusing on advanced manufacturing, and many of them hold masters', doctorate, or equivalent or higher degrees.

We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity. None of our employees are covered by a collective-bargaining agreement. We have not experienced any employee-generated work stoppages or disruptions, and we consider our employee relations to be satisfactory.

Our U.S. and Canadian employees are not represented by a labor union. Under Chinese law, all employees in our China subsidiaries are members of a union that is overseen by the Chinese government. The majority of the employees in our Japanese subsidiary are also members of a union.

Equity, Diversity and Inclusion

We are committed to being broadly inclusive to capture the ideas and perspectives that fuel innovation and enable our workforce, customers, and communities to succeed in the digital age. We strive to create an inclusive workplace where people can bring their authentic selves to work. Our commitment to diversity and inclusion starts with our diverse world-wide employee base which represents well over 25 countries. We are also committed to gender diversity in our workforce with women currently holding 33% of executive leadership positions at our company and representing 36% of our employees. We strive to remain a diverse company as we believe it is integral to our success.

Our Suppliers
We build long term relationships with companies that are capable to meet our stringent technical requirements at the same time as being cost competitive, and who can scale with us over time. As a result, we work closely with our suppliers to understand their business as we grow together. We use suppliers from the U.S., China, Japan and other locations.

Although there are multiple sources for most of the component parts of our products, some components are sourced from single or, in some cases, limited sources, which can increase risks of materials availability for production. We also use contract manufacturers primarily in Thailand and other Asia locations for the back-end manufacturing of certain of our products.

We also work to develop new companies as suppliers for new technologies, innovations and for purposes of managing costs and technology competitiveness over time. We examine our supply chain for their performance, quality, technology and technology roadmaps, service, engineering talent, labor practices and environmental sustainability.

We promote long-term relationships with suppliers that we believe have the elements for long-term success, and that have management teams that exercise good practices for both their long-term success and our long-term success and competitiveness.

Our Customer Relationships and Support for Supply Chains

Our sales process requires design and development in collaboration with customers and working with them through their introduction of new, advanced communications systems, whether for Cloud infrastructure customers or for telecom equipment manufacturers. As a supply philosophy we maintain long-term relationships with customers and our business grows with them over time. Our maintaining close technical collaboration and commercial working relationships with customers requires that we have a technically capable and commercially adept global sales and engineering team facing our customers that can support the totality of their supply chains.

Our direct sales force works with our customers in an integrated approach to understand current and future needs. Because we operate a sales model that focuses on alignment with our customers, we additionally must operate our manufacturing and product delivery functions to accommodate flexible demand.

Sales of our products generally are made pursuant to purchase orders, often with short lead times. Purchase orders are typically made without deposits and quantities actually purchased by our customers are frequently revised to reflect changes in our customers’ needs. In 2020, sales by purchase orders comprised more than 90% of our revenue.

Certain of our customers use vendor managed inventory ("VMI") arrangements under which we manufacture at a customer’s request, then ship to its facility or a designated contract manufacturer for the customer, to be held until it is used by the customer. We maintain title to VMI until the customer uses the inventory. At that time the customer takes title to the products, it reports the consumption to us and we recognize the revenue for the product sale. In 2020, sales by customer VMI arrangements comprised approximately 10% of our revenue.

For larger network equipment companies and for Cloud hyperscalers, additional needs for maintaining inventory arises from their need for supply flexibility in the face of longer lead times for some supply chain components including chip-level components produced in wafer fabs. We anticipate that as our revenue increases from hyperscalers, our proportion of finished goods inventory to sales for those companies will increase, as will our need for maintaining more raw material inventory as a percent of total inventory.

The business cycle, as well as international trade discussion between countries including the U.S. and China, require that we carefully monitor and adjust production levels in line with end user demand to minimize impacts of inventory overstocking.

Our Competitors

The market for optical communications systems is highly competitive. We specialize in products that provide the highest speed over distance for which there are fewer competitors than in the broader market. While no single company competes with us across all of our product areas, our competitors range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We believe the principal competitive requirements to be successful in this market are:

•ability to provide leading edge technologies for high speed and highest speed over distance communications, including ultra-pure light tunable lasers;

•ability to integrate complex and highly precise chip-based and component product designs into sub-system level solutions;

•ability to produce these complex chip-level products and module products solutions that require precise and high quality manufacturing processes and controls, and;

•ability to consistently produce and deliver the complex products in high volume with high reliability and high quality to customers globally.

We believe we compete favorably with respect to these factors. We believe our principal competitors include:

•In lasers and coherent products Acacia Communications, Inc., Furukawa Co., Ltd., Fujitsu Optical Components Limited, NTT Electronics Corporation, II-VI Incorporated, Lumentum Holdings Inc., Sumitomo Electric Industries, Ltd. and others;

•In wavelength management and switching Accelink Technologies Co., Ltd., II-VI, Lumentum Holding Inc., Molex Incorporated and NTT Electronics.

We also face competition from some of our customers who evaluate our capabilities against the merits of their manufacturing products internally. These customers may have the ability to manufacture competitive products at a lower cost than we would charge as a result of their higher levels of integration.

Our Financial Information by Geographic Region

Our geographic sales represent locations of our customers or their respective contract manufacturers rather than the location of final use or deployment. Major contract manufacturer locations include Mexico, China, Thailand, Malaysia and Singapore. These are our “ship to” destinations. We have historically reported quarterly revenue by geographic territory, i.e. Americas, China, and Rest of World.

We serve virtually all leading network equipment manufacturers globally. Seven of these customers comprise more than 80% of our revenue.

For information regarding our revenue and property, plant and equipment by geographic region, see Note 3 and Note 19 to the Consolidated Financial Statements.

Our Environmental, Health and Safety Matters

We operate our research and development and manufacturing operations globally with a goal of enhancing value and sustainability over time by improving our operations and by steadily investing in improvements to our operations. Our facilities and our products are subject to a variety of environmental, health and safety laws and regulations in the jurisdictions in which we operate including employees health and safely, discharges of effluents, hazardous materials and solid waste, energy efficiency and carbon emissions, and the preservation and improvement of our air, water and soil resources. We continue to develop and improve our manufacturing operations to comply with environmental, health and safety requirements and improve the overall performance of our operations to create even more sustainable methods of operation.

Operating facilities and procedures support local initiatives for employee health and safety, including Covid-19 prevention measures, risk reduction and disaster preparedness, environmental protections that include liquid and gaseous effluent reduction, carbon reduction, and solid waste reduction and recycling. Moreover, we support multiple initiatives to improve our energy efficiency while reducing our emissions. We are compliant with current requirements in each location in which we have operations and we similarly pursue best practices in our owned factories and with our subcontractor manufacturing partners. We continue to invest in and develop and adopt new and improved methods and procedures as these requirements evolve.

Export Control

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products. Because we are committed to complying with all applicable export laws, regulations, and requirements, we have reviewed and revised our processes and procedures to ensure that our shipments to our customers remain compliant with applicable export laws.

Available Information

We file electronically with the U.S. Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.neophotonics.com copies of these reports as soon as reasonably practicable after filing them with the SEC.

Our principal offices are located at 3081 Zanker Road, San Jose, CA 95134, USA and our telephone number is +1 (408) 232-9200. Our website address is www.neophotonics.com. Information accessible through our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS
Risks Associated with Our Business
We are dependent on a small number of customers for a significant portion of our revenue and the loss of, or a significant reduction in orders in any period from any of these major customers may reduce our revenue and adversely impact our results of operations.

The telecommunications systems market is concentrated with approximately ten global network equipment manufacturing companies having collectively more than 90% market share. In the years ended December 31, 2020, 2019 and 2018 Huawei Technologies Co. Ltd., together with its affiliate HiSilicon Technologies Co., Ltd. (collectively “Huawei”) accounted for approximately 40%, 41% and 46% of our revenue, respectively. Revenue generated from one other customer in the years ended December 31, 2019, 2018 and 2017 was greater than 10% of our revenue. We have generated most of our revenue from a limited number of customers. In the years ended December 31, 2020, 2019 and 2018, our top five customers represented 79%, 84%, and 87% of our revenue respectively. The removal of Huawei from our forecast had a material adverse effect on our revenue in the fourth quarter 2020 and is expected to have a material adverse impact through 2021. The lack of significant growth from, the loss of, or a significant reduction in orders from any of these other major customers would materially and adversely affect our revenue and results of operations.

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

•whether major Cloud and hyperscale data center operators will adopt our solutions, which are based on a new network architecture and have a limited history in these market segments;

•our ability to develop products that comply with applicable standards and regulatory requirements, as well as potential in-country manufacturing requirements; and;

•our ability to develop and maintain successful relationships with our customers and suppliers, many of whom are large companies with substantial negotiating power.

If the Cloud and data center market segments fail to grow as expected, or if demand for our solutions in these segments fails to materialize, our business, financial condition, results of operations and prospects will suffer.

If our customers do not qualify our products for use or do not award us design wins, then our results of operations may suffer.

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

Once we have achieved qualification, there is no guarantee that our customers will purchase our products in volume. Our customers typically select two to three vendors per design or version of their products and award a design win. If we are not awarded a design win, our customer will not place volume purchase orders for that version of the customer product.

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

In May 2019, BIS added Huawei and certain affiliates to the BIS Entity List . Absent a license, this action prevents Huawei from purchasing products, software and technology that are subject to U.S. Export Administration Regulations ("EAR"). To ensure compliance, we immediately suspended shipments to Huawei and began a systematic assessment of our products sold to Huawei to determine how these products are, or are not, subject to the restrictions resulting from the Entity List. This suspension had an immediate impact on our products shipments to Huawei in the second quarter of 2019, which significantly affected our revenue for the second quarter and the remainder of 2019 and into 2020.

We are committed to EAR compliance in each of the locations in which we do business. Due to the actions of BIS in August 2020, we halted shipments to Huawei after September 14, 2020 and we removed Huawei revenue from our operating plan while we conducted a systemic assessment of the impact of the new regulations on our products and production methods. The loss of revenue from Huawei has had a material adverse impact on our revenues and financial results, and we have taken actions to adjust our business.

Additionally, in May 2020, BIS added Fiberhome to the Entity List, which became effective in June 2020. This denies Fiberhome the ability to purchase products, software and technology that are subject to EAR. For Fiberhome, we determined that certain of our products are not subject to EAR regulations and may be lawfully sold to Fiberhome. As a result, shipments of those products have continued. Further BIS actions with regard to Fiberhome may adversely affect our ability to sell products to Fiberhome.

Starting in mid-2019, U.S. government allowed companies to apply for temporary export licenses for products subject to EAR and stated that these licenses might be granted if the product was deemed not to be a risk to national security. We have submitted license applications for certain products and associated technology having elements subject to EAR. To date, we have received a license for limited, but not material, volumes of U.S. origin lasers. There can be no assurance as to which products or technology may qualify for a license, or that any such licenses will be granted in a timely manner or at all. Furthermore, there can be no assurance that the U.S. government will not challenge our determination of which products and associated technology are not subject to the EAR regulations.

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

On December 1, 2020, the Chinese government implemented a new Export Control Law (“ECL”) which regulates the export of certain technologies outside of China. As currently implemented, the ECL does not apply to NeoPhotonics’ our products and is not expected to impact our business; however the ECL could be amended in the future in a way that could adversely affect our business.

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

We have had a history of losses which recurred in the fourth quarter of 2020 and we expect to recur in the future.

We have had a history of losses and we may incur additional losses in future periods. As of December 31, 2020, our accumulated deficit was $418.9 million. Due to the actions of BIS in August 2020, we decided to remove Huawei revenue from our operating plan while we conducted a systemic assessment of the impact of the new regulations on our products and production methods. As a result of this decision, we expect that we will incur losses in the fourth quarter of 2020 and in 2021.

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

The extent to which the Covid-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, governmental mandates issued to mitigate the spread of the disease, business closures, economic disruptions, and the effectiveness of actions taken to contain and treat the virus. Accordingly, we expect the Covid-19 pandemic may have a negative impact on our sales and our results of operations, the size and duration of which are difficult to predict. We are not insured against major public health events, including the Covid-19 pandemic.

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

Additionally, manufacturing of new products and manufacturing yields generally depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Capacity constraints, raw materials shortages, logistics issues, labor shortages, volatility in utilization of manufacturing operations, supporting utility services and other manufacturing supplies, the introduction of new product lines, rapid increases in production demands and changes in customer requirements, manufacturing facilities or processes, or those of some third party contract manufacturers and suppliers of raw materials and components have historically caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross margin on, and our production capacity for, those products.

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

We are exposed to foreign exchange risks. Foreign currency fluctuations may adversely affect our revenue and our costs and expenses, and hence our results of operations. A substantial portion of our business is conducted through our subsidiaries based in China, whose functional currency is the RMB, and in Japan, whose functional currency is the JPY. The value of the RMB against the U.S. dollar and other currencies and the value of the JPY against the U.S. dollar and other currencies fluctuate and are affected by, among other things, changes in political and economic conditions.

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

The communications networks industry has been characterized by declining product prices over time as technological advances increase price and performance and put pressure on existing products. We have reduced the prices of many of our products in the past, most often during annual end-of-year price negotiation. We expect pricing pressure for our products to continue. To maintain or increase their market share, our competitors also reduce prices of their products each year. In addition, our customers may seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs or introducing new products, our gross margin would be adversely affected.

We depend upon outside contract manufacturers for a portion of the manufacturing process for some of our products. Our operations and revenue related to these products could be adversely affected if we encounter problems with any such contract manufacturer.

While many of our products are manufactured internally, we also rely upon contract manufacturers in Thailand, China, Japan and other Asia locations and Ontario (Canada) to provide back-end manufacturing and production of some of our products. Our reliance on contract manufacturers for some of our products makes us vulnerable to possible production capacity constraints, reduced control over their supply chains, delivery schedules, manufacturing yields, manufacturing quality controls and costs. If one of our contract manufacturers is unable to meet all of our customer demand in a timely fashion, whether due to their direct operating control, due to their supply chain or due to the Covid-19 pandemic or other factors, this could have a material adverse effect on the revenue from our products.

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

We have a strategy to exit products that have been declining in revenue and have lower gross margins than our other higher speed products. We may incur additional costs in connection with the sale or end-of-life of these products, or other products and/or facilities in the future, and our revenues and net income could be negatively impacted, particularly in the short term, in connection with the end-of-life or sales of such products and/or facilities. It is also possible that we could incur continued costs or liabilities after the end-of-life process is completed, which could have a material adverse effect on our financial condition or operating results.

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

The markets for communications networks and network equipment is cyclical and characterized by rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, including recently to varying degrees in China, the U.S. and Europe, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles for both manufacturers’ and their customers’ products or in response to over or under purchasing of inventory by our customers relative to end user demand, and with declining general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Our historical results of operations have been subject to substantial fluctuations as a result of market downturns and changes in capital spending, and we may experience substantial period-to-period fluctuations in future results of operations.

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

Negative developments in any of these areas in China, Japan, Canada, Thailand or other countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, higher labor costs and a higher cost of doing business.

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

Our revenue, gross margin and results of operations have varied significantly and are likely to continue to vary from quarter-to-quarter due to a number of factors, many of which are not within our control. We may not be able to maintain or improve our gross margins because of slow introductions of new products, pricing pressure from increased competition, failure to effectively reduce the cost of existing products, failure to improve our product mix, future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix among different areas of our business) or other factors. Our gross margins can also be adversely affected for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; possible exposure to inventory valuation reserves; and other increases in our costs and expenses, including as a result of rising labor costs in China. Such significant increases in costs without corresponding increases in revenue would materially and adversely affect our business, our results of operations and our financial condition and our gross margins.

There may be unknown impacts on our business resulting from the SolarWinds Orion cybersecurity hack despite our efforts to secure our network.

In December 2020, after press coverage on the SolarWinds Corporation cybersecurity breach, we undertook a comprehensive review of our networks to determine if we had been impacted. After a comprehensive review by our internal information security group and a third party cybersecurity investigator, we discovered that, while the affected software had been in use in our networks, there was no evidence of any suspicious activity on our networks or of any compromise to our data. Despite our remediation efforts, there may be compromises to our data that our investigation did not uncover or additional undiscovered malware on our networks which could result in breaches of data security. The impact on our business of any such breach of data security is discussed in the Risk Factor captioned “We may be subject to disruptions or failures in information technology systems and network infrastructures that could have a material adverse effect on our business and financial condition.”

Our revenues are typically subject to seasonality.

Our first quarter revenue is typically seasonally lower than the rest of the year primarily due to annual price negotiations with customers that occur at the end of the prior year and lower capacity utilization during the annual new year holidays in China. This historical pattern typically adversely affects our revenues in the first quarter of each year and impacts the typical annual distribution of revenue from quarter-to-quarter through the year. That said, our first quarter revenue varies markedly year- to-year so should not be considered a reliable indicator of our future revenue or financial performance. In the second quarter of 2020, this seasonality was higher due to the China central government extending the annual new year holidays in China in an effort to contain impact of Covid-19.

We may be involved in intellectual property disputes, which could divert management’s attention, cause us to incur significant costs and prevent us from selling or using the challenged technology.

Participants in the markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors. In addition, from time to time, we have been notified that we may be infringing certain patents or other intellectual property rights of others (for example see our discussion on the Finisar dispute). Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. In addition, there can be no assurance that third parties will not assert infringement claims against us, whether or not such claims are valid. While we believe that our products do not infringe in any material respect upon intellectual property rights of other parties and/or meritorious defense would exist with respect to any assertions to the contrary, we cannot be certain that our products would not be found infringing the intellectual property rights of others.

Although we believe that we would have meritorious defenses to infringement allegations and intend to defend any new lawsuit vigorously, there can be no assurance that we will be successful in our defense. Even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit. Further, a new lawsuit, if brought by either party, would be likely to divert the efforts and attention of our management and technical personnel, which could harm our business.

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

Similarly we must protect all company data as it pertains to customers, products and product designs, technology and technology related trade secrets, plus customer and supplier and personal data of suppliers, customers and personnel. We rely on a combination of these important data elements to establish and protect multiple aspects of our business, and loss of data, breaching of data or stealing of such data could hard our business.

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

Similarly, from time to time, others may endeavor to infringe on our intellectual property or encroach on our trademarks or other intellectual property. Our failure to identify, recognize and/or action to protect such intellectual property could adversely affect our business.

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

As of December 31, 2020, we had net operating loss ("NOL"), carryforwards for U.S. federal and state tax purposes of $289.4 million and $52.0 million, respectively. These net operating losses have not been utilized and may not be utilized prior to their expiration in the future. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized and increases in future tax liabilities.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 29% as of December 31, 2020, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

The China government has recently made statements and taken certain actions that change trade policies, including recently imposed tariffs affecting products manufactured in the U.S. Certain of our products manufactured in our U.S. operations have been included in the tariffs imposed on imports into China from the United States. We expect these tariffs, as currently applied, will increase our cost of goods sold by approximately one percentage point. It is unknown if any additional such tariffs or retaliatory actions will be imposed or what impact they would have on us or our industry and customers. As new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated between China and the U.S. or other affected countries, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, in response to such trade tensions, the Chinese government and/or individual Chinese customers may take steps to reduce their supply chain dependence on products from U.S. suppliers through their own internal developments or the selection of non-U.S. suppliers, placing us at a commercial disadvantage and potentially affecting our business.

A considerable portion of our business outside of the Cloud and data center market segments involves selling high speed optical components in China and any move to local Chinese vendors for these products might adversely affect our results.

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

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

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

General Risks

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Our properties consist primarily of owned and leased office and manufacturing facilities. Our corporate headquarters are located in San Jose, California and our manufacturing facilities are primarily located in Shenzhen and Dongguan, China and Tokyo, Japan. The following schedule presents the approximate square footage of our facilities as of December 31, 2020.

Location	Square Feet	Commitment and Use
San Jose, California	103,314	Leased; 2 buildings used for corporate headquarters offices and wafer fabrication.
Fremont, California	19,175	Leased; 1 building used for wafer fabrication and research and development.
Shenzhen, China	236,853	Owned; 1 building and 1 floor of a building. The building is used for manufacturing, research and development, and sales and marketing. The owned floor of the building, representing 23,361 square feet, was leased continually to a tenant effective February 2014.
Shenzhen, China	17,147	Leased; 1 building used for staff dormitory.
Dongguan, China	88,307	Leased; 2 buildings used for manufacturing and for staff dormitory.
Tokyo, Japan	132,517	Owned; 1 building used for manufacturing, research and development and marketing.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange under the symbol NPTN. As of February 19, 2021, there were 49 holders of record of our common stock (not including beneficial holders of our common stock held in street names).
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2015 in (i) our common stock, (ii) the S&P 500 Index and (iii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically state that such graph and related information are incorporated by reference into such filing.

250
225
200
175
150
125
100
75
50
25
0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
NeoPhotonics
S&P 500
NASDAQ Telecom

	NeoPhotonics	S&P 500	NASDAQ Telecom
12/31/2015	$100	$100	$100
12/31/2016	$100	$110	$115
12/31/2017	$61	$131	$135
12/31/2018	$60	$123	$139
12/31/2019	$81	$158	$155
12/31/2020	$84	$184	$189

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
We derived the consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 from our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Years ended December 31,
Consolidated Statements of Operations Data:	2020	2019	2018	2017	2016 (1)
	(in thousands, except per share value)
Revenue	$371,163	$356,804	$322,540	$292,894	$411,423
Cost of goods sold	268,081	267,991	256,367	231,415	294,290
Gross profit	103,082	88,813	66,173	61,479	117,133
Operating expenses	99,516	103,355	107,831	112,843	114,114
Income (loss) from operations	3,566	(14,542)	(41,658)	(51,364)	3,019
Interest and other income (expense), net	(6,730)	(901)	(650)	(1,060)	373
Provision for income taxes	(1,202)	(1,633)	(1,329)	(909)	(3,597)
Net loss	$(4,366)	$(17,076)	$(43,637)	$(53,333)	$(205)
Basic net loss per share (2)	$(0.09)	$(0.36)	$(0.97)	$(1.23)	$—
Diluted net loss per share (2)	$(0.09)	$(0.36)	$(0.97)	$(1.23)	$—

	Years ended December 31,
Consolidated Balance Sheet Data:	2020	2019	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$95,117	$70,467	$58,185	$78,906	$82,500
Short-term investments	27,669	7,638	7,481	12,311	19,015
Restricted cash and investments	489	10,972	11,053	2,658	4,085
Working capital (3)	146,757	121,669	116,822	110,769	124,468
Total assets	323,664	334,679	340,576	402,953	390,887
Long-term debt (including current portion)	33,559	42,281	53,351	46,561	10,962
Common stock and additional paid-in capital	597,586	582,625	564,838	546,064	532,484
Total equity	180,407	160,206	160,240	194,451	225,405
____________________________________________
(1)In 2016, our stock options and stock appreciation units with market condition were vested and we recognized approximately $5.7 million in related stock-based compensation expense in the period.
(2)See Note 2 to the Consolidated Financial Statements for a description of our calculation of net income (loss) per share.
(3)Working capital is defined as total current assets less total current liabilities.

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
Overview
We develop, manufacture and sell optelectronic products that transmit and receive high-speed digital optical signals for Cloud and hyperscale data center internet content provider and telecom networks. We are the world's primary supplier of tunable lasers that emit the ultra-pure light that is required for the highest speed over distance fiber optic communications links.

Our products operate at the highest speed over distance, at speeds of 400 Gigabits per Second ("G"), 600G and 800G and beyond data rates. Versions of these products have the speed, size and low power consumption that enable interoperable pluggable transceivers in standard form factors which directly transmit data using industry standard Internet Protocol coding, or IP over DWDM wavelengths, greatly simplifying data networks, thereby lowering costs and reducing power consumption.

We integrate our lasers and our high performance coherent optical components into transmit/receive modules, or transceivers. Our high speed transceiver modules, which can operate at data rates including 400G, for example our 400ZR and 400ZR+ pluggable modules, enable new, lower cost network architectures using IP over DWDM protocols. The emergence of such 400ZR and 400ZR+ pluggable modules extends our capabilities to a new, rapidly expanding market segment. Such modules put full coherent transmission capabilities of a line card into the same form factor as a pluggable client side transceiver, enabling interconnects between data centers to be as simple as interconnects within a data center, thereby substantially reducing costs.
Over the past decade we have been first to deliver commercial mass production volumes for each of the highest speed advances in coherent optical components, as maximum speeds have advanced for each wavelength, or color, from 100G to 200G, 400G, 600G and now 800G. We are a specialist in developing and producing products for the highest speed over distance applications, where high baud rate and high sensitivity are keys to achieving longer distances for a given speed.

We believe we are well positioned to continue world market leadership in these lasers, component and module solutions based on our leadership in the ultra-pure light lasers which power them and our comprehensive Silicon Photonics and Indium Phosphide technologies for optical ICs.

Coherent is the technology of choice for high speed over distance data transmission in Cloud infrastructure and data center interconnection, in addition to telecom networks. The move to 400G and above transmission is a fulcrum for the industry as it marks the next major step-up in speed. 400G is the basic building block for network deployments for all reaches from 40km to long haul distances, all of which require coherent transmission technology.

We believe we are a global leader in coherent transmission technology, based on our leadership in ultra-pure light lasers and optical integration for miniaturization and low power consumption. We sell to virtually all of the leading telecom network equipment companies such as Acacia Communications, ADVA, Ciena, Cisco Systems, Fiberhome, Fujitsu, Huawei, Infinera, NEC, Nokia and ZTE. Note that due to the BIS restrictions on Huawei, there was no shipment to Huawei in the fourth quarter of 2020.

Furthermore, we believe that use cases for 400ZR and 400ZR+ system-level modules will extend across data center interconnect, backhaul for 5G wireless networks and metro networks. Key attributes of power and power density, and interoperability of pluggable solutions, drive this forecast. These architectures are driven by hyperscale operators and will be adopted in metro telecom networks using 400ZR+ pluggable modules in areas where reach and density make it the clear economic winner with much lower total costs. Furthermore, we believe that our high performance optics combined with next generation DSPs will enable 800ZR and 800ZR+ pluggable modules with the next few years.

Extension of coherent modules into metro networks will be driven by substantially lower costs achieved through elimination of network equipment proprietary chassis, and the reduction in the number of ROADMs required, compared to current network architectures.

With 400G as a fulcrum in the path of growth in the market at the highest speeds, we believe we are well positioned to take advantage of this rapidly developing, high growth market.

Our High Speed Products for data rates of 100G and above, including 800G, were 92% of our 2020 revenues and were 91% of our 2019 revenues. Our sales concentration in High Speed Products has been increasing each year for more than 10 years. Products capable of data rates of 400G and above have accounted for more than 10 percent of our revenue since 2018 and have nearly doubled from $44 million in 2019 to $86 million in 2020, such that revenue from products for 400G and above applications have now reached 46% of revenues in the fourth quarter of 2020. We believe that the market for 400G and above products will grow at a 5-year compound annual growth rate of 70 percent through 2024. We therefore expect our 400G and above revenues will continue to grow at an accelerated rate over the immediate and longer term.

With adoption of coherent transmission using pluggable high speed optical modules in Cloud and hyperscale data centers, we believe our total addressable market is rapidly expanding.

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
The capabilities of coherent optics continue to grow with increasing photonic integration for higher performance and smaller size. These are core capabilities of NeoPhotonics and therefore open further opportunities for us in adjacent markets. Outside of communications, coherent technology improves sensitivity and performance for a variety of applications including inter-satellite communication links including for low earth orbit (LEO) satellites, plus industrial applications, 3D sensing for autonomous vehicle navigation, and medical imaging.

We have invested and expect to continue to invest significant time and capital into our research and development operations. Our research and development activities continue to push the performance leadership boundaries in high speed digital optics, silicon photonics and hybrid photonic integration, optoelectronics control and in signal processing.
Research and development expenses were $56.1 million, $57.6 million and $53.8 million in 2020, 2019 and 2018, respectively.
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
Demand for certain of our High Speed Products that are used in metro and DCI applications in North America and Europe is increasing rapidly. DCI deployments in North America have been strong over the past two years, and our products for these applications generally ship to contract manufacturers for our system manufacturer customers.

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

We are committed to EAR compliance in each of the locations in which we do business. We subsequently determined that certain of our products were not subject to EAR regulations and could lawfully be sold to Huawei and/or Fiberhome. During 2018, prior to the denial order, non-EAR products were over half of our Huawei revenue and shipments to Huawei of many of these products continued through the current quarter. Further, in 2019 we applied for licenses for certain technology subject to EAR, and we were granted a license to ship limited, but not material, volumes of U.S.-manufactured lasers to Huawei. Similarly, in 2020 we determined that a significant portion of our shipments to Fiberhome were not be subject to EAR and shipments of certain of those products continued.

On August 17, 2020, BIS increased restrictions on Huawei and its affiliates on the Entity List related to items produced domestically and abroad that use U.S. technology or software and imposed additional requirements for items subject to Commerce export control. On October 5, 2020, we announced that we will manage the business without relying on future revenue contributions from Huawei. There was no revenue from Huawei in the Company's fourth quarter of 2020.

We have taken actions to better align capacity and production infrastructure with expected demand levels, with the goal of returning to profitability. We have taken steps to tighten production operations, account for Huawei-specific assets and inventory, consolidate Indium Phosphide production and implement an approximately 4% reduction in force. The costs to implement these changes are expected to be approximately $10.9 million, with $1.1 million in severance costs and $9.8 million in inventory and idle asset charges. We have taken a charge of approximately $9.4 million of these costs in the third quarter of 2020, and an additional $0.7 million in the fourth quarter of 2020, with the remainder to be taken as accelerated depreciation charges through 2021.

The actions taken are expected to reduce expenses with immediate impact and achieve an approximately $2 million in quarterly operating expense reductions when fully implemented by the second quarter of 2021.

Revenue was $371.2 million in the year ended December 31, 2020, compared to $356.8 million in 2019, a 4% increase despite no shipments to Huawei in the fourth quarter of 2020, due to growth from China and European based customers, including shipments through their off-shore contract manufacturers. Our gross profit was 27.8% of revenue in the year ended December 31, 2020, compared to 24.9% of revenue in 2019. The improvement in gross profit resulted from favorable product mix, increased volume and cost reductions.

In the year ended December 31, 2020, High Speed Products represented approximately 92% of total revenue, or $340.0 million and Network Products and Solutions represented approximately 8% of total revenue, or $31.1 million. In the year ended December 31, 2019 High Speed Products were 91% of total revenue, or $323.8 million and Network Products and Solutions represented approximately 9% of total revenue, or $33.0 million. We expect our High Speed Product market group will continue to grow with accelerating market adoption and deployments, and related market share gains operating at 400G and beyond data rates.

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
Inventories are stated at the lower of standard cost, which approximates actual cost determined on the weighted average basis, or net realizable value. Inventories are recorded using the first-in, first-out method. We routinely evaluate quantities and values of inventories in light of current market conditions and market trends, and records a write-down for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of inventory could differ from forecasted demand. We also regularly review the cost of inventories against their estimated market value and records a lower of cost or market write-down for inventories that have a cost in excess of estimated market value, resulting in a new cost basis for the related inventories which is not reversed. In 2020, 2019 and 2018, inventory write-down charges were approximately $9.4 million, $7.8 million and $6.1 million, respectively.
Warranty liabilities
We provide warranties to cover defects in workmanship, materials and manufacturing of our products to meet stated functionality specifications. We test products against specified functionality requirements prior to delivery, but we nevertheless from time to time experience claims under our warranty guarantees. We accrue for estimated warranty costs under those guarantees based upon historical experience, and for specific items at the time their existence is known and the amounts are determinable. We charge a provision for estimated future costs related to warranty activities to cost of goods sold based upon historical product failure rates and historical costs incurred in correcting product failures. We recorded warranty expense of $1.7 million, $0.8 million and $0.4 million for each of the years ended December 31, 2020, 2019 and 2018, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin and profitability would be adversely affected.
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
In 2020, our High Speed Products for data rates of 100G and beyond comprised 92% of our revenues, increased from 91% in 2019 and 86% in 2018.
The following table presents certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2020	2019	2018
Revenue	100%	100%	100%
Gross profit	28%	25%	21%
Operating expenses	27%	29%	33%
Income (loss) from operations	1%	(4)%	(13)%
Interest and other income (expense), net	(2)%	—%	—%
Loss before income taxes	(1)%	(4)%	(13)%
Net loss	(1)%	(5)%	(14)%
Revenue

		% Change		% Change
(in thousands, except percentages)	2020	2020 to 2019	2019	2019 to 2018	2018
Total revenue	$371,163	4%	$356,804	11%	$322,540
We sell substantially all of our products to original equipment manufacturers ("OEMs") and their contract manufacturers. Revenue is recognized upon transfer of control of the product to the buyer. We price our products based on market and competitive conditions and may periodically reduce the price of our products as market and competitive conditions change or as manufacturing costs are reduced. Our first quarter revenue is typically seasonally lower than the rest of the year primarily due to the impact of annual price negotiations with customers that occur at the end of the prior year and lower capacity utilization during the holidays in China. Our sales transactions to customers are denominated primarily in U.S. dollars.

Customers accounting for more than 10% of our total revenue and revenue from our top five customers for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
Huawei Technologies Co., Ltd and their affiliates	40%	41%	46%
Ciena Corporation	17%	29%	24%
Acacia Communications, Inc.	10%	5%	2%
Percent of revenue from top five customers	79%	84%	87%

The following tables present share of revenue by product group and geographical region:

	Years Ended December 31,
	2020	2019	2018
High Speed Products	92%	91%	86%
Network Products and Solutions	8%	9%	14%

	Years Ended December 31,
	2020	2019	2018
China	52%	52%	58%
Americas	17%	23%	22%
Rest of world	31%	25%	20%
Total revenue increased by $14.4 million, or 4%, in 2020 compared to 2019, led by the solid growth in our tunable laser and coherent modulators businesses offset by a decrease in our integrated coherent receiver business in the U.S. market.

Huawei was a significant customer in the first three quarters of 2020, but as a result of the additional BIS restrictions, there was no revenue from Huawei in the fourth quarter. Excluding Huawei, revenue in the fourth quarter of 2020 grew 18% and 2020 revenue increased 5% from 2019, as a result of the Company's expansion with other customers and markets. Of this, our 400G and above product revenue in the fourth quarter grew 35% and comprised 46% of revenue. On a full year basis, these products grew 92% year-over-year and represented 36% of revenue, up from 20% of revenue in the prior year.

Total revenue increased by $34.3 million, or 11%, in 2019 compared to 2018, also led by the solid growth in tunable laser business. In the second quarter of 2019, the BIS added Huawei and certain affiliates to the Entity List. We ceased all shipments to Huawei before the Entity List became effective and resumed shipment in late June 2019 of certain products that were determined by us to be not subject to EAR.

Geographic revenue represents the shipment location and frequently changes based on the location of contract manufacturing, rather than end customer location. Shipments to the Americas and to the rest of the world are mainly to contract manufacturers for non-China based network equipment manufacturers ("NEMs").

We believe we will continue to be an industry leader for the highest speed over distance network solutions, supplying customers with components and modules which deliver the highest bandwidth per wavelength and per fiber for long distances. Our High Speed Product market segment consistently represents 90% or more of our business. Since launching 400ZR and 400ZR+ pluggable coherent modules in the fourth quarter of 2019, we have shipped units for qualification and our first production lines have been installed and being readied for ramping. In addition, we are sampling our newest 96Gbaud component suite for superb 800G DCI and 400G long-haul transmissions. We believe these high-performance products will bring revenue growth and potential expansion into other markets. While we expect a significant portion of our revenue will continue to be derived from a limited number of customers, we are seeing some customer diversification in the fourth quarter of 2020 and expect a further increase in diversification with expansion of our high-performance products.

Cost of goods sold and gross margin

		% Change		% Change
(in thousands, except percentages)	2020	2020 to 2019	2019	2019 to 2018	2018
Cost of goods sold	$268,081	—%	$267,991	5%	$256,367
Gross profit	$103,082	16%	88,813	34%	66,173

	2020	2019	2018
Gross profit as a % of revenue	27.8%	24.9%	20.5%
Our cost of goods sold consists primarily of the cost to produce wafers, modules and to manufacture and test our products. Additionally, our cost of goods sold includes stock-based compensation, write-downs of excess and obsolete inventory, royalty payments, amortization of certain purchased intangible assets, depreciation, acquisition-related fair value adjustments, restructuring charges, warranty costs, logistics and allocated facilities costs.
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

As a manufacturing company, our margins are sensitive to changes in volume and factory utilization. When BIS announced additional restrictions on Huawei in August 2020, we took decisive actions to better align capacity and production infrastructure with future expected demand levels, resulting in a $9.3 million restructuring and other related costs charge to cost of goods sold in the third quarter and $0.7 million in the fourth quarter of 2020. The restructuring and other related charges, includes severance, inventory and equipment accelerated depreciation.

We have made significant operational improvements with solid progress on cost reductions, yield improvement and effective cost absorption through higher volume in addition to reducing depreciation costs. Despite a restructuring and other related charges of $9.9 million, or 3% of revenue, gross margin increased 3% to 28% in 2020 from 25% in 2019. Gross profit increased $14.3 million, or 16%, to $103.1 million, driven by approximately 4% from cost reductions, volume and favorable product mix net of year-over-year declines in average selling prices, offset by approximately 1% increase in inventory write-downs and accelerated depreciation expenses.

In 2019, gross profit increased $22.6 million, or 34%, to $88.8 million while gross margin increased 4% to 25% from 21% in 2018, mostly from cost reductions and favorable product mix net of year-over-year declines in average selling prices.

Operating expenses
Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and other variable compensation.

		% Change		% Change
(in thousands, except percentages)	2020	2020 to 2019	2019	2019 to 2018	2018
Research and development	$56,100	(3)%	$57,634	7%	$53,818
Sales and marketing	15,629	(3)%	16,088	(4)%	16,728
General and administrative	30,569	3%	29,759	(2)%	30,403
Amortization of purchased intangible assets	—	(100)%	119	(75)%	475
Acquisition and asset sale related costs	1,094	176%	397	(7)%	427
Restructuring charges	156	(40)%	261	(92)%	3,135
Litigation settlement	(2,988)	(100)%	—	100%	2,645
Loss (gain) on asset sale	(1,044)	16%	(903)	(552)%	200
Total operating expenses	$99,516	(4)%	$103,355	(4)%	$107,831
Research and development
We focus our research and development efforts to continue pushing the performance leadership boundaries. Research and development expense of $56.1 million, or 15% of revenue, decreased $1.5 million, or 3%, in 2020 compared to 2019 mainly from higher engineering service costs and variable compensation expenses.

Research and development expense increased $3.8 million, or 7%, to $57.6 million in 2019 compared to 2018 primarily due to an increase in product development investment and variable compensation expenses.
We believe that investments in research and development are important to help meet our strategic objectives. We plan to continue to invest in research and development activities, including new products that we believe will further enhance our competitive position and expand our revenue stream. Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred. As a percentage of total revenue, our research and development expense may vary as our investment and revenue levels change over time.

Sales and marketing
Sales and marketing expense decreased by $0.5 million, or 3%, in 2020 compared to 2019, mainly from lower levels of travel and fewer marketing events due to the Covid-19 pandemic.

Sales and marketing expense decreased by $ 0.6 million, or 4%, in 2019 compared to 2018, primarily due to a $0.6 million decrease in personnel costs and decrease in traveling expenses of $0.4 million, offset by an increase of $0.4 million due to the absence of a bad debt recovery.

We expect to continue to expand our high speed market focus and increase sales and marketing coverage of the DCI, Cloud and hyperscale data center markets, particularly the 400ZR and 400ZR+ products as well as the 64 Gbaud and 96 Gbaud component suites. Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and sales commissions, costs related to sales and marketing programs and services and facility costs. As a percentage of total revenue, our sales and marketing expense may vary as our revenue changes over time.

General and administrative
General and administrative expense consists of personnel costs, including stock-based compensation, for our finance, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.
General and administrative expense increased by $0.8 million, or 3%, in 2020, compared to 2019, primarily from an increase in personnel costs from both headcount and higher variable compensation expenses, offset by decreases in consulting fees, depreciation and amortization and travel expenses.

General and administrative expense decreased by $0.6 million, or 2%, in 2019 compared to 2018, primarily due to decreases in depreciation and amortization, city and local taxes and a decrease from completion of the sale of 100% interest in our manufacturing operations subsidiary in Russia, offset by increases in variable compensation expenses.

Amortization of purchased intangible assets
Our intangible assets are being amortized over their estimated useful lives. Amortization expense relating to technology and patents and leasehold interests are included within cost of goods sold, while customer relationships and non-compete agreements are recorded within operating expenses.
In 2020, amortization of purchased intangible assets was $0.7 million included in the cost of goods sold. The decrease of $0.1 million from 2019 was due to certain intangible assets that have become fully amortized.
In 2019, amortization of purchased intangible assets was $0.8 million, comprising of $0.7 million in cost of goods sold and $0.1 million in operating expenses. The decrease of $0.3 million from 2018 due to certain intangible assets have become fully amortized during 2019.
In 2018, amortization of purchased intangible assets was $1.2 million, comprising of $0.7 million in cost of goods sold and $0.5 million in operating expenses.
Acquisition and asset sale related costs
In 2020, we incurred $0.8 million in strategic advisory fees and $0.2 million in legal fees related to a litigation settlement with APAT OE relating to the sale of our low speed transceiver product lines (See Note 14 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report).

In 2019, we incurred $0.4 million in legal and other professional fees related to our litigation with APAT OE relating to the sale of our low speed transceiver product lines (See Note 14 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report).
In 2018, we incurred $0.4 million in asset sale related transaction costs related to legal, accounting and other professional services.
Restructuring and other related costs

We implemented restructuring actions in 2020 to better align capacity and production infrastructure with future expected demand levels due to additional BIS restrictions on Huawei, including inventory and equipment write-downs and a reduction in force. We incurred $10.1 million of total restructuring and other related charges with $9.9 million charged to cost of goods sold and $0.2 million charged to operating expenses in 2020.

We incurred $0.3 million in the year ended December 31, 2019 for follow-on expenses related to our 2018 restructuring focused on moving towards a lower break even revenue level.

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
In October 2020, we and APAT OE signed a settlement agreement to settle all claims and release all property preservation orders. The settlement resulted in a recovery of previously recognized losses in the amount of $3.0 million, which was recognized in the fourth quarter of 2020.

Interest and other income (expense), net

		% Change		% Change
(in thousands, except percentages)	2020	2020 to 2019	2019	2019 to 2018	2018
Interest income	$182	(52)%	$376	(5)%	$397
Interest expense	(1,182)	(38)%	(1,919)	(23)%	(2,493)
Other income (expense), net	(5,730)	(993)%	642	(56)%	1,446
Total	$(6,730)	647%	$(901)	39%	$(650)
Interest expense included in interest and other income (expense), net decreased by $0.7 million in 2020, as compared to 2019. The decrease in interest expense was due to a $10.1 million decrease in outstanding borrowings and lower interest rate on our Wells Fargo loan. Other income (expense), net included in interest and other income (expense), net, decreased by $6.4 million in 2020, as compared to 2019, with a $6.1 million higher exchange loss from U.S. dollar depreciation against both the Chinese Renminbi and Japanese Yen and $0.3 million less China government subsidy granted.

Interest expense decreased in the year ended December 31, 2019, as compared with the year ended December 31, 2018. The decrease was due to a reduction in outstanding borrowings of approximately $12 million during the year ended December 31, 2019. The decrease of $0.8 million in other income in the year ended December 31, 2019, as compared with the year ended December 31, 2018, was primarily attributed to a net decrease of $1.2 million in foreign exchange gain and a $0.3 million more government grants.
Income taxes and effective tax rates

	Years ended December 31,
(in thousands, except percentages)	2020	2019	2018
Provision for income taxes	$(1,202)	$(1,633)	$(1,329)
Effective tax rate	(38)%	(11)%	(3)%
In 2020, our income tax provision was primarily related to the operating profit realized in our foreign subsidiaries in Japan and China. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue.
The effective tax rate was (38)% in 2020 as compared to (11)% in 2019 mainly due to a decrease in earnings in foreign jurisdictions and a decrease in net loss generated by the U.S. in 2020.
The effective tax rate was (11)% in 2019 as compared to (3)% in 2018 mainly due to higher earnings in foreign jurisdictions and decrease in net loss generated in the U.S. in 2019.
Liquidity and capital resources
As of December 31, 2020, we had working capital of $146.8 million, including total cash, cash equivalents, short-term investments and restricted cash of $123.3 million. Approximately 26% of our total cash, cash equivalents, short-term investments and restricted cash were held by our foreign entities, including approximately $25.3 million in accounts held by our subsidiaries in China, of which $0.5 million was in restricted cash, and approximately $6.4 million in accounts held by our subsidiary in Japan. Cash, cash equivalents, investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.
Approximately $10.0 million of our retained earnings within our total accumulated deficit as of December 31, 2020 was subject to restrictions due to the fact that our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves as well as allocate a discretionary portion of their after-tax profits to their staff welfare and bonus fund. This restricted amount is not distributable as cash dividends, except in the event of liquidation.
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
We were in compliance with the covenants of this Credit Facility as of December 31, 2020. As of December 31, 2020, the outstanding balance under the Credit Facility was $21.0 million and the weighted average rate under the LIBOR option was 2.01%. The remaining borrowing capacity as of December 31, 2020 was $6.5 million, of which $5.0 million is required to be maintained as unused borrowing capacity.
We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of December 31, 2020, our subsidiary in China had two line of credit facilities with banking institutions with no funds drawn on either facility.
As of December 31, 2020 and 2019, there were no non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities. There were no such balances as of December 31, 2020 and 2019, respectively. Compensating balances relating to these credit facilities totaled $2.5 million as of December 31, 2019. There were no such balances as of December 31, 2020. Compensating balances are classified as restricted cash on our consolidated balance sheets. See Note 4 and Note 11 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.
As of December 31, 2020, we had two term loan arrangements with MUFG Bank, Ltd. (collectively the “Mitsubishi Bank Term Loans”) and a third loan arrangement with the MUFG Bank, Ltd. and The Yamanashi Chou Bank, Ltd. One of the Mitsubishi Bank Term Loans requires equal monthly payments of principal equal to 8.3 million JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY on the maturity date. Interest on this loan accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by real estate collateral. The second term loan of 690.0 million JPY (approximately $6.7 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $6.7 million) under this loan was fully drawn in March 2017. In January 2018, we entered into a term loan agreement with MUFG Bank, Ltd. and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $8.2 million) (the "Mitsubishi-Yamanashi Term Loan"). The Mitsubishi-Yamanashi Term Loan was available from January 29, 2018 to January 29, 2025. The full amount of the Mitsubishi-Yamanashi Term Loan was drawn on January 29, 2018. Interest on the Mitsubishi-Yamanashi Term Loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Mitsubishi-Yamanashi Term Loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. As of December 31, 2020, our aggregate outstanding principal balance under Mitsubishi Bank Term Loans and Mitsubishi-Yamanashi Term Loan was 1.3 billion JPY (approximately $12.7 million). See Note 11 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within nine months. Historically, we have collected on the notes receivable in full at the time of maturity.
In 2020, we generated operating losses of $3.6 million and cash flows from operations of $54.9 million. We had an accumulated deficit of $418.9 million as of December 31, 2020.
During 2020 under the revolving line of credit we repaid $7.0 million to Wells Fargo. Additionally, we had $3.2 million of current portion of long-term debt as of December 31, 2020, which we plan to pay out of our existing available cash.
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

Cash flow discussion
The table below sets forth selected cash flow data for the periods presented:

	Years ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$54,930	$34,687	$19,595
Net cash used in investing activities	(33,368)	(7,447)	(11,781)
Net cash used in financing activities	(8,543)	(14,878)	(19,460)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,148	(161)	(680)
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,167	$12,201	$(12,326)

Operating activities
In 2020, net cash provided by operating activities was $54.9 million, compared to $34.7 million in 2019. The increase was primarily attributable to a $12.7 million decrease in net loss, a $16.8 million increase in cash flows related to accounts receivables and a $3.3 million increase in cash flows related to prepaid expenses and other current assets. The increases were offset by a $14.9 million decrease in cash flows related to accounts payable.
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
Investing activities
In 2020, net cash used in investing activities was $33.4 million, a $26.0 million increase compared to $7.4 million used in 2019. The increase in net cash used in investment activities was primarily attributable to an increase in net cash used totaling $19.9 million to purchase marketable securities, and a net increase of $4.3 million used to purchase property, plant and equipment.
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
Financing activities
In 2020, net cash used in financing activities was $8.5 million, a $6.4 million decrease compared to $14.9 million net cash used by financing activities in 2019. The decrease in cash flows from investing activities was primarily attributable to a $7.7 million decrease in net borrowings under our credit facilities, terms loans and note payables in China, partially offset by a $1.0 million increase in withholding tax for restricted stock releases.
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

Contractual obligations and commitments
The following summarizes our contractual obligations as of December 31, 2020:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$33,694	$3,261	$27,552	$2,881	$—
Retirement obligations (2)	3,743	642	314	811	1,976
Operating leases (3)	20,552	3,144	6,209	5,965	5,234
Purchase commitments (4)	25,784	25,784	—	—	—
Asset retirement obligations (5)	3,841	30	408	—	3,403
Expected interest payments (6)	967	562	385	20	—
Finance lease	189	95	94	—	—
Total	88,770	$33,518	$34,962	$9,677	$10,613
Uncertainty in timing of future payments:
Restricted retained earnings	10,010
Deferred compensation plan	807
Total commitments	$99,587

____________________________________________
(1)See Note 11, Debt, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our debt.
(2)See Note 13, Pension Plans, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our retirement obligations.
(3)We have entered into various non-cancelable operating lease agreements for our offices in China, U.S. and Canada.
(4)This is an estimate of the amount outstanding under open purchase orders for the purchase of inventory and other goods at December 31, 2020. Certain of these open purchase orders may be cancellable without penalty.
(5)We have an asset retirement obligation of $3.7 million associated with our facility leases in California and $0.1 million in Japan, included in Accrued and other current liabilities and Other noncurrent liabilities in the consolidated balance sheets as of December 31, 2020.
(6)We calculate the expected interest payments based on our long-term debt at prevailing interest rates as of December 31, 2020.
Uncertain Tax Positions
As of December 31, 2020, there were no liabilities for uncertain tax positions.
Off-balance sheet arrangements
During the years ended December 31, 2020 and 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, corporate notes and bonds and money market funds meeting certain criteria. These securities are classified as available-for-sale which are recorded on the balance sheet at fair value. We have determined that the gross unrealized gains or losses on the available-for-sale securities at December 31, 2020 are temporary in nature. We may sell these marketable securities investments in the future to fund future operating needs.
As of December 31, 2020, we had $21.0 million outstanding under our U.S. credit facilities and $12.7 million outstanding under our term loans in Japan, which were subject to fluctuations in interest rates. For the year ended December 31, 2020, a hypothetical 10% increase in the interest rate could result in $0.1 million additional annual interest expense. The hypothetical assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.
Foreign currency exchange risk
Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statements of operations. A large portion of our business is conducted through our subsidiaries in China, whose functional currency is the RMB and Japan, whose functional currency is the JPY. To the extent that transactions by these subsidiaries are in currencies other than their functional currencies, we bear the risk that fluctuations in the exchange rates of the RMB and JPY in relation to other currencies could increase our costs and expenses. During the year ended December 31, 2020, we recognized net foreign currency transaction loss of $5.9 million. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB or JPY may materially and adversely affect our results of operations upon translation of these subsidiaries’ financial statements into U.S. dollars. While we generate a significant portion of our revenue in U.S. dollars, a significant portion of our cost of goods sold are in RMB. Therefore appreciation in RMB against the U.S. dollar would negatively impact our cost of goods sold upon translation to U.S. dollars. For example, for the year ended December 31, 2020, a 10% appreciation in RMB against the U.S. dollar would have resulted in an approximately $0.9 million increase in our cost of goods sold.
From 2016 to 2018, we entered into hedging transactions to reduce the short-term impact of foreign currency fluctuations. Starting in the second half of 2018, we discontinued entering into foreign currency forward contracts. This may increase the risks to us arising from the short-term impact of foreign currency fluctuations. In addition, our currency exchange variations may be magnified by any Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
NeoPhotonics Corporation
San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of NeoPhotonics Corporation (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory

As described in Notes 2 and 10 to the consolidated financial statements, the valuation of inventories is adjusted by the Company when conditions indicate a decline in value due to obsolescence and is generally adjusted based on estimates for inventory levels in excess of forecasted demand for specific product groups. Forecasting customer demand can be challenging as significant judgment is needed to determine if and how changing market and industry conditions, and new product developments will impact future demand.

We identified the valuation of inventory as a critical audit matter. To value inventory, management makes complex judgments related to: i) forecasting future demand for excess units on hand based on the Company’s historical sales, existing contracts, market trends, changes in technology, macroeconomic conditions, and applicable government regulations, and ii) obsolescence of certain products based on changes in technology and demand. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls relating to the review and approval process for recording adjustments to the valuation of inventory, including controls designed to review and approve the forecasts and expectations of future demand.

•Observing the proceedings of the Company’s meetings on a quarterly basis to understand the Company’s rationale for forecasting excess and obsolete inventory for each specific product group.

•Evaluating the Company’s rationale for whether or not to reduce the value of specific inventory items by selecting a sample of inventory items and i) performing a retrospective review by comparing management's prior year projection of future demand by product with actual product sales in the current year to identify potential bias in the valuation of inventory, and ii) reviewing the underlying assumptions related to the estimates of future demand including historical sales, existing contracts, market trends, changes in technology, macroeconomic conditions and assessing contradictory evidence.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2020.

San Jose, California
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of NeoPhotonics Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NeoPhotonics Corporation and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States)(PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 27, 2020
We have served as the Company's auditor since 2014. In 2020, we became the predecessor auditor.

NEOPHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$95,117	$70,467
Short-term investments	27,669	7,638
Restricted cash	489	10,972
Accounts receivable, net of allowance for doubtful accounts	45,232	68,890
Inventories	46,901	46,930
Prepaid expenses and other current assets	20,173	25,851
Total current assets	235,581	230,748
Property, plant and equipment, net	66,765	81,133
Operating lease right-of-use assets	13,823	15,603
Purchased intangible assets, net	1,468	2,151
Goodwill	1,115	1,115
Other long-term assets	4,912	3,929
Total assets	$323,664	$334,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,539	$58,554
Current portion of long-term debt	3,232	3,044
Accrued and other current liabilities	42,053	47,481
Total current liabilities	88,824	109,079
Long-term debt, net of current portion	30,327	39,237
Operating lease liabilities, non-current	14,522	16,543
Other noncurrent liabilities	9,584	9,614
Total liabilities	143,257	174,473
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
At December 31, 2020, 50,457 shares issued and outstanding; at December 31, 2019, 48,526 shares issued and outstanding	126	121
Additional paid-in capital	597,460	582,504
Accumulated other comprehensive income (loss)	1,735	(7,871)
Accumulated deficit	(418,914)	(414,548)
Total stockholders’ equity	180,407	160,206
Total liabilities and stockholders’ equity	$323,664	$334,679

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share value)	2020	2019	2018
Revenue	$371,163	$356,804	$322,540
Cost of goods sold	268,081	267,991	256,367
Gross profit	103,082	88,813	66,173
Operating expenses:
Research and development	56,100	57,634	53,818
Sales and marketing	15,629	16,088	16,728
General and administrative	30,569	29,759	30,403
Amortization of purchased intangible assets	—	119	475
Acquisition and asset sale related costs	1,094	397	427
Restructuring charges	156	261	3,135
Litigation settlements	(2,988)	—	2,645
Loss (gain) on asset sale	(1,044)	(903)	200
Total operating expenses	99,516	103,355	107,831
Income (loss) from operations	3,566	(14,542)	(41,658)
Interest income	182	376	397
Interest expense	(1,182)	(1,919)	(2,493)
Other income (expense), net	(5,730)	642	1,446
Total interest and other income (expense), net	(6,730)	(901)	(650)
Loss before income taxes	(3,164)	(15,443)	(42,308)
Provision for income taxes	(1,202)	(1,633)	(1,329)
Net loss	$(4,366)	$(17,076)	$(43,637)
Basic and diluted net loss per share	$(0.09)	$(0.36)	$(0.97)
Weighted average shares used to compute basic and diluted net loss per share	49,474	47,304	45,144

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
(in thousands)	2020	2019	2018
Net loss	$(4,366)	$(17,076)	$(43,637)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	9,592	(745)	(7,464)
Unrealized gain on available-for-sale securities, net of zero tax	—	—	1
Defined benefit pension plans:
Loss arising during the period	21	—	(95)
Tax	(7)	—	34
Total other comprehensive income (loss)	9,606	(745)	(7,524)
Comprehensive income (loss)	$5,240	$(17,821)	$(51,161)

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2017	44,219	111	545,953	398	(352,011)	194,451
Impact of adoption of new accounting standard ASU 2016-16					(1,824)	(1,824)
Comprehensive loss	—	—	—	(7,524)	(43,637)	(51,161)
Issuance of common stock upon exercise of stock options	779	2	3,420	—	—	3,422
Issuance of common stock under employee stock purchase plan	404	1	2,190	—	—	2,191
Issuance of common stock for vested restricted stock units	1,124	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(148)	—	(954)	—	—	(954)
Stock-based compensation costs	—	—	14,115	—	—	14,115
Balances at December 31, 2018	46,378	116	564,722	(7,126)	(397,472)	160,240
Comprehensive loss	—	—	—	(745)	(17,076)	(17,821)
Issuance of common stock in exchange for research and development services, net of issuance costs of $46	442	1	2,453	—	—	2,454
Issuance of common stock upon exercise of stock options	486	1	1,892	—	—	1,893
Issuance of common stock under employee stock purchase plan	357	1	1,952	—	—	1,953
Issuance of common stock for vested restricted stock units	1,018	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(155)	—	(733)	—	—	(733)
Stock-based compensation costs	—	—	12,220	—	—	12,220
Balances at December 31, 2019	48,526	$121	$582,504	$(7,871)	$(414,548)	$160,206
Comprehensive income (loss)	—	—	—	9,606	(4,366)	5,240
Issuance of common stock upon exercise of stock options	498	2	2,170	—	—	2,172
Issuance of common stock under employee stock purchase plan	326	1	2,140	—	—	2,141
Issuance of common stock for vested restricted stock units	1,313	3	(3)	—	—	—
Tax withholding related to vesting of restricted stock units	(206)	(1)	(1,750)	—	—	(1,751)
Stock-based compensation costs	—	—	12,399	—	—	12,399
Balances at December 31, 2020	50,457	$126	$597,460	$1,735	$(418,914)	$180,407

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities
Net loss	$(4,366)	$(17,076)	$(43,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,648	30,788	31,105
Stock-based compensation expense	12,337	12,456	14,142
Deferred taxes	(928)	(287)	(328)
Amortization of investment, debt and other	360	414	438
Loss (gain) on disposal of property and equipment	(1,114)	(872)	1,322
Amortization of operating lease right-of-use assets	1,912	1,774	—
Net loss recovery from litigation settlement	(2,988)	—	—
Gain on foreign currency hedges	—	—	2,220
Allowance for doubtful accounts	(16)	(13)	61
Write-down of inventories	9,443	7,847	6,133
Foreign currency remeasurement and other, net	5,753	(910)	(3,944)
Issuance of common stock in exchange for research and development services	—	2,500	—
Change in assets and liabilities:
Accounts receivable	22,567	5,838	(7,874)
Inventories	(7,411)	(2,891)	7,368
Prepaid expenses and other assets	3,716	429	8,162
Accounts payable	(14,962)	(41)	(1,411)
Accrued and other liabilities	(21)	(5,269)	5,838
Net cash provided by operating activities	54,930	34,687	19,595
Cash flows from investing activities
Purchase of property, plant and equipment	(13,870)	(9,532)	(14,867)
Proceeds from sale of property, plant and equipment and other assets	533	2,242	32
Purchase of marketable securities	(23,531)	(157)	(920)
Proceeds from sale of marketable securities	3,500	—	5,000
Proceeds from maturity of marketable securities	—	—	750
Settlement of foreign currency hedges	—	—	(1,776)
Net cash used in investing activities	(33,368)	(7,447)	(11,781)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	3,880	3,846	5,614
Offering costs	—	(46)	—
Tax withholding on restricted stock units	(1,751)	(733)	(954)
Proceeds from bank loans	—	5,000	34,305
Repayment of bank loans	(10,150)	(18,084)	(63,040)
Proceeds from issuance of notes payable	—	—	7,137
Repayment of finance lease liabilities	(87)	(87)	—
Repayment of notes payable	—	(4,774)	(3,732)
Proceeds from (repayment of) government grants	(435)	—	1,210
Net cash used in provided by financing activities	(8,543)	(14,878)	(19,460)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,148	(161)	(680)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,167	12,201	(12,326)
Cash, cash equivalents and restricted cash at the beginning of the period	81,439	69,238	81,564
Cash, cash equivalents and restricted cash at the end of the period	$95,606	$81,439	$69,238
Supplemental disclosure of cash flow information:
Cash paid for interest	$248	$278	$1,600
Net cash paid (received) for income taxes	799	1,289	(1,383)
Supplemental disclosure of noncash investing and financing activities:
Neo Russia penalty settlement	—	2,000	—
Debt interest rolled into principal	701	1,368	—
Government approved expenditures incurred after receipt of government funds	—	579	—
Capital lease	—	—	362
Unpaid property, plant and equipment	765	1,887	1,513
See Accompanying Notes to Consolidated Financial Statements.

 NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and basis of presentation
Business and organization
NeoPhotonics Corporation and its subsidiaries (NeoPhotonics or the Company) develops, manufactures and sells optoelectronic products that transmit and receive high-speed digital optical signals for Cloud and hyperscale data center internet content provider and telecom networks.
Certain Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; successful and timely completion of product design efforts; the ability of the Company to sell its new products into new market segments; trade restrictions by the United States against the Company's customers in China, as well as potential retaliatory trade actions taken by China; the loss of any of its larger customers; restrictions on the Company's ability to sell to foreign customers due to additional U.S. or new China trade laws, regulations and requirements; disruptions of the supply chain of components needed for its products; ability to obtain additional financing; inability to meet certain debt covenants; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; and new product design introductions by competitors. The inputs into the Company’s judgments and estimates consider the economic implications of the Covid-19 pandemic as the Company knows them, on its critical and significant accounting estimates. The extent to which the Covid-19 pandemic may impact its business will depend on future developments, which are highly uncertain, such as the duration of the outbreak, travel restrictions, governmental mandates issued to mitigate the spread of the disease, business closures, economic disruptions, and the effectiveness of actions taken to contain and treat the virus. Accordingly, future adverse developments with respect to the Covid-19 pandemic may have a negative impact on its sales, supply chain and results of operations. The inputs into the Company's judgments and estimates also consider the Department of Commerce Entities List restrictions on Huawei Technologies effective September 2020 for the Company and expected loss of business from Huawei Technologies. See also Note 10.
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Customers accounting for more than 10% of our total revenue and revenue from our top five customers for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
Percent of revenue from customers accounting for 10% or more of total revenue:
Huawei Technologies Co., Ltd	40%	41%	46%
Ciena Corporation	17%	29%	24%
Acacia Communications, Inc.	10%	5%	2%
Percent of revenue from top five customers	79%	84%	87%
As of December 31, 2020, three customers accounted for a total of 65% of the Company’s total accounts receivable. As of December 31, 2019, two customers accounted for a total of 56% of the Company’s total accounts receivable.
Restricted cash
As a condition of the notes payable lending arrangements and the line of credit facilities, the Company is required to keep a compensating balance at the issuing banks. In addition, the Company also maintained restricted cash in connection with the asset purchase agreement executed in December 2016 (see Note 9), government grants received in advance and cash balances temporarily restricted for regular business operations until a legal dispute is resolved (see Note 14).These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s consolidated balance sheets. As of December 31, 2020, the majority of the restrictions on cash have been released. As of December 31, 2020 and 2019, the amount of restricted cash was $0.5 million and $11.0 million, respectively.
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Goodwill
Goodwill is reviewed for impairment annually in the fourth fiscal quarter or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company will assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further steps are required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. The Company had no goodwill impairment in 2020, 2019 and 2018.
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Due to the Department of Commerce Entities List restrictions effective September 2020 and expected loss of business from Huawei, the Company performed a recoverability test in the third and fourth quarters of 2020 and determined there was no impairment of long-lived assets.
There were no asset impairment charges in 2020 and 2019. The Company incurred asset impairment charges of $1.0 million in 2018.
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
In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. The Company classifies its net deferred tax assets as other long-term assets and deferred tax liabilities as noncurrent liabilities on its consolidated balance sheet.
Foreign currency
Generally the functional currency of the Company’s international subsidiaries is the local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. The Company has established a hedging program using monthly forward exchange contracts as economic hedges to protect against volatility of foreign exchange rate exposure of its net intercompany activities based on a cost-benefit analysis that considers that magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instruments. The forward contracts are not designated for hedge accounting and are marked to market at fair value and reported as either other current assets or accounts payable. Any changes in the fair value are recorded as foreign exchange gain (loss) and help mitigate the changes in the value of the underlying net intercompany balances. The Company recognized $2.2 million loss in 2018 relating to its foreign currency contracts within other income, net. Net foreign exchange gain (loss) was ($5.9) million, $0.2 million, and $1.4 million in 2020, 2019, and 2018, respectively. These gains and losses were recorded as other income, net in the Company’s consolidated statements of operations. The Company presents the cash flows relating to these foreign exchange contracts as investing

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

activities in its consolidated statements of cash flows. In the second half of 2018, the Company temporarily discontinued entering into forward exchange contracts. This may increase the risks to us arising from the short-term impact of foreign currency fluctuations.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Accounting standards update recently adopted
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard amends the goodwill impairment test to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the total amount of goodwill allocated to that reporting unit. In November 2019, the FASB issued ASU 2019-10, according to which, the new standard is effective for smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The Company early adopted ASU 2017-04 guidance on January 1, 2020. The adoption of this standard had no material impact on the Company’s consolidated financial statements and related disclosures.
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-2, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-2 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and consolidated statements of operations and to disclose qualitative and quantitative information about lease transactions. It is effective for interim and annual periods beginning after December 15, 2018 using the modified retrospective transition method. In July 2018, the FASB issued ASU 2018- 11, Leases (ASC 842): Targeted Improvements. The update provides an optional transition method that allows entities to change the date of initial application to the beginning of the period of adoption. The Company adopted the guidance on January 1, 2019 under the optional transition method.
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
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company will adopt this ASU in the first quarter of 2021 and is currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Revenue
Product revenue
The Company develops, manufactures and sells optoelectronic products that transmit and receive high speed digital optical signals for Cloud and hyperscale data center internet content provider and telecom networks. Revenue is derived primarily from the sale of hardware products. The Company sells its products worldwide, primarily to leading network equipment manufacturers and users.

Revenue recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company generally bears all costs, risk of loss or damage and retains title to the goods up to the point of transfer of control of promised products to customer. Revenue related to the sale of consignment inventories at customer vendor managed locations is not recognized until the products are pulled from consignment inventories by customers. In instances where acceptance of the product or solutions is specified by the customer, revenue is deferred until such required acceptance criteria have been met. The Company's standard payment terms range from 30 to 90 days. Shipping and handling costs are included in the cost of goods sold. The Company presents revenue net of sales taxes and any similar assessments.

The Company’s performance obligations relate to contracts with a duration of less than one year. The Company elected to apply the practical expedient provided in Accounting Standard Codification Topic 606, “Revenue from Contracts with Customers” and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

Contract Costs
The Company recognizes the incremental direct costs of obtaining a contract, which consist of sales commissions, when control over the products they relate to transfers to the customer. Applying the practical expedient, the Company recognizes commissions as expense when incurred, as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

Nature of products
Revenue from sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Years Ended December 31,
	2020	2019	2018
High Speed Products	$340,015	$323,804	$275,803
Network Products and Solutions	31,148	33,000	46,737
Total revenue	$371,163	$356,804	$322,540

The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Years Ended December 31,
	2020	2019	2018
China	$191,990	$186,157	$187,277
Thailand	70,709	55,385	37,357
Mexico	35,549	74,077	54,771
Rest of world	72,915	41,185	43,135
Total revenue	$371,163	$356,804	$322,540

Deferred revenue

The Company records deferred revenue when cash payments are received or due in advance of the Company's performance. There were no deferred revenue balances at December 31, 2020 and 2019.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract assets

Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such right is conditional on something other than the passage of time. The balance of contract assets are excluding any amounts presented as an accounts receivable. There were no contract assets balances as of December 31, 2020 and December 31, 2019.

4. Cash, cash equivalents, short-term investments and restricted cash
The following table summarizes the Company’s cash, cash equivalents, short-term investments, and restricted cash at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$95,117	70,467
Cash equivalents	—	—
Cash and cash equivalents	$95,117	$70,467
Short-term investments	$27,669	$7,638
Restricted cash	$489	$10,972

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$95,117	$70,467
Restricted cash	489	10,972
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$95,606	$81,439

The following table summarizes the Company’s unrealized gains and losses related to the short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2020				As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	27,669	—	—	27,669	7,638	—	—	7,638
Total	$27,669	$—	$—	$27,669	$7,638	$—	$—	$7,638
Reported as:
Short-term investments	27,669	—	—	27,669	7,638	—	—	7,638
Total	$27,669	$—	$—	$27,669	$7,638	$—	$—	$7,638

As of December 31, 2020 and 2019, maturities of marketable securities were as follows (in thousands):

	December 31, 2020	December 31, 2019
Less than 1 year	$27,669	$7,638
Due in 1 to 2 years	—	—
Due in 3 to 5 years	—	—
Total	$27,669	$7,638
Realized gains and losses on the sale of marketable securities during the years ended December 31, 2020, 2019 and 2018 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the years ended December 31, 2020, 2019 or 2018. As of December 31, 2020, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair value measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments:
Money market funds	$27,669	$—	$—	$27,669	$7,638	$—	$—	$7,638
Total	$27,669	$—	$—	$27,669	$7,638	$—	$—	$7,638
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$810	$—	$—	$810	$616	$—	$—	$616

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees to provide participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded as of December 31, 2020 and 2019. The assets held by the Rabbi Trust are in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its consolidated balance sheets as of December 31, 2020 and 2019. Level 1 assets are determined by using quoted prices in active markets for identical assets. The fair values of Level 2 assets are priced based on quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data using inputs such as benchmark yields, broker quotes and other similar data.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets and liabilities measured on a nonrecurring basis as of December 31, 2020 and 2019.
Assets and Liabilities Not Measured at Fair Value
The carrying values of cash, restricted cash, accounts receivable, accounts payable, notes payable and short-term borrowing approximate their fair values due to the short-term nature and liquidity of these financial instruments.
The fair value of the Company’s long-term debt have been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of liabilities with a similar maturity and discounting the cash flows at that rate which it considers to be a level 2 fair value measurement and was not materially different than the carrying value as of December 31, 2020 and 2019 as the interest rates approximated rates currently available to the Company. The fair values do not necessarily give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.

6. Net loss per share
The following table sets forth the computation of the basic and diluted net loss per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net loss	(4,366)	$(17,076)	$(43,637)
Denominator:
Weighted average shares used to compute per share amount:
Basic	49,474	47,304	45,144
Dilutive effect of equity awards	—	—	—
Diluted	49,474	47,304	45,144
Basic net loss per share	$(0.09)	$(0.36)	$(0.97)
Diluted net loss per share	$(0.09)	$(0.36)	$(0.97)

The Company has excluded the impact of the following outstanding employee stock options, restricted stock units, common stock warrants and shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	December 31,
	2020	2019	2018
Employee stock options	2,097	2,599	3,203
Restricted stock units	3,621	3,171	2,486
Market-based restricted stock units	612	641	695
Performance-based restricted stock units	90	—	—
Employee stock purchase plan	358	298	414
	6,778	6,709	6,798

7. Purchased intangible assets
Purchased intangible assets consist of the following (in thousands):

	December 31, 2020			December 31, 2019
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$37,637	$(37,021)	$616	$36,880	$(35,555)	$1,325
Customer relationships	15,487	(15,487)	—	15,089	(15,089)	—
Leasehold interest	1,304	(452)	852	1,222	(396)	826
	$54,428	$(52,960)	$1,468	$53,191	$(51,040)	$2,151

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
The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the consolidated statements of operations (in thousands):

	Years ended December 31,
	2020	2019	2018
Cost of goods sold	$737	$737	$756
Operating expenses	—	119	475
Total	$737	$856	$1,231

The gross assets and accumulated amortization for customer relationships includes the impact of foreign currency transaction gains and losses during 2020. The estimated future amortization expense of purchased intangible assets as of December 31, 2020, is as follows (in thousands):

2021	$646
2022	29
2023	29
2024	29
2025	29
Thereafter	706
$1,468

8. Balance sheet components
Restricted Cash
Restricted cash was as follows (in thousands):

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2020	2019
Restricted in connection with notes payable and short-term borrowing (see Note 11)	$—	$2,559
Restricted in connection with APAT OE asset purchase agreement	—	1,999
Restricted in connection with a current legal dispute with APAT OE	—	5,989
Restricted in connection with government grants received in advance	452	425
Restricted - Other	37	—
Total restricted cash	$489	$10,972

Accounts receivable, net
Accounts receivable, net were as follows (in thousands):

	December 31,
	2020	2019
Accounts receivable	$45,277	$68,988
Trade notes receivable	—	156
Allowance for doubtful accounts	(45)	(254)
	$45,232	$68,890

The table below summarizes the movement in the Company’s allowance for doubtful accounts (in thousands):

Balance at December 31, 2017	$(626)
Reversal of provision for bad debt, net	428
Write-offs, net of recoveries	(66)
Balance at December 31, 2018	(264)
Reversal of provision for bad debt, net	15
Write-offs, net of recoveries	(5)
Balance at December 31, 2019	(254)
Reversal of provision for bad debt, net	16
Write-offs, net of recoveries	193
Balance at December 31, 2020	$(45)
Inventories
Inventories were as follows (in thousands):

	December 31,
	2020	2019
Raw materials	$25,620	$19,350
Work in process	9,196	12,262
Finished goods(1)	12,085	15,318
	$46,901	$46,930

(1) Included in finished goods was $1.7 million and $1.6 million of inventory at customer vendor managed inventory locations at December 31, 2020 and 2019, respectively.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prepaid expenses and other current assets
Prepaid expenses and other current assets were as follows (in thousands):

	December 31,
	2020	2019
Prepaid taxes and taxes receivable	6,137	$6,979
Transition services agreement receivable - APAT OE (See Note 14)	5,933	11,861
Receivables due from suppliers	4,891	4,147
Deposits and other prepaid expenses	2,417	2,512
Other receivable	795	352
	$20,173	$25,851
Property, plant and equipment, net
Property, plant and equipment, net were as follows (in thousands):

	December 31,
	2020	2019
Land	$3,367	$3,197
Buildings	25,310	23,624
Machinery and equipment	181,375	181,596
Furniture, fixtures, software and office equipment	20,992	10,736
Leasehold improvements	22,456	22,058
	253,500	241,211
Less: Accumulated depreciation	(186,735)	(160,078)
	$66,765	$81,133

Depreciation expense was $30.6 million, $27.7 million and $29.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Accrued and other current liabilities
Accrued and other current liabilities were as follows (in thousands):

	December 31,
	2020	2019
Employee-related	$19,656	$17,877
Transition services agreement payables (See Note 14)	9,708	11,765
Asset sale related contingent liabilities - APAT OE (See Note 14)	—	6,664
Operating lease liabilities, current	2,128	2,086
Income and other taxes payable	1,590	2,036
Accrued warranty	1,111	712
Other accrued expenses	7,860	6,341
	$42,053	$47,481

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued warranty
The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Years ended December 31,
	2020	2019	2018
Beginning balance	$712	$672	$1,334
Warranty accruals	1,678	782	399
Settlements	(1,279)	(742)	(1,061)
Ending balance	$1,111	$712	$672

Other noncurrent liabilities
Other noncurrent liabilities were as follows (in thousands):

	December 31,
	2020	2019
Pension and other employee-related	$3,844	$4,125
Transition services agreement payables (See Note 14)	823	—
Government grant	606	1,380
Deferred income tax liabilities	501	528
*Asset retirement obligations	3,810	3,529
Other	—	52
	$9,584	$9,614
*Asset retirement obligations are legal obligations associated with the retirement of long-lived assets pertaining to leasehold improvements. In 2020 accretion related to the asset retirement obligations was $0.3 million.

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
10. Restructuring and Other Related Charges
2020 Restructuring

Restructuring charges
On August 17, 2020, BIS increased restrictions on Huawei and its affiliates on the Entity List related to items produced domestically and abroad that use U.S. technology or software and imposed additional requirements for items subject to Commerce export control. The Company announced on October 5, 2020, that it would manage the business without relying on and will not plan on future revenue contributions from Huawei. As a result, the Company initiated certain restructuring actions to reduce operating expenses and manufacturing costs while maintaining the Company's focus on its core capabilities, including its lasers, coherent components and solutions for data center interconnect and high speed communications networks. Under the restructuring actions, the Company estimates it will incur severance and related charges of approximately $1.1 million and is expected to be completed by the third quarter of 2021.

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

The total restructuring and other charges for this action are estimated to be $10.9 million through 2021.

Restructuring and other related charges for the year ended December 31, 2020 were as follows (in thousands):

	Year Ended December 31, 2020	Charges Incurred to Date
Cash - restructuring charges:
Severance and related costs	$1,023	$1,023
Cash - other related charges:
Inventory purchase commitments	$1,913	$1,913
Noncash - other related charges:
Accelerated depreciation	$4,635	$4,635
Excess and obsolete inventories	2,522	2,522
Total other related charges	$7,157	$7,157

The other cash and noncash related charges for the year ended December 31, 2020 and incurred to date totaling $1.9 million and $7.2 million, respectively, have been charged to cost of goods sold in the Company's Consolidated Statements of Operations.

The restructuring charges are included in the following line items in the Company's Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31, 2020	Charges Incurred to Date
Severance related charges:
Cost of goods sold	$867	$867
Restructuring charges	156	156
Total severance related charges	$1,023	$1,023

A summary of the current period activity in accrued restructuring costs is as follows (in thousands):

	Employee Severance	Others	Total
Restructuring obligations December 31, 2019	$—	$—	$—
Charges	981	42	1,023
Cash payments	(884)	—	(884)
Restructuring obligations December 31, 2020	$97	$42	$139

2017 and 2018 Restructuring

The Company has completed all actions under the 2017 and 2018 restructuring plans. At December 31, 2020 and 2019, there were no restructuring obligations under the two restructuring plans.

In 2017 and 2018, the Company initiated restructuring actions in order to focus on key growth initiatives and a lower break even revenue level through lower operating expenses and manufacturing costs. Actions included a reduction in force, facilities consolidation and certain asset-related adjustments. The Company recorded $0.3 million in restructuring charges within operating expenses in 2019 and $0.2 million and $3.1 million in restructuring charges within cost of goods sold and operating expenses in 2018, respectively.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Debt
The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	December 31, 2020		December 31, 2019
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Long-term debt, current and non-current:
Borrowing under Wells Fargo Credit Facility	$21,030	2.01%	$27,329	3.72%
Mitsubishi Bank loans	7,662	1.05%-1.45%	9,255	1.04%-1.44%
Mitsubishi Bank and Yamanashi Chou Bank loan	5,002	1.07%	5,868	1.07%
Finance lease liability	189		275
Unaccreted discount and issuance costs	(324)		(446)
Total long-term debt, net of unaccreted discount and issuance costs	$33,559		$42,281
Reported as:
Current portion of long-term debt	$3,232		$3,044
Long-term debt, net of current portion	30,327		39,237
Total long-term debt, net of unaccreted discount and issuance costs	$33,559		$42,281
The effective interest rates of the debt in the table above approximated their stated interest rates.
Notes payable and short-term borrowing
The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of December 31, 2020, the Company’s subsidiary in China had two line of credit facilities with the following banking institutions:
•Under the first line of credit facility with Shanghai Pudong Development Bank, the Company can borrow up to RMB 120.0 million ($18.4 million) for short-term loans at varying interest rates, or up to approximately RMB 240.0 million ($36.7 million) for bank acceptance drafts (with up to 50% compensating balance requirement). This line of credit facility expires in November 2021.
• Under the second line of credit facility with Shanghai Pudong Development Bank, which expires in November 2021, the Company can borrow up to RMB 30.0 million ($4.6 million) for short-term loans at varying interest rates, or up to approximately RMB 60.0 million ($9.2 million) for bank acceptance drafts (with up to 50% compensating balance requirement).
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had no outstanding balance at December 31, 2020 and 2019, respectively.
As of December 31, 2019, compensating balances relating to bank acceptance drafts and letters of credit issued to suppliers and the Company's subsidiaries totaled $2.5 million. There were no such balances as of December 31, 2020. Compensating balances are classified as restricted cash on the Company’s consolidated balance sheets.
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company was in compliance with the covenants of this Credit Facility as of December 31, 2020. As of December 31, 2020, the outstanding balance under the Credit Facility was $21.0 million and the weighted average rate under the LIBOR option was 2.01%. The remaining borrowing capacity as of December 31, 2020 was $6.5 million, of which $5.0 million is required to be maintained as unused borrowing capacity. The Company repaid $7.0 million and $10.0 million under the revolving line of credit in 2020 and 2019, respectively.
In 2020, $0.7 million accrued interest were rolled into the principal amount of Wells Fargo Credit Facility.
Mitsubishi Bank Loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with MUFG Bank, Ltd. (the "Mitsubishi Bank") that provided for (i) a term loan in the aggregate principal amount of 500 million Japanese Yen (the “JPY”) ($4.4 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($9.7 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by our Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8.3 million JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40.5 million JPY ($0.4 million). The Term Loan A of 500 million JPY (approximately $4.4 million) was repaid to the Mitsubishi Bank in January 2018.
The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with the related covenants as of December 31, 2020 and 2019. Outstanding principal balance for Term Loan B and unamortized debt issuance costs were approximately 416.7 million JPY (approximately $4.0 million) and 6.9 million JPY (approximately $0.1 million), respectively, as of December 31, 2020.
In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690 million JPY (approximately $6.7 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment owned by the Company's subsidiary in Japan. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with these covenants as of December 31, 2020. The loan was available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.7 million) under this loan was fully drawn in March 2017. Outstanding principal balance for the 2017 Mitsubishi Bank Loan and unamortized debt issuance costs were approximately 373.8 million JPY (approximately $3.6 million) and 11.2 million JPY (approximately $0.1 million), respectively, as of December 31, 2020.
Mitsubishi Bank and Yamanashi Chou Bank loan
In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $8.2 million) (the “Term Loan C”). The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C was available from January 29, 2018 to January 29,

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2025. The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of December 31, 2020. Outstanding principal balance for the Mitsubishi Bank and Yamanashi Chou Bank Loan and unamortized debt issuance costs were approximately 516.1 million JPY (approximately $5.0 million) and 15.1 million JPY (approximately $0.1 million), respectively, as of December 31, 2020.
At December 31, 2020, maturities of long-term debt were as follows (in thousands):

2021	$3,356
2022	24,385
2023	3,261
2024	2,425
2025	456
$33,883

12. Leases
The Company has operating leases for offices, research and development facilities and manufacturing facilities. Leases have remaining terms of less than one year to seven years, some of which include options to extend the leases and some of which may include options to terminate the leases within one year.
On June 13, 2017, the Company entered into an office lease for approximately 39,000 square feet in San Jose (the “Lease”), with a commencement date of June 1, 2017. Upon commencement, the Lease had an initial term of one hundred and twenty-three (123) months, ending September 30, 2027, (the “Initial Term”) with a monthly rental rate of $41,000, escalating annually to a maximum monthly rental rate of approximately $73,000 in the last year of the Initial Term. Upon termination of the Lease, the Company anticipates a restoration cost of approximately $0.7 million.
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
As of December 31, 2020 and December 31, 2019, an asset recorded in property, plant and equipment under a finance lease was immaterial.
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$3,056	$3,026
Variable and short-term lease cost	2,007	1,482
Total lease cost	$5,063	$4,508

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In 2018, The Company accounted for leases in accordance with ASC 840 and recognized rent expense on a straight-line basis over the lease period. Rent expense under the Company’s operating leases was $4.2 million in the year ended December 31, 2018.
Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Year Ended December 31,
	2020	2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,193	$3,600
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$98	$136
Weighted average remaining lease term (in years)
Operating leases	6.5	7.4
Weighted average discount rate
Operating leases	6.5%	6.4%
Future minimum lease payments under non-cancelable leases as of December 31, 2020 were as follows (in thousands):

Operating Leases
2021	$3,144
2022	3,135
2023	3,074
2024	2,944
2025	3,021
Thereafter	5,234
Total future minimum lease payments	20,552
Less imputed interest	(3,902)
Total	$16,650

Reported as of December 31, 2020:	Operating Leases
Accrued and other current liabilities	$2,128
Operating lease liabilities, noncurrent	14,522
Total	$16,650

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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The funded status of the plan for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	2020	2019	2018
	RAP	RAP	RAP
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$4,090	$4,308	$4,616
Interest cost	4	4	4
Benefits paid	(531)	(276)	(517)
Actuarial (gain)/loss	(21)	—	95
Currency translation adjustment	201	54	110
Projected benefit obligation, end of period	$3,743	$4,090	$4,308
Plan assets at calculated amount, end of period	$—	$—	$—
Amounts recognized in consolidated balance sheets:
Accrued and other current liabilities	$707	$585	$257
Other noncurrent liabilities	$3,036	$3,505	$4,051
Amount recognized in accumulated other comprehensive loss:
Defined benefit pension plans adjustment	$398	$378	$373
Accumulated benefit obligation, end of period	$3,743	$4,090	$4,308

Net periodic pension cost associated with the plan for the years ended December 31, 2020, 2019 and 2018 included the following components (in thousands):

	2020	2019	2018
	RAP	RAP	RAP
Service cost	$—	$—	$—
Interest cost	4	4	4
Other	—	—	—
Curtailment/settlement (gain) loss	—	—	—
Net periodic pension costs	$4	$4	$4

The projected and accumulated benefit obligations for the RAP were calculated as of December 31, 2020, 2019 and 2018 using a discount rate assumption of 0.1% in each of those years.
Estimated future benefit payments under the RAP are as follows (in thousands):

2021	$642
2022	314
2023	—
2024	435
2025	376
2026 - 2030	1,349
Thereafter	627
$3,743
401(k) Plan
The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). The Company currently matches a portion of all eligible employee contributions which vest immediately. The Company’s matching contributions to the plan totaled $0.4 million, $0.5 million and $0.4 million, respectively, for the years ended December 31, 2020, 2019, and 2018.

14. Commitments and contingencies
Litigation
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

liability and if the Company believes it is probable that the case will be ruled against it. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made. The Company believes that the likelihood of an ultimate amount of liability, if any, for any pending claims of any type (alone or combined), except for the matter discussed in the following paragraph, that will materially affect the Company’s financial position, results of operations or cash flows is remote. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on the Company’s financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.

In January 2010, Finisar Corporation (acquired by II-VI, Inc. in September 2019) ("Finisar"), filed a complaint in the U.S. District Court for the Northern District of California, against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and the Company, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents. In 2011 the Company and Finisar agreed to suspend their respective claims and in 2012 the Company and Finisar further agreed to toll their respective claims. While there has been no action on this matter since 2012, the Company is currently unable to predict the outcome of this dispute and therefore cannot estimate a range of possible loss.

APAT Litigation and Settlement

Since April 2018, APAT OE and NeoPhotonics (China) Co., Ltd. and NeoPhotonics Dongguan Co. Ltd. (collectively "NeoChina", which are both wholly-owned subsidiaries of the Company) and NeoPhotonics Corporation was involved in a series of litigations and arbitrations which arose out of the 2017 sale by NeoChina of certain low speed transceiver assets to APAT.

On October 27, 2020, the parties entered into a settlement agreement to settle all claims and release all property preservation orders. In exchange for a full release of all claims by all parties, terms of the settlement agreement include the following: i) APAT OE to pay NeoChina the arbitration awards in the amount of RMB 52,014,519 (approximately $7.6 million) plus interest of RMB 6,122,150 (approximately $0.9 million) for a total amount of RMB 58,136,669 (approximately $8.5 million) and ii) NeoPhotonics Corporation to pay APAT Hong Kong, a wholly-owned subsidiary of APAT OE, $10,031,515 USD plus $500,000 USD in interest for a total payment $10,531,515 for amounts that were paid by customers to NeoPhotonics Corporation for sales of products made by APAT OE after the close of the asset purchase agreement.

Under the settlement agreement, each party takes turns paying a portion of the total amounts owed until all amounts have been paid. The first payment from APAT OE to the Company occurred in November 2020. All other payments, except the final payment, are expected to be completed in Q1 2021 with the final payment by the Company to APAT expected to occur in Q1 of 2022.

The settlement award of RMB 58,136,669 (approximately $8.5 million) payable by APAT OE to the Company represents repayment of the net receivables owed to the Company at the settlement date and partial recovery of previously recognized losses incurred by the Company of approximately $3.0 million primarily related to a litigation settlement loss with a vendor for committed purchases of certain production materials for which the liabilities were assumed by APAT OE in the Asset Purchase Agreement entered into with the Company in December 2016 and the legal fees incurred for the lawsuits with APAT OE during 2018, 2019 and 2020.

At December 31, 2020, the amount payable by the Company to APAT OE under the settlement agreement is approximately $10.5 million, and is included in Accrued and Other Liabilities in the caption "Transition Services Agreement Payable" (See Note 8). At December 31, 2020, the amount receivable from APAT OE is approximately $5.9 million and is included in Prepaid Expenses and Other Current Assets in the caption "Transition Services Agreement Receivable" (See Note 8.)

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

Purchase obligations
The Company has open purchase orders with its suppliers for the purchase of inventory and other items in the ordinary course of its business. As of December 31, 2020, the Company’s estimate of outstanding amounts under these purchase orders was approximately $25.8 million, primarily expected to be purchased within the next 12 months. Certain of these open purchase orders may be cancellable without penalty.
Penalty Payment Derivative
In connection with a private placement transaction with Joint Stock Company "Rusnano" (formerly Open Joint Stock Company “RUSNANO"), or Rusnano, in 2012, the Company agreed to certain performance obligations including establishing a wholly-owned subsidiary in Russia and making a $30.0 million investment commitment (the "Investment Commitment")

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

15. Stockholders’ Equity
Common stock
As of December 31, 2020, the Company had reserved 8,206,682 shares of common stock for issuance under its stock plans and 1,391,002 shares of common stock for issuance under its employee stock purchase plan.
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

Accumulated Other Comprehensive Income (Loss)
The following table shows the components of accumulated other comprehensive income (loss), net of taxes, as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Foreign currency translation adjustments	$1,951	$(7,641)
Defined benefit pension plan adjustment, net of taxes	(216)	(230)
	$1,735	$(7,871)
Accumulated Deficit
Approximately $10.0 million and $9.2 million of the Company’s retained earnings within its accumulated deficit at December 31, 2020 and 2019, respectively, was subject to restriction due to a requirement that its subsidiaries in China set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Restricted net assets

The Company’s consolidated subsidiaries operating in China and Japan are restricted from transferring funds or assets to its parent company in the form of cash dividends, loans or advances. As of December 31, 2020 and December 31, 2019, the Company's consolidated subsidiaries had $11.4 million and $21.1 million, respectively, of restricted net assets. This compares to the Company's consolidated net assets of $180.4 million and $160.2 million as of December 31, 2020 and December 31, 2019, respectively, which consisted of (in thousands):

	December 31, 2020	December 31, 2019
Cash restricted in China as a result of ongoing litigation and unfulfilled government grants	$452	$10,936
China earnings restricted to fund statutory common reserves in China	10,010	9,240
Loan agreements in Japan requiring local subsidiaries to maintain minimum net asset levels	969	920
Total restricted net assets in the Company's consolidated subsidiaries	$11,431	$21,096

17. Stock-based compensation
Equity incentive programs
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
As of December 31, 2020, no stock appreciation units were outstanding. The Company does not intend to grant additional stock appreciation units under the 2007 Plan.
2010 Equity Incentive Plan
In April 2010, the Company adopted its 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan terminated on April 13, 2020.
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
Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2010 Plan was 865,420 shares. The number of shares of the Company’s common stock reserved for issuance under the 2010 Plan automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2010 Plan is 8,000,000 shares. As of December 31, 2020, stock options to purchase and restricted stock units to convert to a total of 5,682,649 shares of common stock were outstanding under the 2010 Plan and no shares were available for future issuance.
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The 2010 ESPP initially authorized the issuance of 342,568 shares of the Company’s common stock pursuant to purchase rights granted to employees or to employees of designated affiliates. The number of shares of common stock reserved for issuance automatically increase on January 1st of each year, starting January 1, 2012, in an amount equal to the lesser of (1) 3.5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 600,000 shares of common stock or (3) such lesser number of shares of common stock as determined by the Company’s board of directors. As of December 31, 2020, the Company had 1,391,002 shares reserved for future issuance.
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
The number of shares initially reserved for issuance under the 2011 Plan was 750,000 shares. The exercise price of awards shall be not less than 100% of the fair market value of the Company’s common stock on the date of grant. Each stock appreciation right grant will be denominated in shares of common stock equivalents. Options and stock appreciation rights have a maximum term of ten years measured from the date of grant, subject to earlier termination following the individual’s cessation of service with the Company. In 2015, an additional 100,000 shares were authorized for issuance by the Company’s board of directors. As of December 31, 2020, stock options to purchase and restricted stock units to convert to a total of 491,414 shares of common stock were outstanding under the 2011 Plan and no shares were available for future issuance.
2020 Equity Incentive Plan
On June 2, 2020, at the 2020 Annual Meeting of Stockholders of NeoPhotonics Corporation, the Company’s stockholders approved NeoPhotonics Corporation 2020 Equity Incentive Plan (the “2020 Plan”). The Plan became effective immediately upon stockholder approval at the Annual Meeting. The aggregate number of shares of common stock reserved for issuance under the 2020 Plan will not exceed the sum of (i) 1,921,414 shares and (ii) certain shares subject to outstanding awards granted under the Company’s 2010 Equity Incentive Plan or 2011 Inducement Award Plan that may become available for issuance under the 2020 Plan, as such shares become available from time to time. As of December 31, 2020, stock options to purchase and restricted stock units to convert to a total of 246,435 shares of common stock were outstanding under the 2020 Plan and 1,786,184 shares were reserved for future issuance.
Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Years ended December 31,
Stock options	2020	2019	2018
Weighted-average expected term (years)	6.00	6.00	6.02
Weighted-average volatility	69%	67%	65%
Risk-free interest rate	0.46%	1.82%-2.27%	2.27%-2.62%
Expected dividends	—%	—%	—%
Stock appreciation units
Weighted-average expected term (years)	1.15	1.52	1.94
Weighted-average volatility	66%	64%	66%
Risk-free interest rate	0.11%-1.60%	1.63%-2.63%	1.03%-2.81%
Expected dividends	—%	—%	—%
ESPP
Weighted-average expected term (years)	0.72	0.71	0.72
Weighted-average volatility	62%	71%	61%
Risk-free interest rate	0.11%-0.15%	1.75%-2.44%	1.93%-2.59%
Expected dividends	—%	—%	—%

Expected term. The expected term for stock options was estimated using the Company’s historical exercise behavior and expected future exercise behavior. Vested stock appreciation units first became exercisable upon the expiration of the lock-up

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Stock-Based Compensation Expense
The following table summarizes the stock-based compensation expense recognized for the years ended December 31, 2020, 2019 and 2018. Unamortized stock-based compensation costs capitalized as part of inventory were immaterial in each of the periods presented (in thousands):

	Years ended December 31,
	2020	2019	2018
Cost of goods sold	$2,305	$2,244	$2,596
Research and development	3,367	3,138	3,570
Sales and marketing	2,403	2,411	3,248
General and administrative	4,262	4,663	4,728
	$12,337	$12,456	$14,142
Stock Option and Restricted Stock Unit Activity
The following table summarizes the Company’s stock option and restricted stock unit, or RSU, activity during the year ended December 31, 2020. The table does not include market-based or performance based RSU awards.

		Stock Options		Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	1,309,215	2,598,745	$5.93	3,170,981	$5.80
Authorized for issuance	3,619,813	—	—	—	—
Granted	(2,086,620)	53,760	8.56	1,942,460	7.67
Exercised/Converted	—	(498,041)	4.36	(1,313,256)	6.19
Cancelled/Forfeited	(1,056,224)	(57,547)	10.42	(178,504)	6.48
Balance at December 31, 2020	1,786,184	2,096,917	$6.25	3,621,681	$6.63

The following table summarizes information about stock options outstanding as of December 31, 2020:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	2,093,935	$6.25	4.42	$6,579,560
Exercisable	2,013,287	$6.22	4.28	$6,407,012

The weighted-average exercise price of stock options outstanding as of December 31, 2020 was $6.25. As of December 31, 2020, the weighted-average remaining contractual term of stock options outstanding was 4.42 years.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was $0.9 million, $1.6 million and $2.3 million, respectively. The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2019 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2020. The intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018, was $2.1 million, $1.3 million and $2.4 million, respectively.
The weighted-average fair value of options granted was $5.22, $2.68 and $4.03 per share for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, there was $0.3 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 0.7 years.
Included in the outstanding stock options at December 31, 2020 are 0.5 million shares of market-based stock options granted to key personnel. The fair value of its market-based option grants was $4.72 for 2015 and $1.65 for 2014 using a Monte Carlo simulation model with the assumptions discussed above. These options vested in September 2016 as a result of the satisfaction of the market condition requiring the average closing price of the Company’s common stock over a period of 20 consecutive trading days to be equal to or greater than $15.00 per share and the recipients remaining in continuous service with the Company through such period. The Company recorded approximately $4.8 million in related stock-based compensation expense for these options in 2016.
The following table summarizes information about RSUs outstanding as of December 31, 2020:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	3,173,040	$—	1.34	$28,842,929
The fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $8.1 million, $8.9 million and $9.8 million, respectively. The intrinsic value of RSUs vested and expected to vest as of December 31, 2020 is calculated based on the fair value of the Company’s common stock as of December 31, 2020. The intrinsic value of RSUs converted during the years ended December 31, 2020, 2019 and 2018, was $11.3 million, $4.7 million and $7.4 million, respectively.
The weighted-average fair value of RSUs granted was $7.67, $4.90 and $6.83 per share for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, the Company had $15.6 million of unrecognized stock-based compensation expense for RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 2.5 years.
The majority of the Company’s RSUs that were converted during the years ended December 31, 2020, 2019 and 2018 were net share settled. Upon each settlement date, RSUs were withheld to cover the minimum withholding tax and the remaining amounts were delivered to the recipient as shares of the Company’s common stock. In 2020, 2019 and 2018, the Company withheld 206,065, 155,267 and 147,572 shares, respectively, and remitted cash of $1.8 million, $0.7 million and $1.0 million, respectively, to the appropriate tax authorities.
Market-based Restricted Stock Unit Activity
In 2019 and 2018, the Company granted 10,000 shares and 695,000 shares, respectively, of market-based RSUs to certain employees. These RSUs will vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share and the recipients remain in continuous service with the Company through such service period. 30,000 and 63,500 RSU's were canceled during 2020 and 2019, respectively, no RSUs were canceled in 2018. There were no RSUs vested in 2020, 2019 and 2018.
The weighted average grant-date fair value per share of market-based RSUs granted during 2019 and 2018 was approximately $4.86 and $5.82, respectively. As of December 31, 2020, the Company had $0.6 million of unrecognized stock-based compensation expense for RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 0.78 years. The fair value of market-based RSUs was measured on the grant date using Monte Carlo simulation model with the following assumptions:

	Years ended December 31,
	2019	2018
Weighted-average volatility	66%	66%
Risk-free interest rate	2.79%	2.79%
Expected dividends	—%	—%
Market-based RSUs expire seven years from the date of grant. As of December 31, 2020, the weighted average remaining contractual term for market-based RSUs is 4.6 years.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The weighted average grant-date fair value per share of performance-based RSUs granted during 2020 was $7.73 per share

Stock Appreciation Unit Activity
The following table summarizes the Company’s stock appreciation unit activity during the year ended December 31, 2020:

	Stock Appreciation Units	Weighted-Average Exercise Price
Stock appreciation units outstanding as of December 31, 2019	163,471	$5.01
Stock appreciation units exercised	(10,264)	$3.58
Stock appreciation units canceled	(3,207)	$5.06
Stock appreciation units outstanding as of December 31, 2020	150,000	$5.11

The fair value of stock appreciation units vested was immaterial in 2020, 2019 and 2018. The intrinsic value of stock appreciation units is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2020. Cash paid for stock appreciation units exercised was $0.1 million in 2020, 2019 and 2018, respectively. The stock appreciation units may only be settled in cash.
As of December 31, 2020 and 2019, the liability for settlement of stock appreciation units was approximately $0.7 million and $0.8 million, respectively, and was included in accrued and other current liabilities on the consolidated balance sheet, based on the fair value of the stock appreciation units, that will be recognized through settlement.
Included in the outstanding stock appreciation units at December 31, 2020 were 0.2 million shares of market-based stock appreciation units granted to key personnel which were granted during 2013. These market-based units vested in September 2016 upon the satisfaction of the market condition requiring the average closing price of the Company’s common stock over a period of 20 consecutive trading days to be equal to or greater than $15.00 per share and the recipients remaining in continuous service with the Company through such period. In 2020, the Company recorded approximately $0.1 million gain as compared to approximately $0.2 million loss in 2019, in related stock-based compensation for these stock appreciation units.
Employee Stock Purchase Plan
The Company issued 326,209 shares under the 2010 ESPP during the year ended December 31, 2020. As of December 31, 2020, there was $0.8 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through November 2021.

18. Income taxes
The provision for income taxes is based upon the income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
U.S. operations	$(7,083)	$(21,579)	$(43,384)
Non-U.S. operations	3,919	6,136	1,076
	$(3,164)	$(15,443)	$(42,308)

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current
Federal	$(39)	$(71)	$(49)
State	(12)	(3)	36
Foreign	(2,091)	(1,854)	(1,634)
	(2,142)	(1,928)	(1,647)
Deferred
Federal	—	—	42
Foreign	940	295	276
Total provision	$(1,202)	$(1,633)	$(1,329)
The tax provision differs from the amount obtained by applying the U.S. federal statutory tax rate as follows (in thousands, except percentages):

	Years Ended December 31,
	2020	2019	2018
Federal statutory rate	21%	21%	21%
Tax at federal statutory rate	$673	$3,255	$8,869
State taxes, net of federal benefit	(12)	(3)	36
Permanent differences	(125)	1,514	(371)
Stock-based compensation	(1,054)	(1,014)	(1,079)
Change in valuation allowance	(885)	(5,186)	(10,094)
Research and development	713	932	914
Foreign rate differences	(205)	(531)	(697)
Foreign tax credit	—	(405)	49
Change in prior year deferred balances	(302)	—	1,653
Other	(5)	(195)	(609)
Total provision for income taxes	$(1,202)	$(1,633)	$(1,329)

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax assets and liabilities comprise the following (in thousands):

	December 31,
	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards	$53,906	$54,339
Federal and state credits	31,927	30,111
Reserves, accruals and other	13,339	14,132
Fixed assets and intangibles	3,297	2,783
Total deferred tax assets	102,469	101,365
Valuation allowance	(94,017)	(92,149)
Total deferred tax assets, net of valuation allowance	8,452	9,216
Less deferred tax liabilities:
Acquired intangibles	(288)	(283)
Property, plant and equipment	(3,217)	(4,663)
Right-of-use lease assets	(2,796)	(3,124)
Net deferred tax assets	$2,151	$1,146
Reported as:
Long term deferred tax assets, included within other long-term assets	$2,652	$1,674
Long term deferred income tax liabilities, included within noncurrent liabilities	(501)	(528)
Net deferred tax assets	$2,151	$1,146
The net valuation allowance increased by $1.9 million in 2020 and increased by $0.7 million in 2019. There was no material change to the valuation allowance in 2020.
The Company did not record a full valuation allowance against its net deferred tax assets in most foreign jurisdictions as it believes these deferred tax assets were realizable on a more likely than not basis as of December 31, 2020. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulative net losses to date, the Company continues to maintain a full valuation allowance against its net U.S. deferred tax assets.
The Company adopted ASU 2016-16 on a modified retrospective basis effective January 1, 2018. Upon adoption of this standard on January 1, 2018, the Company recorded $1.8 million to accumulated deficit balance for intra-entity transfer of an asset other than inventory in prior years.
As of December 31, 2020, the Company had federal and state net operating loss, or NOL, carryforwards of approximately $289.4 million and $52.0 million, respectively. Federal NOL carryforwards start to expire in 2022 and a portion of the California NOL carryforwards will begin to expire in 2028. As of December 31, 2020, the Company also had federal and state research and development tax credit carryovers of $11.3 million and $20.2 million, respectively. The federal credits will begin to expire in 2021 and the state credits can be carried forward indefinitely. The Company also had $10.5 million of foreign tax credit carryforwards which will start to expire in 2023 if not utilized. Utilization of NOL carryforwards and carried over tax credits may be subject to substantial annual limitation due to federal and state ownership limitations. The annual limitation may result in the expiration of NOL and tax credit carryforwards before utilization. The deferred tax assets listed above do not include NOL carryforwards that are expected to expire unutilized as a result of existing ownership changes.
The Company maintains its position for undistributed foreign earnings to be indefinite and does not provide for outside basis differences under the indefinite reinvestment assertion of ASC 740-30. Accordingly, the Company does not anticipate the need to provide for additional taxes for basis differences or withholding taxes on remitted foreign earnings in the immediate future.
At December 31, 2020, the Company’s gross unrecognized tax benefits were approximately $20.5 million, of which none would impact the effective tax rate if recognized. A substantial portion of these unrecognized tax benefits could be subject to valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company does not believe that the amount of unrecognized tax benefits will change significantly in the next twelve months. There were no interest or penalties related to unrecognized tax benefits. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2017	$25,539
Net changes in tax positions in the period	657
Balance at December 31, 2018	26,196
Net changes in tax positions in the period	(5,544)
Balance at December 31, 2019	20,652
Net changes in tax positions in current year	(106)
Balance at December 31, 2020	$20,546

The Company’s material tax jurisdictions are the United States federal, California, Japan and China. As a result of NOL carryforwards, substantially all of the Company’s tax years remain open to U.S. federal and state tax examination. Tax years for 2013 and forward remain open for Chinese tax examination.

19. Segment and geographic information
The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company’s operations as a whole and reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources. In 2020, 2019 and 2018, the Company operated in one reportable segment.
Through 2020, the Company has aligned its products to High Speed Products and Network Products and Solutions (see Note 3).
The following tables set forth the Company’s asset information by geographic region (in thousands):

	As of December 31,
	2020	2019
Property, plant and equipment, net:
China	$19,144	$19,230
United States	21,734	26,068
Japan	21,409	25,772
Rest of world	4,478	10,063
Total	$66,765	$81,133

20. Selected Quarterly Financial Data (unaudited)
The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2020 and 2019:

Year ended December 31, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share value)
Revenues	$97,401	$103,171	$102,398	$68,193
Gross profit	29,726	33,502	24,404	15,450
Net income (loss)	6,307	5,725	(4,903)	(11,495)
Basic net income (loss) per share	$0.13	$0.12	$(0.10)	$(0.23)
Diluted net income (loss) per share	$0.12	$0.11	$(0.10)	$(0.23)
Weighted averages shares used to compute basic net income (loss) per share	48,615	49,077	49,936	50,256
Weighted averages shares used to compute diluted net income (loss) per share	50,617	51,661	49,936	50,256

Year ended December 31, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share value)
Revenues	$79,366	$81,690	$92,392	$103,356
Gross profit	15,737	15,675	26,199	31,202
Net income (loss)	(14,091)	(7,326)	2,272	2,069
Basic net income (loss) per share	$(0.30)	$(0.16)	$0.05	$0.04
Diluted net income (loss) per share	(0.30)	(0.16)	0.05	0.04
Weighted averages shares used to compute basic net income (loss) per share	46,414	46,754	47,666	48,358
Weighted averages shares used to compute diluted net income (loss) per share	46,414	46,754	48,615	50,238

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation as of the end of the period covered in this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 at a reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of our assessment, using the criteria in Internal Control – Integrated Framework (2013), our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which appears below.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
NeoPhotonics Corporation
San Jose, California

Opinion on Internal Control over Financial Reporting

We have audited NeoPhotonics Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ BDO USA, LLP
San Jose, California
February 25, 2021

ITEM 9B.    OTHER INFORMATION
Not applicable.

Part III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1—Election of Directors” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC on or before April 30, 2021.
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
We intend to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at http://www.neophotonics.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2020.
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Form 10-K:
1. Consolidated Financial Statements:

2. Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in the financial statements.

3. Exhibits

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Asset Purchase Agreement dated December 14, 2016, by and among NeoPhotonics Dongguan Co., Ltd., NeoPhotonics (China) Co., Ltd. and APAT Optoelectronics Components Co., Ltd.	Form 8-K	001-35061	2.1	January 23, 2017
2.2*	Supplementary Agreement to Asset Purchase Agreement, dated January 12, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.	Form 8-K	001-35061	2.2	January 23, 2017
2.3*	Second Supplementary Agreement to Asset Purchase Agreement, dated January 14, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.	Form 8-K	001-35061	2.3	January 23, 2017
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1/A	333-166096	3.5	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1/A	333-166096	4.1	May 17, 2010
4.2	Description of Securities	Form 10-K/A	001-35061	4.2	March 3, 2020
10.1	Form of Indemnification Agreement entered into by and between NeoPhotonics Corporation and each of its directors and officers.	Form S-1	333-166096	10.1	April 15, 2010
10.2+	2010 Equity Incentive Plan, as amended and forms of agreement thereunder.	Form S-8	333-189577	99.1	June 25, 2013
10.3+	Amended and Restated Non-Employee Director Compensation Policy of NeoPhotonics Corporation.	Form 10-K	001-35061	10.5	March 16, 2017
10.4+	Amended and Restated 2010 Employee Stock Purchase Plan	Form DEF 14A	001-35061		April 22, 2019
10.5+	2020 Equity Incentive Plan and forms of agreement thereunder	Form S-8	333-238938	99.1	June 4, 2020
10.6	Lease between Santur Corporation and 40915 Encyclopedia Circle, LLC, dated June 28, 2010.	Form 10-K	001-35061	10.35	March 30, 2012
10.7	First Lease Amendment by and between NeoPhotonics Corporation and Landlord as defined in the recitals thereto, dated May 21, 2013.	Form 10-Q	001-35061	10.3	August 8, 2013
10.8*	Maximum Comprehensive Credit Line Contract and Maximum Mortgage Contract by and between Agricultural Bank of China and NeoPhotonics (China) Co., Ltd. dated November 3, 2008 and December 25, 2008, respectively.	Form S-1	333-166096	10.9	April 15, 2010
10.9	Property Lease Contract between NeoPhotonics (China) Co., Ltd. and Dongguan Conrad Hi-Tech Park Ltd., dated May 13, 2011.	Form 10-Q	001-35061	10.3	November 10, 2011
10.10	Building Lease Agreement between NeoPhotonics Japan Godo Kaisha and Jones Lang Lasalle K.K., dated September 8, 2011.	Form 10-Q	001-35061	10.4	November 10, 2011
10.11+	Employment Letter by and between NeoPhotonics Corporation and Timothy S. Jenks, dated March 30, 2010.	Form S-1	333-166096	10.17	April 15, 2010
10.12+	Offer Letter by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated January 2, 2005.	Form S-1	333-166096	10.19	April 15, 2010
10.13*+	Offer Letter by and between NeoPhotonics (China) Co., Ltd. and Chi Yue (“Raymond”) Cheung, dated August 14, 2007.	Form S-1	333-166096	10.20	April 15, 2010
10.14+	2011 Inducement Award Plan and related documents.	Form S-8	333-177306	99.1	October 13, 2011

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.15**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated February 25, 2015 (Contract A).	Form 10-K	001-35061	10.42	March 16, 2015
10.16**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated February 25, 2015 (Contract B).	Form 10-K	001-35061	10.43	March 16, 2015
10.17*	Amendment to Credit Agreement and Amendment to Security Agreement, dated October 20, 2015, by and between NeoPhotonics Corporation and CITIC Bank.	Form 10-Q	001-35061	10.2	November 6, 2015
10.18*	Comprehensive Credit Granting Contract, dated October 20, 2015, by and between Neophotonics (China) Co., Ltd., Neophotonics Dongguan Co., Ltd. and Shenzhen Branch CITIC Bank.	Form 10-K	001-35061	10.42	March 15, 2016
10.19*	Credit Line Agreement, dated July 9, 2015, by and between NeoPhotonics (China) Co., Ltd and Shanghai Pudong Development Bank Corporation.	Form 10-K	001-35061	10.43	March 15, 2016
10.20+	Retention Agreement by and between the Company and Timothy S. Jenks, dated August 5, 2016.	Form 10-Q	001-35061	10.2	August 9, 2016
10.21+	Retention Agreement by and between the Company and Dr. Chi Yue (“Raymond”) Cheung, dated August 5, 2016.	Form 10-Q	001-35061	10.3	August 9, 2016
10.22+	Retention Agreement by and between the Company and Dr. Wupen Yuen, dated August 5, 2016.	Form 10-Q	001-35061	10.6	August 9, 2016
10.23	Lease Agreement, dated September 9, 2016, by and between NeoPhotonics Corporation and SP Zanker Property LLC.	Form 10-Q	001-35061	10.7	November 8, 2016
10.24*	Extension dated September 14, 2016 of Property Lease Contract, dated May 31, 2011, by and between NeoPhotonics Dongguan Co., Ltd. and Dongguan Conrad Hi-Tech Park, Ltd.	Form 10-Q	001-35061	10.8	November 8, 2016
10.25*	Amendment dated August 3, 2016, by and between NeoPhotonics (China) Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch, to that certain Credit Line Agreement dated as of July 9, 2015	Form 10-Q	001-35061	10.11	November 8, 2016
10.26*	Comprehensive Credit Granting Contract, dated October 21, 2016, by and between Neophotonics (China) Co., Ltd. and Shenzhen Branch CITIC Bank	Form 10-Q	001-35061	10.13	November 8, 2016
10.27*	Financing Line of Credit Agreement, dated July 25, 2016, by and between Neophotonics Dongguan Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch	Form 10-Q	001-35061	10.14	November 8, 2016
10.28**	Term Loan Agreement, dated March 29, 2017, by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi.	Form 10-Q	001-35061	10.2	May 9, 2017
10.29	Lease Agreement, dated June 13, 2017, by and between NeoPhotonics Corporation and The Realty Associates Fund X, L.P.	Form 8-K	001-35061	10.1	June 19, 2017
10.30+	Offer Letter dated July 13, 2017 by and between NeoPhotonics Corporation and Elizabeth Eby.	Form 10-Q	001-35061	10.1	November 8, 2017
10.31+	Retention Agreement dated August 14, 2017 by and between NeoPhotonics Corporation and Elizabeth Eby.	Form 10-Q	001-35061	10.2	November 8, 2017
10.32	Credit Agreement, dated as of September 8, 2017, among NeoPhotonics Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent.	Form 8-K	001-35061	10.1	September 11, 2017
10.33*	Comprehensive Credit Granting Contract, dated December 14, 2017, by and between NeoPhotonics (China) Co., Ltd. and China CITIC Bank.	Form 8-K	001-35061	10.1	December 18, 2017

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.34**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Toyko-Mitsubishi UFJ, Ltd. and The Yamanashi Chou Bank, Ltd. dated January 29, 2018	Form 10-K	001-35061	10.73	March 9, 2018
10.35+	Amendment to Retention Agreement by and between NeoPhotonics Corporation and Elizabeth Eby dated November 6, 2017.	Form 10-K	001-35061	10.74	March 9, 2018
10.36+	Offer Letter dated March 19, 2018 by and between NeoPhotonics Corporation and Yang Chiah Yee.	Form 10-Q	001-35061	10.2	May 9, 2018
10.37+	Retention Agreement dated March 22, 2018 by and between NeoPhotonics Corporation and Yang Chiah Yee.	Form 10-Q	001-35061	10.3	May 9, 2018
10.38	First Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement dated June 14, 2019, with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	Form 8-K	001-35061	10.1	June 19, 2019
10.39+	2020 Bonus Program.	Form 10-Q	001-35061	10.1	November 2, 2020
21.1	List of subsidiaries of NeoPhotonics Corporation.					X
23.1	Consent of BDO USA LLP, independent registered public accounting firm.					X
23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

February 25, 2021
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on February 25, 2021 on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY S. JENKS	President, Chief Executive Officer and	February 25, 2021
Timothy S. Jenks	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ ELIZABETH EBY	Senior Vice President, Finance and Chief	February 25, 2021
Elizabeth Eby	Financial Officer (Principal Financial and
Accounting Officer)

/s/ CHARLES J. ABBE	Director	February 25, 2021
Charles J. Abbe

/s/ YANBING LI	Director	February 25, 2021
Yanbing Li

/s/ BANDEL L. CARANO	Director	February 25, 2021
Bandel L. Carano

/s/ RAJIV RAMASWAMI	Director	February 25, 2021
Rajiv Ramaswami

/s/ MICHAEL J. SOPHIE	Director	February 25, 2021
Michael J. Sophie

/s/ IHAB S. TARAZI	Director	February 25, 2021
Ihab S. Tarazi