Form 10-Q
period 2021-03-31
NEOPHOTONICS CORP
filed 2021-04-29
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
    As of April 23, 2021, there were approximately 51,329,729 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION
For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except par value data)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$83,068	$95,117
Short-term investments	27,671	27,669
Restricted cash	488	489
Accounts receivable, net	39,975	45,232
Inventories	46,373	46,901
Prepaid expenses and other current assets	15,425	20,173
Total current assets	213,000	235,581
Property, plant and equipment, net	60,977	66,765
Operating lease right-of-use assets	13,315	13,823
Purchased intangible assets, net	1,280	1,468
Goodwill	1,115	1,115
Other long-term assets	4,808	4,912
Total assets	$294,495	$323,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,538	$43,539
Current portion of long-term debt	3,026	3,232
Accrued and other current liabilities	32,672	42,053
Total current liabilities	73,236	88,824
Long-term debt, net of current portion	29,047	30,327
Operating lease liabilities, noncurrent	13,974	14,522
Other noncurrent liabilities	8,580	9,584
Total liabilities	124,837	143,257
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized; at March 31, 2021, 51,009 shares issued and outstanding; at December 31, 2020, 50,457 shares issued and outstanding	128	126
Additional paid-in capital	599,744	597,460
Accumulated other comprehensive income (loss)	(608)	1,735
Accumulated deficit	(429,606)	(418,914)
Total stockholders’ equity	169,658	180,407
Total liabilities and stockholders’ equity	$294,495	$323,664
See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

(In thousands, except per share data)	2021	2020
Revenue	$60,926	$97,401
Cost of goods sold	47,587	67,675
Gross profit	13,339	29,726
Operating expenses:
Research and development	13,098	11,884
Sales and marketing	3,865	3,659
General and administrative	7,294	6,789
Acquisition and asset sale related costs	163	12
Total operating expenses	24,420	22,344
Income (loss) from operations	(11,081)	7,382
Interest income	105	98
Interest expense	(227)	(378)
Other income, net	1,143	1,198
Total interest and other income, net	1,021	918
Income (loss) before income taxes	(10,060)	8,300
Income tax provision	(632)	(1,993)
Net income (loss)	$(10,692)	$6,307

Basic net income (loss) per share	$(0.21)	$0.13
Diluted net income (loss) per share	$(0.21)	$0.12
Weighted average shares used to compute basic net income (loss) per share	50,717	48,615
Weighted average shares used to compute diluted net income (loss) per share	50,717	50,617

See accompanying Notes to Condensed Consolidated Financial Statements.

 NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,

(in thousands)	2021	2020
Net income (loss)	$(10,692)	$6,307
Other comprehensive loss:
Foreign currency translation adjustments, net of zero tax	(2,343)	(1,970)
Total other comprehensive loss	(2,343)	(1,970)
Comprehensive income (loss)	$(13,035)	$4,337

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended March 31, 2021	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2020	50,457	$126	$597,460	$1,735	$(418,914)	$180,407
Comprehensive loss	—	—	—	(2,343)	(10,692)	(13,035)
Issuance of common stock upon exercise of stock options	199	—	1,109	—	—	1,109
Issuance of common stock for vested restricted stock units	503	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(150)	—	(1,835)	—	—	(1,835)
Stock-based compensation costs	—	—	3,012	—	—	3,012
Balances at March 31, 2021	51,009	$128	$599,744	$(608)	$(429,606)	$169,658

Three Months Ended March 31, 2020	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2019	48,526	$121	$582,504	$(7,871)	$(414,548)	$160,206
Comprehensive income (loss)	—	—	—	(1,970)	6,307	4,337
Issuance of common stock upon exercise of stock options	52	—	231	—	—	231
Issuance of common stock for vested restricted stock units	114	1	—	—	—	1
Tax withholding related to vesting of restricted stock units	(30)	—	(219)	—	—	(219)
Stock-based compensation costs	—	—	2,682	—	—	2,682
Balances at March 31, 2020	48,662	$122	$585,198	$(9,841)	$(408,241)	$167,238

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

(In thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$(10,692)	$6,307
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,381	6,674
Stock-based compensation expense	3,277	2,518
Deferred taxes	344	1,214
Others	108	86
Gain on sale of assets and other write-offs	(17)	(25)
Write-down of inventories	2,267	3,011
Amortization of operating lease right-of-use assets	508	462
Foreign currency remeasurement	(968)	(1,118)
Change in operating assets and liabilities:
Accounts receivable	5,255	7,209
Inventories	(2,260)	(2,699)
Prepaid expenses and other assets	3,441	(469)
Accounts payable	(5,526)	523
Accrued and other liabilities	(11,062)	1,233
Net cash provided by (used in) operating activities	(8,944)	24,926
Cash flows from investing activities
Purchase of property, plant and equipment	(1,908)	(2,578)
Proceeds from sale of property, plant and equipment and other assets	358	109
Purchase of marketable securities	(13,503)	(24)
Proceeds from sale of marketable securities	13,501	—
Net cash used in investing activities	(1,552)	(2,493)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	1,548	231
Tax withholding on restricted stock units	(1,835)	(219)
Repayment of bank loans	(794)	(1,772)
Repayment of finance lease liabilities	(24)	(21)
Net cash used in financing activities	(1,105)	(1,781)
Effect of exchange rates on cash, cash equivalents and restricted cash	(449)	(254)
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,050)	20,398
Cash, cash equivalents and restricted cash at the beginning of the period	95,606	81,439
Cash, cash equivalents and restricted cash at the end of the period	$83,556	$101,837
Supplemental disclosure of non-cash investing and financing activities:
Unpaid property, plant and equipment in accounts payable	$862	$1,130

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of presentation and significant accounting policies
Basis of Presentation and Consolidation
The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. These condensed consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.
Certain Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; successful and timely completion of product design efforts; the ability of the Company to sell its new products into new market segments; trade restrictions by the United States against the Company's customers in China, as well as potential retaliatory trade actions taken by China; the loss of any of its larger customers; restrictions on the Company's ability to sell to foreign customers due to additional U.S. or new China trade laws, regulations and requirements; disruptions of the supply chain of components needed for its products; ability to obtain additional financing; inability to meet certain debt covenants; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; and new product design introductions by competitors. The inputs into the Company’s judgments and estimates consider the economic implications of the Covid-19 pandemic as the Company knows them, on its critical and significant accounting estimates. The extent to which the Covid-19 pandemic may impact its business will depend on future developments, which are highly uncertain, such as the duration of the outbreak, travel restrictions, governmental mandates issued to mitigate the spread of the disease, business closures, economic disruptions, and the effectiveness of actions taken to contain and treat the virus. Accordingly, future adverse developments with respect to the Covid-19 pandemic may have a negative impact on its sales, supply chain and results of operations. The inputs into the Company's judgments and estimates also consider the Department of Commerce Entities List restrictions on Huawei Technologies effective September 2020 for the Company and expected loss of business from Huawei Technologies. See also Note 7.
Concentration
In the three months ended March 31, 2021, four customers were each greater than 10% and the Company’s total revenue and the Company's top five customers represented approximately 80% of the Company’s total revenue. In the three months ended March 31, 2020, two customers were greater than 10% of the Company's total revenue. Huawei accounted for approximately 52% of the Company's total revenue, one other customer was greater than 10% and the Company’s top five customers represented approximately 85% of the Company’s total revenue.
As of March 31, 2021, four customers accounted for a total of 72% of the Company’s total accounts receivable. As of December 31, 2020, three customers accounted for a total of 65% of the Company’s total accounts receivable.
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

Due to the additional restrictions imposed by the U.S. Bureau of Industry and Security ("BIS"), an agency of the U.S. Department of Commerce, which became effective in September 2020, and the expected loss of business from Huawei, the

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Company performed a recoverability test in the third and fourth quarters of 2020 and determined there was no impairment of long-lived assets.
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
Accounting Pronouncements Recently Adopted
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance became effective for fiscal years beginning after December 15, 2020. The Company adopted this ASU in the first quarter of 2021 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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
Nature of products
Revenue from the sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
High Speed Products	$57,273	$89,850
Network Products and Solutions	3,653	7,551
Total revenue	$60,926	$97,401
The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Three Months Ended March 31,
	2021	2020
China	$15,244	$58,909
Americas	5,191	18,340
Rest of world	40,491	20,152
Total revenue	$60,926	$97,401
Deferred revenue
The Company records deferred revenue when cash payments are received or due in advance of the Company's performance. There were no deferred revenue balances as of March 31, 2021 and December 31, 2020.
Contract assets
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such right is conditional on something other than the passage of time. Contract assets exclude any amounts presented as an accounts receivable. There were no contract assets balances as of March 31, 2021 and December 31, 2020.
Refund liabilities
The Company recognizes a refund liability if the Company receives consideration from a customer and expects to refund some or all of that consideration to the customer. The refund liabilities as of March 31, 2021 and December 31, 2020 were immaterial.
Note 3. Net income (loss) per share
The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$(10,692)	$6,307
Denominator:
Weighted average shares used to compute per share amount:
Basic	50,717	48,615
Diluted	50,717	50,617

Basic net income (loss) per share	$(0.21)	$0.13
Diluted net income (loss) per share	$(0.21)	$0.12

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company has excluded the impact of the following outstanding employee stock options and restricted stock units as well as the shares expected to be issued under its employee stock purchase plan from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Employee stock options	1,897	975
Restricted stock units	3,365	42
Market-based restricted stock units	305	612
Performance-based restricted stock units	90	—
Employee stock purchase plan	344	344
	6,001	1,973

Note 4. Cash, cash equivalents, short-term investments and restricted cash
The following table summarizes the Company’s cash, cash equivalents and restricted cash (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$83,068	$95,117
Restricted cash	488	489
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$83,556	$95,606
The following table summarizes the Company’s unrealized gains and losses related to its short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of March 31, 2021				As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$27,671	$—	$—	$27,671	$27,669	$—	$—	$27,669
Reported as:
Short-term investments				$27,671				$27,669

As of March 31, 2021 and December 31, 2020, maturities of marketable securities were less than one year. There were no realized gains and losses on the sale of marketable securities during the three months ended March 31, 2021 and 2020. The Company did not recognize any impairment losses on its marketable securities during the three months ended March 31, 2021 or 2020. As of March 31, 2021, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 5. Fair value disclosures
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2021				As of December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments:
Money market funds	$27,671	$—	$—	$27,671	$27,669	$—	$—	$27,669
Other long-term assets:
Mutual funds held in Rabbi Trust	$826	$—	$—	$826	$810	$—	$—	$810
 The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at March 31, 2021. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.
There were no liabilities that are measured at fair value on a recurring basis as of March 31, 2021.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As of March 31, 2021 and December 31, 2020 the Company had no assets or liabilities required to be measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value
The carrying values of accounts receivable, accounts payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.
Note 6. Balance sheet components
Accounts receivable, net
Accounts receivable, net, consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable	$40,020	$45,277
Allowance for doubtful accounts	(45)	(45)
	$39,975	$45,232

Inventories
Inventories consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$24,741	$25,620
Work in process	10,348	9,196
Finished goods(1)	11,284	12,085
	$46,373	$46,901
________________________________________________________

(1)Finished goods inventory at customer vendor managed inventory locations was $1.4 million and $1.7 million as of March 31, 2021 and December 31, 2020, respectively.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Transition services agreement receivable (refer to Note 11)	$—	$5,933
Prepaid taxes and taxes receivable	6,008	6,137
Receivables due from suppliers	6,056	4,891
Deposits and other prepaid expenses	2,983	2,417
Other receivable	378	795
	$15,425	$20,173
Purchased intangible assets, net
Purchased intangible assets, net, consist of the following (in thousands):

	March 31, 2021			December 31, 2020
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$37,593	$(37,154)	$439	$37,637	$(37,021)	$616
Customer relationships	15,399	(15,399)	—	15,487	(15,487)	—
Leasehold interest	1,299	(458)	841	1,304	(452)	852
	$54,291	$(53,011)	$1,280	$54,428	$(52,960)	$1,468

For the three months ended March 31, 2021 and 2020, amortization expense relating to technology and patents is included within cost of goods sold and totaled $0.2 million in each period.
The estimated future amortization expense of purchased intangible assets as of March 31, 2021, was as follows (in thousands):

2021 (remaining nine months)	$446
2022	10
2023	10
2024	10
2025	10
Thereafter	794
$1,280

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Employee-related	$22,663	$19,656
Transition services agreement payables (refer to Note 11)	823	9,708
Operating lease liabilities, current	2,143	2,128
Income and other taxes payable	1,289	1,590
Accrued warranty	1,096	1,111
Other accrued expenses	4,658	7,860
	$32,672	$42,053
Warranty accrual
The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$1,111	$712
Warranty accruals	61	225
Settlements	(76)	(188)
Ending balance	$1,096	$749

 Other noncurrent liabilities
Other noncurrent liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Pension and other employee-related	$3,671	$3,844
Asset retirement obligations	3,825	3,810
Transition services agreement payables (See Note 11)	—	823
Deferred income tax liabilities	500	501
Government grant	584	606
	$8,580	$9,584

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Restructuring Charges
Restructuring charges
On August 17, 2020, BIS increased restrictions on Huawei and its affiliates on the Entity List related to items produced domestically and abroad that use U.S. technology or software and imposed additional requirements for items subject to its export control authority. The Company announced on October 5, 2020, that it will manage the business without relying on and will not plan on future revenue contributions from Huawei. As a result, the Company initiated certain restructuring actions to reduce operating expenses and manufacturing costs while maintaining the Company's focus on its core capabilities, including its lasers, coherent components and solutions for data center interconnect and high speed communications networks. Under the restructuring actions, the Company estimates it will incur severance and related charges of approximately $1.1 million and is expected to be completed by the third quarter of 2021.
A summary of the current period activity in accrued restructuring costs is as follows (in thousands):

	Employee Severance	Other	Total
Restructuring obligations December 31, 2020	$97	$42	$139
Charges	—	—	—
Cash payments	(64)	(42)	(106)
Restructuring obligations March 31, 2021	$33	$—	$33

Note 8. Debt
The table below summarizes the carrying amounts and weighted average interest rates of the Company’s debt (in thousands, except percentages):

	March 31, 2021		December 31, 2020
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Long-term debt, current and noncurrent:
Borrowing under Wells Fargo Credit Facility	$21,136	1.96%	$21,030	2.01%
Mitsubishi Bank loans	6,655	1.07% -1.47%	7,662	1.05%-1.45%
Mitsubishi Bank and Yamanashi Chuo Bank loan	4,388	1.08%	5,002	1.07%
Total long-term debt	32,179		33,694
Finance lease liability	165		189
Unaccreted discount and issuance costs	(271)		(324)
Total long-term debt, net of unaccreted discount and issuance costs	$32,073		$33,559
Reported as:
Current portion of long-term debt	$3,026		$3,232
Long-term debt, net of current portion	29,047		30,327
Total long-term debt, net of unaccreted discount and issuance costs	$32,073		$33,559
Notes payable and short-term borrowing
The Company regularly issues notes payable to its suppliers in China. These notes are supported by non-interest bearing bank acceptance drafts issued under the Company’s existing line of credit facilities and are due three to six months after issuance. As a condition of the notes payable arrangements, the Company is required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of March 31, 2021, the Company’s subsidiary in China had two line of credit facilities with the following banking institutions:
•Under the first line of credit facility with Shanghai Pudong Development Bank, the Company can borrow up to RMB 120.0 million ($18.3 million) for short-term loans at varying interest rates, or up to approximately RMB 240.0 million ($36.6 million) for bank acceptance drafts (with up to 50% compensating balance requirement). This line of credit facility expires in November 2021.
•Under the second line of credit facility with Shanghai Pudong Development Bank, which expires in November 2021, the Company can borrow up to RMB 30.0 million ($4.6 million) for short-term loans at varying interest rates,

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
or up to approximately RMB 60.0 million ($9.2 million) for bank acceptance drafts (with up to 50% compensating balance requirement).
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had no outstanding balance at March 31, 2021 and December 31, 2020.
As of March 31, 2021 and December 31, 2020, there were no non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities. There were no compensating balances relating to these credit facilities as of March 31, 2021 and December 31, 2020, respectively. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.
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
The Credit Facility agreement ("Agreement") requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Company is required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million shall include unused borrowing capacity. The Agreement also restricts the Company's ability to dispose of assets, to permit change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments and make certain restricted payments. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets.
On June 14, 2019, the Company entered into a First Amendment to the Credit Facility (the "Amended Credit Facility"). The Amendment removes Huawei from the list of “Eligible Accounts” as a basis for the Company’s borrowing while Huawei is on the "Entity List" published by BIS. During the period of time while Huawei remains on the Entity List, the concentration limits of certain other customers are increased to partially offset the removal of Huawei. Additionally, until Huawei is no longer on the Entity List, the Company is required to maintain a temporary combination of certain defined unrestricted cash and unused borrowing capacity under the Credit Facility of at least $30.0 million in the U.S. and $40.0 million world-wide, of which at least $5.0 million shall include unused borrowing capacity. In May 2020, Fiberhome Technologies Group and certain affiliates ("Fiberhome") was added to the BIS Entity List and is also excluded from the Borrowing Base.
The Company was in compliance with the covenants of this Amended Credit Facility as of March 31, 2021 and December 31, 2020. As of March 31, 2021, the outstanding balance under the Credit Facility was $21.1 million and the weighted average rate under the LIBOR option was 1.96%. The remaining borrowing capacity as of March 31, 2021 was $9.0 million, of which $5.0 million is required to be maintained as unused borrowing capacity.
During the three months ended March 31, 2021, $0.1 million of accrued interest was included as a component of the principal amount of Wells Fargo Credit Facility.
Mitsubishi Bank loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with MUFG Bank, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500.0 million JPY ($4.4 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY (approximately $9.0 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The 2015 Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by the Company’s Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate ("TIBOR") plus 1.40%. The Term Loan A required interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8.3 million JPY (approximately $0.1 million) until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY (approximately $0.1 million) on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40.5 million JPY (approximately $0.4 million). The Term Loan A of 500.0 million JPY (approximately $4.4 million) was repaid to the Mitsubishi Bank in January 2018.
The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with the related covenants as of March 31, 2021 and December 31, 2020. Outstanding principal balance for the Mitsubishi Term Loans was 391.7 million JPY (approximately $3.5 million) as of March 31, 2021.
In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690.0 million JPY (approximately $6.2 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment owned by the Company's subsidiary in Japan. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with these covenants as of March 31, 2021 and December 31, 2020. The loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $6.2 million) under this loan was fully drawn in March 2017. Outstanding principal balance for the 2017 Mitsubishi Bank Loan was approximately 345.0 million JPY (approximately $3.1 million) as of March 31, 2021.
Mitsubishi Bank and Yamanashi Chuo Bank loan
In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chuo Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $7.7 million) (the “Term Loan C”). The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C requires no additional security. The Term Loan C was available from January 29, 2018 to January 29, 2025. The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of March 31, 2021 and December 31, 2020. Outstanding principal balance for the Mitsubishi Bank and Yamanashi Chuo Bank Loan was approximately 485.7 million JPY (approximately $4.4 million) as of March 31, 2021.
As of March 31, 2021, maturities of total long-term debt were as follows (in thousands):

2021 (remaining nine months)	$2,376
2022	24,244
2023	3,039
2024	2,260
2025	425
$32,344

Note 9. Leases
The Company has operating leases for offices, research and development facilities and manufacturing facilities. Leases have remaining terms of one year to seven years, some of which include options to extend the leases and some of which may include options to terminate the leases within one year. As of March 31, 2021 and December 31, 2020, an asset recorded in property, plant and equipment under a finance lease was immaterial.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$774	$759
Variable and short-term lease cost	629	403
Total lease cost	$1,403	$1,162

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$878	$718
Weighted average remaining lease term
Operating leases	6.2 years	7.2 years
Weighted average discount rate
Operating leases	6.5%	6.4%
Future minimum lease payments under non-cancelable leases as of March 31, 2021 were as follows (in thousands):

Operating Leases
2021 (remaining nine months)	$2,347
2022	3,134
2023	3,074
2024	2,944
2025	3,021
Thereafter	5,241
Total future minimum lease payments	19,761
Less imputed interest	(3,644)
Total	$16,117
As of March 31, 2021 and December 31, 2020, the future minimum lease payments are captured in the Company's Consolidated Balance Sheets as follows:

Operating Leases:	March 31, 2021	December 31, 2020
Accrued and other current liabilities	$2,143	$2,128
Operating lease liabilities, noncurrent	13,974	14,522
Total	$16,117	$16,650

Note 10. Japan pension plan
The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan as of March 31, 2021 was $2.8 million, of which $0.6 million was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet. The pension liability related to the Company’s RAP in Japan as of December 31, 2020 was $3.0 million, of which $0.7 million, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.
Net periodic pension cost associated with this plan was immaterial in the three months ended March 31, 2021 and 2020.
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

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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

On October 27, 2020, the parties entered into a settlement agreement to settle all claims and release all property preservation orders. In exchange for a full release of all claims by all parties, terms of the settlement agreement include the following: i) APAT OE to pay NeoChina the arbitration awards in the amount of RMB 52,014,519 (approximately $7.6 million) plus interest of RMB 6,122,150 (approximately $0.9 million) for a total amount of RMB 58,136,669 (approximately $8.5 million) and ii) NeoPhotonics Corporation to pay APAT Hong Kong, a wholly-owned subsidiary of APAT OE, $10,031,515 plus $500,000 in interest for a total payment $10,531,515 for amounts that were paid by customers to NeoPhotonics Corporation for sales of products made by APAT OE after the close of the asset purchase agreement.

In accordance with the settlement agreement, the first payment from APAT OE to the Company occurred in November 2020. All other payments between the parties, except the final payment, were completed in the first quarter of 2021 with the final payment by the Company to APAT expected to occur in first quarter of 2022.

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

At March 31, 2021, the amount payable by the Company to APAT OE under the settlement agreement is approximately $0.8 million, and is included in Accrued and Other Liabilities in the caption "Transition Services Agreement Payable" (See Note 6). APAT OE has repaid the full amount of the Transition Services Agreement Receivable owed to the Company and there is currently no balance remaining as of March 31, 2021 (See Note 6).

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

Note 12. Stockholders’ equity
Common Stock
As of March 31, 2021, the Company had reserved 7,504,431 common stock for issuance under its equity incentive plans and 1,391,002 common stock shares for issuance under its employee stock purchase plan.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$1,951	$(216)	$1,735
Other comprehensive loss, net of taxes of zero	(2,343)	—	(2,343)
Balances at March 31, 2021	$(392)	$(216)	$(608)

No material amounts were reclassified out of accumulated other comprehensive loss during the three months ended March 31, 2021 and 2020 for realized gains or losses on available-for-sale securities.
Accumulated Deficit
Approximately $10.0 million of the Company’s retained earnings within its total accumulated deficit as of December 31, 2020 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves.
Note 13. Restricted net assets
The Company’s consolidated subsidiaries operating in China and Japan are restricted from transferring funds or assets to its parent company in the form of cash dividends, loans or advances. As of March 31, 2021 and December 31, 2020, the Company's consolidated subsidiaries had $11.3 million and $11.4 million, respectively, of restricted net assets. This compares to the Company's consolidated net assets of $169.7 million and $180.4 million as of March 31, 2021 and December 31, 2020, respectively, which consisted of (in thousands):

	March 31, 2021	December 31, 2020
Cash restricted in China as a result of unfulfilled government grants	$451	$452
China earnings restricted to fund statutory common reserves in China	9,973	10,010
Loan agreements in Japan requiring local subsidiaries to maintain minimum net asset levels	903	969
Total restricted net assets in the Company's consolidated subsidiaries	$11,327	$11,431

Note 14. Stock-based compensation
The following table summarizes the stock-based compensation expense recognized in the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$548	$537
Research and development	862	758
Sales and marketing	554	530
General and administrative	1,313	693
	$3,277	$2,518
As of March 31, 2021 and December 31, 2020, stock-based compensation capitalized in inventories totaled $0.4 million and $0.3 million, respectively.

Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Stock Options and Restricted Stock Units (RSUs)
The following table summarizes the Company’s stock option and RSU activity, excluding market and performance-based RSUs, during the three months ended March 31, 2021:

	Stock Options	Restricted Stock Units
	Number of Shares	Number of Units
Balance as of December 31, 2020	2,096,917	3,621,681
Granted	—	6,950
Exercised/Converted	(199,607)	(199,394)
Cancelled/Forfeited	(59)	(63,888)
Balances at March 31, 2021	1,897,251	3,365,349
At March 31, 2021, the Company had $0.2 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures. At March 31, 2021, the Company had $13.3 million of unrecognized stock-based compensation expense for RSUs, excluding market and performance-based RSUs, net of estimated forfeitures.
Market-based Restricted Stock Units
As of March 31, 2021, the Company has granted 705,000 shares of market-based RSUs and 305,250 shares remain outstanding to certain employees. These RSUs will vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share and the recipients remain in continuous service with the Company through such service period. A total of 303,250 market-based RSUs have vested and 96,500 market-based RSUs have been cancelled through March 31, 2021. As of March 31, 2021, the Company had $0.7 million of unrecognized stock-based compensation expense for these RSUs, net of estimated forfeitures. The fair value of market-based RSUs was measured on the grant date using Monte Carlo simulation model with the following assumptions:

Assumptions Used
Weighted-average volatility	66%
Risk-free interest rate	2.79%
Expected dividends	—%
Performance-based Restricted Stock Units
In April 2020, the Company granted 90,400 shares of performance-based RSUs to certain employees. These RSUs will vest upon certification by the Board of Directors or the Compensation Committee that the Company has achieved at least $425 million in revenue over four consecutive fiscal quarters and the recipients remain in continuous service with the Company through such service period. No performance-based RSUs were vested or cancelled through March 31, 2021.
Stock Appreciation Units (SAUs)
SAUs are liability classified share-based awards. Outstanding SAUs are re-measured each reporting period at fair value until settlement. The Company did not grant any SAUs during the three months ended March 31, 2021 or 2020. As of March 31, 2021 and December 31, 2020, there were 150,000 SAUs outstanding, respectively, and related SAU liabilities were $1.1 million and $0.7 million, respectively.
Employee Stock Purchase Plan (ESPP)
The Company did not issue any shares under the ESPP during the three months ended March 31, 2021. As of March 31, 2021, there was $0.4 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2021. In June 2019, the Company adopted an Amendment and Restatement of the ESPP to increase the number of shares authorized for issuance under the ESPP by an additional 1,500,000 shares and to eliminate the annual "'evergreen" automatic increase provisions.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
Note 15. Income taxes
The income tax provision from income taxes in the periods presented is based upon the income (loss) before income taxes (in thousands):

	Three Months Ended March 31,
	2021	2020
Income tax provision	$(632)	$(1,993)
 The Company’s income tax provision in the three months ended March 31, 2021 was primarily related to income taxes on earnings from its foreign tax jurisdictions. The Company’s income tax provision in the three months ended March 31, 2020 was due to income taxes on earnings from operations in the U.S. and foreign tax jurisdictions. The decrease in income tax expense for the three months ended March 31, 2021, as compared to the same period in 2020 was primarily due to decreased earnings from its U.S. operations for the three months ended March 31, 2021.
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
As of March 31, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2020.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act which provided certain tax relief measures. On December 27, 2020, the U.S. enacted the Consolidated Appropriations Act of 2021 (CAA) which extended and expanded certain tax relief measures created by the CARES Act. On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (ARPA). Theses legislations have not had a material impact on the Company's operations to date and the Company will continue to evaluate the impact they may have on its future business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2021 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K.. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.
This Quarterly Report on Form 10-Q for the period ended March 31, 2021 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2021 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We develop, manufacture and sell optoelectronic products that transmit and receive high-speed digital optical signals that connect the Cloud and hyperscale data center and telecom networks. We are the world's primary supplier of ultra-pure light tunable lasers that are required for the highest speed-over-distance fiber optic communications links. "Cloud " refers to the vast constellation of servers that are located in data centers around the world and which are accessed through the internet, along with the associated software and data bases that run on them and the communications links that interconnect them.

Our products deliver, for each wavelength, 400 Gigabits per Second ("G"), 600G and 800G and beyond data rates. We sell high performance integrated pluggable coherent optical transceiver modules which directly transmit high-speed data using industry standard Internet Protocol ("IP") coding over Dense Wavelength Division Multiplexing ("DWDM"), greatly simplifying data networks, thereby reducing costs and power consumption.

With adoption of coherent transmission using pluggable high-speed optical modules in Cloud and hyperscale data centers, we believe our total addressable market is rapidly expanding.

Our recently introduced 400ZR and 400ZR+ pluggable transceiver modules enable new, lower cost network architectures using IP over DWDM protocols that addresses new, rapidly expanding major market segments. Such modules can replace a chassis-based line card with the same much smaller form factor as a pluggable client side transceiver, so that interconnects between data centers can be as simple as interconnects within a data center.

Over the past decade we have been first to deliver commercial mass production volumes of coherent optical components for each of the speed advances as maximum speeds per wavelength, or color, have advanced from 100G to 200G, 400G, 600G and now 800G.

We believe that we are well positioned to continue world market leadership in these laser, component and module solutions based on our leadership in the ultra-pure light lasers which power them and our comprehensive technologies for Silicon Photonics, Indium Phosphide, Photonic Integrated Circuits ("PICs") and optical ICs.

Our high-speed optical communications products use coherent technology to encode optical signals from electronic signals for transmission and to decode it for receiving. Ultra high speeds require coherent technology that encodes information using the phase, amplitude and polarization of an optical wavelength, packing in far more information than simple on/off encoding. We believe that we are a global leader in coherent transmission technology, based on our achieved data rates or speeds, over distance, leadership in ultra-pure color lasers and optical integration for miniaturization and low power consumption.

Coherent has become the technology of choice for high speed over distance data transmission in Cloud infrastructure and data center interconnection, in addition to telecom networks. The move to 400G and above transmission speeds is a fulcrum for the industry as it marks the next major step-up in speed. 400G is becoming the basic building block for network deployments for all distances greater than 40km, all of which require coherent transmission technology.

We sell to virtually all of the leading telecom network equipment companies such as Acacia Communications, ADVA, Ciena, Cisco Systems, Fiberhome, Fujitsu, Huawei, Infinera, NEC, Nokia and ZTE. Note that due to restrictions imposed by BIS on Huawei, shipments to Huawei and its affiliates were minimal in the first quarter of 2021.

We believe that use cases for 400ZR and 400ZR+ system-level modules will extend across data center interconnect to backhaul for 5G wireless networks and to metro networks. The lower power, higher port density and interoperability of pluggable solutions drive this forecast. These architectures are driven by hyperscale operators and we believe they will be adopted in metro telecom networks using 400ZR+ pluggable modules in areas where reach and density make it the clear economic winner with much lower total costs. Furthermore, we believe that our high performance optics combined with next generation digital signal processors ("DSPs") will enable 800ZR and 800ZR+ pluggable modules within the next few years.

We believe that substantially lower costs associated with 400ZR+ pluggable modules will drive the extension of coherent modules into metro networks through elimination of network equipment proprietary chassis, and reduction in the number of Reconfigurable Optical Add Drop Multiplexers ("ROADMs") that are required in current network architectures.

Our High Speed Products for data rates of 100G, 400G, 600G, 800G and above were 94% of our revenues for the three months ended March 31, 2021 compared to 92% for the quarter ending March 31, 2020. Our sales concentration in High Speed Products has increased each year for more than 10 years. “High Speed Products” refers to transmitter and receiver products as well as switching and other component products for 100G and beyond optical transmission applications. Our high speed 100G and beyond products are based on our Advanced Hybrid Photonic Integration technologies, which support 100 gigabits or more per second of information transmitted over a single channel. Our 400G and above products are a subset of our High Speed Products.

Products capable of data rates of 400G and above have accounted for more than 10% of our revenue since 2018 and have nearly doubled from $44 million in 2019 to $86 million in 2020. Revenue from products for 400G and above applications further increased to $31.4M in the quarter ending March 31, 2021 representing 52% of total revenues and growth of 134% over the first quarter of 2020. We believe that the market for 400G and above products will grow at a 5-year compound annual growth rate of approximately 70 percent through 2024. We therefore expect our 400G and above revenues will continue to grow at an accelerated rate over the immediate and longer term.

The Covid-19 pandemic is impacting our business, the business of our customers and suppliers, as well as how we execute our business. We have implemented strict measures to ensure and maintain safety, including working remotely where possible with enhanced protocols in each of our global facilities.

Our operations and products support essential communications networks globally. We continue to adjust comprehensive business continuity plans to ensure that we are able to deliver for our customers. We are working closely with our supply chain partners globally to ensure we have access to critical components, as we see strong demand for our products supporting increased network bandwidth.

We believe that our balance sheet and liquidity position provide the flexibility needed to support our operations and planned production ramping.
Our Solutions
Three critical optical components are required to make a coherent transceiver: (1) a laser with a very narrow linewidth for very pure light; (2) a coherent modulator capable of changing both the intensity and phase of the optical signal to code data onto it; and (3) a coherent receiver capable of detecting both the intensity and phase of the received optical signal to “understand” its content, plus an electronic DSP IC.
We have been a leading volume supplier of these optical components since coherent systems were first deployed in volume for telecommunications networks a decade ago, in 2010. We are now the leading supplier of narrow linewidth tunable lasers and coherent receivers to the coherent market, and we have introduced new high-speed coherent modulators for 400G, 600G and above applications. We use our coherent components to design, manufacture and sell complete coherent pluggable transceivers including our 400G QSFP-DD, OSFP and CFP2-DCO modules.

Our core capabilities in coherent optics open further opportunities for us in adjacent markets outside of communications. Coherent technology improves sensitivity and performance for such applications as inter-satellite communication links including for low earth orbit ("LEO") satellites, sensing for industrial applications, LIDAR for autonomous vehicle navigation, and medical imaging.

Critical accounting policies and estimates
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Results of Operations
Revenue
Our business is focused on the highest speed digital optics and signal processing communications applications. In the three months ended March 31, 2021, our High Speed Products for data rates of 100G and beyond comprised 94% of our revenues.
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

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Total revenue	$60,926	$97,401	$(36,475)	(37)%
 We generate most of our revenue from a limited number of customers. We have several large customers which may or may not exceed 10% of revenue in any given quarter. Four customers were greater than 10% of our revenue for the three months ended March 31, 2021 and two customers were greater than 10% for the three months ended March 31, 2020. Excluding Huawei, our next four largest customers accounted for 74% and 33% of our revenue in the three months ended March 31, 2021 and 2020, respectively.
Three Months Ended March 31, 2021 Compared With Three Months Ended March 31, 2020

Total revenue decreased by $36.5 million, or 37%, in the three months ended March 31, 2021 compared to the same period in 2020. The majority of the decrease is the result of the additional BIS restrictions on Huawei effective in the third quarter of 2020, partially offset by an increase in our high performance products. Huawei revenue was 1% in the three months ended March 31, 2021 and 52% for the same period in 2020. Excluding Huawei, revenue in the first quarter of 2021 grew 28% year over year, reflecting our expansion with other customers and markets. Of this, our 400G and above product revenue in the first quarter of 2021 was slightly above last quarter’s and comprised 52% of revenue, up from 46% of revenue in the fourth quarter of 2020 and grew 134% year-over-year.

In the three months ended March 31, 2021 and 2020, respectively, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer was as follows:

	Three Months Ended March 31,
	2021	2020
China	25%	60%
Americas	9%	19%
Rest of world	66%	21%
Total revenue	100%	100%
Geographic revenue represents the shipment location and frequently changes based on the location of contract manufacturing, rather than end customer location. Shipments to the Americas and to the rest of the world are mainly to contract manufacturers for non-China based network equipment manufacturers ("NEMs").

We believe we will continue to be an industry leader for the highest speed over distance network solutions, supplying customers with components and modules which deliver the highest bandwidth per wavelength and per fiber for long distances. Our High Speed Product market segment consistently represents 94% or more of our business. Since launching 400ZR and 400ZR+ pluggable coherent modules in the fourth quarter of 2019, we have been shipping units for qualification and our first production lines have been installed and being readied for ramping. In addition, we are sampling our newest 96Gbaud component suite for superb 800G DCI and 400G long-haul transmissions. We believe these high-performance products will bring revenue growth and potential expansion into other markets. While we expect a significant portion of our revenue will continue to be derived from a limited number of customers, we continue to see some customer diversification with four customers greater than 10% of our revenue in the first quarter of 2021 and expect a further increase in diversification with expansion of our high-performance products.
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

As a manufacturing company, our margins are sensitive to changes in volume and factory utilization. We have made significant operational improvements with solid progress on cost reductions, yield improvement and effective cost absorption through higher volume in addition to reducing depreciation costs. Because of the additional BIS restrictions on Huawei, the business volume in the first quarter of 2021 was significantly lower as compared to the same period in 2020; with 37% lower revenue and Chinese New Year holiday impacting our factory utilization and cost absorption, gross profit as a percentage of revenue decreased by 9% to 22% as compared to 31% in the same period in 2020.

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Cost of goods sold	$47,587	$67,675	$(20,088)	(30)%
Gross profit	$13,339	$29,726	$(16,387)	(55)%

	Three Months Ended March 31,
	2021	2020
Gross profit as a % of revenue	22%	31%
Three Months Ended March 31, 2021 Compared With Three Months Ended March 31, 2020
Gross profit decreased by $16.4 million, or 55%, to $13.3 million in the three months ended March 31, 2021, compared to $29.7 million in the same period in 2020. Gross margin decreased to 22% in the three months ended March 31, 2021, compared to 31% in the three months ended March 31, 2020. The decrease in gross profit was primarily driven by $18.6 million of utilization and related charges, annual price adjustments offset by continuous cost reductions, approximately $1.4 million decrease in inventory write-downs mostly due to less end-of-life products reserve and $0.8 million reduction in China tariffs and other expenses. Tariffs on most of the products we imported into China have been eliminated since late March 2020.
Operating Expenses
Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and other variable compensation.

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Research and development	$13,098	$11,884	$1,214	10%
Sales and marketing	3,865	3,659	206	6%
General and administrative	7,294	6,789	505	7%
Asset sale related costs	163	12	151	1,258%
Total operating expenses	$24,420	$22,344	$2,076	9%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended March 31, 2021 Compared With Three Months Ended March 31, 2020

We focus our research and development efforts to continue pushing the performance leadership boundaries. Research and development expense of $13.1 million, or 21% of revenue, increased $1.2 million, or 10%, in the three months ended March 31, 2021, compared to the same period in 2020. The increase was primarily due to $0.6 million higher payroll and related expenses, $0.3 million net increase in development expenses, and $0.3 million increase in depreciation.

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

Three Months Ended March 31, 2021 Compared With Three Months Ended March 31, 2020

Sales and marketing expense remained flat in the three months ended March 31, 2021, compared to the same period in 2020.

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

Three Months Ended March 31, 2021 Compared With Three Months Ended March 31, 2020

General and administrative expense increased by $0.5 million or 7%, in the three months ended March 31, 2021, compared to the same period in 2020. The increase was mainly from $0.6 million increase in variable compensation, $0.5 million increase in payroll and related expenses, net of $0.6 million decrease in professional services costs.
Asset sale related costs
We incurred $0.2 million and less than $0.1 million in asset sale and related costs during the three months ended March 31, 2021 and 2020, respectively, for legal and other professional services.
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

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Interest income	$105	$98	$7	7%
Interest expense	(227)	(378)	151	(40)%
Other income, net	1,143	1,198	(55)	(5)%
Total	$1,021	$918	$103	11%
Interest expense included in interest and other income, net decreased by $0.2 million in the first quarter of 2021, as compared to the same period in 2020. The decrease in interest expense was due to $9.2 million decrease in outstanding borrowings and lower interest rate on our Wells Fargo Bank loan.

Income taxes
We conduct our business globally and our operating income is subject to varying rates of tax in the U.S., China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region.

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Income tax provision	$(632)	$(1,993)	$1,361	(68)%

Our income tax provision in the three months ended March 31, 2021 and 2020 was primarily related to the operating profit realized in our foreign subsidiaries in Japan and China. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue.
Liquidity and capital resources
As of March 31, 2021, we had working capital of $139.8 million, including total cash, short-term investments and restricted cash of $111.2 million. Approximately 40% of our total cash, short-term investments and restricted cash were held by our foreign entities, including approximately $35.4 million in accounts held by our subsidiaries in China, of which $0.5 million was in restricted cash, and approximately $8.3 million in accounts held by our subsidiary in Japan. Cash, short-term investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.
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
We were in compliance with the covenants of this Credit Facility as of March 31, 2021. As of March 31, 2021, the outstanding balance under the Credit Facility was $21.1 million and the weighted average rate under the LIBOR option was 1.96%. The remaining borrowing capacity as of March 31, 2021 was $9.0 million, of which $5.0 million is required to be maintained as unused borrowing capacity.
We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of March 31, 2021, our subsidiaries in China had two line of credit facilities with banking institutions.

Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China, had no outstanding balance at March 31, 2021 and December 31, 2020. There were no compensating balances relating to these credit facilities as of March 31, 2021 and December 31, 2020, respectively. Compensating balances are classified as restricted cash on our condensed consolidated balance sheets.
As of March 31, 2021, we had two loan arrangements with MUFG Bank, Ltd. (collectively the “Mitsubishi Bank Term Loans”) and a third loan arrangement with the MUFG Bank, Ltd. and The Yamanashi Chuo Bank, Ltd. One of Mitsubishi Bank Term Loans requires equal monthly payments of principal equal to 8.3 million JPY (approximately $0.1 million) until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY (approximately $0.1 million) on the maturity date. Interest on this loan accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by manufacturing equipment owned by our subsidiary in Japan. The second term loan of 690.0 million JPY (approximately $6.2 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $6.2 million) under this loan was fully drawn in March 2017. In January 2018, we entered into a term loan agreement with MUFG Bank, Ltd. and The Yamanashi Chuo Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $7.7 million) (the "Mitsubishi-Yamanashi Term Loan"). The Mitsubishi-Yamanashi Term Loan was available from January 29, 2018 to January 29, 2025. The full amount of the Mitsubishi-Yamanashi Term Loan was drawn on January 29, 2018. Interest on the Mitsubishi-Yamanashi Term Loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Mitsubishi-Yamanashi Term Loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. As of March 31, 2021, our aggregate outstanding principal balance under Mitsubishi Bank Term Loans and Mitsubishi-Yamanashi Term Loan was 1.2 billion JPY (approximately $11.0 million). Refer to Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further details.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months. Historically, we have collected on the notes receivable in full at the time of maturity.
In the first three months of 2021, we generated an operating loss of $11.1 million and used cash from operations of $8.9 million. We had an accumulated deficit of $429.6 million as of March 31, 2021. As of March 31, 2021, the remaining borrowing capacity under our revolving line of credit agreement with Wells Fargo Bank, was $9.0 million, of which $5.0 million is required to be maintained as unused borrowing capacity. Additionally, we had $3.0 million of current portion of long-term debt as of March 31, 2021, which we plan to pay out from our existing available cash.
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
Cash flow discussion
The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$(8,944)	$24,926
Net cash used in investing activities	(1,552)	(2,493)
Net cash used in financing activities	(1,105)	(1,781)
Effect of exchange rates on cash, cash equivalents and restricted cash	(449)	(254)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(12,050)	$20,398
Operating activities
Net cash used in operating activities was $8.9 million in the three months ended March 31, 2021, compared to $24.9 million net cash provided by operating activities in the same period in 2020. The net cash used in operating activities increased by $33.9 million primarily due to the increase in net loss of $17.0 million, a net decrease in working capital of $15.9 million primarily related to a net payment to APAT of approximately $3.8 million as a result of the litigation settlement from the fourth quarter of 2020, timing of payments, collection efforts and inventory management when compared to the same period in 2020.
Investing activities
Net cash used in investing activities was $1.6 million in the three months ended March 31, 2021, compared to $2.5 million used in investing activities in the same period in 2020. The decrease in cash flows used in investing activities was primarily due to a decrease in purchases of property, plant and equipment of $0.7 million and an increase in proceeds from the sale of property, plant and equipment and other assets of $0.2 million, when compared to the same period in 2020.
Financing activities
Net cash used in financing activities was $1.1 million in the three months ended March 31, 2021, compared to $1.8 million used in financing activities in the same period in 2020. The decrease in cash flows used in financing activities was primarily due to a decrease in net payments under our note payable and debt arrangements of $1.0 million, offset by an increase in payments related to tax withholding on restricted stock units of $1.6 million when compared to the same period in 2020.
Off-balance Sheet Arrangements
As of March 31, 2021, we did not have any significant off-balance sheet arrangements.
Recent Accounting Pronouncements
Refer to Note 1 “Basis of presentation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to other market risk have not changed materially since December 31, 2020. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the Covid-19 pandemic. We are continually monitoring and assessing the impact of the Covid-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
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
ITEM 1A.    RISK FACTORS
Except for those risk facts denoted by an asterisk (*), the risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021, which risk factors are set forth below.
Risks Associated with Our Business
*We are dependent on a small number of customers for a significant portion of our revenue and the loss of, or a significant reduction in orders in any period from any of these major customers may reduce our revenue and adversely impact our results of operations.

The telecommunications systems market is concentrated with approximately ten global network equipment manufacturing companies having collectively more than 90% market share. We have generated most of our revenue from a limited number of customers. Four customers were greater than 10% of our revenue for the three months ended March 31, 2021 and two customers were greater than 10% for the three months ended March 31, 2020. Revenue from Huawei was 1% in the three months ended March 31, 2021 and 52% for the same period in 2020. This decrease was due to BIS restrictions on business with Huawei. Excluding Huawei, our next four largest customers accounted for 74% and 33% of our revenue in the three months ended March 31, 2021 and 2020, respectively. The removal of Huawei from our Q1 2021 forecast had a material adverse effect on our revenue and the expected reduction in sales to Huawei for the remainder of 2021 versus our sales in 2020 is expected to have a material adverse impact. The lack of significant growth from, the loss of, or a significant reduction in orders from any of our other major customers would materially and adversely affect our revenue and results of operations.

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

If the Cloud and data center market segments fail to grow as expected, or if demand for our solutions in these segments fails to materialize, our business, financial condition, results of operations, and prospects will suffer.

If our customers do not qualify our products for use or do not award us design wins, then our results of operations may suffer.

Prior to placing volume purchase orders with us, most of our customers require us to obtain their approval, a process called qualification in our industry, for our new and existing products. Our customers often audit our manufacturing facilities and perform other vendor evaluations during this process. The qualification process involves product sampling and reliability testing and collaboration with our product management and engineering teams in the design and manufacturing stages. If we are unable to qualify our products with customers, then our revenue would be lower than expected and we may not be able to recover the costs associated with the qualification process which would have an adverse effect on our results of operations.

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

In March 2021, the U.S. Department of Commerce enacted new regulations on Information and Communications Technology and Services (“ICTS”) which could result in new licensing requirements or delays or restrictions on the U.S. import of some of our foreign-made products.

In May 2019, BIS added Huawei and certain affiliates its Entity List. Absent a license, this action prevents Huawei from purchasing products, software and technology that are subject to U.S. Export Administration Regulations ("EAR"). We are committed to EAR compliance in each of the locations in which we do business. To ensure compliance, we immediately suspended shipments to Huawei and began a systematic assessment of our products sold to Huawei to determine how these products are, or are not, subject to the restrictions resulting from the Entity List. This suspension had an immediate impact on our products shipments to Huawei in the second quarter of 2019, which significantly affected our revenue for the second quarter and the remainder of 2019 and into 2020.

Due to the additional actions of BIS in August 2020, we halted shipments to Huawei after September 14, 2020 and simultaneously removed Huawei revenue from our operating plan while we conducted a systemic assessment of the impact of the new regulations on our products and production methods. The loss of revenue from Huawei in the three month periods ended December 31, 2020 and March 31, 2021 had a material adverse impact on our revenues and financial results, and we have taken actions to adjust our business. Further BIS or other government actions may adversely affect our ability to sell any products to Huawei.

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

Even if we are legally able to sell the same types of products we have sold historically, Huawei may decide not to purchase these products for various reasons, including to reduce its own risks of being exposed to disruptions of its supply chain.

*Manufacturing problems and supply constraints could impact manufacturing yields or result in delays in product shipments to customers and could adversely affect our revenue, competitive position and reputation.

We may experience delays, disruptions or quality control problems in our manufacturing operations or supply chain constraints, which could adversely impact manufacturing volumes, yields or delay or reduce product shipments. As a result, we could incur additional costs that would adversely affect our gross margin, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenue, competitive position and reputation.

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

Further, our products contain purchased components including electronic components and semiconductors. Due to the global shortages in the supply of semiconductors, we may be unable to meet our growth and revenue targets due to an inability to purchase sufficient components for our products to satisfy customer demand.

Additionally, it is possible that purchased components could contain quality defects, manufacturing defects, performance problems or even counterfeit substitutes, each of which could result in manufacturing issues. As a result, we could incur additional costs that would adversely affect our gross margin, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenue, competitive position and reputation.

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

On December 1, 2020, the Chinese government implemented a new Export Control Law (“ECL”) which regulates the export of certain technologies outside of China. As currently implemented, the ECL does not apply to our products and is not expected to impact our business; however the ECL could be amended in the future in a way that could adversely affect our business.

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

*We have had a history of losses and returned to losses in the fourth quarter of 2020 and we expect to recur in the future.

We have had a history of losses and we may incur additional losses in future periods. As of March 31, 2021, our accumulated deficit was $429.6 million. Due to the actions of BIS in August 2020, we decided to remove Huawei revenue from our operating plan while we conducted a systemic assessment of the impact of the new regulations on our products and production methods. As a result of this decision, we incurred losses in the first quarter of 2021 and we expect that we will incur further losses in 2021.

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

We believe that our existing cash and cash equivalents, and cash flows from our operating activities and funds available under our credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we operate in an industry that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to continue operations or execute on our current or future business strategies, including to:

•Invest in our research and development efforts (particularly in the Cloud and data center interconnect market segments), including by hiring additional technical and other personnel;

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

While many of our products are manufactured internally, we also rely upon contract manufacturers in Thailand, China, Japan and other Asia locations and Canada to provide back-end manufacturing and production of some of our products. Our reliance on contract manufacturers for some of our products makes us vulnerable to possible production capacity constraints, reduced control over their supply chains, delivery schedules, manufacturing yields, manufacturing quality controls and costs. If one of our contract manufacturers is unable to meet all of our customer demand in a timely fashion, whether due to their direct operating control, due to their supply chain or due to the Covid-19 pandemic or other factors, this could have a material adverse effect on the revenue from our products.

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

Our future success as a provider of components, modules and subsystems to leading network equipment vendors depends on continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including cloud services, mobile video and data services, wireless 4G/LTE and now 5G services, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless devices that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high-speed communications networks and the ability of network equipment vendors and carrier data center operators to fulfill this demand. While we believe the long term prospects for growth in data traffic remain strong, especially in Cloud and data center interconnect market segments, our business and financial results will suffer if growth does not occur as expected.

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

Participants in the markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors. In addition, from time to time, we have been notified that we may be infringing certain patents or other intellectual property rights of others (for example, see our discussion on the Finisar dispute). Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. In addition, there can be no assurance that third parties will not assert infringement claims against us, whether or not such claims are valid. While we believe that our products do not infringe in any material respect upon intellectual property rights of other parties and/or meritorious defense would exist with respect to any assertions to the contrary, we cannot be certain that our products would not be found infringing the intellectual property rights of others.

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

*Our revenues are typically subject to seasonality.

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

*We may be unable to utilize our net operating loss carryforwards to reduce our income taxes, which could adversely affect our future financial results.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 29% as of March 31, 2021, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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

The China government may change trade policies that impact our operations. Prior to early 2020, the China government imposed tariffs on certain of our products manufactured in our U.S. operations and imported into China from the United States. There has been exemption of these tariffs since then. We expect these tariffs, if applied without exemption, will increase our cost of goods sold. It is unknown if exemption, or any additional such tariffs or retaliatory actions, will be imposed or what impact they would have on us or our industry and customers. As new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated between China and the U.S. or other affected countries, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, in response to such trade tensions, the Chinese government and/or individual Chinese customers may take steps to reduce their supply chain dependence on products from U.S. suppliers through their own internal developments or the selection of non-U.S. suppliers, placing us at a commercial disadvantage and potentially affecting our business.

A considerable portion of our business outside of the Cloud and data center market segments involves selling high-speed optical components in China and any move to local Chinese vendors for these products might adversely affect our results.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011

3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1/A	333-166096	3.5	November 22, 2010

10.1	Updated Retention Agreement, dated March 25, 2021, between Yang Chiah Yee and NeoPhotonics Corporation.	Form 8-K	001-35061	10.1	March 30, 2021

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date:	April 29, 2021	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)