Form 10-Q
period 2021-06-30
NEOPHOTONICS CORP
filed 2021-08-03
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
    As of July 27, 2021, there were approximately 52,185,425 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except par value data)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$66,836	$95,117
Short-term investments	27,672	27,669
Restricted cash	495	489
Accounts receivable, net	47,763	45,232
Inventories	44,341	46,901
Prepaid expenses and other current assets	14,307	20,173
Total current assets	201,414	235,581
Property, plant and equipment, net	59,942	66,765
Operating lease right-of-use assets	14,452	13,823
Purchased intangible assets, net	1,139	1,468
Goodwill	1,115	1,115
Other long-term assets	5,193	4,912
Total assets	$283,255	$323,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,648	$43,539
Current portion of long-term debt	3,033	3,232
Accrued and other current liabilities	25,461	42,053
Total current liabilities	75,142	88,824
Long-term debt, net of current portion	27,488	30,327
Operating lease liabilities, noncurrent	14,787	14,522
Other noncurrent liabilities	8,446	9,584
Total liabilities	125,863	143,257
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized; at June 30, 2021, 52,080 shares issued and outstanding; at December 31, 2020, 50,457 shares issued and outstanding	130	126
Additional paid-in capital	602,877	597,460
Accumulated other comprehensive income	1,423	1,735
Accumulated deficit	(447,038)	(418,914)
Total stockholders’ equity	157,392	180,407
Total liabilities and stockholders’ equity	$283,255	$323,664
See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands, except per share data)	2021	2020	2021	2020
Revenue	$65,010	$103,171	$125,935	$200,572
Cost of goods sold	55,135	69,669	102,721	137,344
Gross profit	9,875	33,502	23,214	63,228
Operating expenses:
Research and development	15,410	13,689	28,508	25,573
Sales and marketing	3,362	4,279	7,227	7,938
General and administrative	7,398	8,803	14,692	15,592
Acquisition and asset sale related costs (recoveries)	(36)	120	127	132
Restructuring charges	22	—	22	—
Total operating expenses	26,156	26,891	50,576	49,235
Income (loss) from operations	(16,281)	6,611	(27,362)	13,993
Interest income	140	22	245	120
Interest expense	(220)	(301)	(447)	(679)
Other income (expense), net	(880)	(195)	263	1,003
Total interest and other income (expense), net	(960)	(474)	61	444
Income (loss) before income taxes	(17,241)	6,137	(27,301)	14,437
Income tax provision	(192)	(412)	(823)	(2,405)
Net income (loss)	$(17,433)	$5,725	$(28,124)	$12,032

Basic net income (loss) per share	$(0.34)	$0.12	$(0.55)	$0.25
Diluted net income (loss) per share	$(0.34)	$0.11	$(0.55)	$0.24
Weighted average shares used to compute basic net income (loss) per share	51,634	49,077	51,178	48,846
Weighted average shares used to compute diluted net income (loss) per share	51,634	51,661	51,178	51,124

See accompanying Notes to Condensed Consolidated Financial Statements.

 NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2021	2020	2021	2020
Net income (loss)	$(17,433)	$5,725	$(28,124)	$12,032
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	2,031	461	(312)	(1,509)
Total other comprehensive income (loss)	2,031	461	(312)	(1,509)
Comprehensive income (loss)	$(15,402)	$6,186	$(28,436)	$10,523

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended June 30, 2021	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at March 31, 2021	51,009	$128	$599,744	$(608)	$(429,605)	$169,659
Comprehensive income (loss)	—	—	—	2,031	(17,433)	(15,402)
Issuance of common stock upon exercise of stock options	199	—	1,045	—	—	1,045
Issuance of common stock under employee stock purchase plan	235	1	1,548	—	—	1,549
Issuance of common stock for vested restricted stock units	802	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(165)	(1)	(1,846)	—	—	(1,847)
Stock-based compensation costs	—	—	2,388	—	—	2,388
Balances at June 30, 2021	52,080	$130	$602,877	$1,423	$(447,038)	$157,392

Three Months Ended June 30, 2020	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at March 31, 2020	48,662	$122	$585,198	$(9,841)	$(408,241)	$167,238
Comprehensive income	—	—	—	461	5,725	6,186
Issuance of common stock upon exercise of stock options	263	1	1,114	—	—	1,115
Issuance of common stock under employee stock purchase plan	204	—	1,331	—	—	1,331
Issuance of common stock for vested restricted stock units	483	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(65)	—	(567)	—	—	(567)
Stock-based compensation costs	—	—	3,725	—	—	3,725
Balances at June 30, 2020	49,547	$124	$590,800	$(9,380)	$(402,516)	$179,028

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended June 30, 2021	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2020	50,457	$126	$597,460	$1,735	$(418,914)	$180,407
Comprehensive loss	—	—	—	(312)	(28,124)	(28,436)
Issuance of common stock upon exercise of stock options	398	1	2,154	—	—	2,155
Issuance of common stock under employee stock purchase plan	235	1	1,548	—	—	1,549
Issuance of common stock for vested restricted stock units	1,305	3	(3)	—	—	—
Tax withholding related to vesting of restricted stock units	(315)	(1)	(3,682)	—	—	(3,683)
Stock-based compensation costs	—	—	5,400	—	—	5,400
Balances at June 30, 2021	52,080	$130	$602,877	$1,423	$(447,038)	$157,392

Six Months Ended June 30, 2020	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2019	48,526	$121	$582,504	$(7,871)	$(414,548)	$160,206
Comprehensive income (loss)	—	—	—	(1,509)	12,032	10,523
Issuance of common stock upon exercise of stock options	316	1	1,346	—	—	1,347
Issuance of common stock under employee stock purchase plan	204	1	1,331	—	—	1,332
Issuance of common stock for vested restricted stock units	597	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(96)	—	(786)	—	—	(786)
Stock-based compensation costs	—	—	6,406	—	—	6,406
Balances at June 30, 2020	49,547	$124	$590,800	$(9,380)	$(402,516)	$179,028

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

(In thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$(28,124)	$12,032
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,486	13,292
Stock-based compensation expense	5,617	6,305
Deferred taxes	989	1,544
Others	171	179
Gain on sale of assets and other write-offs	(14)	(24)
Allowance for doubtful accounts	(1)	(6)
Write-down of inventories	6,096	4,173
Amortization of operating lease right-of-use assets	1,025	931
Foreign currency remeasurement	(129)	(991)
Change in operating assets and liabilities:
Accounts receivable	(2,532)	7,655
Inventories	(3,836)	(7,899)
Prepaid expenses and other assets	4,058	(3,268)
Accounts payable	2,294	3,693
Accrued and other liabilities	(19,775)	(3,122)
Net cash provided by (used in) operating activities	(21,675)	34,494
Cash flows from investing activities
Purchase of property, plant and equipment	(5,461)	(5,535)
Proceeds from sale of property, plant and equipment and other assets	1,013	110
Purchase of marketable securities	(22,504)	(27)
Proceeds from sale of marketable securities	22,501	—
Net cash used in investing activities	(4,451)	(5,452)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	4,143	2,679
Tax withholding on restricted stock units	(3,683)	(786)
Repayment of bank loans	(2,662)	(6,554)
Repayment of finance lease liabilities	(46)	(43)
Net cash used in financing activities	(2,248)	(4,704)
Effect of exchange rates on cash, cash equivalents and restricted cash	99	(186)
Net increase (decrease) in cash, cash equivalents and restricted cash	(28,275)	24,152
Cash, cash equivalents and restricted cash at the beginning of the period	95,606	81,439
Cash, cash equivalents and restricted cash at the end of the period	$67,331	$105,591
Supplemental disclosure of non-cash investing and financing activities:
Unpaid property, plant and equipment in accounts payable	$1,952	$1,296
Right-of-use asset in exchange for a lease liability	$1,645	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of presentation and significant accounting policies
Basis of Presentation and Consolidation
The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. These condensed consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.
Certain Significant Risks and Uncertainties
The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; successful and timely completion of product design efforts; the ability of the Company to sell its new products into new market segments; trade restrictions by the United States against the Company's customers in China, as well as potential retaliatory trade actions taken by China; the loss of any of its larger customers; restrictions on the Company's ability to sell to foreign customers due to additional U.S. or new China trade laws, regulations and requirements; disruptions of the supply chain of components needed for its products; ability to obtain additional financing; inability to meet certain debt covenants; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; and new product design introductions by competitors. The inputs into the Company’s judgments and estimates consider the economic implications of the Covid-19 pandemic as the Company knows them, on its critical and significant accounting estimates. The extent to which the Covid-19 pandemic may impact its business will depend on future developments, which are highly uncertain, such as the duration of the outbreak, travel restrictions, governmental mandates issued to mitigate the spread of the disease, business closures, economic disruptions, and the effectiveness of actions taken to contain and treat the virus. Accordingly, future adverse developments with respect to the Covid-19 pandemic may have a negative impact on its sales, supply chain and results of operations. The inputs into the Company's judgments and estimates also consider the Department of Commerce Entities List restrictions on Huawei Technologies effective September 2020 for the Company and loss of business from Huawei Technologies. See also Note 7.
Concentration
In the three months ended June 30, 2021, three customers were each greater than 10% of the Company’s total revenue and the Company's top five customers represented approximately 77% of the Company’s total revenue. In the three months ended June 30, 2020, Huawei accounted for approximately 52% of the Company's total revenue, one other customer was greater than 10% and the Company’s top five customers represented approximately 82% of the Company’s total revenue.

In the six months ended June 30, 2021, four customers were each greater than 10% of the Company’s total revenue and the Company's top five customers represented approximately 76% of the Company’s total revenue. In the six months ended June 30, 2020, Huawei accounted for approximately 52% of the Company's total revenue, one other customer was greater than 10% and the Company’s top five customers represented approximately 83% of the Company’s total revenue.
As of June 30, 2021, three customers accounted for a total of 57% of the Company’s total accounts receivable. As of December 31, 2020, three customers accounted for a total of 65% of the Company’s total accounts receivable.
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

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Due to the additional restrictions imposed by the U.S. Bureau of Industry and Security ("BIS"), an agency of the U.S. Department of Commerce, which became effective in September 2020, and the expected loss of business from Huawei, the Company performed a recoverability test in the third and fourth quarters of 2020 and determined there was no impairment of long-lived assets.
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
Nature of products
Revenue from the sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
High Speed Products	$61,032	$92,863	$118,305	$182,713
Network Products and Solutions	3,978	10,308	7,630	17,859
Total revenue	$65,010	$103,171	$125,935	$200,572
The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
China	$24,940	$62,665	$40,183	$121,574
Americas	5,997	16,080	11,188	34,421
Rest of world	34,073	24,426	74,564	44,577
Total revenue	$65,010	$103,171	$125,935	$200,572
Deferred revenue
The Company records deferred revenue when cash payments are received or due in advance of the Company's performance. There were no deferred revenue balances as of June 30, 2021 and December 31, 2020.
Contract assets
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such right is conditional on something other than the passage of time. Contract assets exclude any amounts presented as an accounts receivable. There were no contract assets balances as of June 30, 2021 and December 31, 2020.
Refund liabilities
The Company recognizes a refund liability if the Company receives consideration from a customer and expects to refund some or all of that consideration to the customer. The refund liabilities as of June 30, 2021 and December 31, 2020 were immaterial.
Note 3. Net income (loss) per share
The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(17,433)	$5,725	$(28,124)	$12,032
Denominator:
Weighted average shares used to compute per share amount:
Basic	51,634	49,077	51,178	48,846
Diluted	51,634	51,661	51,178	51,124

Basic net income (loss) per share	$(0.34)	$0.12	$(0.55)	$0.25
Diluted net income (loss) per share	$(0.34)	$0.11	$(0.55)	$0.24

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company has excluded the impact of the following outstanding employee stock options and restricted stock units as well as the shares expected to be issued under its employee stock purchase plan from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee stock options	1,734	337	1,734	661
Restricted stock units	2,465	33	2,465	49
Market-based restricted stock units	265	612	265	612
Performance-based restricted stock units	75	90	75	90
Employee stock purchase plan	132	119	132	119
	4,671	1,191	4,671	1,531
Note 4. Cash, cash equivalents, short-term investments and restricted cash
The following table summarizes the Company’s cash, cash equivalents and restricted cash (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$66,836	$95,117
Restricted cash	495	489
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$67,331	$95,606
The following table summarizes the Company’s unrealized gains and losses related to its short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of June 30, 2021				As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$27,672	$—	$—	$27,672	$27,669	$—	$—	$27,669
Reported as:
Short-term investments				$27,672				$27,669

As of June 30, 2021 and December 31, 2020, maturities of marketable securities were less than one year. There were no realized gains and losses on the sale of marketable securities during the three and six months ended June 30, 2021 and 2020. The Company did not recognize any impairment losses on its marketable securities during the three and six months ended June 30, 2021 or 2020. As of June 30, 2021, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.
Note 5. Fair value disclosures
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2021				As of December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments:
Money market funds	$27,672	$—	$—	$27,672	$27,669	$—	$—	$27,669
Other long-term assets:
Mutual funds held in Rabbi Trust	$834	$—	$—	$834	$810	$—	$—	$810

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
 The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at June 30, 2021. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.
There were no liabilities that are measured at fair value on a recurring basis as of June 30, 2021.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As of June 30, 2021 and December 31, 2020 the Company had no assets or liabilities required to be measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value
The carrying values of accounts receivable, accounts payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.
Note 6. Balance sheet components
Accounts receivable, net
Accounts receivable, net, consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable	$47,806	$45,277
Allowance for doubtful accounts	(43)	(45)
	$47,763	$45,232

Inventories
Inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$24,523	$25,620
Work in process	11,695	9,196
Finished goods(1)	8,123	12,085
	$44,341	$46,901
________________________________________________________

(1)Finished goods inventory at customer vendor managed inventory locations was $2.2 million and $1.7 million as of June 30, 2021 and December 31, 2020, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Transition services agreement receivable (refer to Note 11)	$—	$5,933
Prepaid taxes and taxes receivable	3,207	6,137
Receivables due from suppliers	8,030	4,891
Deposits and other prepaid expenses	2,705	2,417
Other receivable	365	795
	$14,307	$20,173

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Purchased intangible assets, net
Purchased intangible assets, net, consist of the following (in thousands):

	June 30, 2021			December 31, 2020
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$37,778	$(37,485)	$293	$37,637	$(37,021)	$616
Customer relationships	15,484	(15,484)	—	15,487	(15,487)	—
Leasehold interest	1,318	(472)	846	1,304	(452)	852
	$54,580	$(53,441)	$1,139	$54,428	$(52,960)	$1,468
For the three months ended June 30, 2021 and 2020, amortization expense relating to technology and patents is included within cost of goods sold and totaled $0.2 million in each period. For the six months ended June 30, 2021 and 2020, amortization expense relating to technology and patents is included within cost of goods sold and totaled $0.3 million and $0.4 million, respectively.
The estimated future amortization expense of purchased intangible assets as of June 30, 2021, was as follows (in thousands):

2021 (remaining six months)	$300
2022	10
2023	10
2024	10
2025	10
Thereafter	799
$1,139
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Employee-related	$12,471	$19,656
Transition services agreement payables (refer to Note 11)	823	9,708
Operating lease liabilities, current	2,429	2,128
Income and other taxes payable	1,734	1,590
Accrued warranty	903	1,111
Other accrued expenses	7,101	7,860
	$25,461	$42,053
Warranty accrual
The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$1,096	$749	$1,111	$712
Warranty accruals	4	1,011	65	1,236
Settlements	(197)	(143)	(273)	(331)
Ending balance	$903	$1,617	$903	$1,617

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other noncurrent liabilities
Other noncurrent liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Pension and other employee-related	$3,585	$3,844
Asset retirement obligations	3,849	3,810
Transition services agreement payables (See Note 11)	—	823
Deferred income tax liabilities	507	501
Government grant	505	606
	$8,446	$9,584
Note 7. Restructuring Charges
Restructuring charges
On August 17, 2020, BIS increased restrictions on Huawei and its affiliates on the Entity List related to items produced domestically and abroad that use U.S. technology or software and imposed additional requirements for items subject to its export control authority. The Company announced on October 5, 2020, that it will manage the business without relying on future revenue contributions from Huawei. As a result, the Company initiated certain restructuring actions to reduce operating expenses and manufacturing costs while maintaining the Company's focus on its core capabilities, including its lasers, coherent components and solutions for data center interconnect and high speed communications networks. Under the restructuring actions, the Company estimates it will incur severance and related charges of approximately $1.3 million and is expected to be completed by the fourth quarter of 2021.
A summary of the current period activity in accrued restructuring costs is as follows (in thousands):

	Employee Severance	Other	Total
Restructuring obligations December 31, 2020	$97	$42	$139
Charges	136	—	136
Cash payments	(64)	(42)	(106)
Restructuring obligations June 30, 2021	$169	$—	$169

For the three and six months ended June 30, 2021, restructuring charges included within cost of goods sold totaled $0.1 million in each period.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Debt
The table below summarizes the carrying amounts and weighted average interest rates of the Company’s debt (in thousands, except percentages):

	June 30, 2021		December 31, 2020
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Long-term debt, current and noncurrent:
Borrowing under Wells Fargo Credit Facility	$20,341	1.93%	$21,030	2.01%
Mitsubishi Bank loans	6,167	1.07% -1.47%	7,662	1.05%-1.45%
Mitsubishi Bank and Yamanashi Chuo Bank loan	4,112	1.07%	5,002	1.07%
Total long-term debt	30,620		33,694
Finance lease liability	141		189
Total long-term debt	30,761		33,883
Unaccreted discount and issuance costs	(240)		(324)
Total long-term debt, net of unaccreted discount and issuance costs	$30,521		$33,559
Reported as:
Current portion of long-term debt	$3,033		$3,232
Long-term debt, net of current portion	27,488		30,327
Total debt, net of unaccreted discount and issuance costs	$30,521		$33,559
Notes payable and short-term borrowing
On June 17, 2021, NeoPhotonics (China) Co., Ltd., ("NeoPhotonics China"), a subsidiary of the Company, entered into a credit line agreement with Shanghai Pudong Development Bank Shenzhen Branch (“SPDB”) providing for a line of credit to NeoPhotonics China in an amount of RMB 120,000,000 (approximately $18.6 million) for short-term loans at varying interest rates.
On June 17, 2021, NeoPhotonics Dongguan Co., Ltd (“NeoPhotonics Dongguan”), also a subsidiary of the Company, entered into a credit line agreement with SPDB providing for a line of credit to NeoPhotonics Dongguan in an amount of RMB 30,000,000 (approximately $4.6 million) for short-term loans at varying interest rates.
These two agreements have superseded the previous credit line agreements entered into by NeoPhotonics China and NeoPhotonics Dongguan, respectively, with SPDB, and expire in February 2022.
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
Under these line of credit facilities, there were no bank acceptance drafts issued at June 30, 2021 and December 31, 2020.
As of June 30, 2021 and December 31, 2020, there were no non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities. There were no compensating balances relating to these credit facilities as of June 30, 2021 and December 31, 2020, respectively. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.
Credit facilities
On June 29, 2021, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for a lender group . The A&R Credit Agreement amends and restates in full that certain Credit Agreement dated as of September 8, 2017 (as amended, the "Former Credit Agreement"), by and among the Company and Wells Fargo. The A&R Credit Agreement provides for continuation of the $50 million revolving credit facility (the "Credit Facility"). Prior to the signing of the A&R Credit Agreement, the Company had drawn $21 million under the Former Credit Agreement, which amount was rolled over and is now treated as outstanding under the Credit Facility.
The Credit Facility provides for borrowings equal to the lower of (a) a maximum revolver amount of $50.0 million, or (b) an amount up to 90% of eligible accounts receivable plus 100% of qualified cash balances up to $15.0 million, less certain discretionary adjustments ("Borrowing Base"). The maximum revolver amount may be increased by up to $25.0 million, subject to certain conditions.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Credit Facility matures on June 30, 2026 and borrowings bear interest, at the Company's options, at an interest rate of either (a) the LIBOR rate, plus an applicable margin ranging from 1.50% to 1.75% per annum, based upon the average excess availability (as defined in the Credit Facility), or (b) the prime lending rate, plus an applicable margin ranging from 0.50% to 0.75% per annum, based upon the average excess availability. The Company is also required to pay a commitment fee equal to 0.25% of the unused portion of the Credit Facility, monthly, in arrears.
The Credit Facility requires a mandatory prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Company is required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million shall include unused borrowing capacity. The Agreement also restricts the Company's ability to dispose of assets, to permit change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments and make certain restricted payments. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets.
The Company was in compliance with the covenants of the Credit Facility as of June 30, 2021 and December 31, 2020 (under the terms of the Former Credit Agreement). As of June 30, 2021, the outstanding balance under the Credit Facility was $20.3 million and the weighted average rate under the LIBOR option was 1.93%. The remaining borrowing capacity as of June 30, 2021 was $14.0 million, of which $5.0 million is required to be maintained as unused borrowing capacity.
During the three months ended June 30, 2021, $0.1 million of accrued interest was included as a component of the principal amount of Wells Fargo Credit Facility.
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
The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with the related covenants as of June 30, 2021 and December 31, 2020. Outstanding principal balance for the Mitsubishi Term Loans was 366.7 million JPY (approximately $3.3 million) as of June 30, 2021.
In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690.0 million JPY (approximately $6.2 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment owned by the Company's subsidiary in Japan. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with these covenants as of June 30, 2021 and December 31, 2020. The loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $6.2 million) under this loan was fully drawn in March 2017. Outstanding principal balance for the 2017 Mitsubishi Bank Loan was approximately 316.3 million JPY (approximately $2.9 million) as of June 30, 2021.
Mitsubishi Bank and Yamanashi Chuo Bank loan
In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chuo Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $7.7 million) (the “Term Loan C”). The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C requires no additional security. The Term Loan C was available from January 29, 2018 to January 29, 2025. The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of June 30, 2021 and December 31, 2020. Outstanding principal balance for the Mitsubishi Bank and Yamanashi Chuo Bank Loan was approximately 455.4 million JPY (approximately $4.1 million) as of June 30, 2021.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As of June 30, 2021, maturities of total long-term debt were as follows (in thousands):

2021 (remaining six months)	$1,616
2022	3,080
2023	3,037
2024	2,260
2025	427
Thereafter	20,341
$30,761

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Leases
The Company has operating leases for offices, research and development facilities and manufacturing facilities. Leases have remaining terms of one year to seven years, some of which include options to extend the leases and some of which may include options to terminate the leases within one year. As of June 30, 2021 and December 31, 2020, an asset recorded in property, plant and equipment under a finance lease was immaterial.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$782	$757	$1,556	$1,516
Variable and short-term lease cost	671	495	1,300	898
Total lease cost	$1,453	$1,252	$2,856	$2,414
Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,680	$1,546
Weighted average remaining lease term
Operating leases	5.9 years	7.0 years
Weighted average discount rate
Operating leases	6.3%	6.5%
Future minimum lease payments under non-cancelable leases as of June 30, 2021 were as follows (in thousands):

Operating Leases
2021 (remaining six months)	$1,713
2022	3,469
2023	3,448
2024	3,345
2025	3,422
Thereafter	5,407
Total future minimum lease payments	20,804
Less imputed interest	(3,588)
Total	$17,216
As of June 30, 2021 and December 31, 2020, the future minimum lease payments are captured in the Company's Consolidated Balance Sheets as follows:

Operating Leases:	June 30, 2021	December 31, 2020
Accrued and other current liabilities	$2,429	$2,128
Operating lease liabilities, noncurrent	14,787	14,522
Total	$17,216	$16,650
Note 10. Japan pension plan
The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan as of June 30, 2021 was $3.3 million, of which $0.5 million was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet. The pension liability related to the Company’s RAP in Japan as of December 31, 2020 was $3.7 million, of which $0.7 million, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Net periodic pension cost associated with this plan was immaterial in the three and six months ended June 30, 2021 and 2020.
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

At June 30, 2021, the amount payable by the Company to APAT OE under the settlement agreement is approximately $0.8 million, and is included in Accrued and Other Liabilities in the caption "Transition Services Agreement Payable" (See Note 6). APAT OE has repaid the full amount of the Transition Services Agreement Receivable owed to the Company and there is currently no balance remaining as of June 30, 2021 (See Note 6).

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

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Stockholders’ equity
Common Stock
As of June 30, 2021, the Company had reserved 7,402,846 common stock for issuance under its equity incentive plans and 1,156,415 common stock shares for issuance under its employee stock purchase plan.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$1,951	$(216)	$1,735
Other comprehensive loss, net of taxes of zero	(312)	—	(312)
Balances at June 30, 2021	$1,639	$(216)	$1,423

No material amounts were reclassified out of accumulated other comprehensive loss during the three and six months ended June 30, 2021 and 2020 for realized gains or losses on available-for-sale securities.
Accumulated Deficit
Approximately $10.0 million of the Company’s retained earnings within its total accumulated deficit as of December 31, 2020 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves.
Note 13. Restricted net assets
The Company’s consolidated subsidiaries operating in China and Japan are restricted from transferring funds or assets to its parent company in the form of cash dividends, loans or advances. As of June 30, 2021 and December 31, 2020, the Company's consolidated subsidiaries had $11.5 million and $11.4 million, respectively, of restricted net assets. This compares to the Company's consolidated net assets of $157.4 million and $180.4 million as of June 30, 2021 and December 31, 2020, respectively, which consisted of (in thousands):

	June 30, 2021	December 31, 2020
Cash restricted in China as a result of unfulfilled government grants	$458	$452
China earnings restricted to fund statutory common reserves in China	10,126	10,010
Loan agreements in Japan requiring local subsidiaries to maintain minimum net asset levels	903	969
Total restricted net assets in the Company's consolidated subsidiaries	$11,487	$11,431

Note 14. Stock-based compensation
The following table summarizes the stock-based compensation expense recognized in the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$572	$621	$1,120	$1,158
Research and development	744	999	1,606	1,757
Sales and marketing	261	738	815	1,268
General and administrative	763	1,429	2,076	2,122
	$2,340	$3,787	$5,617	$6,305
As of June 30, 2021 and December 31, 2020, stock-based compensation capitalized in inventories totaled $0.2 million and $0.3 million, respectively.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model.
Stock Options and Restricted Stock Units (RSUs)
The following table summarizes the Company’s stock option and RSU activity, excluding market and performance-based RSUs, during the three and six months ended June 30, 2021:

	Stock Options	Restricted Stock Units
	Number of Shares	Number of Units
Balance as of December 31, 2020	2,096,917	3,621,681
Granted	53,487	89,744
Exercised/Converted	(398,627)	(999,459)
Cancelled/Forfeited	(17,393)	(246,851)
Balances at June 30, 2021	1,734,384	2,465,115
At June 30, 2021, the Company had $0.3 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures. At June 30, 2021, the Company had $11.3 million of unrecognized stock-based compensation expense for RSUs, excluding market and performance-based RSUs, net of estimated forfeitures.
Market-based Restricted Stock Units
As of June 30, 2021, the Company has granted 705,000 shares of market-based RSUs and 265,250 shares remain outstanding to certain employees. These RSUs will vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share and the recipients remain in continuous service with the Company through such service period. A total of 305,750 market-based RSUs have vested and 134,000 market-based RSUs have been cancelled through June 30, 2021. As of June 30, 2021, the Company had $0.2 million of unrecognized stock-based compensation expense for these RSUs, net of estimated forfeitures. The fair value of market-based RSUs was measured on the grant date using Monte Carlo simulation model with the following assumptions:

Assumptions Used
Weighted-average volatility	66%
Risk-free interest rate	2.79%
Expected dividends	—%
Performance-based Restricted Stock Units
In April 2020, the Company granted 90,400 shares of performance-based RSUs to certain employees. These RSUs will vest upon certification by the Board of Directors or the Compensation Committee that the Company has achieved at least $425 million in revenue over four consecutive fiscal quarters and the recipients remain in continuous service with the Company through such service period. No performance-based RSUs were vested through June 30, 2021 and 14,950 performance-based RSUs have been cancelled through June 30, 2021.
Stock Appreciation Units (SAUs)
SAUs are liability classified share-based awards. Outstanding SAUs are re-measured each reporting period at fair value until settlement. The Company did not grant any SAUs during the three and six months ended June 30, 2021 or 2020. As of June 30, 2021 and December 31, 2020, there were 150,000 SAUs outstanding, respectively, and related SAU liabilities were $0.8 million and $0.7 million, respectively.
Employee Stock Purchase Plan (ESPP)
The Company issued 234,587 shares under the ESPP during the three months ended June 30, 2021. As of June 30, 2021, there was $0.2 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2021.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2020 Equity Incentive Plan
On June 1, 2021, at the 2021 Annual Meeting of Stockholders of NeoPhotonics Corporation, the Company's stockholders approved NeoPhotonics Corporation 2020 Equity Incentive Plan as amended and restated (the “Amended 2020 Plan”) to increase the number of shares available for the grant of stock options, restricted stock unit awards, and other awards by 900,000 shares . The Amended 2020 Plan became effective immediately upon stockholder approval at the Annual Meeting. After taking this amendment into account, the aggregate number of shares of common stock reserved for issuance under the Amended 2020 Plan will not exceed the sum of (i) 2,821,414 shares and (ii) certain shares subject to outstanding awards granted under the Company’s 2010 Equity Incentive Plan or 2011 Inducement Award Plan that may become available for issuance under the Amended 2020 Plan, as such shares become available from time to time.
Note 15. Income taxes
The income tax provision from income taxes in the periods presented is based upon the income (loss) before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax provision	$(192)	$(412)	$(823)	$(2,405)
 The Company’s income tax provision in the three and six months ended June 30, 2021 was primarily related to income taxes on earnings from its foreign tax jurisdictions. The Company’s income tax provision in the three and six months ended June 30, 2020 was due to income taxes on earnings from operations in the U.S. and foreign tax jurisdictions. The decrease in income tax expense for the three and six months ended June 30, 2021, as compared to the same period in 2020 was primarily due to decreased earnings from its U.S. operations for the three and six months ended June 30, 2021.
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
As of June 30, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2020.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act which provided certain tax relief measures. On December 27, 2020, the U.S. enacted the Consolidated Appropriations Act of 2021 (CAA) which extended and expanded certain tax relief measures created by the CARES Act. On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (ARPA). These Acts have not had a material impact on the Company's operations to date and the Company will continue to evaluate the impact they may have, if any, on its future business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2021 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.
This Quarterly Report on Form 10-Q for the period ended June 30, 2021 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2021 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.
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
Overview
We develop, manufacture and sell optoelectronic products that transmit and receive high-speed digital optical signals that connect the Cloud and hyperscale data center and telecom networks. We are the world's primary supplier of ultra-pure light tunable lasers that are required for the highest speed-over-distance fiber optic communications links. "Cloud" refers to the vast constellation of servers that are located in data centers around the world and which are accessed through the internet, along with the associated software and data bases that run on them and the communications links that interconnect them.

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

We believe that we are well positioned to continue world market leadership in these laser, component and module solutions based on our leadership in the ultra-pure light lasers which power them and our comprehensive technologies for Silicon Photonics, Indium Phosphide Photonic Integrated Circuits ("PICs") and optical ICs.

Our high-speed optical communications products use coherent technology to encode optical signals from electronic signals for transmission and to decode it for receiving. Ultra-high speeds require coherent technology that encodes information using the phase, amplitude and polarization of an optical wavelength, packing in far more information than simple on/off encoding. We believe that we are a global leader in coherent transmission technology, based on our achieved data rates or speeds, over distance, leadership in ultra-pure color lasers and optical integration for miniaturization and low power consumption.

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

We sell to virtually all of the leading telecom network equipment companies such as Ciena, Cisco Systems, including its acquisition of Acacia communications, Fiberhome, Fujitsu, Huawei, Infinera, NEC, Nokia and ZTE. Note that due to restrictions imposed by BIS on Huawei, shipments to Huawei and its affiliates were minimal in the first quarter of 2021.

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

Our High Speed Products for data rates of 100G, 400G, 600G, 800G and above were 94% of our revenues for the three months ended June 30, 2021 compared to 90% for the quarter ending June 30, 2020. Our sales concentration in High Speed Products has increased each year for more than 10 years. “High Speed Products” refers to transmitter and receiver products as well as switching and other component products designed for 100G and beyond optical transmission applications. Our high speed 100G and beyond products are based on our Advanced Hybrid Photonic Integration technologies, which support 100 gigabits or more per second of information transmitted over a single channel. Our 400G and above products are a subset of our High Speed Products.

Products capable of data rates of 400G and above have accounted for more than 10% of our revenue since 2018 and have nearly doubled from $44 million in 2019 to $86 million in 2020. Revenue from products for 400G and above applications was $29.8 million in the quarter ending June 30, 2021 representing 46% of total revenues and growth of 100% over the second quarter of 2020. We believe that the market for 400G and above products will grow at a 5-year compound annual growth rate of approximately 70 percent through 2024. We therefore expect our 400G and above revenues will continue to grow at an accelerated rate over the immediate and longer term.

The Covid-19 pandemic continues to impact our business and the business of our customers and suppliers, as well as how we execute our business. We have implemented strict measures to ensure and maintain safety, including working remotely where possible with enhanced protocols in each of our global facilities. As local health regulations allow in each of our locations, we are moving toward increased in-office work while maintaining a flexible hybrid approach.

Our operations and products support essential communications networks globally. We continue to adjust comprehensive business continuity plans to ensure that we are able to deliver for our customers. We are working closely with our supply chain partners globally to ensure we have access to critical components, as we see strong demand for our products supporting increased network bandwidth, and as key semiconductor components globally have moved into shortage.

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
Results of Operations
Revenue
Our business is focused on the highest speed digital optics and signal processing communications applications. In the three and six months ended June 30, 2021, our High Speed Products for data rates of 100G and beyond comprised 94% in each period.
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

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Total revenue	$65,010	$103,171	$(38,161)	(37)%	$125,935	$200,572	$(74,637)	(37)%

 We generate most of our revenue from a limited number of customers. We have several large customers which may or may not exceed 10% of revenue in any given quarter. Three customers were greater than 10% of our revenue for the three months ended June 30, 2021 and the top five customers represented 77% of revenue. In the three months ended June 30, 2020, two customers were greater than 10% and the top five customers represented 82% of revenue. In the six months ended June 30, 2021, four customers were each greater than 10% of the Company’s total revenue and the Company's top five customers represented approximately 76% of the Company’s total revenue. In the six months ended June 30, 2020, Huawei accounted for approximately 52% of the Company's total revenue, one other customer was greater than 10% and the Company’s top five customers represented approximately 83% of the Company’s total revenue.
Huawei was our largest customer in 2020, with $148 million in revenue during the first three quarters of 2020. There were no shipments in the fourth quarter of 2020 to Huawei due to Department of Commerce restrictions.
Three Months Ended June 30, 2021 Compared With Three Months Ended June 30, 2020
Total revenue decreased by $38.2 million, or 37%, in the three months ended June 30, 2021 compared to the same period in 2020. The majority of the decrease is the result of the additional BIS restrictions on Huawei effective in the third quarter of 2020, partially offset by an increase in our high performance products. Huawei revenue was 21% in the three months ended June 30, 2021 and was 52% for the same period in 2020. Excluding Huawei, revenue in the second quarter of 2021 grew 3% and High Speed product revenue grew 17%. Of this, our 400G and above product revenue in the second quarter of 2021 increased $16.9 million compared to the same period a year ago and comprised 46% of revenue, up from 13% of revenue in the second quarter of 2020.

Six Months Ended June 30, 2021 Compared With Six Months Ended June 30, 2020

Total revenue decreased by $74.6 million, or 37%, in the six months ended June 30, 2021 compared to the same period in 2020. The majority of the decrease is the result of the additional BIS restrictions on Huawei, partially offset by an increase in our high performance products. Huawei revenue was 12% in the six months ended June 30, 2021 and 52% during the same period in 2020. Excluding Huawei, revenue in the six months ended June 30, 2021 increased by $14.5 million, or 15%, driven by growth in our High Speed products, which increased 28% compared to the same period during 2020.

In the three and six months ended June 30, 2021 and 2020, respectively, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
China	38%	61%	32%	61%
Americas	9%	16%	9%	17%
Rest of world	53%	23%	59%	22%
Total revenue	100%	100%	100%	100%
Geographic revenue represents the shipment location and frequently changes based on the location of contract manufacturing, rather than end customer location. Shipments to the Americas and to the rest of the world are mainly to contract manufacturers for non-China based network equipment manufacturers ("NEMs").

We believe we will continue to be an industry leader for the highest speed over distance network solutions, supplying customers with components and modules which deliver the highest bandwidth per wavelength and per fiber for long distances. Our High Speed Product market segment consistently represents 94% or more of our business. Since launching 400ZR and 400ZR+ pluggable coherent modules in the fourth quarter of 2019, we have been shipping units for qualification and our first production lines have been installed and are being readied for volume ramping and we continue to invest in production lines for additional capacity. Our QSFP-DD and OSFP 400ZR modules are now in general availability. In addition, we are shipping initial quantities of our newest 96Gbaud component suite for superb 800G DCI and 400G long-haul transmissions. We believe these high-performance products will bring revenue growth and potential expansion into other markets. While we expect a significant portion of our revenue will continue to be derived from a limited number of customers, we continue to see some customer diversification with four customers greater than 10% of our revenue in the six months ended June 30, 2021, and expect a further increase in diversification with expansion of our high-performance products.
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

As a manufacturing company, our margins are sensitive to changes in volume and factory utilization. We have made significant operational improvements with solid progress on cost reductions, yield improvement and effective cost absorption through higher volume in addition to reducing depreciation costs. Because of the additional BIS restrictions on Huawei, the business volume in the six months ended June 30, 2021 was significantly lower as compared to the same period in 2020; with 37% lower revenue, impacting our factory utilization and cost absorption.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of goods sold	$55,135	$69,669	$(14,534)	(21)%	$102,721	$137,344	$(34,623)	(25)%
Gross profit	$9,875	$33,502	$(23,627)	(71)%	$23,214	$63,228	$(40,014)	(63)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross profit as a % of revenue	15%	32%	18%	32%
Three Months Ended June 30, 2021 Compared With Three Months Ended June 30, 2020
Gross profit decreased by $23.6 million, or 71%, to $9.9 million in the three months ended June 30, 2021, compared to $33.5 million in the same period in 2020. Gross margin decreased to 15% in the three months ended June 30, 2021, compared to 32% in the same period a year ago. The decrease in gross profit is primarily related to the reduction in business volume with Huawei of approximately $12.2 million, approximately $6.2 million of utilization and related charges, annual price adjustments offset by continuous cost reductions and approximately $4.0 million increase in inventory write-downs mostly due to end-of-life products reserves.

Six Months Ended June 30, 2021 Compared With Six Months Ended June 30, 2020
Gross profit decreased by $40.0 million, or 63%, to $23.2 million in the six months ended June 30, 2021, compared to $63.2 million in the same period in 2020. The decrease in gross profit was primarily related to the reduction in business volume with Huawei of approximately $28.8 million, approximately $11.3 million of utilization and related charges, annual price adjustments offset by continuous cost reductions and approximately $2.5 million increase in inventory write-downs mostly due to end-of-life products reserves. Gross margin percentage decreased 14 points to 18% in six months ended June 30, 2021 compared to 32% for the same period last year.
Operating Expenses
Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and other variable compensation.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$15,410	$13,689	$1,721	13%	$28,508	$25,573	$2,935	11%
Sales and marketing	3,362	4,279	(917)	(21)%	7,227	7,938	(711)	(9)%
General and administrative	7,398	8,803	(1,405)	(16)%	14,692	15,592	(900)	(6)%
Asset sale related costs	(36)	120	(156)	(130)%	127	132	(5)	(4)%
Restructuring charges	22	—	22	100%	22	—	22	100%
Total operating expenses	$26,156	$26,891	$(735)	(3)%	$50,576	$49,235	$1,341	3%

Research and development

Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended June 30, 2021 Compared With Three Months Ended June 30, 2020

We focus our research and development efforts to continue pushing the performance leadership boundaries. Research and development expense of $15.4 million, or 24% of revenue, increased $1.7 million, or 13%, in the three months ended June 30, 2021, compared to the same period in 2020. The increase was primarily due to a $1.5 million increase in our investment in the development 400ZR and an increase of $0.2 million in payroll and related expenses.

Six Months Ended June 30, 2021 Compared With Six Months Ended June 30, 2020

Research and development expense of $28.5 million, or 23% of revenue, increased $2.9 million, or 11%, in the six months ended June 30, 2021, compared to the same period in 2020. The increase was primarily due to $2.1 million of investment in the development of 400ZR and $0.6 million depreciation.

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

Three Months Ended June 30, 2021 Compared With Three Months Ended June 30, 2020

Sales and marketing expense decreased by $0.9 million, or 21%, in the three months ended June 30, 2021, compared to the same period in 2020 primarily from a decrease in variable compensation.

Six Months Ended June 30, 2021 Compared With Six Months Ended June 30, 2020

Sales and marketing expense decreased by $0.7 million, or 9%, in the six months ended June 30, 2021, compared to the same period in 2020 from a decrease in variable compensation.

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

Three Months Ended June 30, 2021 Compared With Three Months Ended June 30, 2020

General and administrative expense decreased by $1.4 million or 16%, in the three months ended June 30, 2021, compared to the same period in 2020. The decrease was mainly from $1.8 million decrease in variable compensation, offset by $0.3 million increase in payroll and related expenses.

Six Months Ended June 30, 2021 Compared With Six Months Ended June 30, 2020

General and administrative expense decreased by $0.9 million or 6%, in the six months ended June 30, 2021, compared to the same period in 2020. The decrease was mainly from $1.6 million decrease in variable compensation, offset by $0.9 million increase in payroll and related expenses.
Interest and other income (expense), net
Interest income consists of income earned on our cash, cash equivalents and short-term investments, as well as restricted cash. Interest expense consists of amounts incurred for interest on our bank and other borrowings. Other income (expense), net is primarily made up of government subsidies as well as foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and of our subsidiary in Japan is the JPY. The foreign currency transaction gains and losses of our subsidiaries in China and Japan primarily result from the mark-to-market of U.S. dollar based assets in China and Japan.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest income	$140	$22	$118	536%	$245	$120	$125	104%
Interest expense	(220)	(301)	81	(27)%	(447)	(679)	232	(34)%
Other income (expense), net	(880)	(195)	(685)	351%	263	1,003	(740)	(74)%
Total	$(960)	$(474)	$(486)	103%	$61	$444	$(383)	(86)%
Three Months Ended June 30, 2021 Compared With Three Months Ended June 30, 2020
Interest income and expense remained flat in the three months ended June 30, 2021 compared to the same period a year ago. Other income (expense), net increased by $0.7 million in the three months ended June 30, 2021, as compared to the same period in 2020, due to U.S. dollar depreciation against both the Chinese Renminbi and Japanese Yen.
Six Months Ended June 30, 2021 Compared With Six Months Ended June 30, 2020

Interest expense decreased by $0.2 million in the six months ended June 30, 2021, as compared to the same period in 2020. The decrease in interest expense was due to a $6 million decrease in outstanding borrowings from June 30, 2021 to June 30, 2020 and lower interest rate on our Wells Fargo loan. Other income (expense), net, decreased $0.7 million in the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to U.S. dollar depreciation against the Chinese Renminbi in the six months period year over year.
Income taxes
We conduct our business globally and our operating income is subject to varying rates of tax in the U.S., China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income tax provision	$(192)	$(412)	$220	(53)%	(823)	(2,405)	$1,582	(66)%

Our income tax provision in the three and six months ended June 30, 2021 was primarily related to the operating profit realized in our foreign subsidiaries in Japan and China. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue.

Our income tax provision in the three and six months ended June 30, 2020 was primarily related to the profitability of our U.S. operations and the operating profit realized in our foreign subsidiaries in Japan and China.

Liquidity and capital resources
As of June 30, 2021, we had working capital of $126.3 million, including total cash, short-term investments and restricted cash of $95.0 million. Approximately 36% of our total cash, short-term investments and restricted cash were held by our foreign entities, including approximately $26.4 million in accounts held by our subsidiaries in China, of which $0.5 million was in restricted cash, and approximately $7.4 million in accounts held by our subsidiary in Japan. Cash, short-term investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.
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
On June 29, 2021, the Company entered into the A&R Credit Agreement with Wells Fargo, as administrative agent for a lender group. The A&R Credit Agreement amends and restates in full that certain Credit Agreement dated as of September 8, 2017 (as amended, the "Former Credit Agreement"), by and among the Company and Wells Fargo. The A&R Credit Agreement provides for continuation of the $50 million revolving credit facility.
The Credit Facility provides for borrowings equal to the lower of (a) a maximum revolver amount of $50.0 million, or (b) an amount up to 90% of eligible accounts receivable plus 100% of qualified cash balances up to $15.0 million, less certain discretionary adjustments ("Borrowing Base"). The maximum revolver amount may be increased by up to $25.0 million, subject to certain conditions.
The Credit Facility matures on June 30, 2026 and borrowings bear interest, at the Company's options, at an interest rate of either (a) the LIBOR rate, plus an applicable margin ranging from 1.50% to 1.75% per annum, based upon the average excess availability (as defined in the Credit Facility), or (b) the prime lending rate, plus an applicable margin ranging from 0.50% to 0.75% per annum, based upon the average excess availability. The Company is also required to pay a commitment fee equal to 0.25% of the unused portion of the Credit Facility, monthly, in arrears.
The Credit Facility requires a mandatory prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Company is required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million shall include unused borrowing capacity. The Agreement also restricts the Company's ability to dispose of assets, to permit change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments and make certain restricted payments. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets.
We were in compliance with the covenants of the Credit Facility as of June 30, 2021 and December 31, 2020 (under the terms of the Former Credit Agreement). As of June 30, 2021, the outstanding balance under the Credit Facility was $20.3 million and the weighted average rate under the LIBOR option was 1.93%. The remaining borrowing capacity as of June 30, 2021 was $14.0 million, of which $5.0 million is required to be maintained as unused borrowing capacity.
We regularly issue short-term notes payable to our suppliers in China in exchange for accounts payable. These notes are supported by non-interest bearing bank acceptance drafts and are due three to six months after issuance. As a condition of the notes payable arrangements, we are required to keep a compensating balance at the issuing banks that is a percentage of the total notes payable balance until the amounts are settled. As of June 30, 2021, our subsidiaries in China had two line of credit facilities with banking institutions.
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China, had no outstanding balance at June 30, 2021 and December 31, 2020. There were no compensating balances relating to these credit facilities as of June 30, 2021 and December 31, 2020, respectively. Compensating balances are classified as restricted cash on our condensed consolidated balance sheets.

As of June 30, 2021, we had two loan arrangements with MUFG Bank, Ltd. (collectively the “Mitsubishi Bank Term Loans”) and a third loan arrangement with the MUFG Bank, Ltd. and The Yamanashi Chuo Bank, Ltd. One of Mitsubishi Bank Term Loans requires equal monthly payments of principal equal to 8.3 million JPY (approximately $0.1 million) until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY (approximately $0.1 million) on the maturity date. Interest on this loan accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by manufacturing equipment owned by our subsidiary in Japan. The second term loan of 690.0 million JPY (approximately $6.2 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $6.2 million) under this loan was fully drawn in March 2017. In January 2018, we entered into a term loan agreement with MUFG Bank, Ltd. and The Yamanashi Chuo Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $7.7 million) (the "Mitsubishi-Yamanashi Term Loan"). The Mitsubishi-Yamanashi Term Loan was available from January 29, 2018 to January 29, 2025. The full amount of the Mitsubishi-Yamanashi Term Loan was drawn on January 29, 2018. Interest on the Mitsubishi-Yamanashi Term Loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Mitsubishi-Yamanashi Term Loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. As of June 30, 2021, our aggregate outstanding principal balance under Mitsubishi Bank Term Loans and Mitsubishi-Yamanashi Term Loan was 1.1 billion JPY (approximately $10.3 million). Refer to Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further details.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within six months. Historically, we have collected on the notes receivable in full at the time of maturity.
In the first six months of 2021, we generated an operating loss of $27.4 million and used cash from operations of $21.7 million. At June 30, 2021, we had an accumulated deficit of $447.0 million. As of June 30, 2021, the remaining borrowing capacity under our revolving line of credit agreement with Wells Fargo Bank, was $14.0 million, of which $5.0 million is required to be maintained as unused borrowing capacity. Additionally, we had $3.0 million of current portion of long-term debt as of June 30, 2021, which we plan to pay out from our existing available cash.
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
Cash flow discussion
The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$(21,675)	$34,494
Net cash used in investing activities	(4,451)	(5,452)
Net cash used in financing activities	(2,248)	(4,704)
Effect of exchange rates on cash, cash equivalents and restricted cash	99	(186)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(28,275)	$24,152
Operating activities
Net cash used in operating activities was $21.7 million in the six months ended June 30, 2021, compared to $34.5 million net cash provided by operating activities in the same period in 2020. The net cash used in operating activities increased by $56.2 million primarily due to the increase in net loss of $40.2 million, a net decrease in working capital of $16.8 million related to a net settlement of all APAT accounts of approximately $3.8 million as a result of the litigation settlement from the fourth quarter of 2020, timing of payments, collection efforts and inventory management and a net increase of foreign currency remeasurement by $0.9 million, primarily due to depreciation in U.S. dollar against RMB when compared to the same period in 2020.
Investing activities
Net cash used in investing activities was $4.5 million in the six months ended June 30, 2021, compared to $5.5 million used in investing activities in the same period in 2020. The decrease in cash flows used in investing activities was primarily due to an increase in proceeds from the sale of property, plant and equipment and other assets of $0.9 million, when compared to the same period in 2020.

Financing activities
Net cash used in financing activities was $2.2 million in the six months ended June 30, 2021, compared to $4.7 million used in financing activities in the same period in 2020. The decrease in cash flows used in financing activities was primarily due to a decrease in net payments under our note payable and debt arrangements of $3.9 million and an increase of proceeds received from exercise of stock options of $1.5 million, offset by an increase in payments related to tax withholding on restricted stock units of $2.9 million when compared to the same period in 2020.
Off-balance Sheet Arrangements
As of June 30, 2021, we did not have any significant off-balance sheet arrangements.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the Covid-19 pandemic. We are continually monitoring and assessing the impact of the Covid-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
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

The telecommunications systems market is concentrated with approximately ten global network equipment manufacturing companies having collectively more than 90% market share. We have generated most of our revenue from a limited number of customers. Our top five customers accounted for 77% of our revenue in the three months ended June 30, 2021 and 82% in the three months ended June 30, 2020. Three customers were greater than 10% of our revenue for the three months ended June 30, 2021 and two customers were greater than 10% for the three months ended June 30, 2020.

The lack of significant growth from, the loss of, or a significant reduction in orders from any of our major customers would materially and adversely affect our revenue and results of operations. In 2020 and in the three months ended March 31, 2021, the reduction in revenue from Huawei, our largest customer in 2020, has had a material adverse effect on our results of operations. Our sales to Huawei are expected to remain adversely impacted.

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

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products. In some cases, it is possible that export licenses would be required from the U.S. or other government agencies outside the United States such as, but not limited to, Japan or China for some of our products in accordance with various statutes or regulations. In addition, various countries regulate the export or import of certain technologies and have enacted laws that could limit our ability to distribute our products. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to export or sell our products or to obtain any required licenses would adversely affect our business, financial condition and results of operations.

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

Starting in mid-2019, U.S. government allowed companies to apply for temporary export licenses for products subject to EAR and stated that these licenses might be granted if the product was deemed not to be a risk to national security. On occasion, we submit license applications for certain products and associated technology having elements subject to EAR. There can be no assurance as to which products or technology may qualify for a license, or that any such licenses will be granted in a timely manner or at all. Furthermore, there can be no assurance that the U.S. government will not challenge our determination of which products and associated technology are not subject to the EAR regulations.

Even if we are legally able to sell the same types of products we have sold historically, Huawei may decide not to purchase these products for various reasons, including to reduce its own risks of being exposed to disruptions of its supply chain.

Continued tension in U.S.-China trade relations may adversely impact our business and operating results.

Beyond the BIS actions affecting our sales to Huawei, the U.S. government has taken certain other actions in the past several years that impact U.S.-China trade relations, including recently-imposed tariffs affecting certain products manufactured in China. Some products manufactured by our Chinese affiliates are subject to tariffs if imported into the United States. In addition, the China government has taken certain reciprocal actions, including tariffs, which affect certain products manufactured in the United States. Certain of our products manufactured in our U.S. operations were included in the tariffs imposed on imports into China from the United States. As of March 2020, tariffs on most of the products we imported into China have been eliminated. However, there can be no assurance that China will not re-impose these or similar tariffs, impose export restrictions, or take other retaliatory trade actions that may have a material impact on our business.

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

Some of our competitors have substantially greater name brand recognition, technical, financial, and marketing resources, and greater manufacturing capacity, as well as better-established relationships with customers, than we do. Some of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies. Some of our competitors may be able to develop new products more quickly than us, may be able to develop products that are more reliable or which provide more functionality than ours, and may be able to ramp production faster than we can. In addition, some of our competitors have the financial resources to offer competitive products at below-market pricing levels that could prevent us from competing effectively and result in a loss of sales or market share or cause us to lower prices for our products.

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

On the other hand, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, necessitate higher or more restrictive procurement commitments, increase our manufacturing yield loss and scrapping of excess materials, result in delayed shipments and/or reduce our gross margins. We may not have sufficient capacity at any given time to meet the volume demands of our customers, and we may have difficulty expanding our manufacturing operations on a timely basis to meet increasing customer demand. Additionally, one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Any inability to meet customer demands for rapid increases in production in the future could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•Maintain and expand our operating or manufacturing infrastructure (particularly for our Cloud and data center products);

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

While many of our products are manufactured internally, we also rely upon contract manufacturers in Thailand, China, Japan, other Asia locations, and Canada to provide back-end manufacturing and production of some of our products. Our reliance on contract manufacturers for some of our products makes us vulnerable to possible production capacity constraints, reduced control over their supply chains, delivery schedules, manufacturing yields, manufacturing quality controls and costs. If one of our contract manufacturers is unable to meet all of our customer demand in a timely fashion, whether due to their direct operating control, due to their supply chain or due to the Covid-19 pandemic or other factors, this could have a material adverse effect on the revenue from our products.

We have had a history of losses, we returned to losses in the fourth quarter of 2020, and we expect losses to recur in the future.

We have had a history of losses and we may incur additional losses in future periods. As of June 30, 2021, our accumulated deficit was $447.0 million. Due to the actions of BIS in August 2020, we decided to remove Huawei revenue from our operating plan while we conducted a systemic assessment of the impact of the new regulations on our products and production methods. As a result of this decision, we incurred losses in the first quarter of 2021 and we expect that we will continue incur further losses in 2021 due to the expected reduction in sales to Huawei.

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

The communications networks industry has been characterized by declining product prices over time as technological advances improve performance of new products and put pressure on existing products to reduce prices. We have reduced the prices of many of our products in the past, most often during annual end-of-year price negotiation. We expect pricing pressure for our products to continue. To maintain or increase their market share, our competitors also reduce prices of their products each year. In addition, our customers may seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs or introducing new products, our gross margin would be adversely affected.

The majority of our customer contracts do not commit customers to specified buying levels, and many of our customers may decrease, cancel or delay their buying levels at any time with little or no advance notice to us.

Our products are typically sold pursuant to individual purchase orders or by use of a vendor-managed inventory ("VMI"), model, which is a process by which we ship agreed quantities of products to a customer-designated location and those products remain our inventory and we retain the title and risk of loss for those products until the customer takes possession of the products. Our customers are typically not contractually committed to buy any quantity of products beyond firm purchase orders. Many of our customers may increase, decrease, cancel or delay purchase orders already in place, which may impact our level of business.

*We may be subject to disruptions or failures in information technology systems and network infrastructures that could have a material adverse effect on our business and financial condition.

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

In December 2020, we discovered that we were affected by the Solar Winds Corporation cybersecurity breach; however our comprehensive review by an internal information security group and a third party cybersecurity investigator found no evidence of any suspicious activity on our networks or of any compromise to our data.

Despite using updated security measures, our systems may continue to be vulnerable to cyber security attacks or breaches. While we continually work to safeguard our internal network systems, processes, procedures, and user training to mitigate these potential risks, there is no assurance that these measures will be sufficient to prevent future cyber-attacks. Because security incidents are often not detected immediately, we also may face difficulties or delays in identifying or responding to security breaches and security-related incidents. Additionally, if we discover a threat and take remediation efforts, there may be compromises to our data that our investigation did not uncover or additional undiscovered malware on our networks which could result in further breaches of data security or interruptions of our information technology systems.

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

The extent to which the Covid-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, governmental mandates issued to mitigate the spread of the disease, business closures, economic disruptions, and the effectiveness of actions taken to contain and treat the virus. Accordingly, we expect the Covid-19 pandemic may have a negative impact on our sales and our results of operations, the size and duration of which are difficult to predict. We are not insured against major public health events, including the Covid-19 pandemic.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 29% as of June 30, 2021, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011

3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1/A	333-166096	3.5	November 22, 2010

10.1	Credit Line Agreement dated June 17, 2021, by and between NeoPhotonics (China) Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch (Translation to English of Chinese original agreement)	Form 8-K	001-35061	10.1	June 22, 2021

10.2	Credit Line Agreement, dated June 17, 2021, by and between NeoPhotonics Dongguan Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch (Translation to English of Chinese original agreement)	Form 8-K	001-35061	10.2	June 22, 2021

10.3	Amended and Restated Credit Agreement, dated as of June 29, 2021, among NeoPhotonics Corporation, the lenders that are parties thereto and Wells Fargo Bank, National Association, as administrative agent	Form 8-K	001-35061	10.1	July 2, 2021

10.4	Property Lease Contract dated July 27, 2021, by and between NeoPhotonics Dongguan Co., Ltd. and Dongguan Conrad Hi-Tech Park, Ltd.					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date:	August 3, 2021	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)