Form 10-Q
period 2021-09-30
NEOPHOTONICS CORP
filed 2021-11-04
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
    As of October 28, 2021, there were approximately 52,695,368 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except par value data)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$76,578	$95,117
Short-term investments	27,674	27,669
Restricted cash	495	489
Accounts receivable, net	57,901	45,232
Inventories	48,663	46,901
Prepaid expenses and other current assets	18,673	20,173
Total current assets	229,984	235,581
Property, plant and equipment, net	57,134	66,765
Operating lease right-of-use assets	13,922	13,823
Purchased intangible assets, net	985	1,468
Goodwill	1,115	1,115
Other long-term assets	5,159	4,912
Total assets	$308,299	$323,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,303	$43,539
Short-term borrowing, net	14,822	—
Current portion of long-term debt	3,015	3,232
Accrued and other current liabilities	24,983	42,053
Total current liabilities	102,123	88,824
Long-term debt, net of current portion	26,570	30,327
Operating lease liabilities, noncurrent	14,150	14,522
Other noncurrent liabilities	8,315	9,584
Total liabilities	151,158	143,257
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized; at September 30, 2021, 52,659 shares issued and outstanding; at December 31, 2020, 50,457 shares issued and outstanding	132	126
Additional paid-in capital	604,727	597,460
Accumulated other comprehensive income	1,180	1,735
Accumulated deficit	(448,898)	(418,914)
Total stockholders’ equity	157,141	180,407
Total liabilities and stockholders’ equity	$308,299	$323,664
See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share data)	2021	2020	2021	2020
Revenue	$83,742	$102,398	$209,677	$302,970
Cost of goods sold	59,968	77,994	162,689	215,338
Gross profit	23,774	24,404	46,988	87,632
Operating expenses:
Research and development	13,875	15,276	42,383	40,849
Sales and marketing	3,498	3,692	10,725	11,630
General and administrative	7,719	7,758	22,411	23,350
Acquisition and asset sale related costs	28	87	155	219
Restructuring charges (recoveries)	(12)	141	10	141
Total operating expenses	25,108	26,954	75,684	76,189
Income (loss) from operations	(1,334)	(2,550)	(28,696)	11,443
Interest income	94	21	339	141
Interest expense	(207)	(263)	(654)	(942)
Other income (expense), net	43	(3,317)	306	(2,314)
Total interest and other income expense, net	(70)	(3,559)	(9)	(3,115)
Income (loss) before income taxes	(1,404)	(6,109)	(28,705)	8,328
Income tax (provision) benefit	(456)	1,206	(1,279)	(1,199)
Net income (loss)	$(1,860)	$(4,903)	$(29,984)	$7,129

Basic net income (loss) per share	$(0.04)	$(0.10)	$(0.58)	$0.14
Diluted net income (loss) per share	$(0.04)	$(0.10)	$(0.58)	$0.14
Weighted average shares used to compute basic net income (loss) per share	52,427	49,936	51,599	49,212
Weighted average shares used to compute diluted net income (loss) per share	52,427	49,936	51,599	51,411

See accompanying Notes to Condensed Consolidated Financial Statements.

 NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2021	2020	2021	2020
Net income (loss)	$(1,860)	$(4,903)	$(29,984)	$7,129
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(243)	5,317	(555)	3,808
Total other comprehensive income (loss)	(243)	5,317	(555)	3,808
Comprehensive income (loss)	$(2,103)	$414	$(30,539)	$10,937

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended September 30, 2021	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at June 30, 2021	52,080	$130	$602,877	$1,423	$(447,038)	$157,392
Comprehensive loss	—	—	—	(243)	(1,860)	(2,103)
Issuance of common stock upon exercise of stock options	131	—	812	—	—	812
Issuance of common stock for vested restricted stock units	578	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(130)	—	(1,269)	—	—	(1,269)
Stock-based compensation costs	—	—	2,309	—	—	2,309
Balances at September 30, 2021	52,659	$132	$604,727	$1,180	$(448,898)	$157,141

Three Months Ended September 30, 2020	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at June 30, 2020	49,547	$124	$590,800	$(9,380)	$(402,516)	$179,028
Comprehensive income (loss)	—	—	—	5,317	(4,903)	414
Issuance of common stock upon exercise of stock options	7	—	40	—	—	40
Issuance of common stock for vested restricted stock units	690	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(106)	(1)	(935)	—	—	(936)
Stock-based compensation costs	—	—	2,972	—	—	2,972
Balances at September 30, 2020	50,138	$125	$592,875	$(4,063)	$(407,419)	$181,518

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended September 30, 2021	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2020	50,457	$126	$597,460	$1,735	$(418,914)	$180,407
Comprehensive loss	—	—	—	(555)	(29,984)	(30,539)
Issuance of common stock upon exercise of stock options	529	1	2,966	—	—	2,967
Issuance of common stock under employee stock purchase plan	235	1	1,548	—	—	1,549
Issuance of common stock for vested restricted stock units	1,883	5	(5)	—	—	—
Tax withholding related to vesting of restricted stock units	(445)	(1)	(4,951)	—	—	(4,952)
Stock-based compensation costs	—	—	7,709	—	—	7,709
Balances at September 30, 2021	52,659	$132	$604,727	$1,180	$(448,898)	$157,141

Nine Months Ended September 30, 2020	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2019	48,526	$121	$582,504	$(7,871)	$(414,548)	$160,206
Comprehensive income	—	—	—	3,808	7,129	10,937
Issuance of common stock upon exercise of stock options	322	1	1,386	—	—	1,387
Issuance of common stock under employee stock purchase plan	204	1	1,331	—	—	1,332
Issuance of common stock for vested restricted stock units	1,288	3	(3)	—	—	—
Tax withholding related to vesting of restricted stock units	(202)	(1)	(1,721)	—	—	(1,722)
Stock-based compensation costs	—	—	9,378	—	—	9,378
Balances at September 30, 2020	50,138	$125	$592,875	$(4,063)	$(407,419)	$181,518

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

(In thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$(29,984)	$7,129
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,220	24,096
Stock-based compensation expense	7,811	9,078
Deferred taxes	960	(4)
Others	248	269
Gain on sale of assets and other write-offs	33	(47)
Allowance for doubtful accounts	(1)	(16)
Write-down of inventories	9,215	7,236
Amortization of operating lease right-of-use assets	1,549	1,415
Foreign currency remeasurement	(110)	2,309
Change in operating assets and liabilities:
Accounts receivable	(12,671)	8,790
Inventories	(11,438)	(6,592)
Prepaid expenses and other assets	(582)	(1,315)
Accounts payable	15,587	(4,052)
Accrued and other liabilities	(20,454)	1,218
Net cash provided by (used in) operating activities	(21,617)	49,514
Cash flows from investing activities
Purchase of property, plant and equipment	(9,150)	(9,243)
Proceeds from sale of property, plant and equipment and other assets	1,023	507
Purchase of marketable securities	(27,506)	(23,529)
Proceeds from sale of marketable securities	27,501	3,500
Net cash used in investing activities	(8,132)	(28,765)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	4,946	2,719
Tax withholding on restricted stock units	(4,952)	(1,722)
Proceeds from bank loans, net of debt issuance costs	14,979	—
Repayment of bank loans	(3,626)	(8,349)
Repayment of finance lease liabilities	(70)	(64)
Net cash provided by (used in) financing activities	11,277	(7,416)
Effect of exchange rates on cash, cash equivalents and restricted cash	(61)	502
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,533)	13,835
Cash, cash equivalents and restricted cash at the beginning of the period	95,606	81,439
Cash, cash equivalents and restricted cash at the end of the period	$77,073	$95,274
Supplemental disclosure of non-cash investing and financing activities:
Unpaid property, plant and equipment in accounts payable	$1,192	$1,811
Right-of-use asset in exchange for a lease liability	$1,639	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of presentation and significant accounting policies
Basis of Presentation and Consolidation
The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. These condensed consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.
Certain Significant Risks and Uncertainties
The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the state of the global semiconductor market and supply chain; the successful and timely completion of product design efforts; the ability of the Company to sell its new products into new market segments; the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; trade restrictions by the United States against the Company's customers in China, as well as potential retaliatory trade actions taken by China; the loss of any of its larger customers; restrictions on the Company's ability to sell to foreign customers due to additional U.S. or new China trade laws, regulations and requirements; disruptions of the supply chain of components needed for its products; ability to obtain additional financing; inability to meet certain debt covenants; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; and new product design introductions by competitors. The inputs into the Company’s judgments and estimates consider the economic implications of the Covid-19 pandemic as the Company knows them, on its critical and significant accounting estimates. The extent to which the Covid-19 pandemic may impact its business will depend on future developments, which are highly uncertain, such as the duration of the outbreak, travel restrictions, governmental mandates issued to mitigate the spread of the disease, business closures, economic disruptions, and the effectiveness of actions taken to contain and treat the virus. Accordingly, future adverse developments with respect to the Covid-19 pandemic may have a negative impact on its sales, supply chain and results of operations. The inputs into the Company's judgments and estimates also consider the Department of Commerce Entities List restrictions on Huawei Technologies effective September 2020 for the Company and loss of business from Huawei Technologies.
Concentration
In the three months ended September 30, 2021, three customers were each greater than 10% of the Company’s total revenue, representing 60% of total revenue, and the Company's top five customers represented approximately 79% of the Company’s total revenue. In the three months ended September 30, 2020, three customers each were greater than 10% of revenue, representing 71% of total revenue, and our top five customers during this period represented 82% of total revenue.

In the nine months ended September 30, 2021, four customers were each greater than 10% of the Company's total revenue, representing 67% of total revenue, and the Company's top five customers represented approximately 77% of the total revenue. In the nine months ended September 30, 2020, two customers each were greater than 10% of the Company's total revenue, representing 67% of total revenue, and the Company’s top five customers represented 82% of the Company’s total revenue.
As of September 30, 2021, four customers accounted for a total of 65% of the Company’s total accounts receivable. As of December 31, 2020, three customers accounted for a total of 65% of the Company’s total accounts receivable.
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

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
High Speed Products	$78,383	$94,532	$196,688	$277,245
Network Products and Solutions	5,359	7,866	12,989	25,725
Total revenue	$83,742	$102,398	$209,677	$302,970

The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
China	$26,026	$57,087	$66,209	$178,661
Americas	10,561	17,201	21,750	51,622
Rest of world	47,155	28,110	121,718	72,687
Total revenue	$83,742	$102,398	$209,677	$302,970
Deferred revenue
The Company records deferred revenue when cash payments are received or due in advance of the Company's performance. There were no deferred revenue balances as of September 30, 2021 and December 31, 2020.
Contract assets
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such right is conditional on something other than the passage of time. Contract assets exclude any amounts presented as an accounts receivable. There were no contract assets balances as of September 30, 2021 and December 31, 2020.
Refund liabilities
The Company recognizes a refund liability if the Company receives consideration from a customer and expects to refund some or all of that consideration to the customer. The refund liabilities as of September 30, 2021 and December 31, 2020 were immaterial.
Note 3. Net income (loss) per share
The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(1,860)	$(4,903)	$(29,984)	$7,129
Denominator:
Weighted average shares used to compute per share amount:
Basic	52,427	49,936	51,599	49,212
Diluted	52,427	49,936	51,599	51,411

Basic net income (loss) per share	$(0.04)	$(0.10)	$(0.58)	$0.14
Diluted net income (loss) per share	$(0.04)	$(0.10)	$(0.58)	$0.14

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company has excluded the impact of the following outstanding employee stock options and restricted stock units as well as the shares expected to be issued under its employee stock purchase plan from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee stock options	1,604	2,282	1,604	658
Restricted stock units	3,274	3,622	3,274	80
Market-based restricted stock units	134	612	134	612
Performance-based restricted stock units	240	90	240	90
Employee stock purchase plan	125	169	125	—
	5,377	6,775	5,377	1,440
Note 4. Cash, cash equivalents, short-term investments and restricted cash
The following table summarizes the Company’s cash, cash equivalents and restricted cash (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$76,578	$95,117
Restricted cash	495	489
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$77,073	$95,606
The following table summarizes the Company’s unrealized gains and losses related to its short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of September 30, 2021				As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$27,674	$—	$—	$27,674	$27,669	$—	$—	$27,669
Reported as:
Short-term investments				$27,674				$27,669

As of September 30, 2021 and December 31, 2020, maturities of marketable securities were less than one year. There were no realized gains and losses on the sale of marketable securities during the three and nine months ended September 30, 2021 and 2020. The Company did not recognize any impairment losses on its marketable securities during the three and nine months ended September 30, 2021 or 2020. As of September 30, 2021, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.
Note 5. Fair value disclosures
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2021				As of December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments:
Money market funds	$27,674	$—	$—	$27,674	$27,669	$—	$—	$27,669
Other long-term assets:
Mutual funds held in Rabbi Trust	$847	$—	$—	$847	$810	$—	$—	$810

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
 The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at September 30, 2021. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.
There were no liabilities that are measured at fair value on a recurring basis as of September 30, 2021.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As of September 30, 2021 and December 31, 2020 the Company had no assets or liabilities required to be measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value
The carrying values of accounts receivable, accounts payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.
Note 6. Balance sheet components
Accounts receivable, net
Accounts receivable, net, consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable	$57,901	$45,277
Allowance for doubtful accounts	—	(45)
	$57,901	$45,232

Inventories
Inventories consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$27,699	$25,620
Work in process	14,105	9,196
Finished goods(1)	6,859	12,085
	$48,663	$46,901
________________________________________________________

(1)Finished goods inventory at customer vendor managed inventory locations was $1.8 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Transition services agreement receivable (refer to Note 10)	$—	$5,933
Prepaid taxes and taxes receivable	5,247	6,137
Receivables due from suppliers	10,009	4,891
Deposits and other prepaid expenses	2,869	2,417
Other receivable	548	795
	$18,673	$20,173

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Purchased intangible assets, net
Purchased intangible assets, net, consist of the following (in thousands):

	September 30, 2021			December 31, 2020
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$37,777	$(37,631)	$146	$37,637	$(37,021)	$616
Customer relationships	15,476	(15,476)	—	15,487	(15,487)	—
Leasehold interest	1,319	(480)	839	1,304	(452)	852
	$54,572	$(53,587)	$985	$54,428	$(52,960)	$1,468
For the three months ended September 30, 2021 and 2020, amortization expense relating to technology and patents is included within cost of goods sold and totaled $0.2 million in each period. For the nine months ended September 30, 2021 and 2020, amortization expense relating to technology and patents is included within cost of goods sold and totaled $0.5 million and $0.6 million, respectively.
The estimated future amortization expense of purchased intangible assets as of September 30, 2021, was as follows (in thousands):

2021 (remaining three months)	$149
2022	10
2023	10
2024	10
2025	10
Thereafter	796
$985
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Employee-related	$13,155	$19,656
Transition services agreement payables (refer to Note 10)	823	9,708
Operating lease liabilities, current	2,515	2,128
Income and other taxes payable	1,620	1,590
Accrued warranty	843	1,111
Other accrued expenses	6,027	7,860
	$24,983	$42,053
Warranty accrual
The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$903	$1,617	$1,111	$712
Warranty accruals	107	369	172	1,605
Settlements	(167)	(573)	(440)	(904)
Ending balance	$843	$1,413	$843	$1,413

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other noncurrent liabilities
Other noncurrent liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Pension and other employee-related	$3,490	$3,844
Asset retirement obligations	3,887	3,810
Transition services agreement payables (See Note 10)	—	823
Deferred income tax liabilities	507	501
Government grant	431	606
	$8,315	$9,584
Note 7. Debt
The table below summarizes the carrying amounts and weighted average interest rates of the Company’s debt (in thousands, except percentages):

	September 30, 2021		December 31, 2020
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Short-term borrowing:
Note payable to Shanghai Pudong Development Bank	$15,000	0.60%	$—	—%
Unaccreted discount and issuance costs	(178)		—
Short-term borrowing, net	$14,822		$—

Long-term debt, current and noncurrent:
Borrowing under Wells Fargo Credit Facility	$20,241	1.90%	$21,030	2.01%
Mitsubishi Bank loans	5,633	1.07% -1.47%	7,662	1.05%-1.45%
Mitsubishi Bank and Yamanashi Chuo Bank loan	3,805	1.07%	5,002	1.07%
Finance lease liability	118		189
Total long-term debt	29,797		33,883
Unaccreted discount and issuance costs	(212)		(324)
Total long-term debt, net of unaccreted discount and issuance costs	$29,585		$33,559
Reported as:
Current portion of long-term debt	$3,015		$3,232
Long-term debt, net of current portion	26,570		30,327
Total long-term debt, net of unaccreted discount and issuance costs	$29,585		$33,559
Notes payable and short-term borrowing
In June 2021, NeoPhotonics (China) Co., Ltd., ("NeoPhotonics China"), a subsidiary of the Company, entered into a credit line agreement with Shanghai Pudong Development Bank Shenzhen Branch (“SPDB”) providing for a line of credit to NeoPhotonics China in an amount of RMB 120,000,000 (approximately $18.6 million) for short-term loans at varying interest rates.
In June 2021, NeoPhotonics Dongguan Co., Ltd (“NeoPhotonics Dongguan”), also a subsidiary of the Company, entered into a credit line agreement with SPDB providing for a line of credit to NeoPhotonics Dongguan in an amount of RMB 30,000,000 (approximately $4.6 million) for short-term loans at varying interest rates. As of September 30, 2021, there was not an amount outstanding under this credit facility.
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

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As of September 30, 2021 and December 31, 2020, there was $15.0 million and $0 outstanding under the NeoPhotonics China credit facility, respectively. The note payable bears interest at 3.0% (2.4% of which was charged to NeoPhotonics China as a loan fee and will be paid in the fourth quarter of 2021). This note matures in March 2022.
As of September 30, 2021 and December 31, 2020, there were no bank acceptance drafts issued in connection under the NeoPhotonics Dongguan credit facility.
There were no compensating balances relating to these credit facilities as of September 30, 2021 and December 31, 2020, respectively. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.
Credit facilities
In June 2021, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for a lender group. The A&R Credit Agreement amends and restates in full that certain Credit Agreement dated as of September 8, 2017 (as amended, the "Former Credit Agreement"), by and among the Company and Wells Fargo. The A&R Credit Agreement provides for continuation of the $50 million revolving credit facility (the "Credit Facility"). Prior to the signing of the A&R Credit Agreement, the Company had drawn $21 million under the Former Credit Agreement, which amount was rolled over and is now treated as outstanding under the Credit Facility.
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
The Company was in compliance with the covenants of the Credit Facility as of September 30, 2021 and December 31, 2020 (under the terms of the Former Credit Agreement). As of September 30, 2021, the outstanding balance under the Credit Facility was $20.2 million and the weighted average rate under the LIBOR option was 1.90%. The remaining borrowing capacity as of September 30, 2021 was $15.9 million, of which $5.0 million is required to be maintained as unused borrowing capacity.
During the three months ended September 30, 2021, $0.1 million of accrued interest was included as a component of the principal amount of Wells Fargo Credit Facility.
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
The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with the related covenants as of September 30, 2021 and December 31, 2020. Outstanding principal balance for the Mitsubishi Term Loans was 341.7 million JPY (approximately $3.1 million) as of September 30, 2021.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690.0 million JPY (approximately $6.2 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment owned by the Company's subsidiary in Japan. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with these covenants as of September 30, 2021 and December 31, 2020. The loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $6.2 million) under this loan was fully drawn in March 2017. Outstanding principal balance for the 2017 Mitsubishi Bank Loan was approximately 287.5 million JPY (approximately $2.6 million) as of September 30, 2021.
Mitsubishi Bank and Yamanashi Chuo Bank loan
In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chuo Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $7.6 million) (the “Term Loan C”). The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C requires no additional security. The Term Loan C was available from January 29, 2018 to January 29, 2025. The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of September 30, 2021 and December 31, 2020. Outstanding principal balance for the Mitsubishi Bank and Yamanashi Chuo Bank Loan was approximately 425.0 million JPY (approximately $3.8 million) as of September 30, 2021.
As of September 30, 2021, maturities of notes payable and borrowings under line of credit are as follows (in thousands):

2021 (remaining three months)	$853
2022	18,029
2023	3,011
2024	2,241
2025	422
Thereafter	20,241
$44,797

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Leases
The Company has operating leases for offices, research and development facilities and manufacturing facilities. Leases have remaining terms of one year to seven years, some of which include options to extend the leases and some of which may include options to terminate the leases within one year. As of September 30, 2021 and December 31, 2020, an asset recorded in property, plant and equipment under a finance lease was immaterial.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$792	$757	$2,348	$2,273
Variable and short-term lease cost	774	574	2,074	1,472
Total lease cost	$1,566	$1,331	$4,422	$3,745
Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,493	$2,359
Weighted average remaining lease term
Operating leases	5.7 years	6.7 years
Weighted average discount rate
Operating leases	6.3%	6.5%
Future minimum lease payments under non-cancelable leases as of September 30, 2021 were as follows (in thousands):

Operating Leases
2021 (remaining three months)	$901
2022	3,465
2023	3,445
2024	3,345
2025	3,422
Thereafter	5,406
Total future minimum lease payments	19,984
Less imputed interest	(3,319)
Total	$16,665
As of September 30, 2021 and December 31, 2020, the future minimum lease payments are captured in the Company's Consolidated Balance Sheets as follows:

Operating Leases:	September 30, 2021	December 31, 2020
Accrued and other current liabilities	$2,515	$2,128
Operating lease liabilities, noncurrent	14,150	14,522
Total	$16,665	$16,650
Note 9. Japan pension plan
The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan as of September 30, 2021 was $2.9 million, of which $0.3 million was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet. The pension liability related to the Company’s RAP in Japan as of December 31, 2020 was $3.7 million, of which $0.7 million, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Net periodic pension cost associated with this plan was immaterial in the three and nine months ended September 30, 2021 and 2020.
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

At September 30, 2021, the amount payable by the Company to APAT OE under the settlement agreement is approximately $0.8 million, and is included in Accrued and Other Liabilities in the caption "Transition Services Agreement Payable" (See Note 6). APAT OE has repaid the full amount of the Transition Services Agreement Receivable owed to the Company and there is currently no balance remaining as of September 30, 2021 (See Note 6).

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

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11. Stockholders’ equity
Common Stock
As of September 30, 2021, the Company had reserved 6,694,262 common stock for issuance under its equity incentive plans and 1,156,415 common stock shares for issuance under its employee stock purchase plan.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$1,951	$(216)	$1,735
Other comprehensive loss, net of taxes of zero	(555)	—	(555)
Balances at September 30, 2021	$1,396	$(216)	$1,180

No material amounts were reclassified out of accumulated other comprehensive loss during the three and nine months ended September 30, 2021 and 2020 for realized gains or losses on available-for-sale securities.
Accumulated Deficit
Approximately $10.0 million of the Company’s retained earnings within its total accumulated deficit as of December 31, 2020 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves.
Note 12. Restricted net assets
The Company’s consolidated subsidiaries operating in China and Japan are restricted from transferring funds or assets to its parent company in the form of cash dividends, loans or advances. As of September 30, 2021 and December 31, 2020, the Company's consolidated subsidiaries had $11.5 million and $11.4 million, respectively, of restricted net assets. This compares to the Company's consolidated net assets of $157.1 million and $180.4 million as of September 30, 2021 and December 31, 2020, respectively, which consisted of (in thousands):

	September 30, 2021	December 31, 2020
Cash restricted in China as a result of unfulfilled government grants	$458	$452
China earnings restricted to fund statutory common reserves in China	10,125	10,010
Loan agreements in Japan requiring local subsidiaries to maintain minimum net asset levels	895	969
Total restricted net assets in the Company's consolidated subsidiaries	$11,478	$11,431

Note 13. Stock-based compensation
The following table summarizes the stock-based compensation expense recognized in the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$403	$607	$1,523	$1,765
Research and development	565	748	2,171	2,505
Sales and marketing	353	565	1,168	1,833
General and administrative	873	853	2,949	2,975
	$2,194	$2,773	$7,811	$9,078

As of September 30, 2021 and December 31, 2020, stock-based compensation capitalized in inventories totaled $0.2 million and $0.3 million, respectively.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model.
Stock Options and Restricted Stock Units (RSUs)
The following table summarizes the Company’s stock option and RSU activity, excluding market and performance-based RSUs, during the three and nine months ended September 30, 2021:

	Stock Options	Restricted Stock Units
	Number of Shares	Number of Units
Balance as of December 31, 2020	2,096,917	3,621,681
Granted	60,944	1,434,500
Exercised/Converted	(529,482)	(1,445,813)
Cancelled/Forfeited	(24,393)	(336,294)
Balances at September 30, 2021	1,603,986	3,274,074
At September 30, 2021, the Company had $0.3 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures. At September 30, 2021, the Company had $19.4 million of unrecognized stock-based compensation expense for RSUs, excluding market and performance-based RSUs, net of estimated forfeitures.
Market-based Restricted Stock Units
As of September 30, 2021, the Company has granted 705,000 shares of market-based RSUs and 133,875 shares remain outstanding to certain employees. These RSUs will vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share and the recipients remain in continuous service with the Company through such service period. A total of 437,125 market-based RSUs have vested and 134,000 market-based RSUs have been cancelled/forfeited through September 30, 2021. As of September 30, 2021, the Company had $0.2 million of unrecognized stock-based compensation expense for these RSUs, net of estimated forfeitures. The fair value of market-based RSUs was measured on the grant date using Monte Carlo simulation model with the following assumptions:

Assumptions Used
Weighted-average volatility	66%
Risk-free interest rate	2.79%
Expected dividends	—%
Performance-based Restricted Stock Units
In April 2020, the Company granted 90,400 shares of performance-based RSUs to certain employees. These RSUs will vest upon certification by the Board of Directors or the Compensation Committee that the Company has achieved at least $425 million in revenue over four consecutive fiscal quarters and the recipients remain in continuous service with the Company through such service period. None of these performance-based RSUs were vested through September 30, 2021.

In July 2021, the Company granted 165,000 shares of performance-based RSUs to certain employees. These RSUs will vest upon certification by the Board of Directors or the Compensation Committee that the Company has achieved at least $100 million in revenue from Data Center Customers as measured over four consecutive quarters and the recipients remain in continuous service with the Company through such service period.

None of such performance-based RSUs were vested through September 30, 2021, and 14,950 of these performance-based RSUs have been cancelled/forfeited through September 30, 2021.
Stock Appreciation Units (SAUs)
SAUs are liability classified share-based awards. Outstanding SAUs are re-measured each reporting period at fair value until settlement. The Company did not grant any SAUs during the three and nine months ended September 30, 2021 or 2020. As of September 30, 2021 and December 31, 2020, there were 150,000 SAUs outstanding, respectively, and related SAU liabilities were $0.6 million and $0.7 million, respectively.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Employee Stock Purchase Plan (ESPP)
The Company did not issue shares under the ESPP during the three months ended September 30, 2021. As of September 30, 2021, there was $0.1 million of unrecognized stock-based compensation expense for employee stock purchase rights that will be recognized over the remaining offering period through November 2021.
2020 Equity Incentive Plan
On June 1, 2021, at the 2021 Annual Meeting of Stockholders of NeoPhotonics Corporation, the Company's stockholders approved NeoPhotonics Corporation 2020 Equity Incentive Plan as amended and restated (the “Amended 2020 Plan”) to increase the number of shares available for the grant of stock options, restricted stock unit awards, and other awards by 900,000 shares. The Amended 2020 Plan became effective immediately upon stockholder approval at the Annual Meeting. After taking this amendment into account, the aggregate number of shares of common stock reserved for issuance under the Amended 2020 Plan will not exceed the sum of (i) 2,821,414 shares and (ii) certain shares subject to outstanding awards granted under the Company’s 2010 Equity Incentive Plan or 2011 Inducement Award Plan that may become available for issuance under the Amended 2020 Plan, as such shares become available from time to time.
Note 14. Income taxes
The income tax provision from income taxes in the periods presented is based upon the income (loss) before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax (provision) benefit	$(456)	$1,206	$(1,279)	$(1,199)

 The Company’s income tax provision in the three and nine months ended September 30, 2021 was primarily related to income taxes on earnings from its foreign tax jurisdictions.
The Company’s income tax benefit (provision) in the three and nine months ended September 30, 2020 was primarily related to updating the projected forecast of the tax provision from U.S. and non-U.S. operations.
The Company projected a pretax loss for its U.S. operations and a higher effective tax rate based on non-U.S. operations for the three months ended September 30, 2020. The tax provision for the nine months ended September 30, 2020 was primarily related to income taxes on earnings from its foreign tax jurisdictions.
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
As of September 30, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2020.
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

Note 15. Subsequent Events

Acquisition by Lumentum Corporation

On November 4, 2021, NeoPhotonics announced an agreement (the “Lumentum Transaction”) through which Lumentum will acquire NeoPhotonics (the “Transaction”). Pursuant to the agreement, each issued and outstanding share of NeoPhotonics common stock will be converted into the right to receive $16.00 in cash at closing of the Transaction. In addition, Lumentum will make available to NeoPhotonics a working capital loan of $50 million.

Lumentum is a designer and manufacturer of innovative optical and photonic products enabling optical networking and laser applications worldwide.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Transaction is expected to close by the end of 2022 and could be subject to change based on regulatory review process or other developments. It has received unanimous approval of NeoPhotonics' Board of Directors and is subject to customary closing conditions, including NeoPhotonics’ shareholder approval and regulatory approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2021 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.
This Quarterly Report on Form 10-Q for the period ended September 30, 2021 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2021 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.
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
Overview
We develop, manufacture and sell optoelectronic products that transmit and receive high-speed digital optical signals that connect the Cloud and hyperscale data center and telecom networks. We are the world's primary supplier of ultra-pure light tunable lasers that are required for the highest speed-over-distance fiber optic communications links. We believe our annual production volumes for these products significantly exceeds all of our competitors combined at these data rates. Our external cavity tunable laser products, given their low phase noise, compact size, high output power, and low electrical power consumption are the lasers of choice at 400G and above data rates. Even more, our Nano ECL tunable laser, is the laser of choice for use in coherent 400G pluggable high speed modules, including in 400ZR pluggable coherent DCO modules. As the industry moves to ramping 400ZR deployments, we believe demand for our Nano laser is strong. (Herein, "Cloud" refers to the vast constellation of servers that are located in data centers around the world and which are accessed through the internet, along with the associated software and data bases that run on them and the communications links that interconnect them.)

Fortunately, because of our high volume laser capacity, we believe we are able to fulfill demand for these products as the supply pipeline readies for increasing 400ZR deployment rates that are just beginning. This is important, as our Nano tunable laser is a core component of the 400ZR module products from a majority of 400ZR module producers to the Cloud and to hyperscalers.

Our products including our tunable lasers deliver, for each wavelength, 400 Gigabits per Second ("G"), 600G and 800G and beyond data rates. We sell high performance integrated pluggable coherent optical transceiver modules which directly transmit high-speed data using industry standard Internet Protocol ("IP") coding over Dense Wavelength Division Multiplexing ("DWDM"), greatly simplifying data networks, thereby reducing costs and power consumption.

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

We believe that we are well positioned to continue world market leadership in these laser, component and module solutions based on our leadership in the ultra-pure light lasers which power them and our comprehensive technologies for Silicon Photonics and Indium Phosphide Photonic Integrated Circuits ("PICs") and optical ICs.

Our high-speed optical communications products use coherent technology to encode optical signals from electronic signals for transmission and to decode them for receiving. Ultra-high speeds require coherent technology that encodes information using the phase, amplitude and polarization of an optical wavelength, packing in far more information than simple on/off encoding. We believe that we are a global leader in coherent transmission technology, based on our achieved data rates or speeds, over distance, leadership in ultra-pure color lasers and optical integration for miniaturization and low power consumption.

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

We sell to virtually all of the leading telecom network equipment companies such as Ciena, Cisco Systems, including its acquisition of Acacia Communications, Fiberhome, Fujitsu, Huawei, Infinera, NEC, Nokia and ZTE. Our shipments to Huawei and its affiliates in 2021 were limited to a small number of products that are compliant with the new restrictions.

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

Our High Speed Products for data rates of 100G, 400G, 600G, 800G and above were 94% of our revenues for the three and nine months ended September 30, 2021 compared to 92% for the same periods a year ago. Our sales concentration in High Speed Products has increased each year for more than 10 years. “High Speed Products” refers to transmitter and receiver products as well as switching and other component products designed for 100G and beyond optical transmission applications. Our high speed 100G and beyond products are based on our Advanced Hybrid Photonic Integration technologies, which support 100 gigabits or more per second of information transmitted over a single channel. Our 400G and above products are a subset of our High Speed Products.

Revenue from products for 400G and above applications was $41.7 million in the three months ending September 30, 2021 representing 50% of total revenues and growth of 54% over the same period a year ago. Revenue from products for 400G and above applications was $102.9 million in the nine months ending September 30, 2021 representing 49% of total revenues and growth of 86% over the same period a year ago. Products capable of data rates of 400G and above have accounted for more than 10% of our revenue since 2018 and have nearly doubled from $44 million in 2019 to $86 million in 2020, and was $103 million for the nine months ended September 30, 2021. We believe that the market for 400G and above products will grow at a 5-year compound annual growth rate of approximately 70 percent through 2024. We therefore expect our 400G and above revenues will continue to grow at an accelerated rate over the immediate and longer term.

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
Results of Operations
Revenue
Our business is focused on the highest speed digital optics and signal processing communications applications. In the three and nine months ended September 30, 2021, our High Speed Products for data rates of 100G and beyond comprised 94% in each period.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Total revenue	$83,742	$102,398	$(18,656)	(18)%	$209,677	$302,970	$(93,293)	(31)%

 We generate most of our revenue from a limited number of customers. In the three months ended September 30, 2021, three customers each were greater than 10% of our revenue, representing 60% of total revenue, and our top five customers during this period represented 79% of total revenue. In the three months ended September 30, 2020, three customers each were greater than 10% of revenue, representing 71% of revenue, and our top five customers during this period represented 82% of total revenue. In the nine months ended September 30, 2021, four customers were each greater than 10% of revenue, representing 67% of total revenue, and the Company's top five customers represented approximately 77% of the total revenue. In the nine months ended September 30, 2020, two customers accounted for approximately 67% of the Company's total revenue, and the Company’s top five customers represented approximately 82% of the Company’s total revenue.

Huawei was our largest customer in 2020, with $148.4 million in revenue during the first three quarters of 2020. In the first three quarters of 2021, Huawei represented $23.3 million of total revenue.

Three Months Ended September 30, 2021 Compared With Three Months Ended September 30, 2020
Total revenue decreased by $18.7 million, or 18%, in the three months ended September 30, 2021 compared to the same period in 2020. The majority of the decrease is the result of the additional BIS restrictions on Huawei effective in the third quarter of 2020, partially offset by an increase in our high performance products. Huawei revenue was 10% in the three months ended September 30, 2021 and was 44% for the same period in 2020. Excluding Huawei, revenue in the third quarter of 2021 grew 30% and High Speed product revenue grew 39%. Our 400G and above product revenue in the third quarter of 2021 increased $14.7 million compared to the same period a year ago and comprised 50% of revenue, up from 26% of revenue in the third quarter of 2020.

Nine Months Ended September 30, 2021 Compared With Nine Months Ended September 30, 2020

Total revenue decreased by $93.3 million, or 31%, in the nine months ended September 30, 2021 compared to the same period in 2020. The majority of the decrease is the result of the additional BIS restrictions on Huawei, partially offset by an increase in our high performance products. Huawei revenue was 11% in the nine months ended September 30, 2021 and 49%

during the same period in 2020. Excluding Huawei, revenue in the nine months ended September 30, 2021 increased by $31.7 million, or 21%, driven by growth in our High Speed products, which increased 32% compared to the same period during 2020.

In the three and nine months ended September 30, 2021 and 2020, respectively, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
China	31%	56%	32%	59%
Americas	13%	17%	10%	17%
Rest of world	56%	27%	58%	24%
Total revenue	100%	100%	100%	100%
Geographic revenue represents the shipment location and frequently changes based on the location of contract manufacturing, rather than end customer location. Shipments to the Americas and to the rest of the world are mainly to contract manufacturers for non-China based network equipment manufacturers ("NEMs").

We believe we will continue to be an industry leader for the highest speed over distance network solutions, supplying customers with components and modules which deliver the highest bandwidth per wavelength and per fiber for long distances. Our High Speed Product market segment consistently represents 94% or more of our business. Since launching 400ZR and 400ZR+ pluggable coherent modules in the fourth quarter of 2019, we have been shipping units for qualification and our first production lines have been installed and are being readied for volume ramping and we continue to invest in production lines for additional capacity. Our QSFP-DD and OSFP 400ZR modules are now in general availability. In addition, we are shipping initial quantities of our newest 96Gbaud component suite for superb 800G DCI and 400G long-haul transmissions. We believe these high-performance products will bring revenue growth and potential expansion into other markets. While we expect a significant portion of our revenue will continue to be derived from a limited number of customers, we continue to see some customer diversification with three customers greater than 10% of our revenue in the nine months ended September 30, 2021, and expect a further increase in diversification with expansion of our high-performance products.
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

As a manufacturing company, our margins are sensitive to changes in volume and factory utilization. We have made significant operational improvements with solid progress on cost reductions, yield improvement and effective cost absorption through higher volume in addition to reducing depreciation costs. Because of the additional BIS restrictions on Huawei, the business volume in the nine months ended September 30, 2021 was significantly lower, by 31%, as compared to the same period in 2020, impacting our factory utilization and cost absorption.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of goods sold	$59,968	$77,994	$(18,026)	(23)%	$162,689	$215,338	$(52,649)	(24)%
Gross profit	$23,774	$24,404	$(630)	(3)%	$46,988	$87,632	$(40,644)	(46)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross profit as a % of revenue	28%	24%	22%	29%

Three Months Ended September 30, 2021 Compared With Three Months Ended September 30, 2020
Gross profit decreased by $0.6 million, to $23.8 million, in the three months ended September 30, 2021, compared to $24.4 million in the same period in 2020. Gross margin increased to 28% in the three months ended September 30, 2021, compared to 24% in the same period a year ago. The decrease in gross profit is primarily related to the reduction in business volume with Huawei of $35.9 million, $3.7 million of utilization and related charges, annual price adjustments offset by continuous cost reductions and approximately $1.9 million increase in inventory write-downs mostly due to end-of-life products reserves.

Nine Months Ended September 30, 2021 Compared With Nine Months Ended September 30, 2020
Gross profit decreased by $40.6 million, or 46%, to $47.0 million in the nine months ended September 30, 2021, compared to $87.6 million in the same period in 2020. The decrease in gross profit was primarily related to the reduction in business volume with Huawei of $125.1 million, $13.0 million of utilization and related charges, annual price adjustments offset by continuous cost reductions and $1.7 million increase in inventory write-downs mostly due to end-of-life products reserves.
Operating Expenses
Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and other variable compensation.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$13,875	$15,276	$(1,401)	(9)%	$42,383	$40,849	$1,534	4%
Sales and marketing	3,498	3,692	(194)	(5)%	10,725	11,630	(905)	(8)%
General and administrative	7,719	7,758	(39)	(1)%	22,411	23,350	(939)	(4)%
Asset sale related costs	28	87	(59)	(68)%	155	219	(64)	(29)%
Restructuring charges	(12)	141	(153)	(109)%	10	141	(131)	(93)%
Total operating expenses	$25,108	$26,954	$(1,846)	(7)%	$75,684	$76,189	$(505)	(1)%

Research and development
Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended September 30, 2021 Compared With Three Months Ended September 30, 2020

We focus our research and development efforts to continue pushing the performance leadership boundaries. Research and development expense of $13.9 million, or 17% of revenue, decreased $1.4 million, or 9%, in the three months ended September 30, 2021, compared to the same period in 2020. The decrease was primarily related to our 400ZR product reaching commercial production in the third quarter of 2020 and such costs are now being charged to cost of goods sold and are no longer being charged to research and development expense.

Nine Months Ended September 30, 2021 Compared With Nine Months Ended September 30, 2020

Research and development expense of $42.4 million, or 20% of revenue, increased $1.5 million, or 4%, in the nine months ended September 30, 2021, compared to the same period in 2020. The increase was primarily due to $0.9 million additional investment in the development of 400ZR and $0.6 million depreciation.

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

Three Months Ended September 30, 2021 Compared With Three Months Ended September 30, 2020

Sales and marketing expense remained flat in the three months ended September 30, 2021 compared to the same period a year ago.

Nine Months Ended September 30, 2021 Compared With Nine Months Ended September 30, 2020

Sales and marketing expense decreased by $0.9 million, or 8%, in the nine months ended September 30, 2021, compared to the same period in 2020 primarily from a decrease in variable compensation.

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

Three Months Ended September 30, 2021 Compared With Three Months Ended September 30, 2020

General and administrative expense in the three months ended September 30, 2021, decreased by an amount of less than $0.1 million and is primarily related to a decrease in variable compensation, compared to the same period a year ago.

Nine Months Ended September 30, 2021 Compared With Nine Months Ended September 30, 2020

General and administrative expense decreased by $0.9 million or 4%, in the nine months ended September 30, 2021, compared to the same period in 2020. The decrease was mainly from $1.5 million decrease in variable compensation, offset by $0.5 million increase in information technology service and license costs and other related expenses.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest income	$94	$21	$73	348%	$339	$141	$198	140%
Interest expense	(207)	(263)	56	(21)%	(654)	(942)	288	(31)%
Other income (expense), net	43	(3,317)	3,360	(101)%	306	(2,314)	2,620	(113)%
Total	$(70)	$(3,559)	$3,489	(98)%	$(9)	$(3,115)	$3,106	(100)%
Three Months Ended September 30, 2021 Compared With Three Months Ended September 30, 2020
Interest income and expense remained flat in the three months ended September 30, 2021 compared to the same period a year ago. Other income (expense), net decreased by $3.4 million in the three months ended September 30, 2021, as compared to the same period in 2020, due to U.S. dollar appreciation against both the Chinese Renminbi and Japanese Yen.
Nine Months Ended September 30, 2021 Compared With Nine Months Ended September 30, 2020

Interest expense decreased by $0.3 million in the nine months ended September 30, 2021, as compared to the same period in 2020. The decrease in interest expense was due to a $5.0 million decrease in outstanding borrowings from September 30, 2021 to September 30, 2020 and a reduction in the interest rate on our Wells Fargo loan. Other income (expense), net, decreased $2.6 million in the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to U.S. dollar appreciation against both the Chinese Renminbi and Japanese Yen.

Income taxes
We conduct our business globally and our operating income is subject to varying rates of tax in the U.S., China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income tax (provision) benefit	$(456)	$1,206	$(1,662)	(138)%	(1,279)	(1,199)	$(80)	7%

Our income tax provision in the three and nine months ended September 30, 2021 was primarily related to the operating profit realized in our foreign subsidiaries in Japan and China. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue.

Our income tax benefit in the three months ended September 30, 2020 was primarily related to updating the projected pretax profit forecast on our U.S. and non-U.S. operations, which was related to the restructuring actions initiated by the Company in the third quarter of 2020. Our income tax provision for the nine months ended September 30, 2020 was primarily related to the operating profit realized in our foreign subsidiaries in Japan and China.
Liquidity and capital resources
As of September 30, 2021, our principal source of liquidity consisted of approximately $104.7 million of cash and cash equivalents and our short-term investments, of which approximately $45.5 million was held by subsidiaries outside of the United States. Cash, short-term investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.
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
As of September 30, 2021, our total indebtedness was primarily comprised of short-term notes payable and borrowings under our credit facilities totaling $44.8 million (at gross amounts exclusive of debt discounts and issuance costs) consisting of:
•Borrowings under our Wells Fargo credit facility of $20.2 million
•Short-term note payable of $15.0 million from our credit facilities in China
•Notes payable of $9.4 million from our credit facilities in Japan
In addition to our cash, we had approximately $15.9 million of additional liquidity available to us, of which $5.0 million is required to be maintained as unused borrowing capacity, under our $50 million credit facility with Wells Fargo Bank. We also have additional liquidity available to us of $8.2 million from our $23.2 million credit facilities in China.
We believe that our existing cash, cash equivalents and cash flows from our operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to increase our manufacturing capacity and our foreign operations and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash flow discussion
The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$(21,617)	$49,514
Net cash used in investing activities	(8,132)	(28,765)
Net cash used in financing activities	11,277	(7,416)
Effect of exchange rates on cash, cash equivalents and restricted cash	(61)	502
Net increase (decrease) in cash, cash equivalents and restricted cash	$(18,533)	$13,835
Operating activities
Net cash used in operating activities was $21.6 million in the nine months ended September 30, 2021, compared to $49.5 million net cash provided by operating activities in the same period in 2020. The net cash used in operating activities increased by $71.1 million due to the decrease in net income of $37.1 million. Cash outflow from working capital of $27.4 million was primarily driven by increases in accounts receivable and inventories, offset by an increase in accounts payable and a decrease in accrued and other liabilities. The increase in accounts receivable is primarily due to increased sales from our high speed products, as well as the timing of shipments due to ongoing supply chain challenges. The increase in inventory and accounts payable is due to increased procurement to support our future growth. The decrease in accrued and other liabilities is primarily related to a settlement payment of all APAT accounts as a result of the litigation settlement from the fourth quarter of 2020 and the payment of our variable compensation.
Investing activities
Net cash used in investing activities was $8.1 million in the nine months ended September 30, 2021, compared to $28.8 million used in investing activities in the same period in 2020. The decrease in cash flows used in investing activities was primarily due to a net increase in proceeds from the investment in and sale of marketable securities of $20.0 million when compared to the same period in 2020.
Financing activities
Net cash provided by financing activities was $11.3 million in the nine months ended September 30, 2021, compared to $7.4 million used in financing activities in the same period in 2020. The decrease in cash flows used in financing activities was primarily due to proceeds received from a short-term note payable of $15.0 million offset by a decrease in net payments under our note payable and debt arrangements of $4.7 million when compared to the same period in 2020.
Off-balance Sheet Arrangements
As of September 30, 2021, we did not have any significant off-balance sheet arrangements.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the Covid-19 pandemic. We are continually monitoring and assessing the impact of the Covid-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
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

The telecommunications systems market is concentrated with approximately ten global network equipment manufacturing companies having collectively more than 90% market share. We have generated most of our revenue from a limited number of customers. Our top five customers accounted for 79% of our revenue in the three months ended September 30, 2021 and 82% in the three months ended September 30, 2020. Three customers were greater than 10% of our revenue for the three months ended September 30, 2021 and three customers were greater than 10% for the three months ended September 30, 2020.

The lack of significant growth from, the loss of, or a significant reduction in orders from any of our major customers would materially and adversely affect our revenue and results of operations. In 2020 and in the three months ended September 30, 2021, the reduction in revenue from Huawei, our largest customer in 2020, has had a material adverse effect on our results of operations. Our sales to Huawei are expected to remain adversely impacted.

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

Due to the additional actions of BIS in August 2020, we halted shipments to Huawei after September 14, 2020 and simultaneously removed Huawei revenue from our operating plan while we conducted a systemic assessment of the impact of the new regulations on our products and production methods. While we were able to resume shipping a subset of our legacy products that comply with EAR in the first quarter of 2021, the loss of revenue from Huawei has had a material adverse impact on our revenues and financial results for 2021. Further BIS or other government actions may adversely affect our ability to sell any products to Huawei.

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

We have had a history of losses and we may incur additional losses in future periods. As of September 30, 2021, our accumulated deficit was $448.9 million. Due to the actions of BIS in August 2020, we decided to remove Huawei revenue from our operating plan while we conducted a systemic assessment of the impact of the new regulations on our products and production methods. While we were able to resume shipping a subset of our legacy products that comply with EAR in the first quarter of 2021, we expect that we will continue incur further losses in 2021 due to the expected reduction in sales to Huawei.

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

Risks Related to Our Operations in China

Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 28% as of September 30, 2021, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011

3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1/A	333-166096	3.5	November 22, 2010

10.1	Property Lease Contract dated July 27, 2021, by and between NeoPhotonics Dongguan Co., Ltd. and Dongguan Conrad Hi-Tech Park, Ltd.	Form 10-Q	001-35061	10.4	August 3, 2021

10.2	Amended and Restated Non-Employee Director Compensation Policy of NeoPhotonics Corporation.	Form 8-K	001-35061	8.01	October 1, 2021

10.3	2021 Target Bonus Program					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date:	November 4, 2021	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)