Form 10-K
period 2021-12-31
NEOPHOTONICS CORP
filed 2022-02-25
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
Form 10-K
_____________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [Yes ☒ No ☐]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2021 (based upon the closing sale price of the Registrant’s common stock on the New York Stock Exchange), was approximately $516,380,000. This calculation excludes 1,504,525 shares held by directors, executive officers and stockholders affiliated with our directors and executive officers.
As of February 18, 2022, the Registrant had 53,128,218 outstanding shares of Common Stock.
__________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 31, 2021.

NEOPHOTONICS CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2020

PART I
ITEM 1.    BUSINESS
FORWARD-LOOKING STATEMENTS
You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements including statements concerning our possible or assumed future results of operations, proposed merger with Lumentum Holdings Inc., business strategies, competitive position, industry environment, potential growth opportunities and the effects of competition. Such statements are based upon our management’s beliefs and assumptions and on information currently available to us. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors in this Annual Report on Form 10-K are discussed in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

CONVENTIONS THAT APPLY IN THIS ANNUAL REPORT ON FORM 10-K

The conventions and terms used in this Report relate to the following categories in our industry:

Communications Technologies	Optical Materials Platforms	Lasers, Coherent Components and Modules	Speed	Transmission Reach or Distance	Data Center	Modulations	Transport and Switching
• 5G • CDC • CPO • Coherent • Contentionless • Disaggregation • DWDM • IP over DWDM • Long Haul • Metro • PIC • PLC	• III-V • GaAs • InP • SiGe • Silicon Photonics	• CDM • CFPx • COSA • DCO • DFB • ECL • EML • ICR • MCS • NLW • OSFP • QSFP-DD	• 100G • 400G • 400ZR • 400ZR+ • 600G • 800G • 1T • Gbaud • Gbps • Tbps	• DR (500 m) • FR (2 km) • LR (10 km) • ZR (≤120 km) • ZR+ (>120 km) • Metro reach • Regional reach • Long haul	• Cloud • DCI • IP	• Modulation Order • PAM • QAM • QPSK	• AAWG • Drop Module • ROADM

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

•     “Baud”, “baud rate” or "Gbaud” refers to a unit of the symbol rate of a transmission system and is equal to the number of times a signal changes state per second. One baud is equivalent to one symbol per second. Similarly, Gbaud is equivalent to one billion symbols per second. The data rate of a transmission symbol is determined by multiplying the baud rate times a factor determined by the modulation order.

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

•“DSP” refers to the use of a specialized digital signal processor to perform a wide variety of signal processing operations to recover transmitted data from an optical signal, including recovery of such signals impaired through transmission.

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

•“ICR” refers to Integrated Coherent Receiver;

•“InP” refers to Indium Phosphide, a III-V component semiconductor material;

•“IP over DWDM” or 'Internet Protocol (IP) over DWDM' is the concept of sending data packets directly over an optical layer using DWDM for its capacity and other operations.

•“I/Q” refers to In-Phase and Quadrature Modulator;

•“ITLA” refers to Integrable Tunable Laser Assembly;

•“LR” refers to transmission over a reach of 10 kilometers;
•“MCS” refers to Multi-Cast Switch;

•“Modulation Order” refers to modulation schemes which can transmit more than one bit per symbol (baud), such as QPSK, PAM and QAM.

•"Network Products and Solutions” collectively refers to all products sold by us for use in optical communications networks and a variety of other applications that are designed for use at data rates that are less than 100Gbps, including 40G, 10G and lower data rates. These products include certain passive products that do not explicitly have a data rate specification, but that are most commonly used in networks at these data rates;

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

•“ZR” refers to a transmission reach of 80 to 120 kilometers;

•“ZR+” refers to transmission at distances over a reach greater than 120 kilometers using a small form factor coherent pluggable transceiver module.

Unless the context indicates otherwise, we use the terms “NeoPhotonics,” “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K to refer to NeoPhotonics Corporation and, where appropriate, its subsidiaries.
Overview: Our Position in Advanced Communications
We develop, manufacture and sell optoelectronic products that transmit and receive high-speed digital optical signals for Cloud and hyperscale data center internet content provider and telecom networks. We are the world's leading supplier of tunable lasers that emit the ultra-pure light that is required for the highest speed over distance fiber optic communications links.

Cloud and hyperscale data center networks are operated by companies such as Amazon, Google, Meta, Microsoft and Tencent, while telecom networks are operated by telecommunications carriers such as AT&T, China Mobile, Deutsche Telekom, NTT Communications, Telefonica and Verizon. As operators of large-scale high-speed communications networks, many of these companies are end-users of NeoPhotonics products. Our direct customers can be these companies, their contract manufacturers or their network equipment suppliers, including companies such as Arista Networks, Ciena Corporation, Cisco Systems, Huawei Technologies, Infinera, Nokia and ZTE. These network equipment manufacturers and their engineering and manufacturing suppliers ("EMS") have historically been our primary customers. However, as we integrate our products into more complete solutions, we expect rising revenues directly from operators of high-speed communications networks.

Most of all the world’s leading suppliers of network equipment and coherent transceiver products directly or indirectly use NeoPhotonics ultra-pure light tunable lasers for their highest speed coherent solutions, and most of them use our integrated modulator and receiver components.

Our high-speed products support the explosive growth of data traffic in Cloud and hyperscale data center networks. Our laser market penetration has increased substantially over the last five years, and our ultra-pure light lasers have been adopted by nearly all leading network equipment and coherent transceiver manufacturers for their 400G and above systems. In addition to our leadership in ultra-pure light tunable lasers, we have been increasing our sales with these companies in modulator and receiver components. Over the recent years, many of these network equipment manufacturers have adopted our 64 Gbaud and 96 Gbaud receiver and modulator components, together with our tunable laser, for their highest speed systems.

Our products operate at the highest speed over distance, at speeds of 400 Gigabits per Second ("G"), 600G and 800G and beyond data rates in a single wavelength. Versions of these products have the speed, size, output power and low power consumption that enable interoperable pluggable transceivers in standard form factors which directly transmit data using industry standard Internet Protocol coding, or IP over DWDM wavelengths, greatly simplifying data networks, thereby lowering costs and reducing the total electrical power required.

Our revenue from products capable of maximum data rates of 400G and above grew by 70% in 2021 over 2020, up from $86 million in 2020 to $148 million in 2021. Similarly, 400G and above revenue doubled in 2020 over 2019, from $44 million in 2019 to $86 million in 2020. Revenue from products for 400G and above applications has been increasing steadily and is now approximately 56% of fourth quarter revenues. 400G capable products are defined as products capable of 50 Gbaud and above operation plus lasers purchased specifically for systems with a maximum data rate of 400G or higher. Customers often use products capable of a maximum data rate of 400G and above at lower speeds, in order to achieve longer transmission distances by employing lower order modulation schemes. We believe that the market for products with a maximum data rate of 400G and above will grow at a 5-year compound annual growth rate of approximately 60 percent through 2025. We therefore expect our 400G and above revenues will continue to grow at an accelerated rate over the intermediate and longer term.

Over the past decade we have been first to deliver commercial mass production volumes for each of the highest speed advances in coherent optical components and lasers, as maximum speeds have advanced for each wavelength, or color, from 100G to 200G, 400G and 800G. We are a specialist in developing and producing products for the highest speed over distance applications, where high baud rate, laser single clarity and high sensitivity are keys to achieving longer distances for a given speed.

We believe we are well positioned to attain and maintain industry leadership in these laser, component and module solutions based on our leadership in the ultra-pure light lasers which power them and our comprehensive Silicon Photonics and compound semiconductor technologies for optical ICs.

Proposed Merger with Lumentum Holdings, Inc.
On November 3, 2021, we entered into an Agreement and Plan of Merger with Lumentum Holdings Inc., a Delaware corporation (“Lumentum”) and Neptune Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Lumentum (“Merger Sub”), (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, we will be acquired by Lumentum through a merger of Merger Sub and into us (the “Merger”), with NeoPhotonics Corporation surviving the Merger as a wholly owned subsidiary of Lumentum.

Pursuant to the terms of the Merger Agreement, and subject to the terms and conditions set forth therein, our stockholders will receive $16.00 per share in cash, without interest thereon and after giving effect to any required tax withholdings, for each NeoPhotonics share they own. As of December 23, 2021, the date of our Definitive Proxy Statement filed in connection with the Merger, we anticipate that the total amount of funds necessary to complete the Merger and the related transactions, and to pay the fees and expenses required to be paid at the Closing of the Merger by Parent and Merger Sub under the Merger Agreement, will be approximately $913 million. Lumentum will provide up to $50 million in interim debt financing to us, which would provide us financing that may be necessary to operate our business during the pendency of the Merger on terms that are, taken as a whole, likely better than those that could otherwise be obtained from an unrelated third party. The cash consideration will be funded from the combined company’s balance sheet.

The Merger Agreement contains certain termination rights for both Lumentum and us and provides that if the Merger Agreement is terminated for failure to obtain antitrust approval, Lumentum may be required to pay us a termination fee of $55.1 million; and if Lumentum or any of its affiliates enters into any agreement, letter of intent or other similar agreement for an acquisition of any ownership interest or assets of any person that cause a material delay in, or results in the failure of, the consummation of the Merger, Lumentum may be required to pay us an additional termination fee of $36.7 million.

Consummation of the Merger is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), and approval by the holders of a majority of the outstanding shares of our common stock. The waiting period under the HSR Act expired as of January 21, 2022 and the required approval from our stockholders was obtained on February 1, 2022.

The remaining requirements for closure of the Merger are customary closing conditions set forth in the Merger Agreement and approval from the State Administration for Market Regulation ("SAMR") of the People’s Republic of China. The Merger is expected to close in the second half of calendar year 2022.

For additional information related to the Merger Agreement and the Merger, we refer you to our Definitive Proxy Statement filed with the Securities and Exchange Commission on December 23, 2021, which includes the full text of the Merger Agreement as Annex A, our Current Report on Form 8-K filed with the Securities and Exchange Commission filed on January 20, 2022, our Current Report on Form 8-K filed with the Securities and Exchange Commission filed on January 21, 2022, our Current Report on Form 8-K filed with the Securities and Exchange Commission filed on January 24, 2022, and our Current Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2022.

During the year ended December 31, 2021, we recorded acquisition-related costs of $3.7 million in operating expenses within our consolidated statement of operations.

Our Technology and Product Position

Our high-speed optical communications technologies encode information onto optical signals from electronic signals for transmitting and decode it for receiving. We achieve ultra-high speed data transmission using coherent technology that encodes phase, amplitude and polarization on an optical wavelength, packing in orders of magnitude more information than is possible with simple on/off encoding. With the inherent characteristics in our ultra-pure light tunable lasers, we achieve longer distance transmission as well as higher speed.

Coherent is the technology of choice for high speed over distance data transmission in Cloud infrastructure and data center interconnection, in addition to telecom networks. The move to 400G and above transmission has been a fulcrum for the industry as it marked a major step-up in speed as well as enabling new network architecture alternatives to dramatically lower costs by deploying 400ZR architectures in networks. 400G is now the basic building block for network deployments for all reaches from 40km to long haul distances of 2000kms or more, all of which require coherent transmission technology.

We believe we are a global leader in coherent transmission technology, based on our leadership in ultra-pure light lasers, silicon photonics and optical integration for miniaturization and low power consumption. We sell to virtually all of the leading telecom network equipment companies such as ADVA, Arista Networks, Ciena, Cisco Systems, Fiberhome, Fujitsu, Huawei, Infinera, NEC, Nokia and ZTE. As the primary producer of ultra-pure light lasers, we have delivered more than 2 million lasers into the market of approximately more than 3.2 million coherent ports deployed by the industry over the past 10 years (each port may use either one or two lasers).

Our High Speed Products, including our 400G and above capable products, use our Silicon Photonics integration, compound semiconductor integration and our Advanced Hybrid Photonic Integration technologies to optimize performance by combining different materials platforms. We believe that our use of all of these technologies together is an important competitive differentiator to provide solutions with optimized cost and performance.

The development of the market and the expanding range or uses of 400G and above solutions has two key paths. First is the use of 400G, 600G, 800G and beyond products in chassis-based systems, including systems that support long distance transmission. This is the path for continuing expansion of carrier deployments for the highest speed over a given distance. Second is the use of 400G coherent pluggable modules as the basic building block for communications infrastructure providing direct connection of routers and switches within and between data centers, eliminating the need for proprietary DWDM interfaces. These DCI interconnects, using 400ZR and 400ZR+ pluggable modules, enable new, lower cost network architectures using IP over DWDM protocols. Both of these paths portend accelerating growth.

The emergence of 400ZR and 400ZR+ coherent pluggable modules extends our capabilities to a new, rapidly expanding market segment. Such modules put full coherent transmission capabilities of a line card into the same form factor as a pluggable client side transceiver, enabling interconnects between data centers to be nearly as simple as interconnects within a data center, thereby substantially reducing costs.

Such modules are causing a sea change in the market structure. Signal processors and optics have both progressed to the extent that they are small enough, and their power consumption is low enough, to enable architectures that fully leverage new, much smaller form factors to deliver a major increase in data rates and scale while minimizing for macro power demands. As a result, for the first time, hyperscaler data center operators and telecom carriers can re-architect their networks with much greater capability to manage the exploding demand for data transmission.

Use cases for 400ZR and 400ZR+ system level modules extend across data center interconnect, backhaul for 5G wireless networks and metro networks. Key attributes of power and power density, and interoperability of pluggable solutions, drive this forecast. These architectures are now being deployed by hyperscale operators and will be adopted in metro telecom networks using 400ZR+ pluggable modules in areas where reach and density make it the clear economic winner with much lower total costs. Furthermore, we believe that our high performance optics combined with next generation digital signal processor ("DSP") will enable 800ZR and 800ZR+ coherent pluggable modules with the next few years, followed by 1.6T implementations.

We believe that Cloud and hyperscale data center operators, such as Alibaba, Amazon, Apple, Google, Meta, Microsoft and Tencent, have the potential to become significant customers as they increasingly link hyperscale data centers regionally. These operators need the highest speeds at reaches to 120 kilometers and farther, defining the ZR+ market sector where we excel and have fundamental technology advantages. We believe the Cloud and hyperscale data center markets will become more important in our sales mix, from our further penetration of this market sector and the higher potential revenue growth rate it portends.

Furthermore, extension of coherent pluggable modules to the metro network is a use case driven by substantially lower costs achieved through elimination of network equipment proprietary chassis, and a reduction in the number of ROADMs required, compared to current network architectures.

With 400G as a fulcrum in the path of growth in the market at the highest speeds, we believe we are well positioned to take advantage of this rapidly developing, high growth market.

Continuing Rapid Growth of Data Traffic in the Information Age

Previously unimaginable amounts of data are being generated with new cloud-based applications that drive massive data manipulation and continue to emerge and expand, impacting almost every realm of knowledge and economic and social life. Examples include applications such as cloud computing, autonomous vehicles, virtual reality, smart homes, tele-medicine, genomics, artificial intelligence and machine learning.

The massive infrastructure of hyperscale data centers necessitates extremely high capacity optical interconnections. There are well over 700 hyperscale data centers around the world, each housing well over 100,000 micro-processors. Each hyperscale data center is surrounded by many more enterprise-level data centers, representing new and growing public cloud, private cloud and hybrid cloud networks. This vast proliferation of data applications will continue to drive growth in hyperscale and enterprise data centers for decades to come.

The ability to generate and process data requires that the data be transported to where it is needed. Thus, the second major element of the Cloud is the communications interconnections between data centers and consumers and between the data centers themselves.

Total annual IP data traffic will reach approximately five zettabytes in the next year, or five trillion billion bytes, according to the Cisco Visual Networking Index. Total data traffic is forecast to nearly double over the next few years, with nearly all of this data being carried over fiber optic communication links.

Networks operating at 400G, 600G, 800G and beyond data rates have adopted coherent transmission technology because of its ability to increase data rates and lower costs. With the explosion of data traffic, these high speed optical networks are very high growth segments of the optical communications market. They support the continuing rapid expansion of hyperscale data center and content provider networks, as well as the expansion of telecom backbone, metro and mobile networks to accommodate increased traffic for the foreseeable future.

Speed over Distance Matters

Our solutions are often unique in their ability to service the need for this explosive growth in data traffic by providing high integrity signals across longer distances. It is more challenging and expensive to transmit a signal a thousand kilometers or across a continent than it is to send the same information a few hundred meters across a data center or campus network.

For speed over distance, state of the art and best of breed optics are essential, and increasingly so as distances extend and data rates increase. For distances of 80 kilometers to a few hundred kilometers, i.e. ZR and ZR+ distances, then further to 2,000 kilometers, or long haul reaches, specialized technologies are needed for each. The benefits of coherent transmission have made it the preferred technology for these state-of-the-art high speed over distance networks. We believe that our Silicon Photonics integration and our ultra-pure light tunable lasers are enabling technologies.

Our Advanced Hybrid Photonic Integration technologies effectively address the challenges inherent in precision and high volume manufacturing of optical components for coherent transmission when distances extend to the longest reaches. For example, we demonstrated our Multi-Rate CFP2-DCO coherent pluggable module transmitting at a 400 Gbps data rate over a distance of 1,500 km in a 75GHz-spaced DWDM channel and we have achieved 400G over 800 km with our QSFP-DD coherent pluggable module.

Emerging Change in Network Architecture

We believe these changes at 400G and above data rates represent a sea change in high-speed network which is resulting in significantly lower costs per bit for network operators. We believe our lasers, coherent techniques and photonic integrated circuits, or PICs, are a significant factor enabling this change in network architecture. Today, the majority of communications between data centers is still done through an equipment rack which contains complex and self-contained elements as the key parts of chassis-based systems. These circuit boards or line cards are usually supplied by a separate network equipment manufacturer, or NEM, to provide the fiber optic link. However, this results in a complex and costly architecture.

Our advanced system-level coherent modules for the highest speeds and longest distances provide a core communications link solution for interconnecting data centers separated by 80 kilometers or more. As such, they carry stringent performance and reliability requirements that are higher than traditional short reach data center modules.

Our integration technologies make it possible for long distance transmission by coherent pluggable transceiver modules that connect directly into switches and routers inside data centers that have previously been used only for short reach connections within data centers. Such dis-aggregated Open Line Systems can manage optical signals between data centers, sometimes called IP over DWDM, with all needed channel management, amplification, traffic planning and monitoring functions. Connections between data centers are now becoming as simple as connections within data centers which provides a major breakthrough to reduce network costs and cost per bit.

To illustrate, a 400G connection between two routers in different data centers 80 kilometers apart can be made by plugging our 400ZR DD-QSFP pluggable transceiver into each router and connecting the fibers through an Open Line System. Similarly, a distance of 400 kilometers or more can be accommodated using our 400ZR+ modules.

400ZR/ZR+ ARCHITECTURE FOR DATA CENTER INTERCONNECT

Architecture Supported by 400ZR Interconnects for direct connection to Routers or Switches

This architecture eliminates two complex network equipment boxes and four short reach data center transceivers and consequently reduces the cost per bit of the optical link by as much as 80 percent. The architecture is possible because coherent technology, driven by our ultra-pure light lasers and coupled with our highly integrated photonic chips, packages the long distance transmission capability of the NEM line card into a small form factor pluggable transceiver that is plug-compatible with standard short reach data center transceivers. For example, a NeoPhotonics 400ZR QSFP-DD or OSFP module capable of 80 kilometer transmission plugs into the same slot on a router that also accommodates a 400G DR4 QSFP-DD or OSFP data center transceiver capable of only 500 meters transmission. Being able to utilize the same plug receptacle for both short reach connections and long reach connections is a major cost-saving breakthrough for network operators.

We believe that this network architecture is becoming the mainstay of new installations and will move a significant portion of the capital expenditures from network equipment supplier DWDM proprietary boxes to new, disaggregated direct 400ZR interconnections. This approach of IP over DWDM moves Internet Protocol traffic from switches and routers directly over an optical channel in an Open Line System to its destination without passing through a proprietary network equipment transmission chassis.

Broad adoption of 400ZR architectures for DCI applications also portends changes in future metro architectures. For example, 5G wireless applications require an ultra-flexible network that can be dynamically provisioned to implement a range of functions. The most efficient way to implement such a network is through a Cloud architecture which enables traffic to be managed at the packet level. A transport grade 400ZR+ coherent pluggable module allows a metro-level connection to be plugged directly into a switch or router. The traffic then goes directly to a ROADM-based Open Line System, creating a very flexible optical network with a lower total cost of deployment. We believe this new metro architecture will result in a similar magnitude of cost savings as is anticipated in 400ZR DCI networks.

Our Solutions

We use our optical integration technologies to develop and produce integrated optical products that deliver the highest speed over distance. Our products work together as solutions to achieve the highest speeds over the longest distances with the highest performance. To maximize total capacity, we provide additional Line System solutions that leverage our coherent products together with our passive products to maximize total fiber capacity.

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

We have been a leading volume supplier of these optical components since coherent systems were first deployed in volume for the telecommunications networks of a decade ago. We are now the primary supplier of ultra-pure light lasers along with other coherent components for 400G, 600G and 800G applications.

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

As these DSPs are based on standard commercial CMOS IC processes and design tools, the number suppliers of DSPs has grown. There are multiple large scale merchant suppliers of DSPs, and at least three captive DSP suppliers within system companies. Other start-up companies are making efforts to enter the DSP market.

We combine our unique high performance ultra-pure light tunable lasers with a coherent modulator and receiver, or with a combined silicon photonics coherent optical sub-assembly, or COSA, together with a commercially available DSP to manufacture 400ZR modules. These are available in multiple form factors including 400G DD-QSFP, OSFP and CFP2 digital coherent optical (“DCO”) transceivers. Our QSFP-DD and OSFP modules are designed to be extendable to 800ZR and 800ZR+ applications, and we believe that such 800G pluggable modules will enter the market within the next few years as next generation DSPs become available.

Increasing the Data-carrying Capacity of Optical Fibers

There are two principal approaches to optimizing the data carrying capacity of an optical fiber. The first approach addresses capacity by increasing the data rate in a given channel using higher baud rate and higher order modulation. Once this limit is reached, the second approach is to expand the wavelength range available, which is achieved by increasing the wavelength tuning range to accommodate more channels. This maximizes the data carrying capacity in any given fiber, thereby lowering overall cost per bit.

The first approach addresses capacity as speed per channel and uses our 64 Gbaud and 96 Gbaud modulators and receivers and our ultra-pure light tunable lasers. As baud rates increase, however, the channels must be made “wider” to accommodate the signal spread, thereby reducing the number of channels that can be “fit” in a given fiber’s bandwidth using standard optics.

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

The capabilities of coherent optics continue to grow with increasing photonic integration for higher performance and smaller size, and open further opportunities for us in adjacent markets. Outside of communications, coherent technology improves sensitivity and performance for a variety of applications including inter-satellite communication links for low earth orbit ("LEO") satellites, plus industrial applications, 3D sensing for autonomous vehicle navigation, and medical imaging.

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

High Performance Optics and Ultra-Pure Light Lasers: Reduces the need for electronic algorithms from digital signal processors, to correct less pure optical signals, thereby improving performance, cost and power consumption.

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

Indium Phosphide ("InP"): Indium Phosphide is used to produce efficient lasers, sensitive photodetectors and modulators in the wavelength window typically used for telecommunications. As a compound semiconductor bandgap material, InP is the most important material for the generation of laser signals and the detection and conversion of those signals back to electronic form. We design and manufacture laser and detector chips in our own and outsourced fabs and integrate them with silicon photonics circuits using Advanced Hybrid Photonic Integration.

Silicon Planar Lightwave Circuits: Silicon is a multi-attribute semiconductor material and waveguides of Silicon or doped Silicon Dioxide (silica) have very low optical loss and are ideal for switching, filtering or interferometric applications. We design and manufacture doped silica photonic chips and integrate them with photonic circuits using Advanced Hybrid Photonic Integration.

Gallium Arsenide ("GaAs"): Gallium Arsenide is a compound semiconductor material that operates at very high speeds due to its high electron mobility and is used to make analog integrated circuit drivers for high-speed lasers and modulators. We design and manufacture GaAs ICs and integrate them with our lasers and modulators or into co-packaged optoelectronics devises, or CPO.

Silicon Germanium ("SiGe"): Silicon Germanium is a compound semiconductor material used to manufacture mixed signal and analog integrated circuits for high-speed drivers and trans-impedance amplifiers used in 400G and beyond systems. We design SiGe ICs and fabricate wafers in commercial SiGe foundries.

Laser Technologies: We specialize in the design, manufacture and control of lasers. Our principle products include ultra-pure light tunable lasers, electro-absorptively modulated lasers ("EMLs") and distributed feedback lasers ("DFB").

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

Our Strategy
Key elements of our multi-year strategy include:
•Continue to lead in the most advanced ultra-pure light laser technology, and state-of-the-art integrated coherent receivers, modulators and modules. We continue to invest in and develop highest speed and highest speed over distance products in each of the components required for coherent transmission and related applications.

•Continue innovating to develop industry-leading comprehensive technology for Silicon Photonics and Advanced Hybrid Photonic Integration. We have strengthened and expanded our technology platforms for comprehensive advanced photonic integration to design and produce the highest performance optical signal processing solutions.

•Capture major customer share for the most advanced modules and components serving the leading operators and users of state-of-the-art communications networks and solutions. We intend to deepen our relationships with customers by increasing design wins for their systems, including major Cloud and hyperscale data center operators.

•Offer complete optoelectronic solutions for 100G to 800G and beyond for the highest speed Cloud, data center and Telecom market segments. We produce coherent transmitter, modulator and receiver components and transceiver Modules optimized for the highest speeds that are aligned with leading trends in Open Line System architectures.

•Address additional segments of the network and similar or related applications that leverage our core technology and state-of-the-art products and that will benefit from high speed or high sensitivity optical performance.

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

We produce transmitter and receiver components and coherent modules, as well as switching products, for 400G and beyond transmission over distances of 2 to 2,000 kilometers. We integrate transmitter and receiver components into next generation pluggable transceiver modules.

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

Coherent transmission can only be accomplished in practice using advanced photonic integration to intimately couple functional elements. Coherent systems manipulate light to encode orders of magnitude more information on the same wavelength channel than is possible with traditional methods.

Our coherent optoelectronic modules, which integrate our tunable laser, modulator and receiver components, provide complete transmit and receive functions including variable modulation capability to adjust data rates. Compact integration of our coherent “transceiver” modules allows them to be pluggable and to reduce costs by replacing traditional much larger and more complex chassis.

Each of our module products incorporates one each of our component lasers, integrated coherent receivers and modulators. Further, to minimize size, we often integrate the receiver and modulator into a single component, or a COSA. In addition, each transceiver module has a DSP as an Application Specific Integrated Circuit ("ASIC"). These four elements, three optical components and the DSP, comprise most of the bill of materials for a module, and are roughly comparable in value.

DIGITAL COHERENT TRANSCEIVER

Elements of a Digital Coherent Transceiver Module

We develop and manufacture transmitter products, receiver products and switching products that are used in ultra-high speed digital optical communications, high speed switching and provisioning. We combine our transmitter and receiver products into transceiver modules. Our switching products, such as Multi-Cast Switches, are used primarily in ROADM nodes that dynamically and efficiently allocate bandwidth to adjust for fast changing traffic patterns and for provisioning software defined optical networks. Our products can be categorized into groups, including High-speed Products for 100G, 400G, 600G, 800G and beyond applications, including in coherent networks, including the switches for these applications; and Network Products and Solutions for lower speed networks, plus wavelength management solutions for telecom and DCI networks.

Our High Performance Coherent Module Products

400G Pluggable Coherent Transceivers: We produce pluggable coherent transceivers operating at speeds from 100G to 400G. These high speed and high performance pluggable coherent modules combine our ultra-narrow linewidth laser with our coherent receiver and with our high performance coherent modulator or integrated COSA.

Our 400ZR QSFP-DD and OSFP transceiver modules both provide 400G connections over a DCI reach of up to 120 kilometers in a standard client side pluggable form factor. These modules support OIF standard error correction software and can interoperate with other transceivers using the same standardized software, enabling direct IP over DWDM.

Our 400ZR+ transceiver modules provide 400G connections over longer distances than our standard 400ZR transceivers modules.
Our 400G capable CFP2-DCO transceiver can deliver as much as 32 Terabits per second of capacity per fiber. Our internal optics support 85 channels of 64 Gbaud data at 75 GHz wavelength channel spacing. These CFP2-DCO modules support long haul, metro and DCI network applications.

Our Ultra-Pure Light Laser Products

Ultra-Narrow Linewidth Tunable Laser Products: We produce industry-leading tunable laser products based on an external cavity ("ECL") design. Due to their longer cavity length, ECLs generate a much purer “color,” or narrower “linewidth,” which is critical with new higher order modulation techniques and higher baud rates, thereby carrying significantly more information. We produce standard Micro-ITLA form factor products and a smaller Nano-ITLA that achieves comparable ultra-narrow linewidth, low frequency phase noise and the low power consumption in a more compact package that is approximately one half the size of our Micro-ITLA.

Further extending our leadership in lasers for the highest speed and highest capacity communications links, we also provide ultra-pure light tunable lasers with wider tuning ranges which support more channels or higher speeds. For high baud rate, high capacity per wavelength systems, our ultra-narrow linewidth tunable lasers are available in a C++ LASERTM configuration, which has a tuning range of 6 THz, covering the full “Super C-band”. This is 50 percent more spectrum than a standard 80 channel, 50 GHz spaced laser. The C++ LASERTM ITLA can tune over 120 channels with 50 GHz per channel spacing or 80 channels with 75 GHz per channel spacing. This fully captures the increase in fiber capacity generated by these newer modulation approaches when combined with our C++ ICRTM receivers and C++ CDMTM modulators.

High Performance Laser and Optical Products: For applications inside data centers and in connecting antennas for 5G wireless networks, we design and manufacture electro-absorptively modulated lasers ("EML") and high power distributed feedback lasers ("DFB") as well as driver ICs for these lasers.

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

Our High Speed Coherent Component Products

High Speed Products including products for 400G and beyond applications: We produce high speed and high performance transmitter and receiver products for maximum data rates of 400Gbps to 800 Gbps and beyond optical transmission applications over distances of up to 2,000 kilometers. Most coherent transceivers are flexible and can be programmed to run at many different rates. Customers use our 400Gbps maximum data rate and above high speed and high performance transmitter and receiver products at data dates below 400Gbps, in order to achieve much longer transmission distances. These products include our integrated coherent receiver ("ICR") and coherent driver modulator ("CDM"), which support baud rates of up to 96 Gbaud and can operate over the C++ wavelength band covering 6 THz.

We have integrated transmitter and receiver functions into a single integrated coherent optical sub assembly, or COSA, which has an ultra-small form factor designed to fit into the next generation pluggable transceivers such as QSFP-DD and OSFP. Our technologies support encoding 400, 600 to 800 Gigabits or more per second of information for transmitting over a single channel and decoding the information at the receiver, as well as enabling smaller, more compact and more highly integrated designs for the individual elements and integrated COSAs.

Our High Performance Wavelength Management Products

We are an industry leading supplier of low-loss, high-capacity wavelength management products that are used in rapidly expanding ROADM nodes for high speed telecom carrier networks, in Open Line Systems for new 400ZR architectures and in 5G wireless backhaul applications. These products utilize our PIC integration technologies to expand and extend the transport of optical signals, lowering total network cost and power consumption. We believe we are one of the highest volume manufacturers of PICs in the industry.

Multi-Cast Switches: Our Multi-Cast Switches ("MCS") are used in ROADM nodes to allocate bandwidth dynamically and efficiently, adjusting for fast changing traffic patterns and provisioning and supporting software defined optical networks. We provide Multi-Cast switching solutions for 100G and above coherent systems. Our 4x16, 8x16 and 12x16 Multi-Cast switch modules for colorless, directionless and contentionless, or CDC, ROADMs efficiently allocate bandwidth and route signals in 100G and higher data rate coherent networks to provide scalable contentionless operation and achieve the highest traffic management efficiency, optimizing traffic flows in coherent transmission systems. Our MCSs products use our planar lightwave circuit photonic integration platform and consists of a complex array of switches, waveguides, taps, crossings and other functional elements.

Arrayed Waveguide Gratings: We design and manufacture arrayed waveguide gratings ("AWGs"), multiplexers and filters used in Dense Wavelength Division Multiplexing ("DWDM") open and proprietary line systems. We design and manufacture wavelength management products that are customized for the highest speed and highest capacity coherent systems operating at 400G, 600G, 800G or higher data rates. We have introduced new AWGs for advanced coherent systems that offer channel spacing from 75 GHz to 150 GHz and channel counts from 40 to 85 channels, covering the widest spectral bands used today and supporting data rates that will extend to 1 Tbps and beyond.

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

We seek to establish and maintain proprietary rights in our technology and products through the use of patents, copyrights and trade secret laws in each of the locations in which we do business. We have filed applications for patents to protect certain of our intellectual property in the U.S. and in other countries, including Australia, Canada, Japan, Korea, Hong Kong, China, Russia, India, Taiwan and several European Union countries. As of December 31, 2021, we had approximately 376 issued patents, expiring between 2022 and 2039.

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

Our Customers

For 2021, we had four customers who constituted 10% or more of our revenue, comprising of Cisco Systems at 27%, Ciena Corporation at 18%, Nokia at 12% and Huawei at 11% of revenue. In 2020, customers of 10% or more revenue were Huawei at 40%, Ciena Corporation at 17% and Acacia Communications at 10%. In 2019, customers of 10% or more revenue were Huawei and Ciena, which accounted for 41% and 29% of our total revenue, respectively.

The U.S. Department of Commerce Bureau of Industry and Security ("BIS") added Huawei and certain affiliates to the BIS Entity List (“Entity List”) with an effective date of May 21, 2019. On August 17, 2020, BIS increased restrictions on Huawei and its affiliates on the Entity List related to items produced domestically and abroad that use U.S. technology or software and imposed additional requirements on items subject to Commerce export control. As Huawei had been our largest customer in recent periods, such action had a material impact on our revenue in 2020 and 2021. Huawei is expected to continue to decline as a percentage of our revenue into 2022.

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

Our marketing teams focus on product strategy, product development, roadmap development, new product introduction processes, program management, product demand stimulation and assessment, and competitive analysis. Our marketing team also seeks to educate the market about our products by communicating our value proposition and product differentiation in direct customer interactions and presentations, at industry trade shows, at technical conferences, through digital and online content such as webinars and blogs, and in industry forums such as Multi-Source agreement ("MSA") committees.

Our Research and Development
Our research and development activities continue to advance the performance leadership boundaries in high speed lasers and digital optics, silicon photonics and hybrid photonic integration, optoelectronics control and in signal processing.

We have invested and expect to continue to invest significant time and capital into our research and development operations. Research and development expenses were $56.5 million, $56.1 million and $57.6 million in 2021, 2020 and 2019, respectively.

We have research and development and wafer fabrication facilities in Silicon Valley, California and in Tokyo, Japan that coordinate with our research and development and manufacturing facilities in Dongguan, Shenzhen and Wuhan, China and Ottawa, Canada. We use proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing.

Human Capital Resources
We are committed to attracting and retaining the brightest and best talent. Investing, developing, and maintaining human capital is critical to our success. As of December 31, 2021, we had approximately 1,157 full-time employees, of which approximately 20% are in the Americas, 10% in Japan and 70% in China. As a global manufacturer of products for DCI and telecom networks, a large number of our employees are engineers or trained technical workers focusing on advanced manufacturing, and many of them hold masters', doctorate, or equivalent or higher degrees.

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

Equity, Diversity and Inclusion

We are committed to being broadly inclusive to capture the ideas and perspectives that fuel innovation and enable our workforce, customers, and communities to succeed in the digital age. We strive to create an inclusive workplace where people can bring their authentic selves to work. Our commitment to diversity and inclusion starts with our diverse world-wide employee base which represents well over 25 countries. We are also committed to gender diversity in our workforce with women currently holding 38% of executive leadership positions at our company and representing 35% of our employees. We strive to remain a diverse company as we believe it is integral to our success.

Our Suppliers
We build long term relationships with companies that are capable to meet our stringent technical requirements at the same time as being cost competitive, and who can scale with us over time. As a result, we work closely with our suppliers to understand their business as we grow together. We use suppliers from the U.S., China, Japan and other locations.

Although there are multiple sources for most of the component parts of our products, some components are sourced from single or, in some cases, limited sources, which can increase risks of materials availability for production, including with current semiconductor shortages. We also use contract manufacturers primarily in Thailand and other Asia locations for the back-end manufacturing of certain of our products.

We also work to develop new companies as suppliers for new technologies, innovations and for purposes of managing costs and technology competitiveness over time. We examine our supply chain for their performance, quality, technology and technology roadmaps, service, engineering talent, labor practices and environmental sustainability.

We promote long-term relationships with suppliers that we believe have the elements for long-term success, and whose management exercise good practices for both their long-term success and our long-term success and competitiveness.

Our Customer Relationships and Support for Supply Chains

Our sales process requires design and development in collaboration with customers, working with them through their introduction of new, advanced communications systems, whether for Cloud infrastructure customers or for telecom equipment manufacturers. As a supply philosophy we maintain long term relationships with customers and our business grows with them over time, while simultaneously working to develop new customers. Our maintaining close technical collaboration and commercial working relationships with customers required that we have a technically capable and commercially adept global sales and engineering team facing our customers that can support the totality of their supply chains.

Our direct sales force works with our customers in an integrated approach to understand current and future needs. Because we operate a sales model that focuses on alignment with our customers, we additionally must operate our manufacturing and product delivery functions to accommodate flexible demand.

Sales of our products generally are made pursuant to purchase orders, often with short lead times. Purchase orders are typically made without deposits and quantities actually purchased by our customers are frequently revised to reflect changes in our customers’ needs. In 2021, in part due to global supply chain challenges, sales by purchase orders comprised about 90% of our revenue.

Certain of our customers use vendor managed inventory ("VMI") arrangements under which we manufacture at a customer’s request, then ship to its facility or a designated contract manufacturer for the customer, to be held until it is used by the customer. We maintain title to VMI until the customer uses the inventory. At that time the customer takes title to the products, it reports the consumption to us and we recognize the revenue for the product sale. In 2021, sales by customer VMI arrangements comprised approximately 10% of our revenue.

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

In 2021, we experienced increasing challenges as a result of the global supply chain being impacted by semiconductor chip shortages and other products. These challenges are expected to continue through 2022.

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

We believe we compete favorably with respect to these factors. We believe our principal competitors include:

•In lasers and coherent products Cisco Systems through its acquisition of Acacia Communications, Furukawa Electric Co., Ltd., Fujitsu Optical Components Limited, Molex Incorporated, NTT Electronics Corporation, II-VI Incorporated, Sumitomo Electric Industries, Ltd. and others, and;

•In wavelength management and switching Accelink Technologies Co., Ltd., II-VI, Lumentum Holdings Inc., Molex Incorporated and NTT Electronics.

We also face competition from some of our customers, including Cisco, Huawei and Ciena, who evaluate our capabilities against the merits of manufacturing products internally. These customers may have the ability to manufacture competitive products at a lower cost than we would charge as a result of their higher levels of integration.

Our Financial Information by Geographic Region

Our geographic sales represent locations of our customers or their respective contract manufacturers rather than the location of final use or deployment. Major contract manufacturer locations for our customers include Mexico, China, Thailand, Malaysia and Singapore. These are our “ship to” destinations. We have historically reported quarterly revenue by geographic territory, i.e. Americas, China, and Rest of World.

We serve virtually all leading network equipment manufacturers globally. Seven of these customers comprise more than 80% of our revenue.

For information regarding our revenue and property, plant and equipment by geographic region, see Note 3 and Note 19 to the Consolidated Financial Statements.

Our Environmental, Health and Safety Matters

We operate our research and development and manufacturing operations globally with a goal of enhancing value and sustainability over time by steadily investing in improvements to our operations. Our facilities and our products are subject to a variety of environmental, health and safety laws and regulations in the jurisdictions in which we operate including employees health and safely, discharges of effluents, hazardous materials and solid waste, energy efficiency and carbon emissions, and the preservation and improvement of air, water and soil resources. We continue to develop and improve our manufacturing operations to comply with environmental, health and safety requirements and improve the overall performance of our operations to create even more sustainable methods of operation.

Operating facilities and procedures support local initiatives for employee health and safety, including Covid-19 prevention and containment measures, risk reduction and disaster preparedness, environmental protections that include liquid and gaseous effluent reduction, carbon reduction, and solid waste reduction and recycling. Moreover, we support multiple initiatives to improve our energy efficiency while reducing our emissions. We are compliant with current requirements in each location in which we have operations, and we similarly pursue best practices in our owned factories and with our subcontractor manufacturing partners. We continue to invest in and develop and adopt new and improved methods and procedures as these requirements evolve.

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

Available Information

We file electronically with the U.S. Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available free of charge on our website at www.neophotonics.com copies of these reports as soon as reasonably practicable after filing them with the SEC.

Our principal offices are located at 3081 Zanker Road, San Jose, CA 95134, USA and our telephone number is +1 (408) 232-9200. Our website address is www.neophotonics.com. Information accessible through our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS
RISKS ASSOCIATED WITH THE MERGER
Our proposed Merger may be delayed or not occur at all for a variety of reasons, some of which are outside of the parties' control, and if these conditions are not satisfied, the Merger Agreement may be terminated and the Merger may not be completed.
On November 3, 2021, we entered into the Merger Agreement, with Lumentum Holdings Inc. and Neptune Merger Sub, Inc., a wholly owned subsidiary of Lumentum Holdings. The Merger Agreement provides for the merger of the Neptune Merger Sub with and into us, which we refer to as the “Merger”, with us surviving the Merger as a wholly owned subsidiary of Lumentum. Completion of the Merger is subject to customary closing conditions, including (i) obtaining Chinese antitrust approvals (ii) the absence of governmental injunctions or other legal restraints prohibiting the Merger or imposing certain antitrust restraints and (iii) the absence of a “Material Adverse Effect,” as defined in the Merger Agreement. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Merger Agreement. Therefore, the Merger may not be completed or may not be completed as quickly as expected.
In addition, if the Merger is not completed by August 3, 2022, either we or Lumentum may choose to terminate the Merger Agreement (subject to two automatic extensions if the closing is delayed due to certain conditions to closing relating to antitrust laws not being satisfied but all other conditions to the closing are otherwise satisfied or could be satisfied at the closing). Either party may also elect to terminate the Merger Agreement in certain other circumstances, including by mutual written consent of both parties.
Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:
•The market price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated;
•If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay a termination fee of $27,500,000;
•We have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated; and
•A failed Merger may result in negative publicity and/or give a negative impression of us in the investment community, with our suppliers, and with our customers.

Efforts to complete the Merger could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.
We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also result in negative publicity and a negative impression of us in the financial markets, and it has led to, and may result in additional, litigation against us and our directors and officers. Such litigation is distracting to management and, may, in the future, require us to incur significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger which could discourage a potential competing acquiror from making an alternative transaction proposal.
The Merger Agreement contains provisions that preclude our ability to pursue alternatives to the Merger and require us to refrain from authorizing or knowingly permitting our representatives from soliciting alternative transactions, which likely would discourage a potential third-party acquiror or merger partner from making an alternative transaction proposal that we could not accept in light of the approval of the Merger by our stockholders.

Additionally, if the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course, subject to certain exceptions. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger. Although we may be able to pursue such activities with the Lumentum’s consent, Lumentum may not be willing to provide its consent for us to do so.

If the Merger occurs, our stockholders will not be able to participate in any further upside to our business.
If the Merger is consummated, our stockholders will receive $16.00 in cash per share, without interest and subject to applicable tax withholding, of our common stock owned by them, and will not receive any shares of Lumentum’s common stock. As a result, if our business following the Merger performs well, our current stockholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.

Litigation could delay and or prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
We and our directors were named as defendants in several lawsuits brought by purported stockholders challenging the Merger and seeking various forms of injunctive and declaratory relief, as well as awards of damages, costs, expert fees and attorneys’ fees. While the plaintiffs in these lawsuits have dismissed their claims, we may be subject to additional future litigation challenging the Merger. One of the conditions to the completion of the Merger is that no injunction by any governmental entity of competent jurisdiction, such as a court, will be in effect that prohibits or makes illegal the consummation of the Merger. As such, if any future legal actions result in an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective or from becoming effective within the expected timeframe, either of which could substantially harm our business.

RISKS ASSOCIATED WITH OUR BUSINESS
We are dependent on a small number of customers for a significant portion of our revenue and the loss of, or a significant reduction in orders in any period from any of these major customers may reduce our revenue and adversely impact our results of operations.
The telecommunications systems market is concentrated with approximately ten global network equipment manufacturing companies having collectively more than 90% market share. We have generated most of our revenue from a limited number of customers. Our top five customers accounted for 75%, 79%, and 84% of our revenue in the in the years ending December 31, 2021, 2020, and 2019 respectively. Four customers were greater than 10% of our revenue for the year ended December 31, 2021, and three customers were greater than 10% for the year ended December 31, 2020.
The lack of significant growth from, the loss of, or a significant reduction in orders from any of our major customers would materially and adversely affect our revenue and results of operations. In 2021, the reduction in revenue from Huawei, our largest customer in 2020, due to Department of Commerce export restrictions had a material adverse effect on our results of operations in 2021. Our sales to Huawei are expected to remain adversely impacted.

Supply constraints and manufacturing problems could impact manufacturing yields or result in delays in product shipments to customers and could adversely affect our revenue, competitive position, and reputation.
Our products contain purchased components including electronic components and semiconductors. Due to the global shortages in the supply of semiconductors, we have experienced delays and disruptions in our manufacturing operations as well as increased costs to ensure supply. These delays and disruptions have adversely impacted component manufacturing volumes and have resulted in delays in our product shipments. As a result, product shipments to our customers have been delayed beyond the shipment schedules requested by our customers, which has negatively affected our revenue and margins. Until the global shortages in the supply of semiconductors is resolved, our manufacturing volumes and shipment dates to customers and product costs may continue to be adversely impacted. Continued shortages in the supply of semiconductors and other electronic components may also cause us to experience quality control problems in our manufacturing operations, could negatively affect our competitive position and reputation, and we may be unable to meet our growth and revenue targets due to an inability to purchase sufficient components for our products to satisfy customer demand.

Additionally, manufacturing of new products and manufacturing yields generally depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Capacity constraints, raw materials shortages, logistics issues, labor shortages, volatility in utilization of manufacturing operations, supporting utility services and other manufacturing supplies, the introduction of new product lines, rapid increases in production demands and changes in customer requirements, manufacturing facilities or processes, or those of some third party contract manufacturers and suppliers of raw materials and components have caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross margin on, and our production capacity for, those products.
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
•If the Cloud and data center market segments delay their deployments or fail to grow as expected, or if demand for our solutions in these segments fails to materialize, our business, financial condition, results of operations, and prospects will suffer.

If our key customers do not qualify our products for use or do not award us design wins, then our results of operations may suffer.
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
We make planning and spending decisions based on our estimates of customer requirements. The short-term nature of commitments by many of our customers, and the possibility of unexpected changes in demand for their products, reduce our ability to accurately estimate future customer requirements. Additionally, due to global semiconductor and electronic component shortages, the purchase lead time for many have our components has increased substantially, in some cases to over a year. To ensure that we have sufficient components to build our products to meet expected customer demands, we have placed non-cancellable orders for these components. A sudden reduction in customer demand would have a material adverse effect on our operating results, as occurred in 2017, because many of our costs and operating expenses are relatively fixed.
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
Our success and ability to implement our business strategy depends upon the continued contributions of our senior management team and others, including senior management in foreign subsidiaries and our technical and operations employees in all locations. Our future success depends, in part, on our ability to attract and retain key personnel, including our senior management and others. The loss of services of members of our senior management team or key personnel or the inability to continue to attract and retain qualified personnel could have a material adverse effect on our business. Competition for highly skilled technical and operations people where we operate is extremely intense, and we continue to face challenges identifying, hiring and retaining qualified personnel in many areas of our business. The anticipated merger has also created perceived uncertainty from current and prospective employees, which has placed additional strain on our ability to attract and retain key personnel.

We have had a history of losses, we returned to losses in the fourth quarter of 2021, and losses may recur in the future.
We have had a history of losses and we may incur additional losses in future periods. As of December 31, 2021, our accumulated deficit was $459.6 million. Due to the global semiconductor shortage, shipments to our customers were delayed and as a result our revenue suffered in 2021. Our inability to purchase sufficient semiconductor components to meet customer demand for our products may result in additional losses in 2022.
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

We are subject to governmental export and import rules and regulations that could subject us to liability, impair our ability to compete in international markets, or restrict our sales to certain customers.
We are subject to export and import control laws, trade regulations and other rules that limit which products we sell and where and to whom we sell our products. The United States, China, and various countries regulate the export or import of certain technologies and have enacted laws that could limit our ability to distribute our products. Failure to comply with these and similar laws or any limitation on our ability to export or sell our products or to obtain any required licenses would adversely affect our business, financial condition and results of operations.
The United States Department of Commerce, Bureau of Industry and Security (“BIS”) has added Huawei and certain of its affiliates and Fiberhome and certain of its affiliates to its Entity List. To comply with the restrictions and requirements of the Entity list, we have conducted multiple systematic assessments of our products to ensure compliance. The BIS restrictions impact our products, our manufacturing processes, our manufacturing equipment, and our components. Due to the complexity of such regulations, we sometimes have halted shipment to these customers while the assessments were underway, resulting in adverse revenue impact.
Any additions to or changes in laws, rules, or regulations may result in our inability to ship products to customers, a reduction in the type or quantity of products we can ship, or our inability to use existing suppliers, resulting in negative impacts on our cost structure and results of operation. Various newly enacted and proposed laws and regulations, such as the proposed new regulations in the United States on Information and Communications Technology and Services (“ICTS”) and the Export Control Law (“ECL”) enacted in China, could result in new licensing requirements delays, restrictions, or prohibitions the import, export, or sale of our products to various countries or customers.
Additionally, even if we are legally able to sell the same types of products we have sold historically to affected customers, such customers may decide not to purchase these products for various reasons, including to reduce its own risks of being exposed to disruptions of its supply chain. Furthermore, there can be no assurance that the various regulatory entities, including the U.S. government, will not challenge our determination of which products and associated technology are not subject to the applicable laws, rules, and regulations.

Continued tension in U.S.-China trade relations may adversely impact our business and operating results.
The U.S. government has taken certain other actions in the past several years that impact U.S.-China trade relations, including recently imposed tariffs affecting certain products manufactured in China. Some products manufactured by our Chinese affiliates are subject to tariffs if imported into the United States. In addition, the China government has taken certain reciprocal actions, including tariffs, which affect certain products manufactured in the United States. Certain of our products manufactured in our U.S. operations were included in the tariffs imposed on imports into China from the United States. As of March 2020, tariffs on most of the products we imported into China have been eliminated. However, there can be no assurance that China will not re-impose these or similar tariffs, impose export restrictions, or take other retaliatory trade actions that may have a material impact on our business.
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

Increasing inflation may negatively impact our business.
Inflation in the United States and worldwide may result in increased costs and additional shortages of supplies and components that are critical to the manufacturing of our products, may increase cost of borrowing through our lines of credit, and may reduce our purchasing power, all of which would have a negative impact on our results of operation.

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
Our operations and supply chain are and could continue to be impacted by the implications of the Covid-19 pandemic, which could harm our future revenue and financial condition and increase our costs and expenses. Our manufacturing operations in Silicon Valley, California; Tokyo, Japan; and Shenzhen and Dongguan, China have been affected and could continue to be affected with actions such as being temporarily shut down, requiring longer lead times or being subject to logistics issues. The same issues have affected and could continue to impact key suppliers in Patumthanee, Thailand, and Ottawa, Canada and other locations throughout United States and Asia. The efficiency of our business operations (including sales and research and development) could also be reduced as a result of compliance with shelter-in-place orders in Silicon Valley, California; Ottawa, Canada; and Shenzhen and Wuhan, China.
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

If the Merger is not completed or is delayed substantially, we may need to raise additional capital in order to pursue our business strategies or maintain our operations, and we may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
We believe that our existing cash and cash equivalents, and cash flows from our operating activities and funds available under our credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we operate in an industry that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs and the Merger is not completed or is substantially delayed, we may need additional financing to continue operations or execute on our current or future business strategies, including to:
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
Our future success as a provider of components, modules and subsystems to leading network equipment vendors depends on continued capital spending on global communications networks. Network traffic has experienced rapid growth driven primarily by bandwidth-intensive content, including cloud services, mobile video and data services, wireless 4G/LTE and now 5G services, social networking, video conferencing and other multimedia. This growth is intensified by the proliferation of fixed and wireless devices that are enabling consumers to access content at increasing data rates anytime and anywhere. Our future success depends on continued demand for high-bandwidth, high-speed communications networks and the ability of network equipment vendors and carrier data center operators to fulfill this demand. Our business and financial results will suffer if anticipated growth does not occur as expected.
The markets for communications networks and network equipment are cyclical and characterized by rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, including recently to varying degrees in China, the U.S. and Europe, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles for both manufacturers’ and their customers’ products or in response to over or under purchasing of inventory by our customers relative to end user demand, and with declining general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Our historical results of operations have been subject to substantial fluctuations as a result of market downturns and changes in capital spending, and we may experience substantial period-to-period fluctuations in future results of operations.

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
•Imposition of regulatory restrictions on sales to any of our major customers;
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
Our revenue, gross margin and results of operations have varied significantly and are likely to continue to vary from quarter-to-quarter due to a number of factors, many of which are not within our control. We may not be able to maintain or improve our gross margins because of slow introductions of new products, pricing pressure from increased competition, failure to effectively reduce the cost of existing products, failure to improve our product mix, future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix among different areas of our business) or other factors. Our gross margins can also be adversely affected for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; possible exposure to inventory valuation reserves; and other increases in our costs and expenses, including as a result of rising labor costs. Such significant increases in costs without corresponding increases in revenue would materially and adversely affect our business, our results of operations and our financial condition and our gross margins.

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
Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. We have applied for patent registrations in the U.S. and in other foreign countries, some of which have been issued. We cannot guarantee that our pending applications will be approved by the applicable governmental authorities. Additionally, over time, our patents may expire, and we may be unable to secure other intellectual property protections for the technology covered by the expired patents.
Similarly, we must protect all company data as it pertains to customers, products and product designs, technology and technology related trade secrets, plus customer and supplier and personal data of suppliers, customers and personnel. We rely on a combination of these important data elements to establish and protect multiple aspects of our business, and loss of data, breaching of data or stealing of such data could hard our business.
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
As of December 31, 2021, we had net operating loss ("NOL"), carryforwards for U.S. federal and state tax purposes of $334.2 million and $54.4 million, respectively. These net operating losses have not been utilized and may not be utilized prior to their expiration in the future. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized and increases in future tax liabilities.

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

RISKS RELATED TO OUR OPERATIONS IN CHINA
Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 29% as of December 31, 2021, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

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
In December 2017, the Chinese Government Ministry of Industry and Information Technology announced a five-year optical component technology roadmap with the aim to reduce China’s dependency on non-domestic companies for high-end optical chips and sub-components, including some products manufactured and sold by us. This announcement continues an ongoing trend in China to build domestic industry in this area. While we believe local Chinese component suppliers do not currently have the capability to supply the highest performance optical chips and sub-components, those companies are actively investing in their development and may over time develop such capability and negatively impact our revenue and financial performance if we do not continue to innovate and maintain our lead in the highest speed and performance optical components.

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
Our operations in China are governed by Chinese laws and regulations. Our subsidiaries in China are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. China's laws and regulations may not sufficiently cover all aspects of economic activities in China. Uncertainties in the Chinese legal system may impede our ability to enforce the contracts we have entered into with our distributors, business partners, customers and suppliers. In addition, protections of intellectual property rights and confidentiality in China may not be as effective as in the U.S. or other countries or regions. All of these uncertainties could limit the legal protections available to us and could materially and adversely affect our business and operations.

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
•Developments or announcements regarding the Merger;
•Our ability to timely obtain adequate quantities of the components used in our products;
•Fluctuations in demand for our products;
•The timing, volume and product mix of sales of our products;
•Changes in our pricing and sales policies, particularly in the first quarter of the year, or changes in the pricing and sales policies of our competitors;
•Changes in government export and import laws, rules, and regulations that restrict our sales to key customers;
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Our properties consist primarily of owned and leased office and manufacturing facilities. Our corporate headquarters are located in San Jose, California and our manufacturing facilities are primarily located in Shenzhen and Dongguan, China and Tokyo, Japan. The following schedule presents the approximate square footage of our facilities as of December 31, 2021.

Location	Square Feet	Commitment and Use
San Jose, California	103,314	Leased; 2 buildings used for corporate headquarters offices and wafer fabrication.
Fremont, California	19,175	Leased; 1 building used for wafer fabrication and research and development.
Shenzhen, China	236,853	Owned; 1 building and 1 floor of a building. The building is used for manufacturing, research and development, and sales and marketing. The owned floor of the building, representing 23,361 square feet, was leased continually to a tenant effective February 2014.
Shenzhen, China	19,838	Leased; 3 buildings used for staff dormitories.
Dongguan, China	89,394	Leased; 2 buildings used for manufacturing and for staff dormitory.
Tokyo, Japan	132,517	Owned; 1 building used for manufacturing, research and development and marketing.

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
In connection with the announcement of the Merger, we were the subject of a number of suits and received two demand letters ("Merger-Related Claims"). The Merger-Related Claims were described in further detail in our Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2022. The Merger-Related Claims, individually or collectively, are not material and the plaintiffs in these lawsuits have dismissed their claims.
Additionally, a certain dispute involves a claim by a third party that our activities infringe their intellectual property rights. This and other types of intellectual property rights claims generally involve the demand by a third party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. Claims that our products or processes infringe or misappropriate any third-party intellectual property rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time, we may pursue litigation to assert our intellectual property rights. Regardless of the merit or resolution of any such litigation, complex intellectual property litigation is generally costly and diverts the efforts and attention of our management and technical personnel which could adversely affect our business.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange under the symbol NPTN. As of February 18, 2022, there were 44 holders of record of our common stock (not including beneficial holders of our common stock held in street names).
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2016 in (i) our common stock, (ii) the S&P 500 Index and (iii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically state that such graph and related information are incorporated by reference into such filing.

250
225
200
175
150
125
100
75
50
25
0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
NeoPhotonics
S&P 500
NASDAQ Telecom

	NeoPhotonics	S&P 500	NASDAQ Telecom
12/31/2016	$100	$100	$100
12/31/2017	$61	$119	$117
12/31/2018	$60	$112	$121
12/31/2019	$82	$144	$135
12/31/2020	$84	$168	$164
12/31/2021	$142	$213	$172

For equity compensation plan information refer to Item 12 of this Annual Report on Form 10-K.

ITEM 6.    [Reserved]

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

Our products operate at the highest speed over distance, at speeds of 400 Gigabits per Second ("G"), 600G and 800G and beyond data rates in a single wavelength. Versions of these products have the speed, size, output power and low power consumption that enable interoperable pluggable transceivers in standard form factors which directly transmit data using industry standard Internet Protocol coding, or IP over DWDM wavelengths, greatly simplifying data networks, thereby lowering costs and reducing the total electrical power required.

We integrate our lasers and our high performance coherent optical components into transmit/receive modules, or transceivers. Our high speed transceiver modules, which can operate at data rates including 400G, for example our 400ZR and 400ZR+ coherent pluggable modules, enable new, lower cost network architectures using IP over DWDM protocols. The emergence of such 400ZR and 400ZR+ pluggable modules extends our capabilities to a new, rapidly expanding market segment. Such modules put full coherent transmission capabilities of a line card into the same form factor as a pluggable client side transceiver, enabling interconnects between data centers to be nearly as simple as interconnects within a data center, thereby substantially reducing costs.
Over the past decade we have been first to deliver commercial mass production volumes for each of the highest speed advances in coherent optical components and lasers, as maximum speeds have advanced for each wavelength, or color, from 100G to 200G, 400G, 600G and 800G. We are a specialist in developing and producing products for the highest speed over distance applications, where high baud rate, laser single clarity and high sensitivity are keys to achieving longer distances for a given speed.

We believe we are well positioned to attain and maintain industry leadership in these lasers, component and module solutions based on our leadership in the ultra-pure light lasers which power them and our comprehensive Silicon Photonics and compound semiconductor technologies for optical ICs.

Coherent is the technology of choice for high speed over distance data transmission in Cloud infrastructure and data center interconnection, in addition to telecom networks. The move to 400G and above transmission has been a fulcrum for the industry as it marked a major step-up in speed, as well as enabling new network architecture alternatives to dramatically lower costs by deploying 400ZR architectures in networks. 400G is now the basic building block for network deployments for all reaches from 40km to long haul distances of 2000kms or more, all of which require coherent transmission technology.

We believe we are a global leader in coherent transmission technology, based on our leadership in ultra-pure light lasers, Silicon photonics and optical integration for miniaturization and low power consumption. We sell to virtually all of the leading telecom network equipment companies such as ADVA, Arista Networks, Ciena, Cisco Systems, Fiberhome, Fujitsu, Huawei, Infinera, NEC, Nokia and ZTE.

Furthermore, we believe that use cases for 400ZR and 400ZR+ system-level modules will extend across data center interconnect, backhaul for 5G wireless networks and metro networks. Key attributes of power and power density, and interoperability of coherent pluggable solutions, drive this forecast. These architectures are now being deployed by hyperscale operators and will be adopted in metro telecom networks using 400ZR+ coherent pluggable modules in areas where reach and density make it the clear economic winner with much lower total costs. Furthermore, we believe that our high performance optics combined with next generation DSPs will enable 800ZR and 800ZR+ coherent pluggable modules with the next few years, followed by 1.6T implementations.

Extension of coherent modules into metro networks will be driven by substantially lower costs achieved through elimination of network equipment proprietary chassis, and the reduction in the number of ROADMs required, compared to current network architectures.

With 400G as a fulcrum for the expansion of the market for the highest speeds, we believe we are well positioned to take advantage of this rapidly developing, high growth market.

Our High Speed Products for data rates of 100G and above, including 800G, were 93% of our 2021 revenues and were 92% of our 2020 revenues. Our sales concentration in High Speed Products has been increasing each year for more than 10 years. Products capable of data rates of 400G and above have accounted for more than 10 percent of our revenue since 2018 and have increased from $44 million in 2019 to $86 million in 2020, to $148 million in 2021, such that revenue from products for 400G and above applications have now reached 51% of revenues in 2021. (400G capable products are defined as products capable of 50 Gbaud and above operation plus lasers purchased specifically for systems with a maximum data rates of 400G or higher.) We believe that the market for 400G and above products will grow at a 5-year compound annual growth rate of 60 percent through 2025. We therefore expect our 400G and above revenues will continue to grow at an accelerated rate over the immediate and longer term.

With adoption of coherent transmission using pluggable high speed optical modules in Cloud and hyperscale data centers, we believe our total addressable market is rapidly expanding.

Proposed Merger with Lumentum Holdings, Inc.
On November 4, 2021 we announced our planned merger with a subsidiary of Lumentum Holdings, Inc. We expect this transaction will close in the second half of 2022.
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
We have been a leading volume supplier of these optical components since coherent systems were first deployed in volume for telecommunications networks a decade ago, in 2010. We are now the leading supplier of narrow linewidth tunable lasers and other coherent components for 400G, 600G and above applications.
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

Macroeconomic Factors

We continue to manage through two external macro situations that have had a material impact on our business: The Covid-19 Pandemic and the U.S. Department of Commerce restrictions on Huawei Technologies.

The Covid-19 pandemic continues to impact our business, the business of our customers and suppliers and how we execute our business. The pandemic is currently causing industry wide supply chain shortages, particularly for semiconductor chips. In the fourth quarter of 2021, these shortages had a negative impact on our revenue of approximately $15 million. We expect the supply chain disruption will continue at some level for several quarters. Our priorities to address the impacts of the global pandemic on our operations are as follows:

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

•We are working closely with our supply chain partners globally to secure sufficient inventory and to support the health and safety of their employees.

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
We are committed to EAR compliance in each of the locations in which we do business. We subsequently determined that certain of our products were not subject to EAR regulations and could lawfully be sold to Huawei. Further, in 2019 we applied for licenses for certain technology subject to EAR, and we were granted a license to ship limited, but not material, volumes of U.S.-manufactured lasers to Huawei. Similarly, in 2020 we determined that a significant portion of our shipments to Fiberhome were not subject to EAR and shipments of certain of those products continued.

On August 17, 2020, BIS increased restrictions on Huawei and its affiliates on the Entity List related to items produced domestically and abroad that use U.S. technology or software and imposed additional requirements for items subject to Commerce export control. On October 5, 2020, we announced that we will manage the business without relying on future revenue contributions from Huawei. We have subsequently determined that a limited number of one product category are not produced with U.S. technology and have subsequently resumed some shipments to Huawei. These shipments were approximately $30 million in 2021 and are expected to decline in 2022 as Huawei moves to other sources.

We have taken actions to better align capacity and production infrastructure with expected demand levels, with the goal of returning to profitability while still meeting customer demand. We have consolidated our Indium Phosphide production into our Japan water fabrication plant and are continuing to build inventory, where possible, to meet demand.

Revenue was $290.3 million in the year ended December 31, 2021, compared to $371.2 million in 2020, a 21.8% decrease due primarily to the EAR export restrictions, with some impact of the global semi-conductor supply chain shortage. Our gross profit was 23.3% of revenue in the year ended December 31, 2021, compared to 27.8% of revenue in 2020. The decrease in gross profit was mainly due to lower volumes resulting in decreased leverage of our manufacturing base.

In the year ended December 31, 2021, High Speed Products represented approximately 93% of total revenue, or $271.3 million and Network Products and Solutions represented approximately 7% of total revenue, or $19.0 million. In the year ended December 31, 2020, High Speed Products were 92% of total revenue, or $340.0 million and Network Products and Solutions represented approximately 8% of total revenue, or $31.1 million. We expect our High Speed Product market group will continue to grow with accelerating market adoption and deployments, and related market share gains operating at 400G and beyond data rates.

We have invested and expect to continue to invest significant time and capital into our research and development operations. Our research and development activities continue to push the performance leadership boundaries in high speed digital optics, silicon photonics and hybrid photonic integration, optoelectronics control and in signal processing.
Research and development expenses were $56.5 million, $56.1 million and $57.6 million in 2021, 2020 and 2019, respectively.
We have research and development and wafer fabrication facilities in Silicon Valley, California and in Tokyo, Japan that coordinate with our research and development and manufacturing facilities in Dongguan, Shenzhen and Wuhan, China and Ottawa, Canada. We use proprietary design tools and design-for-manufacturing techniques to align our design process with our precision nanoscale, vertically integrated manufacturing and testing. We believe we are one of the highest volume manufacturers of photonic integrated circuits ("PIC") in the world and that we can further expand our manufacturing capacity to meet market needs.
Demand for certain of our High Speed Products that are used in metro and DCI applications in North America and Europe is increasing rapidly. DCI deployments in North America have been strong over the past two years, and our products for these applications generally ship to contract manufacturers for our system manufacturer customers.

Critical accounting policies and estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and cash flow, and related disclosure of contingent assets and liabilities. Our critical accounting policies and estimates include those related to revenue recognition, valuation of inventory, impairment analysis of long-lived assets, stock-based compensation expense, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
We believe that of our significant accounting policies, which are described in Note 2 of Notes to Consolidated Financial Statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.
Revenue recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We generally bear all cost, risk of loss or damage and retain title to the goods up to the point of transfer of control of promised products to customer. Revenue related to the sale of consignment inventories at customer vendor managed locations is not recognized until the products are pulled from consignment inventories by customers. In instances where acceptance of the product or solutions is specified by the customer, revenue is deferred until such required acceptance criteria have been met. Shipping and handling costs are included in the cost of goods sold. We present revenue net of sales taxes and any similar assessments.
Inventories
Our inventories consist of on-hand raw materials, work-in-progress inventories and finished goods. Raw materials and work-in-progress inventories are stored mainly on our premises. Finished goods are stored on our premises as well as on consignment at certain customer sites.
Inventories are stated at the lower of standard cost, which approximates actual cost determined on the weighted average basis, or net realizable value. Inventories are recorded using the first-in, first-out method. We routinely evaluate quantities and values of inventories in light of current market conditions and market trends, and record a write-down for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of inventory could differ from forecasted demand. We also regularly review the cost of inventories against their estimated market value and record a lower of cost or market write-down for inventories that have a cost in excess of estimated market value, resulting in a new cost basis for the related inventories which is not reversed. In 2021, 2020 and 2019, inventory write-down charges were approximately $12.0 million, $9.4 million and $7.8 million, respectively.
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
Stock-based compensation
Our stock-based compensation plans include stock options, stock appreciation units, restricted stock units, and performance-based restricted stock units. The assumptions used in calculating the fair value of share-based compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. Valuations related to our stock-based plans are based on estimates involving assumptions of volatility, forfeitures and interest rates.
Performance-based restricted stock units include both market-based objectives, related to achieving stock price targets, and time-based vesting, related to achieving Company revenue targets sustainable over a period of time. These plans all require evaluation of the probability of achieving the stated objectives, and therefore actual expenses in subsequent periods can vary from the original estimates.
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
In 2021, our High Speed Products for data rates of 100G and beyond comprised 93% of our revenues, increased from 92% in 2020 and 91% in 2019.
The following table presents certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2021	2020	2019
Revenue	100%	100%	100%
Gross profit	23%	28%	25%
Operating expenses	36%	27%	29%
Income (loss) from operations	(13)%	1%	(4)%
Interest and other income (expense), net	—%	(2)%	—%
Loss before income taxes	(13)%	(1)%	(4)%
Net loss	(14)%	(1)%	(5)%
Revenue

		% Change		% Change
(in thousands, except percentages)	2021	2021 to 2020	2020	2020 to 2019	2019
Total revenue	$290,289	(22)%	$371,163	4%	$356,804
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

Customers accounting for more than 10% of our total revenue and revenue from our top five customers for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
	2021	2020	2019
Cisco Systems, Inc.	27%	5%	4%
Ciena Corporation	18%	17%	29%
Nokia Corporation	12%	7%	4%
Huawei Technologies Co., Ltd and their affiliates	11%	40%	41%
Acacia Communications, Inc.	—%	10%	5%
Percent of revenue from top five customers	75%	79%	84%

The following tables present share of revenue by product group and geographical region:

	Years Ended December 31,
	2021	2020	2019
High Speed Products	93%	92%	91%
Network Products and Solutions	7%	8%	9%

	Years Ended December 31,
	2021	2020	2019
China	31%	52%	52%
Americas	11%	17%	23%
Rest of world	58%	31%	25%
Total revenue decreased by $80.9 million, or 22%, in 2021, due primarily to the combination of tightened BIS restrictions on sales to Huawei, along with a $15 million negative impact from the global semi-conductor supply chain shortage, compared to an increase of 4% in revenue for year ending 2020. Excluding Huawei, revenue in the year ending December 31, 2021 increased 17%, compared to a revenue increase of 5% in the year ending 2020 as the Company continued to expand with other customers and markets. Of this, our 400G and above product revenue grew 71% year-over-year and comprised 51% of revenue in 2021.

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

We believe we will continue to be an industry leader for the highest speed over distance network solutions, supplying customers with components and modules which deliver the highest bandwidth per wavelength and per fiber for long distances. Our High Speed Product market segment consistently represents 90% or more of our business and, based on customer deployment data, out 400G and above capable products represent 51% of our revenue for FY2021. Since launching 400ZR and 400ZR+ pluggable coherent modules two years ago in the fourth quarter of 2019, we have shipped units for qualification to multiple hyper scale customers. In addition, we are shipping limited quantities of our newest 96Gbaud component suite for 800G DCI and 400G long-haul transmissions. We believe these high-performance products will bring accelerating revenue growth and our technology enables potential expansion into other adjacent markets. While we expect a significant portion of our revenue will continue to be derived from a limited number of customers, we are seeing some customer diversification with expansion of our high-performance products.

Cost of goods sold and gross margin

		% Change		% Change
(in thousands, except percentages)	2021	2021 to 2020	2020	2020 to 2019	2019
Cost of goods sold	$222,701	(17)%	$268,081	—%	$267,991
Gross profit	67,588	(34)%	103,082	16%	88,813

	2021	2020	2019
Gross profit as a % of revenue	23.3%	27.8%	24.9%
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

As a manufacturing company, our margins are sensitive to changes in volume and factory utilization. When BIS announced additional restrictions on Huawei, and as the global semi-conductor supply chain shortage reduced the availability of raw materials, we took actions to better align capacity and production infrastructure while expanding out markets and customer base.

Our gross margin decreased 4.5% percentage points to 23.3% in 2021 compared to 27.8% in 2020 and 24.9% in 2019 on lower volumes due to the additional EAR restrictions on Huawei and the global semi-conductor supply shortage affecting factory utilization. Additionally, material costs are increasing as we purchase from higher cost sources to maximize supply. Gross profit decreased $35.5 million from $103.1 million in 2020 to $67.6 million in 2021, compared to an increase in gross profit in the prior year of $14.3 million from $88.8 million in 2019 to $103.1 million in 2020. We continue to drive operational changes to reduce costs and improve gross margin.

Operating expenses
Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and other variable compensation.

		% Change		% Change
(in thousands, except percentages)	2021	2021 to 2020	2020	2020 to 2019	2019
Research and development	$56,486	1%	$56,100	(3)%	$57,634
Sales and marketing	14,539	(7)%	15,629	(3)%	16,088
General and administrative	30,464	—%	30,569	3%	29,759
Amortization of purchased intangible assets	—	—%	—	(100)%	119
Acquisition and asset sale related costs	3,733	241%	1,094	176%	397
Restructuring charges	14	(91)%	156	(40)%	261
Litigation settlements	240	108%	(2,988)	(100)%	—
Gain on asset sale	(58)	(94)%	(1,044)	16%	(903)
Total operating expenses	$105,418	6%	$99,516	(4)%	$103,355
Research and development
We focus our research and development efforts on continuing to push the performance leadership boundaries. Research and development expense increased $0.4 million or 1% to $56.5 million, or 19% of revenue from 2020 to 2021 driven mostly by increased personnel costs as we continue to invest for the highest speeds.

Research and development expenses decreased $1.5 million or 3% to $56.1 million, or 15% of revenue, from 2019 to 2020 mainly from lower engineering service costs.

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

Sales and marketing
Sales and marketing expense decreased by $1.1 million, or 7%, in 2021 compared to 2020, mainly from lower variable compensation expenses.

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
General and administrative expense decreased by $0.1 million, or 0.3%, in 2021, compared to 2020, primarily from lower variable compensation expenses and consulting fees.

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
In 2021, amortization of purchased intangible assets was $0.6 million included in the cost of goods sold. The decrease of $0.1 million from 2020 was due to certain intangible assets that have become fully amortized.
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
Acquisition and asset sale related costs
In 2021, we incurred $3.7 million primarily in advisory and support fees relating to the proposed merger that was announced on November 4, 2021.

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
Restructuring and other related costs

In 2021, an immaterial amount of restructuring expense was charged to operating expenses and $0.3 million was charged to cost of goods related to the early exit of the Fremont, California facility as the second phase of the Company's consolidation of operations initiated in 2020.

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

Interest and other income (expense), net

		% Change		% Change
(in thousands, except percentages)	2021	2021 to 2020	2020	2020 to 2019	2019
Interest income	$409	125%	$182	(52)%	$376
Interest expense	(969)	(18)%	(1,182)	(38)%	(1,919)
Other income (expense), net	(621)	(89)%	(5,730)	(993)%	642
Total	$(1,181)	(82)%	$(6,730)	647%	$(901)
Interest expense included in interest and other income (expense), net decreased by $0.2 million in 2021, as compared to 2020. The decrease in interest expense was due to a $1.1 million decrease in outstanding borrowings and lower interest rate on our Wells Fargo loan. Other income (expense), net included in interest and other income (expense), net, increased by $5.1 million in 2021, as compared to 2020, with a $5.2 million lower exchange loss from U.S. dollar depreciation against the Chinese Renminbi offset by a U.S dollar strengthening against the Japanese Yen.
Interest expense included in interest and other income (expense), net decreased by $0.7 million in 2020, as compared to 2019. The decrease in interest expense was due to a $10.1 million decrease in outstanding borrowings and lower interest rate on our Wells Fargo loan. Other income (expense), net included in interest and other income (expense), net, decreased by $6.4 million in 2020, as compared to 2019, with a $6.1 million higher foreign exchange loss from U.S. dollar depreciation against both the Chinese Renminbi and Japanese Yen and $0.3 million less China government subsidy granted.

Income taxes and effective tax rates

	Years ended December 31,
(in thousands, except percentages)	2021	2020	2019
Provision for income taxes	$(1,708)	$(1,202)	$(1,633)
Effective tax rate	(4)%	(38)%	(11)%
In 2021, our income tax provision was primarily related to the operating profit realized in our foreign subsidiaries in Japan and China. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue.
The effective tax rate was (4)% in 2021 as compared to (38)% in 2020 mainly due to a decrease in earnings in foreign jurisdictions and an increase in net loss generated by the U.S. in 2021.
The effective tax rate was (38)% in 2020 as compared to (11)% in 2019 mainly due to a decrease in earnings in foreign jurisdictions and a decrease in net loss generated by the U.S. in 2020.
Liquidity and capital resources
As of December 31, 2021, we had working capital of $124.1 million, including total cash, cash equivalents, short-term investments and restricted cash of $105.6 million. Approximately 47% of our total cash, cash equivalents, short-term investments and restricted cash were held by our foreign entities, including approximately $42.1 million in accounts held by our subsidiaries in China, of which $0.1 million was in restricted cash, and approximately $7.5 million in accounts held by our subsidiary in Japan. Cash, cash equivalents, investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.
Approximately $10.5 million of our retained earnings within our total accumulated deficit as of December 31, 2021 was subject to restrictions due to the fact that our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves as well as allocate a discretionary portion of their after-tax profits to their staff welfare and bonus fund. This restricted amount is not distributable as cash dividends, except in the event of liquidation.
In June 2021 we renewed our revolving line of credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent for a lender group (the "Wells Fargo Credit Facility" or "Credit Facility").
The Wells Fargo Credit Facility provides for borrowings equal to the lower of (a) a maximum revolver amount of $50.0 million, or (b) an amount equal to 80% - 90% of eligible accounts receivable plus 100% of qualified cash balances up to $15.0 million, less certain discretionary adjustments ("Borrowing Base"). The maximum revolver amount may be increased by up to $25.0 million, subject to certain conditions. At closing, $50.0 million was available, of which $20.1 million was drawn.
The Credit Facility matures on June 30, 2026 and borrowings bear interest at an interest rate option of either (a) the LIBOR rate, plus an applicable margin ranging from 1.50% to 1.75% per annum, or (b) the prime lending rate, plus an applicable margin ranging from 0.50% to 0.75% per annum. We are also required to pay a commitment fee equal to 0.25% of the unused portion of the Credit Facility.
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
We were in compliance with the covenants of this Credit Facility as of December 31, 2021. As of December 31, 2021, the outstanding balance under the Credit Facility was $20.3 million and the weighted average rate under the LIBOR option was 1.94%. The remaining borrowing capacity as of December 31, 2021 was $12.7 million, of which $5.0 million is required to be maintained as unused borrowing capacity.
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

As of December 31, 2021, our subsidiaries in China had two line of credit facilities with banking institutions.
In June 2021, NeoPhotonics (China) Co., Ltd., ("NeoPhotonics China"), a subsidiary of the Company, entered into a credit line agreement with Shanghai Pudong Development Bank Shenzhen Branch (“SPDB”) providing for a line of credit to NeoPhotonics China in an amount of RMB 120,000,000 (approximately $18.9 million) for short-term loans at varying interest rates. As of December 31, 2021, there was $15.0 million outstanding under the NeoPhotonics China credit. The note payable bears interest at 3.0% (2.4% of which was charged to NeoPhotonics China as a loan fee and was paid in the fourth quarter of 2021). This note matures in March 2022.
In June 2021, NeoPhotonics Dongguan Co., Ltd (“NeoPhotonics Dongguan”), also a subsidiary of the Company, entered into a credit line agreement with SPDB providing for a line of credit to NeoPhotonics Dongguan in an amount of RMB 30,000,000 (approximately $4.7 million) for short-term loans at varying interest rates. As of December 31, 2021, there was no amount outstanding under this credit facility.
As of December 31, 2021 and 2020, there were no non-interest bearing bank acceptance drafts issued in connection with our notes payable to our suppliers in China under these line of credit facilities. There were no such balances as of December 31, 2021 and 2020, respectively. There were no compensating balances related to these credit facilities as of December 31, 2021 and 2020. Compensating balances are classified as restricted cash on our consolidated balance sheets. See Note 4 and Note 11 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

As of December 31, 2021, we had two term loan arrangements with MUFG Bank, Ltd. (collectively the “Mitsubishi Bank Term Loans”) and a third loan arrangement with the MUFG Bank, Ltd. and The Yamanashi Chou Bank, Ltd. One of the Mitsubishi Bank Term Loans requires equal monthly payments of principal equal to 8.3 million JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY on the maturity date. Interest on this loan accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40% and is secured by real estate collateral. The second term loan of 690.0 million JPY (approximately $6.0 million) (the “2017 Mitsubishi Bank Loan”) was entered into in March 2017 to acquire manufacturing equipment for our Japanese subsidiary and has an annual interest rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan requires monthly interest and principal payments over 72 months commencing in April 2018. This loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $6.0 million) under this loan was fully drawn in March 2017. In January 2018, we entered into a term loan agreement with MUFG Bank, Ltd. and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $7.4 million) (the "Mitsubishi-Yamanashi Term Loan"). The Mitsubishi-Yamanashi Term Loan was available from January 29, 2018 to January 29, 2025. The full amount of the Mitsubishi-Yamanashi Term Loan was drawn on January 29, 2018. Interest on the Mitsubishi-Yamanashi Term Loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Mitsubishi-Yamanashi Term Loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. As of December 31, 2021, our aggregate outstanding principal balance under Mitsubishi Bank Term Loans and Mitsubishi-Yamanashi Term Loan was 970 million JPY (approximately $8.4 million). See Note 11 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.
From time to time we accept notes receivable in exchange for accounts receivable from certain of our customers in China. These notes receivable are non-interest bearing and are generally due within nine months. Historically, we have collected on the notes receivable in full at the time of maturity.
In 2021, we incurred operating losses of $37.8 million and cash flows used in operations of $(20.6) million. We had an accumulated deficit of $459.6 million as of December 31, 2021.

During 2021 under the revolving line of credit we repaid $1.3 million to Wells Fargo. Additionally, we had $2.9 million of current portion of long-term debt as of December 31, 2021, which we plan to pay out of our existing available cash.
Lumentum has agreed to arrange for up to $50,000,000 in interim debt financing that is unsecured, subordinated to our existing secured credit facility with Wells Fargo, has a two-year term and bears interest at the prime rate.

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

Cash flow discussion
The table below sets forth selected cash flow data for the periods presented:

	Years ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in) operating activities	$(20,587)	$54,930	$34,687
Net cash used in investing activities	(10,057)	(33,368)	(7,447)
Net cash provided by (used in) financing activities	12,796	(8,543)	(14,878)
Effect of exchange rates on cash, cash equivalents and restricted cash	162	1,148	(161)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17,686)	$14,167	$12,201

Operating activities
In 2021, net cash used in operating activities was $20.6 million, compared to $54.9 million net cash provided by operating activities in 2020. The decrease was primarily attributable to a $43.6 million increase in net loss and non-cash adjustments, a $32.7 million decrease in cash flows related to accounts receivable, a $17.0 million decrease in cash flows related to accrued and other liabilities, and a $10.6 million decrease in cash flows related to inventories. The decreases were offset by a $29.2 million increase in cash flows related to accounts payable.

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
Investing activities
In 2021, net cash used in investing activities was $10.1 million, a $23.3 million decrease compared to $33.4 million used in 2020. The decrease in net cash used in investment activities was primarily attributable to an increase in net cash provided by proceeds from sale of marketable securities totaling $27.0 million, and a net decrease of $2.4 million used to purchase property, plant and equipment. The decreases were offset by a $7.0 million increase to purchase marketable securities.

In 2020, net cash used in investing activities was $33.4 million, a $26.0 million increase compared to $7.4 million used in 2019. The increase in net cash used in investment activities was primarily attributable to an increase in net cash used totaling $19.9 million to purchase marketable securities, and a net increase of $4.3 million used to purchase property, plant and equipment.
Financing activities
In 2021, net cash provided by financing activities was $12.8 million, a $21.3 million increase compared to $8.5 million net cash used by financing activities in 2020. The increase in cash flows from investing activities was primarily attributable to a $14.4 million increase in net borrowings under our credit facilities and terms loans in China, and a $5.8 million decrease in repayment of bank loan.

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

Material requirements from contractual and other obligations
Summarized in the table and text below are our short-term and long-term obligations as of December 31, 2021:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable and short-term borrowing (1)	$15,000	$15,000	$—	$—	$—
Long-term debt (1)	28,861	3,017	5,097	20,747	—
Retirement obligations (2)	2,717	282	390	325	1,720
Operating leases (3)	18,848	3,284	6,727	6,709	2,128
Purchase commitments (4)	31,343	31,343	$—	$—	$—
Asset retirement obligations (5)	3,918	410	27	$—	3,481
Expected interest payments (6)	2,017	528	867	622	$—
Finance lease	94	94	$—	$—	$—
Total	102,798	$53,958	$13,108	$28,403	$7,329
Uncertainty in timing of future payments:
Restricted retained earnings	10,463
Deferred compensation plan	885
Total commitments	$114,146

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
(4)This is an estimate of the amount outstanding under open purchase orders for the purchase of inventory and other goods at December 31, 2021. Certain of these open purchase orders may be cancellable without penalty.
(5)We have an asset retirement obligation of $3.8 million associated with our facility leases in California and $0.1 million in Japan, included in Accrued and other current liabilities and Other noncurrent liabilities in the consolidated balance sheets as of December 31, 2021.
(6)We calculate the expected interest payments based on our long-term debt at prevailing interest rates as of December 31, 2021.
Uncertain Tax Positions
As of December 31, 2021, there were no liabilities for uncertain tax positions.
Off-balance sheet arrangements
During the years ended December 31, 2021 and 2020, we did not have any significant off-balance sheet arrangements.
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
As of December 31, 2021, we had $20.3 million outstanding under our U.S. credit facilities and $8.4 million outstanding under our term loans in Japan, which were subject to fluctuations in interest rates. For the year ended December 31, 2021, a hypothetical 10% increase in the interest rate could result in $0.1 million additional annual interest expense. The hypothetical assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.
Foreign currency exchange risk
Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statements of operations. A large portion of our business is conducted through our subsidiaries in China, whose functional currency is the RMB and Japan, whose functional currency is the JPY. To the extent that transactions by these subsidiaries are in currencies other than their functional currencies, we bear the risk that fluctuations in the exchange rates of the RMB and JPY in relation to other currencies could increase our costs and expenses. During the year ended December 31, 2021, we recognized net foreign currency transaction loss of $0.7 million. We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB or JPY may materially and adversely affect our results of operations upon translation of these subsidiaries’ financial statements into U.S. dollars. While we generate a significant portion of our revenue in U.S. dollars, a significant portion of our cost of goods sold are in RMB. Therefore, appreciation in RMB against the U.S. dollar would negatively impact our cost of goods sold upon translation to U.S. dollars. For example, for the year ended December 31, 2021, a 10% appreciation in RMB against the U.S. dollar would have resulted in an approximately $1.4 million increase in our cost of goods sold.
Since 2018, we have discontinued entering into foreign currency forward contracts. This may increase the risks to us arising from the short-term impact of foreign currency fluctuations. In addition, our currency exchange variations may be magnified by any Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency.
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

Shareholders and Board of Directors
NeoPhotonics Corporation
San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NeoPhotonics Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory

As described in Note 2 to the consolidated financial statements, the valuation of inventories is adjusted by the Company when conditions indicate a decline in value due to obsolescence and is adjusted based on estimates for inventory levels in excess of forecasted demand for specific product groups. Forecasting customer demand can be challenging as significant judgment is needed to determine if and how changing market and industry conditions, and new product developments will impact future demand.

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

•Observing the proceedings of the Company’s meetings to understand the Company’s rationale for forecasting excess and obsolete inventory for each specific product group.

•Evaluating the Company’s rationale for whether to reduce the value of specific inventory items by selecting a sample of inventory items and i) performing a retrospective review by comparing management’s prior-year projection of future demand by product with actual product sales in the current year to assess management’s ability to accurately forecast future demand by product, and ii) reviewing the underlying assumptions related to the estimates of future demand including historical sales, existing contracts, market trends, changes in technology, macroeconomic conditions, and assessing contradictory evidence.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2020

San Jose, California

February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of NeoPhotonics Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NeoPhotonics Corporation and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States)(PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

NEOPHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$77,833	$95,117
Short-term investments	27,675	27,669
Restricted cash	87	489
Accounts receivable, net of allowance for doubtful accounts	55,324	45,232
Inventories	52,896	46,901
Prepaid expenses and other current assets	16,246	20,173
Total current assets	230,061	235,581
Property, plant and equipment, net	54,190	66,765
Operating lease right-of-use assets	13,201	13,823
Purchased intangible assets, net	844	1,468
Goodwill	1,115	1,115
Other long-term assets	6,156	4,912
Total assets	$305,567	$323,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,125	$43,539
Notes payable and short-term borrowing	14,914	—
Current portion of long-term debt	2,928	3,232
Accrued and other current liabilities	30,008	42,053
Total current liabilities	105,975	88,824
Long-term debt, net of current portion	25,753	30,327
Operating lease liabilities, non-current	13,441	14,522
Other noncurrent liabilities	7,437	9,584
Total liabilities	152,606	143,257
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized
At December 31, 2021, 53,113 shares issued and outstanding; at December 31, 2020, 50,457 shares issued and outstanding	133	126
Additional paid-in capital	610,085	597,460
Accumulated other comprehensive income	2,376	1,735
Accumulated deficit	(459,633)	(418,914)
Total stockholders’ equity	152,961	180,407
Total liabilities and stockholders’ equity	$305,567	$323,664

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share value)	2021	2020	2019
Revenue	$290,289	$371,163	$356,804
Cost of goods sold	222,701	268,081	267,991
Gross profit	67,588	103,082	88,813
Operating expenses:
Research and development	56,486	56,100	57,634
Sales and marketing	14,539	15,629	16,088
General and administrative	30,464	30,569	29,759
Amortization of purchased intangible assets	—	—	119
Acquisition and asset sale related costs	3,733	1,094	397
Restructuring charges	14	156	261
Litigation settlements	240	(2,988)	—
Gain on asset sale	(58)	(1,044)	(903)
Total operating expenses	105,418	99,516	103,355
Income (loss) from operations	(37,830)	3,566	(14,542)
Interest income	409	182	376
Interest expense	(969)	(1,182)	(1,919)
Other income (expense), net	(621)	(5,730)	642
Total interest and other income (expense), net	(1,181)	(6,730)	(901)
Loss before income taxes	(39,011)	(3,164)	(15,443)
Provision for income taxes	(1,708)	(1,202)	(1,633)
Net loss	$(40,719)	$(4,366)	$(17,076)
Basic and diluted net loss per share	$(0.78)	$(0.09)	$(0.36)
Weighted average shares used to compute basic and diluted net loss per share	51,926	49,474	47,304

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
(in thousands)	2021	2020	2019
Net loss	$(40,719)	$(4,366)	$(17,076)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	651	9,592	(745)
Defined benefit pension plans:
Gain (loss) arising during the period	(15)	21	—
Tax	5	(7)	—
Total other comprehensive income (loss)	641	9,606	(745)
Comprehensive income (loss)	$(40,078)	$5,240	$(17,821)

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2018	46,378	$116	$564,722	$(7,126)	$(397,472)	$160,240
Comprehensive loss	—	—	—	(745)	(17,076)	(17,821)
Issuance of common stock in exchange for research and development services, net of issuance costs of $46	442	1	2,453	—	—	2,454
Issuance of common stock upon exercise of stock options	486	1	1,892	—	—	1,893
Issuance of common stock under employee stock purchase plan	357	1	1,952	—	—	1,953
Issuance of common stock for vested restricted stock units	1,018	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(155)	—	(733)	—	—	(733)
Stock-based compensation costs	—	—	12,220	—	—	12,220
Balances at December 31, 2019	48,526	$121	$582,504	$(7,871)	$(414,548)	$160,206
Comprehensive income (loss)	—	—	—	9,606	(4,366)	5,240
Issuance of common stock upon exercise of stock options	498	2	2,170	—	—	2,172
Issuance of common stock under employee stock purchase plan	326	1	2,140	—	—	2,141
Issuance of common stock for vested restricted stock units	1,313	3	(3)	—	—	—
Tax withholding related to vesting of restricted stock units	(206)	(1)	(1,750)	—	—	(1,751)
Stock-based compensation costs	—	—	12,399	—	—	12,399
Balances at December 31, 2020	50,457	$126	$597,460	$1,735	$(418,914)	$180,407
Comprehensive income (loss)	—	—	—	641	(40,719)	(40,078)
Issuance of common stock upon exercise of stock options	836	2	5,113	—	—	5,115
Issuance of common stock under employee stock purchase plan	358	1	2,367	—	—	2,368
Issuance of common stock for vested restricted stock units	1,914	5	(5)	—	—	—
Tax withholding related to vesting of restricted stock units	(452)	(1)	(5,033)	—	—	(5,034)
Stock-based compensation costs	—	—	10,183	—	—	10,183
Balances at December 31, 2021	53,113	$133	$610,085	$2,376	$(459,633)	$152,961

See Accompanying Notes to Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities
Net loss	$(40,719)	$(4,366)	$(17,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,545	30,648	30,788
Stock-based compensation expense	10,993	12,337	12,456
Deferred taxes	(1,092)	(928)	(287)
Amortization of investment, debt and other	404	360	414
Gain on disposal of property and equipment	(398)	(1,114)	(872)
Amortization of operating lease right-of-use assets	2,084	1,912	1,774
Net loss recovery from litigation settlement	—	(2,988)	—
Allowance for doubtful accounts	(1)	(16)	(13)
Write-down of inventories	11,971	9,443	7,847
Foreign currency remeasurement and other, net	685	5,753	(910)
Issuance of common stock in exchange for research and development services	—	—	2,500
Change in assets and liabilities:
Accounts receivable	(10,095)	22,567	5,838
Inventories	(18,026)	(7,411)	(2,891)
Prepaid expenses and other assets	2,907	3,716	429
Accounts payable	14,201	(14,962)	(41)
Accrued and other liabilities	(17,046)	(21)	(5,269)
Net cash provided by (used in) operating activities	(20,587)	54,930	34,687
Cash flows from investing activities
Purchase of property, plant and equipment	(11,499)	(13,870)	(9,532)
Proceeds from sale of property, plant and equipment and other assets	1,448	533	2,242
Purchase of marketable securities	(30,507)	(23,531)	(157)
Proceeds from sale of marketable securities	30,501	3,500	—
Net cash used in investing activities	(10,057)	(33,368)	(7,447)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	7,850	3,880	3,846
Offering costs	—	—	(46)
Tax withholding on restricted stock units	(5,034)	(1,751)	(733)
Proceeds from bank loans	14,446	—	5,000
Repayment of bank loans	(4,365)	(10,150)	(18,084)
Repayment of finance lease liabilities	(101)	(87)	(87)
Repayment of notes payable	—	—	(4,774)
Proceeds from (repayment of) government grants	—	(435)	—
Net cash provided by (used in) financing activities	12,796	(8,543)	(14,878)
Effect of exchange rates on cash, cash equivalents and restricted cash	162	1,148	(161)
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,686)	14,167	12,201
Cash, cash equivalents and restricted cash at the beginning of the period	95,606	81,439	69,238
Cash, cash equivalents and restricted cash at the end of the period	$77,920	$95,606	$81,439
Supplemental disclosure of cash flow information:
Cash paid for interest	$212	$248	$278
Net cash paid for income taxes	1,672	799	1,289
Supplemental disclosure of noncash investing and financing activities:
Neo Russia penalty settlement	—	—	2,000
Debt interest rolled into principal	408	701	1,368
Government approved expenditures incurred after receipt of government funds	—	—	579
Unpaid property, plant and equipment	1,627	765	1,887
Right-of-use assets obtained in exchange for lease obligations	1,430	—	—
See Accompanying Notes to Consolidated Financial Statements.

 NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and basis of presentation
Business and organization
NeoPhotonics Corporation and its subsidiaries ("NeoPhotonics" or "the Company") develops, manufactures and sells optoelectronic products that transmit and receive high-speed digital optical signals for Cloud and hyperscale data center internet content provider and telecom networks.
Proposed Merger with Lumentum Holdings, Inc.
On November 4, 2021 the Company announced its planned merger with a subsidiary of Lumentum Holdings, Inc. Consummation of the Merger is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), and approval by the holders of a majority of the outstanding shares of the Company's common stock. The remaining requirements for closure of the Merger are customary closing conditions set forth in the Merger Agreement and approval from the State Administration for Market Regulation ("SAMR") of the People’s Republic of China. The Company expects this transaction will close in the second half of 2022.
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
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Significant estimates made by management include: the useful lives and recoverability of long-lived assets; valuation allowances for deferred tax assets; valuation of excess and obsolete inventories and recognition of stock-based compensation, among others. Actual results could differ from these estimates.
Concentration of credit risk and significant customers and suppliers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade accounts receivable. The Company’s investment policy requires cash and cash equivalents to be placed with high-credit quality institutions and limits on the amount of credit risk from any one issuer. The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Customers accounting for more than 10% of our total revenue and revenue from our top five customers for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
	2021	2020	2019
Percent of revenue from customers accounting for 10% or more of total revenue:
Cisco Systems, Inc.	27%	5%	4%
Ciena Corporation	18%	17%	29%
Nokia Corporation	12%	7%	4%
Huawei Technologies Co., Ltd	11%	40%	41%
Acacia Communications, Inc.	—%	10%	5%
Percent of revenue from top five customers	75%	79%	84%
As of December 31, 2021, three customers accounted for a total of 35% of the Company’s total accounts receivable. As of December 31, 2020, three customers accounted for a total of 65% of the Company’s total accounts receivable.
The Company relies on single and limited suppliers for a number of key components. The Company relies primarily on a limited number of significant independent contract manufacturers for the production of certain key components and subassemblies.

Restricted cash
As a condition of the notes payable lending arrangements and the line of credit facilities, the Company is required to keep a compensating balance at the issuing banks. In addition, the Company also maintained restricted cash in connection with government grants received in advance and cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s consolidated balance sheets. As of December 31, 2021, the majority of the restrictions on cash have been released. As of December 31, 2021 and 2020, the amount of restricted cash was $0.1 million and $0.5 million, respectively.
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Inventories are stated at the lower of standard cost, which approximates actual cost determined on the weighted average basis, or net realizable value. Inventories are recorded using the first-in, first-out method. The Company routinely evaluates quantities and values of inventories in light of current market conditions and market trends and records a write-down for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of inventory could differ from forecasted demand. The Company also regularly reviews the cost of inventories against their estimated market value and records a lower of cost or market write-down for inventories that have a cost in excess of estimated market value, resulting in a new cost basis for the related inventories which is not reversed.
Goodwill
Goodwill is reviewed for impairment annually in the fourth fiscal quarter or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company will assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further steps are required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. The Company had no goodwill impairment in 2021, 2020 and 2019.
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
There were no asset impairment charges in 2021, 2020 and 2019.
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
Research and development

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Foreign currency

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Generally the functional currency of the Company’s international subsidiaries is the local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. The Company has established a hedging program using monthly forward exchange contracts as economic hedges to protect against volatility of foreign exchange rate exposure of its net intercompany activities based on a cost-benefit analysis that considers that magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instruments. The forward contracts are not designated for hedge accounting and are marked to market at fair value and reported as either other current assets or accounts payable. Any changes in the fair value are recorded as foreign exchange gain (loss) and help mitigate the changes in the value of the underlying net intercompany balances. Net foreign exchange gain (loss) was ($0.7) million, $(5.9) million, and $0.2 million in 2021, 2020, and 2019, respectively. These gains and losses were recorded as other income, net in the Company’s consolidated statements of operations. The Company presents the cash flows relating to these foreign exchange contracts as investing activities in its consolidated statements of cash flows. In the second half of 2018, the Company temporarily discontinued entering into forward exchange contracts. This may increase the risks to us arising from the short-term impact of foreign currency fluctuations.
Net loss per share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares and potential dilutive common share equivalents outstanding during the period if the effect is dilutive.
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
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Nature of products
Revenue from sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Years Ended December 31,
	2021	2020	2019
High Speed Products	$271,314	$340,015	$323,804
Network Products and Solutions	18,975	31,148	33,000
Total revenue	$290,289	$371,163	$356,804

The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Years Ended December 31,
	2021	2020	2019
China	$89,231	$191,990	$186,157
Thailand	94,360	70,709	55,385
Malaysia	26,996	1,330	66
Mexico	16,174	35,549	74,077
Rest of world	63,528	71,585	41,119
Total revenue	$290,289	$371,163	$356,804

Deferred revenue

The Company records deferred revenue when cash payments are received or due in advance of the Company's performance. At December 31, 2021 and December 31, 2020, deferred revenue balances were immaterial.

Contract assets

Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such right is conditional on something other than the passage of time. The balance of contract assets exclude any amounts presented as an accounts receivable. There were no contract assets balances as of December 31, 2021 and December 31, 2020.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Cash, cash equivalents, short-term investments and restricted cash
The following table summarizes the Company’s cash, cash equivalents, short-term investments, and restricted cash at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$77,833	95,117
Cash equivalents	—	—
Cash and cash equivalents	$77,833	$95,117
Short-term investments	$27,675	$27,669
Restricted cash	$87	$489

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$77,833	$95,117
Restricted cash	87	489
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$77,920	$95,606

The following table summarizes the Company’s unrealized gains and losses related to the short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2021				As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$27,675	$—	$—	$27,675	$27,669	$—	$—	$27,669
Reported as:
Short-term investments	$27,675	$—	$—	$27,675	$27,669	$—	$—	$27,669

As of December 31, 2021 and 2020, maturities of marketable securities were as follows (in thousands):

	December 31, 2021	December 31, 2020
Less than 1 year	$27,675	$27,669
Due in 1 to 2 years	—	—
Due in 3 to 5 years	—	—
Total	$27,675	$27,669
Realized gains and losses on the sale of marketable securities during the years ended December 31, 2021, 2020 and 2019 were immaterial. The Company did not recognize any impairment losses on its marketable securities during the years ended December 31, 2021, 2020 or 2019. As of December 31, 2021, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair value measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments:
Money market funds	$27,675	$—	$—	$27,675	$27,669	$—	$—	$27,669
Total	$27,675	$—	$—	$27,675	$27,669	$—	$—	$27,669
Mutual funds held in Rabbi Trust, recorded in other long-term assets	$894	$—	$—	$894	$810	$—	$—	$810

The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees to provide participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded as of December 31, 2021 and 2020. The assets held by the Rabbi Trust are in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its consolidated balance sheets as of December 31, 2021 and 2020. Level 1 assets are determined by using quoted prices in active markets for identical assets. The fair values of Level 2 assets are priced based on quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data using inputs such as benchmark yields, broker quotes and other similar data.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets and liabilities measured on a nonrecurring basis as of December 31, 2021 and 2020.
Assets and Liabilities Not Measured at Fair Value
The carrying values of cash, restricted cash, accounts receivable, accounts payable, notes payable and short-term borrowing approximate their fair values due to the short-term nature and liquidity of these financial instruments.
The fair value of the Company’s long-term debt has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of liabilities with a similar maturity and discounting the cash flows at that rate which it considers to be a level 2 fair value measurement and was not materially different than the carrying value as of December 31, 2021 and 2020 as the interest rates approximated rates currently available to the Company. The fair values do not necessarily give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.

6. Net loss per share
The following table sets forth the computation of the basic and diluted net loss per share attributable to NeoPhotonics Corporation common stockholders for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net loss	(40,719)	$(4,366)	$(17,076)
Denominator:
Weighted average shares used to compute per share amount:
Basic	51,926	49,474	47,304
Dilutive effect of equity awards	—	—	—
Diluted	51,926	49,474	47,304
Basic net loss per share	$(0.78)	$(0.09)	$(0.36)
Diluted net loss per share	$(0.78)	$(0.09)	$(0.36)

The Company has excluded the impact of the following outstanding employee stock options, restricted stock units, common stock warrants and shares expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	December 31,
	2021	2020	2019
Employee stock options	1,279	2,097	2,599
Restricted stock units	3,387	3,621	3,171
Market-based restricted stock units	134	612	641
Performance-based restricted stock units	240	90	—
Employee stock purchase plan	—	358	298
	5,040	6,778	6,709

7. Purchased intangible assets
Purchased intangible assets consist of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$37,814	$(37,814)	$—	$37,637	$(37,021)	$616
Customer relationships	15,535	(15,535)	—	15,487	(15,487)	—
Leasehold interest	1,339	(495)	844	1,304	(452)	852
	$54,688	$(53,844)	$844	$54,428	$(52,960)	$1,468

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
The following table presents details of the amortization expense of the Company’s purchased intangible assets as reported in the consolidated statements of operations (in thousands):

	Years ended December 31,
	2021	2020	2019
Cost of goods sold	$646	$737	$737
Operating expenses	—	—	119
Total	$646	$737	$856

The gross assets and accumulated amortization for customer relationships includes the impact of foreign currency transaction gains and losses during 2021. The estimated future amortization expense of purchased intangible assets as of December 31, 2021, is as follows (in thousands):

2022	$30
2023	30
2024	30
2025	30
2026	30
Thereafter	694
$844

8. Balance sheet components
Restricted Cash

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted cash was as follows (in thousands):

	December 31,
	2021	2020
Restricted in connection with government grants received in advance	$—	$452
Restricted - Other	87	37
Total restricted cash	$87	$489

Accounts receivable, net
Accounts receivable, net were as follows (in thousands):

	December 31,
	2021	2020
Accounts receivable	$55,324	$45,277
Allowance for doubtful accounts	—	(45)
	$55,324	$45,232

The table below summarizes the movement in the Company’s allowance for doubtful accounts (in thousands):

Balance at December 31, 2018	$(264)
Reversal of provision for bad debt, net	15
Write-offs, net of recoveries	(5)
Balance at December 31, 2019	(254)
Reversal of provision for bad debt, net	16
Write-offs, net of recoveries	193
Balance at December 31, 2020	(45)
Reversal of provision for bad debt, net	1
Write-offs, net of recoveries	44
Balance at December 31, 2021	$—
Inventories
Inventories were as follows (in thousands):

	December 31,
	2021	2020
Raw materials	$32,809	$25,620
Work in process	14,851	9,196
Finished goods(1)	5,236	12,085
	$52,896	$46,901

(1) Included in finished goods was $1.8 million and $1.7 million of inventory at customer vendor managed inventory locations at December 31, 2021 and 2020, respectively.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prepaid expenses and other current assets
Prepaid expenses and other current assets were as follows (in thousands):

	December 31,
	2021	2020
Prepaid taxes and taxes receivable	$5,825	$6,137
Transition services agreement receivable - APAT OE (See Note 14)	—	5,933
Receivables due from suppliers	6,728	4,891
Deposits and other prepaid expenses	2,682	2,417
Other receivable	1,011	795
	$16,246	$20,173
Property, plant and equipment, net
Property, plant and equipment, net was as follows (in thousands):

	December 31,
	2021	2020
Land	$3,018	$3,367
Buildings	24,972	25,310
Machinery and equipment	180,272	181,375
Furniture, fixtures, software and office equipment	20,840	20,992
Leasehold improvements	22,491	22,456
	251,593	253,500
Less: Accumulated depreciation	(197,403)	(186,735)
	$54,190	$66,765

Depreciation expense was $22.9 million, $30.6 million and $27.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Accrued and other current liabilities
Accrued and other current liabilities were as follows (in thousands):

	December 31,
	2021	2020
Employee-related	$14,956	$19,656
Transition services agreement payables (See Note 14)	823	9,708
Operating lease liabilities, current	2,356	2,128
Income and other taxes payable	2,703	1,590
Accrued warranty	977	1,111
Other accrued expenses	8,193	7,860
	$30,008	$42,053

Accrued warranty
The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years ended December 31,
	2021	2020	2019
Beginning balance	$1,111	$712	$672
Warranty accruals	469	1,678	782
Settlements	(603)	(1,279)	(742)
Ending balance	$977	$1,111	$712

Other noncurrent liabilities
Other noncurrent liabilities were as follows (in thousands):

	December 31,
	2021	2020
Pension and other employee-related	$3,266	$3,844
Transition services agreement payables (See Note 14)	—	823
Government grant	369	606
Deferred income tax liabilities	—	501
*Asset retirement obligations	3,508	3,810
Other	294	—
	$7,437	$9,584
*Asset retirement obligations are legal obligations associated with the retirement of long-lived assets pertaining to leasehold improvements. In 2021 accretion related to the asset retirement obligations was $0.3 million.

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

10. Restructuring and Other Related Charges
A summary of the activity in accrued restructuring costs is as follows (in thousands):

	Employee Severance	Facilities Consolidation	Others	Total
Restructuring obligations at December 31, 2018	$436	$769	$1,611	$2,816
Charges	88	—	173	261
Cash payments	(524)	(149)	(173)	(846)
Non-cash settlements and other	—	(620)	(1,611)	(2,231)
Restructuring obligations at December 31, 2019	$—	$—	$—	$—
Charges	981	—	42	1,023
Cash payments	(884)	—	—	(884)
Restructuring obligations at December 31, 2020	$97	$—	$42	$139
Charges	269	—	(6)	263
Cash payments	(64)	—	(42)	(106)
Non-cash settlements and other	—	—	6	6
Restructuring obligations at December 31, 2021	$302	$—	$—	$302

2021 Restructuring

In a second phase of the restructuring actions taken in 2020, related to reducing operating expenses and manufacturing costs while maintaining the Company's focus on its core capabilities, in December 2021 the Company exercised its early exit right to terminate the facility lease in Fremont, California.

Substantially all of the restructuring charges for the year ended December 31, 2021 were included in cost of goods sold in the Company’s Consolidated Statements of Operations.

As a result of early exit of the Fremont facility, the related amounts of ROU asset and operating lease liability were approximately $0.2 million each and were written off. The remaining lease commitment will end in April 2022. Other impacts of the lease termination included a reclassification of certain equipment in property, plant and equipment, net of $0.4 million to Assets held for sale that was recorded in Prepaid expenses and other current assets, and an immaterial lease termination fee.

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

Restructuring expenses for severance and other related costs for the year ended December 31, 2020 totaled $1.0 million and were primarily charged to cost of goods sold in the Company’s Consolidated Statements of Operations. The other cash and noncash related charges for the year ended December 31, 2020 date totaling $9.1 million were charged to cost of goods sold.

2019 Restructuring

The company initiated restructuring actions in 2018 in order to focus on key growth initiatives and a lower break even revenue level through lower operating expenses and manufacturing costs. In 2019, the Company recorded $0.3 million in restructuring charges within operating expenses related to these actions.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Debt
The table below summarizes the carrying amount and weighted average interest rate of the Company’s debt (in thousands, except percentages):

	December 31, 2021		December 31, 2020
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Short-term borrowing:
Note payable to Shanghai Pudong Development Bank	$15,000	0.60%	$—	—%
Unaccreted discount and issuance costs	(86)		—
Short-term borrowing, net	$14,914		$—

Long-term debt, current and non-current:
Borrowing under Wells Fargo Credit Facility	$20,338	1.94%	$21,030	2.01%
Mitsubishi Bank loans	5,000	1.06%-1.46%	7,662	1.04%-1.44%
Mitsubishi Bank and Yamanashi Chou Bank loan	3,429	1.06%	5,002	1.07%
Finance lease liability	94		189
Unaccreted discount and issuance costs	(180)		(324)
Total long-term debt, net of unaccreted discount and issuance costs	$28,681		$33,559
Reported as:
Current portion of long-term debt	$2,928		$3,232
Long-term debt, net of current portion	25,753		30,327
Total long-term debt, net of unaccreted discount and issuance costs	$28,681		$33,559
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
As of December 31, 2021, the Company's subsidiaries in China had two line of credit facilities with Shanghai Pudong Development Bank Shenzhen Branch (“SPDB”):
•In June 2021, NeoPhotonics (China) Co., Ltd., ("NeoPhotonics China") entered into a credit line agreement with SPDB providing for a line of credit to NeoPhotonics China in an amount of RMB 120.0 million ($18.9 million) for short-term loans at varying interest rates. The line of credit facility expired on February 23, 2022, and NeoPhotonics China and SPDB are working on a renewal agreement.
•In June 2021, NeoPhotonics Dongguan Co., Ltd (“NeoPhotonics Dongguan”) entered into a credit line agreement with SPDB providing for a line of credit to NeoPhotonics Dongguan in an amount of RMB 30.0 million ($4.7 million) for short-term loans at varying interest rates. The line of credit facility expired on February 23, 2022, and NeoPhotonics Dongguan and SPDB are working on a renewal agreement.
As of December 31, 2021, there was $15.0 million note outstanding under the NeoPhotonics China line of credit. The note payable bears interest at 3.0% (2.4% of which was charged to NeoPhotonics China as a loan fee and was paid in the fourth quarter of 2021). This note matures in March 2022.
There was no amount outstanding under the NeoPhotonics Dongguan line of credit as of December 31, 2021.
Under these line of credit facilities, the non-interest bearing bank acceptance drafts issued in connection with the Company’s notes payable to its suppliers in China, had no outstanding balance at December 31, 2021 and 2020, respectively.
As of December 31, 2019, compensating balances relating to bank acceptance drafts and letters of credit issued to suppliers and the Company's subsidiaries totaled $2.5 million. There were no such balances as of December 31, 2021 and 2020. Compensating balances are classified as restricted cash on the Company’s consolidated balance sheets.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Facilities

In September 2017, the Company entered into a revolving line of credit agreement with Wells Fargo as the administrative agent for a lender group (the "Wells Fargo Credit Facility" or "Credit Facility"). On June 29, 2021, the Company renewed the Credit Facility (the “Renewed Credit Facility").

The Renewed Credit Facility provides for borrowings equal to the lower of (a) a maximum revolver amount of $50.0 million, or (b) an amount equal to 80% - 90% of eligible accounts receivable plus 100% of qualified cash balances up to $15.0 million, less certain discretionary adjustments ("Borrowing Base"). The maximum revolver amount may be increased by up to $25.0 million, subject to certain conditions. At closing, $50.0 million was available, of which $20.1 million was drawn.
The Credit Facility matures on June 30, 2026 and borrowings bear interest at an interest rate option of either (a) the LIBOR rate, plus an applicable margin ranging from 1.50% to 1.75% per annum, or (b) the prime lending rate, plus an applicable margin of 0.50% to 0.75% per annum.
The Credit Facility agreement ("Agreement") requires prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Company is required to maintain a combination of certain defined cash balances and unused borrowing capacity under the Credit Facility of at least $20.0 million, of which at least $5.0 million shall include unused borrowing capacity. The Agreement also restricts the Company's ability to dispose of assets, permit change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments and make certain restricted payments. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. The Company was in compliance with the covenants of this Credit Facility as of December 31, 2021.

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
On June 29, 2021, the Company entered into the Renewed Credit Facility. The Company removed Huawei from the list of “Eligible Accounts” as a basis for the Company’s borrowing thus removing the need for them to maintain a temporary combination of certain defined unrestricted cash and unused borrowing capacity under the Credit Facility of at least $30.0 million in the U.S. and $40.0 million world-wide, of which at least $5.0 million shall include unused borrowing capacity.

As of December 31, 2021, the outstanding balance under the Credit Facility was $20.3 million and the weighted average rate under the LIBOR option was 1.94%. The remaining borrowing capacity as of December 31, 2021 was $12.7 million, of which $5.0 million is required to be maintained as unused borrowing capacity. The Company repaid $1.3 million and $7.0 million under the revolving line of credit in 2021 and 2020, respectively.

In 2021, $0.4 million accrued interest was rolled into the principal amount of Wells Fargo Credit Facility.
Mitsubishi Bank Loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with MUFG Bank, Ltd. (the "Mitsubishi Bank") that provided for (i) a term loan in the aggregate principal amount of 500 million Japanese Yen (the “JPY”) ($4.3 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY ($8.7 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by our Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate (TIBOR) plus 1.40%. The Term Loan A requires interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8.3 million JPY until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40.5 million JPY ($0.4 million). The Term Loan A of 500 million JPY (approximately $4.4 million) was repaid to the Mitsubishi Bank in January 2018.
The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with the related covenants as of December 31, 2021 and 2020. Outstanding principal balance for Term Loan B and unamortized debt issuance

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

costs were approximately 316.7 million JPY (approximately $2.8 million) and 4.0 million JPY (approximately $0.0 million), respectively, as of December 31, 2021.
In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690 million JPY (approximately $6.0 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment owned by the Company's subsidiary in Japan. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with these covenants as of December 31, 2021 and 2020. The loan was available from March 31, 2017 to March 30, 2018 and 690 million JPY (approximately $6.0 million) under this loan was fully drawn in March 2017. Outstanding principal balance for the 2017 Mitsubishi Bank Loan and unamortized debt issuance costs were approximately 258.8 million JPY (approximately $2.2 million) and 7.8 million JPY (approximately $0.1 million), respectively, as of December 31, 2021.
Mitsubishi Bank and Yamanashi Chou Bank loan
In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chou Bank, Ltd. for a term loan in the aggregate principal amount of 850 million JPY (approximately $7.4 million) (the “Term Loan C”). The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C was available from January 29, 2018 to January 29, 2025. The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of December 31, 2021. Outstanding principal balance for the Mitsubishi Bank and Yamanashi Chou Bank Loan and unamortized debt issuance costs were approximately 394.7 million JPY (approximately $3.4 million) and 8.8 million JPY (approximately $0.1 million), respectively, as of December 31, 2021.
At December 31, 2021, maturities of long-term debt were as follows (in thousands):

2022	$3,017
2023	2,923
2024	2,174
2025	409
2026	20,338
$28,861

12. Leases
The Company has operating leases for offices, research and development facilities and manufacturing facilities. Leases have remaining terms of less than one year to six years, some of which include options to extend the leases and some of which may include options to terminate the leases within one year.
On June 13, 2017, the Company entered into an office lease for approximately 39,000 square feet in San Jose (the “Lease”), with a commencement date of June 1, 2017. Upon commencement, the Lease had an initial term of one hundred and twenty-three (123) months, ending September 30, 2027, (the “Initial Term”) with a monthly rental rate of $41,000, escalating annually to a maximum monthly rental rate of approximately $73,000 in the last year of the Initial Term. Upon termination of the Lease, the Company anticipates a restoration cost of approximately $0.9 million.
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2021 and 2020, an asset recorded in property, plant and equipment under a finance lease was immaterial.
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$3,143	$3,056	3,026
Variable and short-term lease cost	2,760	2,007	1,482
Total lease cost	$5,903	$5,063	$4,508
Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,403	$3,193	$3,600
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,430	$98	$136
Weighted average remaining lease term (in years)
Operating leases	5.5	6.5	7.4
Weighted average discount rate
Operating leases	6.3%	6.5%	6.4%
Future minimum lease payments under non-cancelable leases as of December 31, 2021 were as follows (in thousands):

Operating Leases
2022	$3,284
2023	3,376
2024	3,351
2025	3,428
2026	3,281
Thereafter	2,128
Total future minimum lease payments	18,848
Less imputed interest	(3,051)
Total	$15,797

Reported as of December 31, 2021:	Operating Leases
Accrued and other current liabilities	$2,356
Operating lease liabilities, noncurrent	13,441
Total	$15,797

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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The funded status of the plan for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	2021	2020	2019
	RAP	RAP	RAP
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$3,743	$4,090	$4,308
Interest cost	6	4	4
Benefits paid	(691)	(531)	(276)
Actuarial (gain)/loss	15	(21)	—
Currency translation adjustment	(356)	201	54
Projected benefit obligation, end of period	$2,717	$3,743	$4,090
Plan assets at calculated amount, end of period	$—	$—	$—
Amounts recognized in consolidated balance sheets:
Accrued and other current liabilities	$337	$707	$585
Other noncurrent liabilities	$2,380	$3,036	$3,505
Amount recognized in accumulated other comprehensive loss:
Defined benefit pension plans adjustment	$353	$398	$378
Accumulated benefit obligation, end of period	$2,717	$3,743	$4,090

Net periodic pension cost associated with the plan for the years ended December 31, 2021, 2020 and 2019 included the following components (in thousands):

	2021	2020	2019
	RAP	RAP	RAP
Service cost	$—	$—	$—
Interest cost	6	4	4
Other	—	—	—
Curtailment/settlement (gain) loss	—	—	—
Net periodic pension costs	$6	$4	$4

The projected and accumulated benefit obligations for the RAP were calculated as of December 31, 2021, 2020 and 2019 using a discount rate assumption of 0.2%, 0.1% and 0.1%, respectively.
Estimated future benefit payments under the RAP are as follows (in thousands):

2022	$282
2023	—
2024	390
2025	253
2026	72
2027 - 2031	1,258
Thereafter	462
$2,717
401(k) Plan
The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). The Company currently matches a portion of all eligible employee contributions which vest

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

immediately. The Company’s matching contributions to the plan totaled $0.4 million, $0.4 million and $0.5 million, respectively, for the years ended December 31, 2021, 2020, and 2019.

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

Merger-Related Litigation

In connection with the Merger announced in November 2021, the Company and its directors were named as defendants in ten lawsuits filed by purported stockholders of NeoPhotonics challenging the proposed merger. These ten lawsuits are not material either individually or collectively. The plaintiffs in these ten lawsuits have dismissed their suits and have entered into fee agreements. Four of the lawsuits, styled as Elaine Wang v. NeoPhotonics Corporation, et al., No. 1:21-cv-10338, Heather Smith v. NeoPhotonics Corporation, et al., No. 1:21-cv-10698, Matthew Hopkins v. NeoPhotonics Corporation, et al., No. 1:21-cv-10725, and John Ryan v. NeoPhotonics Corporation, et al., No. 1:22-cv-00046, were filed in the United States District Court for the Southern District of New York on December 3, 2021, December 14, 2021, December 15, 2021, and January 4, 2022, respectively. Three of the lawsuits, styled as Mengsheng Ku v. NeoPhotonics Corporation, et al., No. 5:21-cv-09479, Stephen Bushansky v. NeoPhotonics Corporation, et al.,No. 5:21-cv-09825, and James Parshall v. NeoPhotonics Corporation, et al., No. 5:22-cv-00055, were filed in the United States District Court for the Northern District of New York on December 8, 2021, December 20, 2021, and January 5, 2022, respectively. One lawsuit, styled as James Hendrickson v. NeoPhotonics Corporation, et al., No. 1:21-cv-06919, was filed in the United States District Court for the Eastern District of New York on December 15, 2021. One of the lawsuits, styled as Alex Ciccotelli v. NeoPhotonics Corporation, et al., No. 2:21-cv-05611, was filed in the United States District Court for the Eastern District of Pennsylvania on December 23, 2021. One of the lawsuits, styled as Christopher Taylor v. NeoPhotonics Corporation, et al., No. 1:22-cv-00002, was filed in the United States District Court for the District of Delaware on January 3, 2022.

The lawsuits generally alleged, among other things, that NeoPhotonics and its directors violated Section 14(a) of the Exchange Act, Rule 14a-9 promulgated thereunder, and 17 C.F.R. § 244.100 by disseminating an incomplete and misleading Preliminary Proxy Statement on Schedule 14A, filed with the SEC on December 1, 2021 regarding the Merger. The lawsuits further alleged that NeoPhotonics’ directors violated Section 20(a) of the Exchange Act by failing to exercise proper control over the person(s) who violated Section 14(a) of the Exchange Act. The complaints sought injunctive relief, rescission or rescissory damages, dissemination of a proxy statement that discloses certain information requested by the plaintiffs, and an award of plaintiffs’ costs, including attorneys’ fees and expenses.

In addition to the ten lawsuits, two demand letters were brought by purported stockholders challenging the Merger and seeking various forms of injunctive and declaratory relief, as well as awards of damages, costs, expert fees and attorneys’ fees.

The ten lawsuits letters and the two demand letters are not material either individually or collectively. Additionally, the plaintiffs in all such matters have dismissed their claims or lawsuits and entered into fee agreements.

Finisar Litigation

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

APAT Litigation and Settlement

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Since April 2018, APAT OE and NeoPhotonics (China) Co., Ltd. and NeoPhotonics Dongguan Co. Ltd. (collectively "NeoChina", which are both wholly-owned subsidiaries of the Company) and NeoPhotonics Corporation were involved in a series of litigations and arbitrations which arose out of the 2017 sale by NeoChina of certain low speed transceiver assets to APAT.

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

Under the settlement agreement, each party takes turns paying a portion of the total amounts owed until all amounts have been paid. The first payment from APAT OE to the Company occurred in November 2020. All other payments, except the final payment, were completed in Q1 2021 and the final payment by the Company to APAT was completed in February 2022.

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

At December 31, 2021, the amount payable by the Company to APAT OE under the settlement agreement is approximately $0.8 million, and is included in Accrued and Other Liabilities in the caption "Transition Services Agreement Payables" (See Note 8).

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

Purchase obligations
The Company has open purchase orders with its suppliers for the purchase of inventory and other items in the ordinary course of its business. As of December 31, 2021, the Company’s estimate of outstanding amounts under these purchase orders was approximately $31.3 million, primarily expected to be purchased within the next 12 months. Certain of these open purchase orders may be cancellable without penalty.
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

15. Stockholders’ Equity

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Common stock
As of December 31, 2021, the Company had reserved 6,356,982 shares of common stock for issuance under its stock plans and there were 0 shares of common stock for issuance under its employee stock purchase plan because of the termination of the plan in November 2021 in conjunction with the proposed merger with Lumentum.
In August 2019, the Company filed a prospectus supplement with SEC to issue 103,734 shares of common stock and additional shares of common stock with an aggregate offering price of up to $4.5 million to one of the Company’s vendors as a consideration for research and development services. In 2019, the Company issued common shares totaling 441,410 for a total consideration of $2.5 million.

Accumulated Other Comprehensive Income (Loss)
The following table shows the components of accumulated other comprehensive income (loss), net of taxes, as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Foreign currency translation adjustments	$2,603	$1,951
Defined benefit pension plan adjustment, net of taxes	(227)	(216)
	$2,376	$1,735
Accumulated Deficit
Approximately $10.5 million and $10.0 million of the Company’s retained earnings within its accumulated deficit at December 31, 2021 and 2020, respectively, was subject to restriction due to a requirement that its subsidiaries in China set aside at least 10% of their respective accumulated profits each year to fund statutory common reserves as well as allocate a discretional portion of their after-tax profits to their staff welfare and bonus fund.

16. Restricted net assets

The Company’s consolidated subsidiaries operating in China and Japan are restricted from transferring funds or assets to its parent company in the form of cash dividends, loans or advances. As of December 31, 2021 and December 31, 2020, the Company's consolidated subsidiaries had $11.4 million and $11.4 million, respectively, of restricted net assets. This compares to the Company's consolidated net assets of $153.0 million and $180.4 million as of December 31, 2021 and December 31, 2020, respectively, which consisted of (in thousands):

	December 31, 2021	December 31, 2020
Cash restricted in China due to unpaid employee benefits and unfulfilled government grants	$49	$452
China earnings restricted to fund statutory common reserves in China	10,463	10,010
Loan agreements in Japan requiring local subsidiaries to maintain minimum net asset levels	869	969
Total restricted net assets in the Company's consolidated subsidiaries	$11,381	$11,431

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
As of December 31, 2021, no stock appreciation units were outstanding. The Company does not intend to grant additional stock appreciation units under the 2007 Plan.

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
Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2010 Plan was 865,420 shares. The number of shares of the Company’s common stock reserved for issuance under the 2010 Plan automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2010 Plan is 8,000,000 shares. As of December 31, 2021, stock options to purchase and restricted stock units to convert to a total of 2,980,558 shares of common stock were outstanding under the 2010 Plan and no shares were available for future issuance.
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

On November 4, 2021, per the terms in the Merger Agreement with Lumentum, the Company announced that the ESPP program would be terminated effective November 16, 2021 after the latest purchase period ended November 15, 2021 and there would be no future purchase periods.

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
The number of shares initially reserved for issuance under the 2011 Plan was 750,000 shares. The exercise price of awards shall be not less than 100% of the fair market value of the Company’s common stock on the date of grant. Each stock appreciation right grant will be denominated in shares of common stock equivalents. Options and stock appreciation rights have a maximum term of ten years measured from the date of grant, subject to earlier termination following the individual’s cessation of service with the Company. In 2015, an additional 100,000 shares were authorized for issuance by the Company’s board of directors. As of December 31, 2021, stock options to purchase and restricted stock units to convert to a total of 135,260 shares of common stock were outstanding under the 2011 Plan and no shares were available for future issuance.
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

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

under the Company’s 2010 Equity Incentive Plan or 2011 Inducement Award Plan that may become available for issuance under the 2020 Plan, as such shares become available from time to time.
On June 1, 2021, at the 2021 Annual Meeting of Stockholders of NeoPhotonics Corporation, the Company’s stockholders approved the Amended 2020 Equity Incentive Plan.

As of December 31, 2021, stock options to purchase and restricted stock units to convert to a total of 1,925,044 shares of common stock were outstanding under the 2020 Plan and 1,316,120 shares were reserved for future issuance.
Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model with the following assumptions:

	Years ended December 31,
Stock options	2021	2020	2019
Weighted-average expected term (years)	6.00	6.00	6.00
Weighted-average volatility	68%	69%	67%
Risk-free interest rate	1.04%-1.16%	0.46%	1.82%-2.27%
Expected dividends	—%	—%	—%
Stock appreciation units
Weighted-average expected term (years)	0.71	1.15	1.52
Weighted-average volatility	66%	66%	64%
Risk-free interest rate	0.05%-0.12%	0.11%-1.60%	1.63%-2.63%
Expected dividends	—%	—%	—%
ESPP
Weighted-average expected term (years)	N/A	0.72	0.71
Weighted-average volatility	N/A	62%	71%
Risk-free interest rate	N/A	0.11%-0.15%	1.75%-2.44%
Expected dividends	N/A	—%	—%

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
Stock-Based Compensation Expense
The following table summarizes the stock-based compensation expense recognized for the years ended December 31, 2021, 2020 and 2019. Unamortized stock-based compensation costs capitalized as part of inventory were immaterial in each of the periods presented (in thousands):

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years ended December 31,
	2021	2020	2019
Cost of goods sold	$2,016	$2,305	$2,244
Research and development	2,965	3,367	3,138
Sales and marketing	1,548	2,403	2,411
General and administrative	4,464	4,262	4,663
	$10,993	$12,337	$12,456
Stock Option and Restricted Stock Unit Activity
The following table summarizes the Company’s stock option and restricted stock unit, or RSU, activity during the year ended December 31, 2021. The table does not include market-based or performance based RSU awards.

		Stock Options		Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	1,786,184	2,096,917	$6.25	3,621,681	$6.63
Authorized for issuance	900,000
Granted	(1,854,954)	60,944	10.15	1,629,010	9.89
Exercised/Converted	—	(835,716)	6.12	(1,476,859)	6.60
Cancelled/Forfeited	484,890	(42,923)	6.22	(386,517)	7.02
Balance at December 31, 2021	1,316,120	1,279,222	6.52	3,387,315	8.16

The following table summarizes information about stock options outstanding as of December 31, 2021    :

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	1,278,575	$6.51	3.56	$11,336,474
Exercisable	1,248,125	6.42	3.41	11,177,539

The weighted-average exercise price of stock options outstanding as of December 31, 2021 was $6.52. As of December 31, 2021, the weighted-average remaining contractual term of stock options outstanding was 3.56 years.
The fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $0.5 million, $0.9 million and $1.6 million, respectively. The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2021 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2021. The intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019, was $5.1 million, $2.1 million and $1.3 million, respectively.
The weighted-average fair value of options granted was $6.19, $5.22 and $2.68 per share for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, there was $0.2 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 0.4 years.
Included in the outstanding stock options at December 31, 2021 are 0.4 million shares of market-based stock options granted to key personnel. The fair value of its market-based option grants was $4.72 for 2015 and $1.65 for 2014 using a Monte Carlo simulation model with the assumptions discussed above. These options vested in September 2016 as a result of the satisfaction of the market condition requiring the average closing price of the Company’s common stock over a period of 20 consecutive trading days to be equal to or greater than $15.00 per share and the recipients remaining in continuous service with the Company through such period. The Company recorded approximately $4.8 million in related stock-based compensation expense for these options in 2016.
The following table summarizes information about RSUs outstanding as of December 31, 2021:

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Vested and expected to vest	2,916,139	$—	1.47	$44,821,060
The fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $12.6 million, $8.1 million and $8.9 million, respectively. The intrinsic value of RSUs vested and expected to vest as of December 31, 2021 is calculated based on the fair value of the Company’s common stock as of December 31, 2021. The intrinsic value of RSUs converted during the years ended December 31, 2021, 2020 and 2019, was $21.0 million, $11.3 million and $4.7 million, respectively.
The weighted-average fair value of RSUs granted was $9.89, $7.67 and $4.90 per share for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, the Company had $19.9 million of unrecognized stock-based compensation expense for RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 2.7 years.
The majority of the Company’s RSUs that were converted during the years ended December 31, 2021, 2020 and 2019 were net share settled. Upon each settlement date, RSUs were withheld to cover the minimum withholding tax and the remaining amounts were delivered to the recipient as shares of the Company’s common stock. In 2021, 2020 and 2019, the Company withheld 451,820, 206,065 and 155,267 shares, respectively, and remitted cash of $5.0 million, $1.8 million and $0.7 million, respectively, to the appropriate tax authorities.
Market-based Restricted Stock Unit Activity
In 2019, the Company granted 10,000 shares of market-based RSUs to certain employees. These RSUs will vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share and the recipients remain in continuous service with the Company through such service period. 40,500, 30,000 and 63,500 RSU's were canceled during 2021, 2021, and 2019, respectively. There were no RSUs vested in 2021, 2020 and 2019.
The weighted average grant-date fair value per share of market-based RSUs granted during 2019 was approximately $4.86. As of December 31, 2021, the Company had $0.1 million of unrecognized stock-based compensation expense for RSUs, net of estimated forfeitures, which will be recognized over the remaining weighted-average period of 0.43 years. The fair value of market-based RSUs was measured on the grant date using Monte Carlo simulation model with the following assumptions:

	Years ended December 31,
	2021	2020
Weighted-average volatility	66%	66%
Risk-free interest rate	2.79%	2.79%
Expected dividends	—%	—%
Market-based RSUs expire seven years from the date of grant. As of December 31, 2021, the weighted average remaining contractual term for market-based RSUs is 3.6 years.
Performance-based Restricted Stock Units
In April 2020, the Company granted 90,400 shares of performance-based RSUs to certain employees. These RSUs will vest upon certification by the Board of Directors or the Compensation Committee that the Company has achieved at least $425 million in revenue over four consecutive fiscal quarters and the recipients remain in continuous service with the Company through such service period. In 2021, no performance-based RSUs were vested and 14,950 shares were cancelled, and in 2020 no performance-based RSUs were vested or cancelled.
The weighted average grant-date fair value per share of performance-based RSUs granted during 2020 was $7.73 per share.

In July 2021, the Company granted 165,000 shares of performance-based RSUs to certain employees. These RSUs will vest upon certification by the Board of Directors or the Compensation Committee that the Company has achieved at least $100 million in revenue from Data Center Customers as measured over four consecutive quarters and the recipients remain in continuous service with the Company through such service period. None of these shares were vested or cancelled during 2021.

The weighted average grant-date fair value per share of performance-based RSUs granted during 2021 was $8.97 per share.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Appreciation Unit Activity
The following table summarizes the Company’s stock appreciation unit activity during the year ended December 31, 2021:

	Stock Appreciation Units	Weighted-Average Exercise Price
Stock appreciation units outstanding as of December 31, 2020	150,000	$5.11
Stock appreciation units exercised	(125,000)	5.11
Stock appreciation units canceled	—	—
Stock appreciation units outstanding as of December 31, 2021	25,000	5.11

The fair value of stock appreciation units vested was immaterial in 2021, 2020, and 2019. The intrinsic value of stock appreciation units is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2021. Cash paid for stock appreciation units exercised was $1.3 million in 2021 and $0.1 million in 2020, and 2019. The stock appreciation units may only be settled in cash.
As of December 31, 2021 and 2020, the liability for settlement of stock appreciation units was approximately $0.3 million and $0.7 million, respectively, and was included in accrued and other current liabilities on the consolidated balance sheet, based on the fair value of the stock appreciation units, that will be recognized through settlement.
Included in the outstanding stock appreciation units at December 31, 2021 were 25,000 shares of market-based stock appreciation units granted to key personnel which were granted during 2013. These market-based units vested in September 2016 upon the satisfaction of the market condition requiring the average closing price of the Company’s common stock over a period of 20 consecutive trading days to be equal to or greater than $15.00 per share and the recipients remaining in continuous service with the Company through such period. In 2021, the Company recorded approximately $0.4 million gain as compared to approximately $0.1 million gain in 2020, in related stock-based compensation for these stock appreciation units.
Employee Stock Purchase Plan
The Company issued 357,781 shares under the 2010 ESPP during the year ended December 31, 2021. As a condition of the Merger Agreement with Lumentum, effective November 16, 2021 the ESPP program was terminated by the Company and there is no unrecognized compensation expense for stock purchase rights as of December 31, 2021.

18. Income taxes
The provision for income taxes is based upon the income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
U.S. operations	$(44,152)	$(7,083)	$(21,579)
Non-U.S. operations	5,141	3,919	6,136
	$(39,011)	$(3,164)	$(15,443)

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current
Federal	$(21)	$(39)	$(71)
State	(5)	(12)	(3)
Foreign	(3,199)	(2,091)	(1,854)
	(3,225)	(2,142)	(1,928)
Deferred
Federal	—	—	—
Foreign	1,517	940	295
Total provision	$(1,708)	$(1,202)	$(1,633)
The tax provision differs from the amount obtained by applying the U.S. federal statutory tax rate as follows (in thousands, except percentages):

	Years Ended December 31,
	2021	2020	2019
Federal statutory rate	21%	21%	21%
Tax at federal statutory rate	$8,142	$673	$3,255
State taxes, net of federal benefit	(5)	(12)	(3)
Permanent differences	218	(125)	1,514
Stock-based compensation	(710)	(1,054)	(1,014)
Change in valuation allowance	(9,020)	(885)	(5,186)
Research and development	674	713	932
Foreign rate differences	(534)	(205)	(531)
Foreign tax credit	—	—	(405)
Change in prior year deferred balances	(472)	(302)	—
Other	(1)	(5)	(195)
Total provision for income taxes	$(1,708)	$(1,202)	$(1,633)

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax assets and liabilities comprise the following (in thousands):

	December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$63,519	$53,906
Federal and state credits	31,571	31,927
Reserves, accruals and other	12,449	13,339
Fixed assets and intangibles	3,582	3,297
Total deferred tax assets	111,121	102,469
Valuation allowance	(102,821)	(94,017)
Total deferred tax assets, net of valuation allowance	8,300	8,452
Less deferred tax liabilities:
Acquired intangibles	(279)	(288)
Property, plant and equipment	(2,138)	(3,217)
Right-of-use lease assets	(2,457)	(2,796)
Net deferred tax assets	$3,426	$2,151
Reported as:
Long term deferred tax assets, included within other long-term assets	$3,426	$2,652
Long term deferred income tax liabilities, included within noncurrent liabilities	—	(501)
Net deferred tax assets	$3,426	$2,151
The net valuation allowance increased by $8.8 million in 2021 and increased by $1.9 million in 2020. There was no material change to the valuation allowance in 2021.
The Company did not record a full valuation allowance against its net deferred tax assets in most foreign jurisdictions as it believes these deferred tax assets were realizable on a more likely than not basis as of December 31, 2021. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulative net losses to date, the Company continues to maintain a full valuation allowance against its net U.S. deferred tax assets.
The Company adopted ASU 2019-12 in the first quarter of 2021 that simplifies the accounting for income taxes. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
As of December 31, 2021, the Company had federal and state net operating loss, or NOL, carryforwards of approximately $334.2 million and $54.4 million, respectively. Federal NOL carryforwards start to expire in 2025, and state net operating loss carryforwards starts to expire in 2028. As of December 31, 2021, the Company had federal and state research and development tax credits of approximately $12.2 million and $21.5 million, respectively. The federal credits begin to expire in 2025 and the state credits will be carried forward indefinitely. The Company had $10.5 million of foreign tax credit carryforwards which will start to expire in 2023 if not utilized. Utilization of NOL carryforwards and tax credit carryover may be subject to substantial annual limitation due to federal and state ownership limitations. The annual limitation may result in the expiration of NOL and tax credit carryforwards before utilization.
The Company maintains its position for undistributed foreign earnings to be indefinite and does not provide for outside basis differences under the indefinite reinvestment assertion of ASC 740-30. Accordingly, the Company does not anticipate the need to provide for additional taxes for basis differences or withholding taxes on remitted foreign earnings in the immediate future.
At December 31, 2021, the Company’s gross unrecognized tax benefits were approximately $21.1 million, of which none would impact the effective tax rate if recognized. The unrecognized tax benefits could be subject to valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company does not believe that the amount of unrecognized tax benefits will change significantly in the next twelve months. There were no interest or penalties related to unrecognized tax benefits. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense.

NEOPHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2018	$26,196
Net changes in tax positions in the period	(5,544)
Balance at December 31, 2019	20,652
Net changes in tax positions in the period	(106)
Balance at December 31, 2020	20,546
Net changes in tax positions in current year	557
Balance at December 31, 2021	$21,103

The Company’s material tax jurisdictions are the United States federal, California, Japan and China. As a result of NOL carryforwards, substantially all of the Company’s tax years remain open to U.S. federal and state tax examination. Tax years for 2016 and forward remain open for Chinese tax examination.

19. Segment and geographic information
The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company’s operations as a whole and reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources. In 2021, 2020 and 2019, the Company operated in one reportable segment.
Through 2021, the Company has aligned its products to High Speed Products and Network Products and Solutions (see Note 3).
The following tables set forth the Company’s asset information by geographic region (in thousands):

	As of December 31,
	2021	2020
Property, plant and equipment, net:
China	$15,887	$19,144
United States	17,697	21,734
Japan	14,076	21,409
Rest of world	6,530	4,478
Total	$54,190	$66,765

20. Selected Quarterly Financial Data (unaudited)
The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2021 and 2020:

Year ended December 31, 2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share value)
Revenues	$60,926	$65,010	$83,742	$80,612
Gross profit	13,339	9,875	23,774	20,600
Net loss	(10,692)	(17,433)	(1,860)	(10,735)
Basic net loss per share	$(0.21)	$(0.34)	$(0.04)	$(0.20)
Diluted net loss per share	$(0.21)	$(0.34)	$(0.04)	$(0.20)
Weighted averages shares used to compute basic loss per share	50,717	51,634	52,427	52,895
Weighted averages shares used to compute diluted net loss per share	50,717	51,634	52,427	52,895

Year ended December 31, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share value)
Revenues	$97,401	$103,171	$102,398	$68,193
Gross profit	29,726	33,502	24,404	15,450
Net income (loss)	6,307	5,725	(4,903)	(11,495)
Basic net income (loss) per share	$0.13	$0.12	$(0.10)	$(0.23)
Diluted net income (loss) per share	$0.12	$0.11	$(0.10)	$(0.23)
Weighted averages shares used to compute basic net income (loss) per share	48,615	49,077	49,936	50,256
Weighted averages shares used to compute diluted net income (loss) per share	50,617	51,661	49,936	50,256

21. Subsequent Events
On January 14, 2022, NeoPhotonics entered into a credit agreement with Lumentum, according to the terms defined in the definitive merger agreement between Lumentum and the Company. Under the credit agreement, Lumentum provides a subordinated, unsecured delayed draw term loan facility in an aggregate principal amount up to $50.0 million. The loans may be drawn in minimum amounts of $10.0 million and bear interest at Wall Street Journal "prime rate", payable monthly in arrears on the first day of each month. There have not been any draw downs on the loans. The maturity date of the loans is January 14, 2024, unless earlier repaid or accelerated. The Company is subject to a number of affirmative and restrictive covenants pursuant to the credit agreement, including minimum liquidity, compliance with applicable laws and regulations, payment of taxes, maintenance of insurance, business combinations, occurrence of additional indebtedness, prepayments of other indebtedness and transactions with affiliates, among other covenants.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation as of the end of the period covered in this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 at a reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the results of our assessment, using the criteria in Internal Control – Integrated Framework (2013), our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which appears below.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Shareholders and Board of Directors
NeoPhotonics Corporation
San Jose, California

Opinion on Internal Control over Financial Reporting

We have audited NeoPhotonics Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes, and our report dated February 24, 2022, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

San Jose, California

February 24, 2022

ITEM 9B.    OTHER INFORMATION
Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Part III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1—Election of Directors” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC on or before April 30, 2022.
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
We intend to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at http://www.neophotonics.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2021.
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

3. Exhibits

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated November 3, 2021, by and among Lumentum Holdings Inc., Neptune Merger Sub, Inc. and NeoPhotonics Corporation.	Form 8-K	001-35061	2.1	November 8, 2021
2.2*	Asset Purchase Agreement dated December 14, 2016, by and among NeoPhotonics Dongguan Co., Ltd., NeoPhotonics (China) Co., Ltd. and APAT Optoelectronics Components Co., Ltd.	Form 8-K	001-35061	2.1	January 23, 2017
2.3*	Supplementary Agreement to Asset Purchase Agreement, dated January 12, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.	Form 8-K	001-35061	2.2	January 23, 2017
2.4*	Second Supplementary Agreement to Asset Purchase Agreement, dated January 14, 2017, between APAT Optoelectronics Components Co., Ltd., NeoPhotonics Dongguan Co., Ltd. and NeoPhotonics (China) Co., Ltd.	Form 8-K	001-35061	2.3	January 23, 2017
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011
3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1/A	333-166096	3.5	November 22, 2010
4.1	Specimen Common Stock Certificate of NeoPhotonics Corporation.	Form S-1/A	333-166096	4.1	May 17, 2010
4.2	Description of Securities	Form 10-K/A	001-35061	4.2	March 3, 2020
10.1	Form of Indemnification Agreement entered into by and between NeoPhotonics Corporation and each of its directors and officers.	Form S-1	333-166096	10.1	April 15, 2010
10.2+	Amended and Restated Non-Employee Director Compensation Policy of NeoPhotonics Corporation.	Form 8-K	001-35061	8.01	October 1, 2021
10.3+	Amended and Restated 2010 Employee Stock Purchase Plan	Form DEF 14A	001-35061		April 22, 2019
10.4+	2010 Equity Incentive Plan, as amended and forms of agreement thereunder.	Form S-8	333-189577	99.1	June 25, 2013
10.5+	2020 Equity Incentive Plan and forms of agreement thereunder	Form S-8	333-238938	99.1	June 10, 2021
10.6+	2011 Inducement Award Plan and related documents.	Form S-8	333-177306	99.1	October 13, 2011
10.7+	2021 Target Bonus Program	Form 8-K	001-35061	10.3	October 1, 2021
10.8	Lease Agreement, dated September 9, 2016, by and between NeoPhotonics Corporation and SP Zanker Property LLC.	Form 10-Q	001-35061	10.7	November 8, 2016
10.9	Lease Agreement, dated June 13, 2017, by and between NeoPhotonics Corporation and The Realty Associates Fund X, L.P.	Form 8-K	001-35061	10.1	June 19, 2017
10.10*	Property Lease Contract dated July 27, 2021, by and between NeoPhotonics Dongguan Co., Ltd. and Dongguan Conrad Hi-Tech Park, Ltd.	Form 10-Q	001-35061	10.4	August 3, 2021
10.11+	Employment Letter by and between NeoPhotonics Corporation and Timothy S. Jenks, dated March 30, 2010.	Form S-1	333-166096	10.17	April 15, 2010
10.12+	Retention Agreement by and between the Company and Timothy S. Jenks, dated August 5, 2016.	Form 10-Q	001-35061	10.2	August 9, 2016
10.13+	Offer Letter by and between NeoPhotonics Corporation and Dr. Wupen Yuen, dated January 2, 2005.	Form S-1	333-166096	10.19	April 15, 2010
10.14+	Retention Agreement by and between the Company and Dr. Wupen Yuen, dated August 5, 2016.	Form 10-Q	001-35061	10.6	August 9, 2016

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.15*+	Offer Letter by and between NeoPhotonics (China) Co., Ltd. and Dr. Chi Yue (“Raymond”) Cheung, dated August 14, 2007.	Form S-1	333-166096	10.20	April 15, 2010
10.16+	Retention Agreement by and between the Company and Dr. Chi Yue (“Raymond”) Cheung, dated August 5, 2016.	Form 10-Q	001-35061	10.3	August 9, 2016
10.17+	Offer Letter dated July 13, 2017 by and between NeoPhotonics Corporation and Elizabeth Eby.	Form 10-Q	001-35061	10.1	November 8, 2017
10.18+	Retention Agreement dated August 14, 2017 by and between NeoPhotonics Corporation and Elizabeth Eby.	Form 10-Q	001-35061	10.2	November 8, 2017
10.19+	Amendment to Retention Agreement by and between NeoPhotonics Corporation and Elizabeth Eby dated November 6, 2017.	Form 10-K	001-35061	10.74	March 9, 2018
10.20+	Offer Letter dated June 25, 2021 by and between NeoPhotonics Corporation and Bradford Wright.	Form 10-Q	001-35061	10.20	February 24, 2022	X
10.21+	Retention Agreement dated July 27, 2021 by and between NeoPhotonics Corporation and Bradford Wright	Form 10-Q	001-35061	10.21	February 24, 2022	X
10.22**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated February 25, 2015 (Contract B).	Form 10-K	001-35061	10.43	March 16, 2015
10.23**	Term Loan Agreement, dated March 29, 2017, by and between NeoPhotonics Semiconductor GK and The Bank of Tokyo-Mitsubishi.	Form 10-Q	001-35061	10.2	May 9, 2017
10.24**	Loan Agreement by and between NeoPhotonics Semiconductor GK and The Bank of Toyko-Mitsubishi UFJ, Ltd. and The Yamanashi Chou Bank, Ltd. dated January 29, 2018	Form 10-K	001-35061	10.73	March 9, 2018
10.25*	Credit Line Agreement dated June 17, 2021, by and between NeoPhotonics (China) Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch (Translation to English of Chinese original agreement)	Form 8-K	001-35061	10.1	June 22, 2021
10.26*	Credit Line Agreement, dated June 17, 2021, by and between NeoPhotonics Dongguan Co., Ltd. and Shanghai Pudong Development Bank Shenzhen Branch (Translation to English of Chinese original agreement)	Form 8-K	001-35061	10.2	June 22, 2021
10.27	Amended and Restated Credit Agreement, dated as of June 29, 2021, among NeoPhotonics Corporation, the lenders that are parties thereto and Wells Fargo Bank, National Association, as administrative agent	Form 8-K	001-35061	10.1	July 2, 2021
10.28	Credit Agreement, dated January 14, 2022, by and among Lumentum Holdings Inc., and NeoPhotonics Corporation.	Form 8-K	001-35061	10.1	January 20, 2022
10.29	Subordination Agreement, dated January 14, 2022, by and among Lumentum Holdings Inc., and NeoPhotonics Corporation.	Form 8-K	001-35061	10.2	January 20, 2022

Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
21.1	List of subsidiaries of NeoPhotonics Corporation.					X
23.1	Consent of BDO USA LLP, independent registered public accounting firm.					X
23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
Exhibit no.	Description of exhibit	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

February 24, 2022
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on February 24, 2022 on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY S. JENKS	President, Chief Executive Officer and	February 24, 2022
Timothy S. Jenks	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ ELIZABETH EBY	Senior Vice President, Finance and Chief	February 24, 2022
Elizabeth Eby	Financial Officer (Principal Financial and
Accounting Officer)

/s/ CHARLES J. ABBE	Director	February 24, 2022
Charles J. Abbe

/s/ BANDEL L. CARANO	Director	February 24, 2022
Bandel L. Carano

/s/ KIMBERLY Y. CHAINEY	Director	February 24, 2022
Kimberly Y. Chainey

/s/ YANBING LI	Director	February 24, 2022
Yanbing Li

/s/ RAJIV RAMASWAMI	Director	February 24, 2022
Rajiv Ramaswami

/s/ SHERI L. SAVAGE	Director	February 24, 2022
Sheri L. Savage

/s/ MICHAEL J. SOPHIE	Director	February 24, 2022
Michael J. Sophie

/s/ IHAB S. TARAZI	Director	February 24, 2022
Ihab S. Tarazi