Form 10-Q
period 2022-03-31
NEOPHOTONICS CORP
filed 2022-04-28
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
    As of April 22, 2022, there were approximately 53,473,745 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except par value data)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$79,044	$77,833
Short-term investments	27,677	27,675
Restricted cash	87	87
Accounts receivable, net	63,838	55,324
Inventories	59,737	52,896
Prepaid expenses and other current assets	20,022	16,246
Total current assets	250,405	230,061
Property, plant and equipment, net	53,058	54,190
Operating lease right-of-use assets	12,694	13,201
Purchased intangible assets, net	839	844
Goodwill	1,115	1,115
Other long-term assets	6,123	6,156
Total assets	$324,234	$305,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,499	$58,125
Short-term borrowing, net	—	14,914
Current portion of long-term debt	2,722	2,928
Accrued and other current liabilities	33,348	30,008
Total current liabilities	97,569	105,975
Long-term debt, net of current portion	24,880	25,753
Related party long-term debt	29,977	—
Operating lease liabilities, noncurrent	12,814	13,441
Other noncurrent liabilities	7,483	7,437
Total liabilities	172,723	152,606
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized; at March 31, 2022, 53,210 shares issued and outstanding; at December 31, 2021, 53,113 shares issued and outstanding	133	133
Additional paid-in capital	612,946	610,085
Accumulated other comprehensive income	1,368	2,376
Accumulated deficit	(462,936)	(459,633)
Total stockholders’ equity	151,511	152,961
Total liabilities and stockholders’ equity	$324,234	$305,567
See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

(In thousands, except per share data)	2022	2021
Revenue	$89,268	$60,926
Cost of goods sold	61,979	47,587
Gross profit	27,289	13,339
Operating expenses:
Research and development	15,098	13,098
Sales and marketing	3,686	3,865
General and administrative	9,794	7,294
Acquisition and asset sale related costs	905	163
Asset impairment charges	413	—
Facility shut down related costs	300	—
Litigation settlements	49	—
Gain on asset sale	(114)	—
Total operating expenses	30,131	24,420
Loss from operations	(2,842)	(11,081)
Interest income	71	105
Interest expense	(355)	(227)
Other income, net	395	1,143
Total interest and other income, net	111	1,021
Loss before income taxes	(2,731)	(10,060)
Income tax provision	(572)	(632)
Net loss	$(3,303)	$(10,692)

Basic net loss per share	$(0.06)	$(0.21)
Diluted net loss per share	$(0.06)	$(0.21)
Weighted average shares used to compute basic net loss per share	53,146	50,717
Weighted average shares used to compute diluted net loss per share	53,146	50,717

See accompanying Notes to Condensed Consolidated Financial Statements.

 NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,

(in thousands)	2022	2021
Net loss	$(3,303)	$(10,692)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(1,008)	(2,343)
Total other comprehensive loss	(1,008)	(2,343)
Comprehensive loss	$(4,311)	$(13,035)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended March 31, 2022	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2021	53,113	$133	$610,085	$2,376	$(459,633)	$152,961
Comprehensive loss	—	—	—	(1,008)	(3,303)	(4,311)
Issuance of common stock upon exercise of stock options	74	—	366	—	—	366
Issuance of common stock for vested restricted stock units	26	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(3)	—	(47)	—	—	(47)
Stock-based compensation costs	—	—	2,542	—	—	2,542
Balances at March 31, 2022	53,210	$133	$612,946	$1,368	$(462,936)	$151,511

Three Months Ended March 31, 2021	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2020	50,457	$126	$597,460	$1,735	$(418,914)	$180,407
Comprehensive loss	—	—	—	(2,343)	(10,692)	(13,035)
Issuance of common stock upon exercise of stock options	199	—	1,109	—	—	1,109
Issuance of common stock for vested restricted stock units	503	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(150)	—	(1,835)	—	—	(1,835)
Stock-based compensation costs	—	—	3,012	—	—	3,012
Balances at March 31, 2021	51,009	$128	$599,744	$(608)	$(429,606)	$169,658

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

(In thousands)	2022	2021
Cash flows from operating activities
Net loss	$(3,303)	$(10,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,062	6,381
Stock-based compensation expense	2,615	3,277
Deferred taxes	356	344
Others	169	108
Gain on sale of assets and other write-offs	(116)	(17)
Write-down of inventories	2,659	2,267
Amortization of operating lease right-of-use assets	512	508
Foreign currency remeasurement	(416)	(968)
Change in operating assets and liabilities:
Accounts receivable	(8,515)	5,255
Inventories	(10,046)	(2,260)
Prepaid expenses and other assets	(4,407)	3,441
Accounts payable	2,771	(5,526)
Accrued and other liabilities	2,220	(11,062)
Net cash used in operating activities	(11,439)	(8,944)
Cash flows from investing activities
Purchase of property, plant and equipment	(2,043)	(1,908)
Proceeds from sale of property, plant and equipment and other assets	197	358
Purchase of marketable securities	(17,002)	(13,503)
Proceeds from sale of marketable securities	17,000	13,501
Net cash used in investing activities	(1,848)	(1,552)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	351	1,548
Tax withholding on restricted stock units	(48)	(1,835)
Proceeds from related party term loan, net of debt issuance costs	29,941	—
Repayment of bank loans	(15,635)	(794)
Repayment of finance lease liabilities	(25)	(24)
Net cash provided by (used in) financing activities	14,584	(1,105)
Effect of exchange rates on cash, cash equivalents and restricted cash	(86)	(449)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,211	(12,050)
Cash, cash equivalents and restricted cash at the beginning of the period	77,920	95,606
Cash, cash equivalents and restricted cash at the end of the period	$79,131	$83,556
Supplemental disclosure of non-cash investing and financing activities:
Unpaid property, plant and equipment in accounts payable	$2,564	$862

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. The Company, basis of presentation and significant accounting policies
Basis of Presentation and Consolidation
The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. These condensed consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.
Proposed Merger with Lumentum Holdings Inc.
On November 3, 2021, we entered into an Agreement and Plan of Merger with Lumentum Holdings Inc., a Delaware corporation (“Lumentum”) and Neptune Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Lumentum (“Merger Sub”), (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, we will be acquired by Lumentum through a merger of Merger Sub with and into us (the “Merger”), with NeoPhotonics Corporation surviving the Merger as a wholly owned subsidiary of Lumentum.
Consummation of the Merger is subject to customary closing conditions, including (1) the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), and (2) approval by the holders of a majority of the outstanding shares of our common stock. The waiting period under the HSR Act expired as of January 21, 2022 and the required approval from our stockholders was obtained on February 1, 2022. The remaining requirements for closure of the Merger are (3) customary closing conditions set forth in the Merger Agreement and (4) approval from the State Administration for Market Regulation of the People’s Republic of China ("SAMR"). The Merger is expected to close in the second half of calendar year 2022, as previously announced.
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
Concentration
In the three months ended March 31, 2022, two customers were each greater than 10% of the Company’s total revenue, representing 59% of total revenue, and the Company's top five customers represented approximately 79% of the Company’s total revenue. In the three months ended March 31, 2021, four customers each were greater than 10% of revenue, representing 74% of total revenue, and our top five customers during this period represented 80% of total revenue.
As of March 31, 2022, three customers accounted for a total of 65% of the Company’s total accounts receivable. As of December 31, 2021, three customers accounted for a total of 35% of the Company’s total accounts receivable.

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

Due to the additional restrictions imposed by the U.S. Bureau of Industry and Security ("BIS"), an agency of the U.S. Department of Commerce, which became effective in September 2020, and the expected loss of business from Huawei, the Company performed a recoverability test in the fourth quarter of 2021 and determined there was no impairment of long-lived assets.
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
Note 2. Revenue
Product revenue
The Company develops, manufactures and sells lasers and other high-speed optoelectronic products that transmit, receive, modify and switch high-speed digital optical signals for communications networks. Revenue is derived primarily from the sale of optoelectronic laser, component and module hardware products. The Company sells its products worldwide, primarily to leading network equipment manufacturers.

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

Nature of products
Revenue from the sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Three Months Ended March 31,
	2022	2021
High Speed Products	$83,582	$57,273
Network Products and Solutions	5,686	3,653
Total revenue	$89,268	$60,926

The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Three Months Ended March 31,
	2022	2021
China	$20,028	$15,244
Americas	13,695	5,191
Rest of world	55,545	40,491
Total revenue	$89,268	$60,926
Deferred revenue
The Company records deferred revenue when cash payments are received or due in advance of the Company's performance. The deferred revenue balances were immaterial as of March 31, 2022 and December 31, 2021.
Contract assets
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such right is conditional on something other than the passage of time. Contract assets exclude any amounts presented as an accounts receivable. There were no contract assets balances as of March 31, 2022 and December 31, 2021.
Refund liabilities
The Company recognizes a refund liability if the Company receives consideration from a customer and expects to refund some or all of that consideration to the customer. The refund liabilities as of March 31, 2022 and December 31, 2021 were immaterial.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Net loss per share
The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(3,303)	$(10,692)
Denominator:
Weighted average shares used to compute per share amount:
Basic	53,146	50,717
Diluted	53,146	50,717

Basic net loss per share	$(0.06)	$(0.21)
Diluted net loss per share	$(0.06)	$(0.21)

The Company has excluded the impact of the following outstanding employee stock options and restricted stock units as well as the shares that were expected to be issued under its employee stock purchase plan from the computation of diluted net loss per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Employee stock options	1,205	1,897
Restricted stock units	3,340	3,365
Market-based restricted stock units	134	305
Performance-based restricted stock units	240	90
Employee stock purchase plan	—	344
	4,919	6,001

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Cash, cash equivalents, short-term investments and restricted cash
The following table summarizes the Company’s cash, cash equivalents and restricted cash (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$79,044	$77,833
Restricted cash	87	87
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$79,131	$77,920
As a result of sanctions imposed by the U.S. Treasury on the country of Russia's financial institutions in February 2022, the total cash balance held in our Russian subsidiary NeoPhotonics Technics LLC, of $0.3 million, was written off to Asset impairment charges during the three months ended March 31, 2022.
The following table summarizes the Company’s unrealized gains and losses related to its short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of March 31, 2022				As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$27,677	$—	$—	$27,677	$27,675	$—	$—	$27,675
Reported as:
Short-term investments				$27,677				$27,675

As of March 31, 2022 and December 31, 2021, maturities of marketable securities were less than one year. There were no realized gains and losses on the sale of marketable securities during the three months ended March 31, 2022 and 2021. The Company did not recognize any impairment losses on its marketable securities during the three months ended March 31, 2022 or 2021. As of March 31, 2022, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.
Note 5. Fair value disclosures
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2022				As of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments:
Money market funds	$27,677	$—	$—	$27,677	$27,675	$—	$—	$27,675
Other long-term assets:
Mutual funds held in Rabbi Trust	$807	$—	$—	$807	$894	$—	$—	$894

 The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at March 31, 2022. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
There were no liabilities that are measured at fair value on a recurring basis as of March 31, 2022.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As of March 31, 2022 and December 31, 2021 the Company had no assets or liabilities required to be measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The carrying values of accounts receivable, accounts payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.
Note 6. Balance sheet components
Accounts receivable, net
Accounts receivable, net, consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable	$63,838	$55,324
Allowance for doubtful accounts	—	—
	$63,838	$55,324

Inventories
Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$37,453	$32,809
Work in process	17,675	14,851
Finished goods(1)	4,609	5,236
	$59,737	$52,896
________________________________________________________

(1)Finished goods inventory at customer vendor managed inventory locations was $1.8 million and $1.8 million as of March 31, 2022 and December 31, 2021, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid taxes and taxes receivable	$7,330	$5,825
Receivables due from suppliers	8,556	6,728
Deposits and other prepaid expenses	3,167	2,682
Other receivable	969	1,011
	$20,022	$16,246
Purchased intangible assets, net
Purchased intangible assets, net, consist of the following (in thousands):

	March 31, 2022			December 31, 2021
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$37,850	$(37,850)	$—	$37,814	$(37,814)	$—
Customer relationships	15,502	(15,502)	—	15,535	(15,535)	—
Leasehold interest	1,342	(503)	839	1,339	(495)	844
	$54,694	$(53,855)	$839	$54,688	$(53,844)	$844
For the three months ended March 31, 2022 and 2021, amortization expense relating to technology and patents is included within cost of goods sold and totaled $0.0 million and $0.2 million in each period, respectively.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The estimated future amortization expense of purchased intangible assets as of March 31, 2022, was as follows (in thousands):

2022 (remaining nine months)	$23
2023	30
2024	30
2025	30
2026	30
Thereafter	696
$839
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Employee-related	$16,413	$14,956
Transition services agreement payable (refer to Note 11)	—	823
Operating lease liabilities, current	2,443	2,356
Income and other taxes payable	2,814	2,703
Accrued warranty	966	977
Other accrued expenses	10,712	8,193
	$33,348	$30,008
Warranty accrual
The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$977	$1,111
Warranty accruals	64	61
Settlements	(75)	(76)
Ending balance	$966	$1,096

Other noncurrent liabilities
Other noncurrent liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Pension and other employee-related	$3,049	$3,266
Asset retirement obligations	3,524	3,508
Government grant	695	369
Other	215	294
	$7,483	$7,437

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Restructuring Charges
A summary of the current period activity in accrued restructuring costs is as follows (in thousands):

	Employee Severance	Other	Total
Restructuring obligations December 31, 2021	$302	$—	$302
Recoveries	(18)	—	(18)
Cash payments	(284)	—	(284)
Restructuring obligations March 31, 2022	$—	$—	$—
For the three months ended March 31, 2022, the restructuring recoveries were included within cost of goods sold.
In a second phase of restructuring actions taken in 2020, related to reducing operating expenses and manufacturing costs while maintaining the Company's focus on its core capabilities, in December 2021 the Company exercised its early exit right to terminate the facility lease in Fremont, California. The remaining lease commitment will end in April 2022.

Note 8. Debt
The table below summarizes the carrying amounts and weighted average interest rates of the Company’s debt (in thousands, except percentages):

	March 31, 2022		December 31, 2021
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Short-term borrowing:
Note payable to Shanghai Pudong Development Bank	$—	—%	$15,000	0.60%
Unaccreted discount and issuance costs	—		(86)
Short-term borrowing, net	$—		$14,914

Long-term debt, current and noncurrent:
Related party term loan with Lumentum Holdings Inc.	$30,000	3.50%	$—	—%
Borrowing under Wells Fargo Credit Facility	20,436	2.57%	20,338	1.94%
Mitsubishi Bank loans	4,283	1.06%-1.46%	5,000	1.06%-1.46%
Mitsubishi Bank and Yamanashi Chuo Bank loan	2,990	1.07%	3,429	1.06%
Finance lease liability	69		94
Total long-term debt	57,778		28,861
Unaccreted discount and issuance costs	(199)		(180)
Total long-term debt, net of unaccreted discount and issuance costs	$57,579		$28,681
Reported as:
Current portion of long-term debt	$2,722		$2,928
Long-term debt, net of current portion	24,880		25,753
Related party long-term debt	29,977		—
Total long-term debt, net of unaccreted discount and issuance costs	$57,579		$28,681
Notes payable and short-term borrowing
In June 2021, NeoPhotonics (China) Co., Ltd., ("NeoPhotonics China"), a subsidiary of the Company, entered into a credit line agreement with Shanghai Pudong Development Bank Shenzhen Branch (“SPDB”) providing for a line of credit to NeoPhotonics China in an amount of RMB 120,000,000 (approximately $18.9 million) for short-term loans at varying interest rates. The line of credit facility expired on February 23, 2022.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
In June 2021, NeoPhotonics Dongguan Co., Ltd (“NeoPhotonics Dongguan”), also a subsidiary of the Company, entered into a credit line agreement with SPDB providing for a line of credit to NeoPhotonics Dongguan in an amount of RMB 30,000,000 (approximately $4.7 million) for short-term loans at varying interest rates. As of March 31, 2022, there was not an amount outstanding under this credit facility. The line of credit facility expired on February 23, 2022.
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
As of March 31, 2022 and December 31, 2021, there was $0 and $15 million outstanding under the NeoPhotonics China credit facility, respectively. The note payable bore interest at 3.0% (2.4% of which was charged to NeoPhotonics China as a loan fee and paid in the fourth quarter of 2021) and was repaid in March 2022.
There was no amount outstanding under the NeoPhotonics Dongguan line of credit as of March 31, 2022 and December 31, 2021.
As of March 31, 2022 and December 31, 2021, there were no bank acceptance drafts issued in connection under the NeoPhotonics China and the NeoPhotonics Dongguan credit facility.
There were no compensating balances relating to these credit facilities as of March 31, 2022 and December 31, 2021, respectively. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.
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
The A&R Credit Facility provides for borrowings equal to the lower of (a) a maximum revolver amount of $50.0 million, or (b) an amount up to 80% - 90% of eligible accounts receivable plus 100% of qualified cash balances up to $15.0 million, less certain discretionary adjustments ("Borrowing Base"). The maximum revolver amount may be increased by up to $25.0 million, subject to certain conditions.
The A&R Credit Facility matures on June 30, 2026 and borrowings bear interest, at the Company's option, at an interest rate of either (a) the LIBOR rate, plus an applicable margin ranging from 1.50% to 1.75% per annum, based upon the average excess availability (as defined in the Credit Facility), or (b) the prime lending rate, plus an applicable margin ranging from 0.50% to 0.75% per annum, based upon the average excess availability. The Company is also required to pay a commitment fee equal to 0.25% of the unused portion of the Credit Facility, monthly, in arrears.

The A&R Credit Facility requires a mandatory prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Company was required to maintain a combination of certain defined cash balances and unused borrowing capacity under the A&R Credit Facility of at least $20.0 million, of which at least $5.0 million shall include unused borrowing capacity. As a result of the delayed draw term loan with Lumentum, the defined cash balances and unused borrowing capacity under the A&R Credit Facility has changed to $30.0 million, of which at least $6.25 million shall include unused borrowing capacity. The Agreement also restricts the Company's ability to dispose of assets, to permit change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments and make certain restricted payments. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets.
The Company was in compliance with the covenants of the A&R Credit Facility as of March 31, 2022 and December 31, 2021. As of March 31, 2022, the outstanding balance under the A&R Credit Facility was $20.4 million and the weighted average rate under the LIBOR option was 2.57%. The remaining borrowing capacity as of March 31, 2022 was $19.0 million.
During the three months ended March 31, 2022, $0.1 million of accrued interest was included as a component of the principal amount of the Wells Fargo Credit Facility.
On November 3, 2021, the Company entered into the Merger Agreement, with Lumentum Holdings Inc. (“Lumentum”) and Neptune Merger Sub, Inc., a wholly owned subsidiary of Lumentum. In connection with the Merger with Lumentum "Related Party", a subordinated unsecured delayed draw term loan facility was agreed to on January 14, 2022. Lumentum will provide up to $50 million in interim debt financing to the Company, which would provide financing that may be necessary to operate the Company's business during the pendency of the Merger on terms that are, taken as a whole, likely better than those that could otherwise be obtained from an unrelated third party. As of March 31, 2022, the Company had drawn $30 million from the facility. The loan has a two-year term and bears interest at the prime rate.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Lumentum credit facility is subordinated to the Existing Wells Fargo Facility in right of payment and otherwise pursuant to a subordination agreement entered into between Wells, the Company and Lumentum. The Lumentum credit facility shall be available to the Company commencing on the closing date of the Lumentum credit facility ("Credit Facility Closing Date") or such later date as agreed to by Lumentum and the Company until the earlier of (a) the date the Merger Agreement is terminated for any reason without the closing of the Merger or (b) the Closing Date.

The Lumentum credit Facility has a financial covenant whereby the Company agrees that, until the termination of all of the commitments and the payment in full of the obligations, the Company will not permit liquidity to be less than (i) $20.0 million at all times prior to the Initial Advance, or (ii) $30.0 million at all times after the Initial Advance a change from the $20.0 million stated in the A&R Credit Facility. The minimum unused borrowing capacity was increased from $5.0 million as stated in the A&R Credit Facility to $6.25 million. The Company was in compliance with all covenants as of March 31, 2022. The Company is subject to a number of affirmative and restrictive covenants pursuant to the credit agreement, including minimum liquidity, compliance with applicable laws and regulations, payment of taxes, maintenance of insurance, business combinations, occurrence of additional indebtedness, prepayments of other indebtedness and transactions with affiliates, among other covenants.

As part of the Credit Facility, there are certain clauses where if triggered, the loan would become payable immediately. The Loan Agreement states that the loan, together with all accrued and unpaid interest thereon, shall become due and payable upon the trigger of the following contingencies: (a) if the Merger Agreement is terminated by either Lumentum or the Company, the Parent Termination Fee as defined in the Merger Agreement ($55.1 million) is payable on the date of the termination of the Merger Agreement (the "Merger Termination Date"), (b) if the Merger Agreement is terminated by Lumentum and a new buyer assumes all the rights and obligations of Lumentum, the date that is two years after the Credit Facility Closing Date, (c) if the Merger Agreement is terminated by the Company and the new buyer does not assume all the rights and obligations of Lumentum, the Merger Termination Date, (d) if the Merger Agreement is terminated and no Parent Termination Fee is payable, the date that is two years after the Credit Facility Closing Date.

Mitsubishi Bank loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with MUFG Bank, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500.0 million JPY ($4.4 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY (approximately $8.2 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The 2015 Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by the Company’s Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate ("TIBOR") plus 1.40%. The Term Loan A required interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8.3 million JPY (approximately $0.1 million) until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY (approximately $0.1 million) on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40.5 million JPY (approximately $0.4 million). The Term Loan A of 500.0 million JPY (approximately $4.4 million) was repaid to the Mitsubishi Bank in January 2018.
The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with the related covenants as of March 31, 2022 and December 31, 2021. Outstanding principal balance for the Mitsubishi Term Loans was 291.7 million JPY (approximately $2.4 million) as of March 31, 2022.
In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690.0 million JPY (approximately $5.7 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment owned by the Company's subsidiary in Japan. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with these covenants as of March 31, 2022 and December 31, 2021. The loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $5.7 million) under this loan was fully drawn in March 2017. Outstanding principal balance for the 2017 Mitsubishi Bank Loan was approximately 230.0 million JPY (approximately $1.9 million) as of March 31, 2022.
Mitsubishi Bank and Yamanashi Chuo Bank loan
In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chuo Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $7.0 million) (the “Term Loan C”). The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C requires no additional security. The Term Loan C

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
was available from January 29, 2018 to January 29, 2025. The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of March 31, 2022 and December 31, 2021. Outstanding principal balance for the Mitsubishi Bank and Yamanashi Chuo Bank Loan was approximately 364.3 million JPY (approximately $3.0 million) as of March 31, 2022.
As of March 31, 2022, maturities of long-term borrowings are as follows (in thousands):

2022 (remaining nine months)	$2,140
2023	2,762
2024	32,054
2025	386
2026	20,436
$57,778

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Leases
The Company has operating leases for offices, research and development facilities and manufacturing facilities. Leases have remaining terms of two years to six years, some of which include options to extend the leases and some of which may include options to terminate the leases within one year. As of March 31, 2022 and December 31, 2021, an asset recorded in property, plant and equipment under a finance lease was immaterial.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$759	$774
Variable and short-term lease cost	677	629
Total lease cost	$1,436	$1,403
Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$827	$878
Weighted average remaining lease term
Operating leases	5.2 years	6.2 years
Weighted average discount rate
Operating leases	6.3%	6.5%
Future minimum lease payments under non-cancelable leases as of March 31, 2022 were as follows (in thousands):

Operating Leases
2022 (remaining nine months)	$2,492
2023	3,378
2024	3,352
2025	3,429
2026	3,282
Thereafter	2,128
Total future minimum lease payments	18,061
Less imputed interest	(2,804)
Total	$15,257
As of March 31, 2022 and December 31, 2021, the future minimum lease payments are captured in the Company's Consolidated Balance Sheets as follows:

Operating leases:	March 31, 2022	December 31, 2021
Accrued and other current liabilities	$2,443	$2,356
Operating lease liabilities, noncurrent	12,814	13,441
Total	$15,257	$15,797
Note 10. Japan pension plan
The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan as of March 31, 2022 was $2.6 million, of which $0.3 million was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet. The pension liability related to RAP in Japan as of December 31, 2021 was $2.7 million, of which $0.3 million, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Net periodic pension cost associated with this plan was immaterial in the three months ended March 31, 2022 and 2021.
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

APAT Litigation and Settlement

Starting in April 2018, APAT OE and NeoPhotonics (China) Co., Ltd. and NeoPhotonics Dongguan Co. Ltd. (collectively "NeoChina", which are both wholly-owned subsidiaries of the Company) and NeoPhotonics Corporation was involved in a series of litigations and arbitrations which arose out of the 2017 sale by NeoChina of certain low speed transceiver assets to APAT.

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

In accordance with the settlement agreement, all payments between the parties have been made, with the final payment made in the first quarter of 2022.

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

At March 31, 2022 and December 31,2021, the amount payable by the Company to APAT OE under the settlement agreement was $0 and approximately $0.8 million, respectively, and is included in Accrued and other current liabilities in the caption "Transition services agreement payable" (See Note 6). APAT OE has repaid the full amount of the Transition Services Agreement Receivable owed to the Company and there is currently no balance remaining as of March 31, 2022 (See Note 6).

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

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Stockholders’ equity
Common Stock
As of March 31, 2022, the Company had reserved 6,256,346 common stock for issuance under its equity incentive plans.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2021	$2,603	$(227)	$2,376
Other comprehensive loss, net of taxes of zero	(1,008)	—	(1,008)
Balances at March 31, 2022	$1,595	$(227)	$1,368

No material amounts were reclassified out of accumulated other comprehensive loss during the three months ended March 31, 2022 and 2021 for realized gains or losses on available-for-sale securities.
Accumulated Deficit
Approximately $10.5 million of the Company’s retained earnings within its total accumulated deficit as of December 31, 2021 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves.

Note 13. Restricted net assets
The Company’s consolidated subsidiaries operating in China and Japan are restricted from transferring funds or assets to its parent company in the form of cash dividends, loans or advances. As of March 31, 2022 and December 31, 2021, the Company's consolidated subsidiaries had $11.4 million and $11.4 million, respectively, of restricted net assets. This compares to the Company's consolidated net assets of $151.5 million and $153.0 million as of March 31, 2022 and December 31, 2021, respectively, which consisted of (in thousands):

	March 31, 2022	December 31, 2021
Cash restricted in China due to unpaid employee benefits and unfulfilled government grants	$49	$49
China earnings restricted to fund statutory common reserves in China	10,493	10,463
Loan agreements in Japan requiring local subsidiaries to maintain minimum net asset levels	820	869
Total restricted net assets in the Company's consolidated subsidiaries	$11,362	$11,381

Note 14. Stock-based compensation
The following table summarizes the stock-based compensation expense recognized in the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$525	$548
Research and development	774	862
Sales and marketing	385	554
General and administrative	931	1,313
	$2,615	$3,277

As of March 31, 2022 and December 31, 2021, stock-based compensation capitalized in inventories totaled $0.3 million and $0.4 million, respectively.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model.
Stock Options and Restricted Stock Units (RSUs)
The following table summarizes the Company’s stock option and RSU activity, excluding market and performance-based RSUs, during the three months ended March 31, 2022:

	Stock Options	Restricted Stock Units
	Number of Shares	Number of Units
Balance as of December 31, 2021	1,279,222	3,387,315
Granted	—	18,551
Exercised/Converted	(74,271)	(26,365)
Cancelled/Forfeited	—	(39,612)
Balances at March 31, 2022	1,204,951	3,339,889
At March 31, 2022, the Company had $0.1 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures. At March 31, 2022, the Company had $18.0 million of unrecognized stock-based compensation expense for RSUs, excluding market and performance-based RSUs, net of estimated forfeitures.
Market-based Restricted Stock Units
As of March 31, 2022, the Company has granted 705,000 shares of market-based RSUs and 133,875 shares remain outstanding to certain employees. These RSUs vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share and the recipients remain in continuous service with the Company through such service period. A total of 437,125 market-based RSUs have vested and 134,000 market-based RSUs have been cancelled/forfeited through March 31, 2022. As of March 31, 2022, the Company had $0.1 million of unrecognized stock-based compensation expense for these RSUs, net of estimated forfeitures. The fair value of market-based RSUs was measured on the grant date using Monte Carlo simulation model with the following assumptions:

Assumptions Used
Weighted-average volatility	66%
Risk-free interest rate	2.79%
Expected dividends	—%
Performance-based Restricted Stock Units
In April 2020, the Company granted 90,400 shares of performance-based RSUs to certain employees. These RSUs will vest upon certification by the Board of Directors or the Compensation Committee that the Company has achieved at least $425 million in revenue over four consecutive fiscal quarters and the recipients remain in continuous service with the Company through such service period. None of these performance-based RSUs were vested through March 31, 2022.

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

None of such performance-based RSUs were vested through March 31, 2022, and 14,950 of these performance-based RSUs have been cancelled/forfeited through March 31, 2022.
Stock Appreciation Units (SAUs)
SAUs are liability classified share-based awards. Outstanding SAUs are re-measured each reporting period at fair value until settlement. The Company did not grant any SAUs during the three months ended March 31, 2022 or 2021. As of March 31, 2022 and December 31, 2021, there were 25,000 and 25,000 SAUs outstanding, respectively, and related SAU liabilities were $0.3 million and $0.3 million, respectively.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Employee Stock Purchase Plan (ESPP)
As a condition of the Merger Agreement with Lumentum, effective November 16, 2021, the ESPP program was terminated by the Company and therefore there is no unrecognized compensation expense for employee stock purchase rights for any periods after that date.
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
Note 15. Income taxes
The income tax provision in the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Income tax provision	$(572)	$(632)

The Company’s income tax provision in the three months ended March 31, 2022 and 2021 was primarily related to income taxes on earnings from its foreign tax jurisdictions.
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
As of March 31, 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2021.
The 2017 Tax Cuts and Jobs Act amended Sec. 174 to require that specified research and experimental (SR&E) expenditures be capitalized and amortized over five years or fifteen years depending on where the expenditures are incurred. This provision applies to tax years beginning on or after January 1, 2022. The final FTC regulations were published in the Federal Register on January 4, 2022. There are significant changes and updates for allocation and apportionment of foreign taxes, creditability of foreign taxes and other provisions affecting FTC calculation. These provisions are generally effective for foreign taxes paid or accrued in tax years beginning on or after December 28, 2021. Due to full valuation allowance position for the US jurisdiction, the Company does not believe both provisions have material impact on its financial statements.

Note 16. Subsequent Events

On March 23, 2022, NeoPhotonics and BluGlass Inc. entered into an Asset Purchase Agreement and Subscription Agreement whereby NeoPhotonics would sell its equipment and other assets at the Company’s facility in Fremont, California, in exchange for cash consideration and publicly traded shares of BluGlass Limited (BLG.AX). Subject to the terms and conditions of the Asset Purchase Agreement and Subscription Agreement, BluGlass agreed to issue, and NeoPhotonics agreed to subscribe for paid ordinary shares with a total value of $0.5 million in BluGlass. In addition, the cash consideration for $2.0 million is to be provided to the Company.

The transaction was expected to close on March 31, 2022, but it closed on April 1, 2022. The cash consideration plus the sales and use taxes were scheduled to be transferred to NeoPhotonics on March 31, 2022. However, the Company did not receive the total cash consideration until April 1, 2022. As part of the purchase, BluGlass deposited the public shares to the Company’s account on March 31, 2022. As of April 1, 2022, all closing conditions of the transaction had been met.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2022 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.
This Quarterly Report on Form 10-Q for the period ended March 31, 2022 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2022 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

We integrate our lasers and our high performance coherent optical components into transmit/receive modules, or transceivers. Our high-speed transceiver modules, which can operate at data rates including 400G, for example our 400ZR and 400ZR+ coherent pluggable modules, enable new, lower cost network architectures using IP over DWDM protocols. The emergence of such 400ZR and 400ZR+ pluggable modules extends our capabilities to a new, rapidly expanding market segment. Such modules put the full coherent transmission capabilities of a line card into the same form factor as a pluggable client side transceiver, enabling interconnects between data centers to be nearly as simple as interconnects within a data center, thereby substantially reducing costs.

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

Furthermore, we believe that use cases for 400ZR and 400ZR+ system-level modules will extend across data center interconnect, backhaul for 5G wireless networks and metro networks. Key attributes of power and power density, and interoperability of coherent pluggable solutions, drive this forecast. These architectures are now being deployed by hyperscale operators and will be adopted in metro telecom networks using 400ZR+ coherent pluggable modules in areas where reach and density make it the clear economic winner with much lower total costs. Furthermore, we believe that our high performance optics combined with next generation DSPs will enable 800ZR and 800ZR+ coherent pluggable modules within the next few years, followed by 1.6T (Terabits per second) implementations.

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

Our High Speed Products for data rates of 100G, 400G, 600G, 800G and above were 94% of our revenues for the three months ended March 31, 2022 and 2021. “High Speed Products” refers to transmitter and receiver products as well as switching and other component products designed for 100G and beyond optical transmission applications. Our high-speed 100G and beyond products are based on our Advanced Hybrid Photonic Integration technologies, which support 100 gigabits or more per second of information transmitted over a single channel. Our 400G and above products are a subset of our High Speed Products.

Revenue from products designed for use in 400G and above applications was $54.3 million in the three months ending March 31, 2022 representing 61% of total revenues and growth of 73% over the same period a year ago. Products capable of data rates of 400G and above have accounted for more than 10 percent of our revenue since 2018 and have increased from $44 million in 2019 to $86 million in 2020, to $148 million in 2021, such that revenue from products for 400G and above applications reached 51% of revenues in 2021. (400G capable products are defined as products capable of 50 Gbaud and above operation plus lasers purchased specifically for systems with maximum data rates of 400G or higher.) We believe that the market for 400G and above products will grow at a five-year compound annual growth rate of 60 percent through 2025. We therefore expect our 400G and above revenues will continue to grow at an accelerated rate over the immediate and longer term.

Macroeconomic Factors

We continue to manage through external macro situations that have had a material impact on our business: The Covid-19 Pandemic and associated supply chain disruptions, increasing inflation and the U.S. Department of Commerce restrictions on Huawei Technologies.

The Covid-19 pandemic continues to impact our business, the business of our customers and suppliers and how we execute our business. The pandemic is currently causing industry wide supply chain shortages, particularly for semiconductor chips. In the first quarter of 2022, these shortages had a negative impact on our revenue of approximately $10 million. We expect the supply chain disruption will continue at some level for several quarters. Our priorities to address the impacts of the global pandemic on our operations are as follows:

•The health and well-being of our employees and supply chain partners is our top priority.
•We continue to use enhanced measures to ensure and maintain safety, including hybrid work where possible, social distancing and enhanced protocols in each of our global facilities.

•We closely monitor evolving conditions and adhere to local and federal guidelines in each location in which we operate.
•We are working closely with our supply chain partners globally to secure sufficient inventory, with buffer stock where possible, and to support the health and safety of their employees.

Our operations and products support essential communications networks globally. We continue to adjust comprehensive business continuity plans to ensure that we are able to deliver for our customers. We are working closely with our supply chain partners globally to ensure we have access to critical components, as we see strong demand for our products supporting increased network bandwidth, and as key semiconductor components globally have moved into shortage. In order to ensure continued supply, we are accessing the spot buy markets and see increases in the cost of some components.

On May 16, 2019, the BIS added Huawei and certain affiliates to the Entity List, and in May 2020, BIS added Fiberhome Technologies Group to the Entity List, denying both the ability to purchase products, software and technology that are subject to EAR. We are committed to EAR compliance in each of the locations in which we do business. On August 17, 2020, BIS increased restrictions on Huawei and its affiliates on the Entity List related to items produced domestically and abroad that use U.S. technology or software and imposed additional requirements for items subject to Commerce export control. On October 5, 2020, we announced that we will manage the business without relying on future revenue contributions from Huawei. We have subsequently determined that a limited number of one product category are not produced with U.S. technology and have subsequently resumed some shipments to Huawei. These shipments were approximately $30 million in 2021 and further declined to modest single digit percentage of revenue in the first quarter of 2022. We expect revenue from Huawei to remain at this level or below.

Proposed Merger with Lumentum Holdings Inc.

On November 4, 2021 we announced our planned merger with a subsidiary of Lumentum. We expect this transaction will close in the second half of 2022.
Our Solutions
Three critical optical components are required to make a coherent transceiver: (1) a laser with a very narrow linewidth for very pure light; (2) a coherent modulator capable of changing both the intensity and phase of the optical signal to code data onto it; and (3) a coherent receiver capable of detecting both the intensity and phase of the received optical signal to “understand” its content, plus an electronic digital signal processor IC ("DSP").

We have been a leading volume supplier of these optical components since coherent systems were first deployed in volume for telecommunications networks a decade ago, in 2010. We are now the leading supplier of narrow linewidth tunable lasers and other coherent components for 400G, 600G and above applications.

The capabilities of coherent optics continue to grow with increasing photonic integration for higher performance and smaller size. These are core capabilities of NeoPhotonics and therefore open further opportunities for us in adjacent markets. Outside of communications, coherent technology improves sensitivity and performance for a variety of applications such as inter-satellite communication links including for low earth orbit ("LEO") satellites, plus industrial applications, 3D sensing for autonomous vehicle navigation, and medical imaging.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations
Revenue
Our business is focused on the highest speed digital optics and signal processing communications applications. In the three months ended March 31, 2022, our High Speed Products for data rates of 100G and beyond comprised 94% of our revenues.

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

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Total revenue	$89,268	$60,926	$28,342	47%

 We generate most of our revenue from a limited number of customers. In the three months ended March 31, 2022, two customers each were greater than 10% of our revenue, representing 59% of total revenue, and our top five customers during this period represented 79% of total revenue. In the three months ended March 31, 2021, four customers each were greater than 10% of revenue, representing 74% of revenue, and our top five customers during this period represented 80% of total revenue.

Huawei declined to less than 10% of revenue for the three months ending March 31, 2022 as a continuing result of restrictions announced by the U.S. Department of Commerce BIS on August 17, 2020.

Three Months Ended March 31, 2022 Compared With Three Months Ended March 31, 2021
Total revenue increased by $28.3 million, or 47%, in the three months ended March 31, 2022 compared to the same period in 2021. Our High Speed Product revenue increased $26.3 million, or 46%, and our Networking Products and Solutions revenue increased $2.0 million, or 56% for the three months ending March 31, 2022 compared to the same period for 2021. Our 400G and above product revenue increased by 73% for the three months ending March 31, 2022 compared to the same period in 2021 which resulted in stronger product mix that drove the increase in revenue for the period. The 400G and above product revenue represented 61% of total revenue compared to 52% for the three months ending March 31, 2021.

In the three months ended March 31, 2022 and 2021, respectively, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer was as follows:

	Three Months Ended March 31,
	2022	2021
China	23%	25%
Americas	15%	9%
Rest of world	62%	66%
Total revenue	100%	100%
Geographic revenue represents the shipment location and frequently changes based on the location of contract manufacturing, rather than end customer location. Shipments to the Americas and to the rest of the world are mainly to contract manufacturers for non-China based network equipment manufacturers ("NEMs").

We believe we will continue to be an industry leader for the highest speed over distance network solutions, supplying customers with components and modules which deliver the highest bandwidth per wavelength and per fiber for long distances. Our High Speed Product group consistently represents 94% or more of our business. Since launching 400ZR and 400ZR+ pluggable coherent modules in the fourth quarter of 2019, we have shipped units for qualification to multiple hyper scale customers. In addition, we are shipping initial quantities of our newest 96Gbaud component suite for 800G DCI and 400G long-haul transmissions. We believe these high-performance products will bring accelerating revenue growth and our technology enables potential expansion into other adjacent markets.
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

As a manufacturing company, our margins are sensitive to changes in volume and factory utilization. We have made significant operational improvements with solid progress on cost reductions, yield improvement and effective cost absorption through higher volume in addition to reducing depreciation costs. With our higher business volume in the three months ending March 31, 2022 compared to March 31, 2021, we were better able to utilize our factories and improve cost absorption.

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Cost of goods sold	$61,979	$47,587	$14,392	30%
Gross profit	$27,289	$13,339	$13,950	105%

	Three Months Ended March 31,
	2022	2021
Gross profit as a % of revenue	31%	22%
Three Months Ended March 31, 2022 Compared With Three Months Ended March 31, 2021
Gross profit increased by $14.0 million, to $27.3 million, in the three months ended March 31, 2022, compared to $13.3 million in the same period in 2021. Gross margin increased to 31% in the three months ended March 31, 2022, compared to 22% in the same period a year ago. The increase in gross profit is primarily related to the increase in volume, with additional benefit from improved absorption.
Operating Expenses
Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and other variable compensation.

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Research and development	$15,098	$13,098	$2,000	15%
Sales and marketing	3,686	3,865	(179)	(5)%
General and administrative	9,794	7,294	2,500	34%
Acquisition and asset sale related costs	905	163	742	455%
Asset impairment charges	413	—	413	—%
Facility shut down related costs	300	—	300	—%
Litigation settlements	49	—	49	—%
Gain on asset sales	(114)	—	(114)	—%
Total operating expenses	$30,131	$24,420	$5,711	23%

Research and development
Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended March 31, 2022 Compared With Three Months Ended March 31, 2021

We focus our research and development efforts to continue pushing the performance leadership boundaries. Research and development expense of $15.1 million, or 17% of revenue, increased $2.0 million, or 15%, in the three months ended March 31, 2022, compared to the same period in 2021. The increase in the three months ending March 31, 2022 compared to the same period last year was due to a combination of decreased credits from customer non-recurring engineering contracts and increased development material expenses to support growing revenue streams including ICR and 400G products.

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

Three Months Ended March 31, 2022 Compared With Three Months Ended March 31, 2021

Sales and marketing expense decreased slightly by 5% to $3.7 million in the three months ended March 31, 2022 from $3.9 million for the three months ended March 31, 2021, primarily due to decreases in sales commissions and certain payroll related expenses.

We expect to continue to expand our high speed market focus and increase sales and marketing coverage of the DCI, Cloud and hyperscale data center markets, particularly the 400ZR and 400ZR+ products.
General and administrative
General and administrative expense consists of personnel costs, including stock-based compensation, for our finance, human resources and information technology personnel and certain executive officers, as well as professional services costs related to accounting, tax, banking, legal and information technology services, depreciation and facility costs.

Three Months Ended March 31, 2022 Compared With Three Months Ended March 31, 2021

General and administrative expense in the three months ended March 31, 2022, increased $2.5 million to $9.8 million compared to $7.3 million in the same period in 2021 and is primarily due to an increase in outside services costs and retention costs related to the acquisition.

Acquisition and asset sale related costs

Acquisition and asset sale related costs consist of legal, advisory, and other fees related to actual and potential future acquisition and divestiture activity by the Company.

Three Months Ended March 31, 2022 Compared With Three Months Ended March 31, 2021

For the three months ended March 31,2022, we incurred $0.9 million of acquisition and asset sale related costs, compared to $0.2 million for the same period in 2021. The increase of $0.7 million was primarily the result of advisory and support fees that were related to the proposed merger.

Other Operating Expenses

Other operating expenses for the three months ending March 31, 2022 had no comparable expenses for the three months ending March 31,2021.

The other operating expenses for the three months ending March 31, 2022 were the following: asset impairment charges of $0.4 million that primarily were for a write-down of cash held in our Russian subsidiary NeoPhotonics Technics LLC as a result of sanctions imposed by the U.S. Treasury on the country of Russia's financial institutions in February 2022; facility shut down related costs of $0.3 million for costs incurred as a result of closure of our Fremont, California facility, as the Company exercised its early exit right to terminate the facility lease, which will terminate at the end of April 2022; litigation settlements of less than $0.1 million for legal fees on various litigation issues; and gain on asset sale of $(0.1) million related to dispositions of various assets in the U.S. and Japan.

Interest and other income, net
Interest income consists of income earned on our cash, cash equivalents and short-term investments, as well as restricted cash. Interest expense consists of amounts incurred for interest on our bank and other borrowings. Other income, net is primarily made up of government subsidies as well as foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and of our subsidiary in Japan is the JPY. The foreign currency transaction gains and losses of our subsidiaries in China and Japan primarily result from the mark-to-market of U.S. dollar based assets in China and Japan.

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Interest income	$71	$105	$(34)	(32)%
Interest expense	(355)	(227)	(128)	(56)%
Other income, net	395	1,143	(748)	(65)%
Total	$111	$1,021	$(910)	(89)%
Three Months Ended March 31, 2022 Compared With Three Months Ended March 31, 2021
Interest income and expense remained relatively flat in the three months ended March 31, 2022 compared to the same period a year ago. Other income, net decreased by $0.7 million in the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to the U.S. dollar weakening against the Chinese Renminbi for the current period compared to strengthening in the prior year period.
Income taxes
We conduct our business globally and our operating income is subject to varying rates of tax in the U.S., China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region.

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Income tax (provision)	$(572)	$(632)	$60	(9)%

Our income tax provision in the three months ended March 31, 2022 and 2021 was primarily related to the operating profit realized in our foreign subsidiaries in Japan and China. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue.
Liquidity and capital resources
As of March 31, 2022, our principal source of liquidity consisted of approximately $106.7 million of cash and cash equivalents and our short-term investments, of which approximately $39.9 million was held by subsidiaries outside of the United States. Cash, short-term investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.
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
As of March 31, 2022, our total indebtedness was primarily comprised of borrowings under our credit facilities totaling $57.8 million (at gross amounts exclusive of debt discounts and issuance costs) consisting of:
•Borrowings under our Wells Fargo credit facility of $20.4 million
•Term loan of $30.0 million from Lumentum.
•Borrowings of $7.3 million from our credit facilities in Japan
In addition to our cash, we had approximately $19.0 million of additional liquidity available to us, of which $6.25 million is required to be maintained as unused borrowing capacity, under our $50.0 million credit facility with Wells Fargo Bank. We also have additional liquidity available to us of up to $20.0 million from our credit facility with Lumentum.

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
Cash flow discussion
The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(11,439)	$(8,944)
Net cash used in investing activities	(1,848)	(1,552)
Net cash provided by (used in) financing activities	14,584	(1,105)
Effect of exchange rates on cash, cash equivalents and restricted cash	(86)	(449)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,211	$(12,050)
Operating activities
Net cash used in operating activities was $11.4 million in the three months ended March 31, 2022, compared to $8.9 million net cash used in operating activities in the same period in 2021. The net cash used in operating activities increased by $2.5 million primarily due to increases in accounts receivable and inventory.
Investing activities
Net cash used in investing activities was $1.8 million in the three months ended March 31, 2022, compared to $1.6 million used in investing activities in the same period in 2021. The increase in cash flows used in investing activities was primarily due to lower proceeds from sales of assets.
Financing activities
Net cash provided by financing activities was $14.6 million in the three months ended March 31, 2022, compared to $1.1 million used in financing activities in the same period in 2021. The increase in cash flows provided by financing activities was primarily due to the $30.0 million in proceeds received from Lumentum under the term loan.
Off-balance Sheet Arrangements
As of March 31, 2022, we did not have any significant off-balance sheet arrangements.
Recent Accounting Pronouncements
Refer to Note 1 “Basis of presentation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to other market risk have not changed materially since December 31, 2021. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the Covid-19 pandemic. We are continually monitoring and assessing the impact of the Covid-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
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
ITEM 1A.    RISK FACTORS
Except for those risk factors denoted by an asterisk (*), the risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022, which risk factors are set forth below.
Risks Associated with the Merger
Our proposed Merger may be delayed or not occur at all for a variety of reasons, some of which are outside of the parties' control, and if these conditions are not satisfied, the Merger Agreement may be terminated and the Merger may not be completed.
On November 3, 2021, we entered into the Merger Agreement, with Lumentum and Neptune Merger Sub, Inc., a wholly owned subsidiary of Lumentum. The Merger Agreement provides for the merger of Neptune Merger Sub, Inc. with and into us, which we refer to as the “Merger”, with us surviving the Merger as a wholly owned subsidiary of Lumentum. Completion of the Merger is subject to customary closing conditions, including (i) obtaining Chinese antitrust approvals (ii) the absence of governmental injunctions or other legal restraints prohibiting the Merger or imposing certain antitrust restraints and (iii) the absence of a “Material Adverse Effect,” as defined in the Merger Agreement. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Merger Agreement. Therefore, the Merger may not be completed or may not be completed as quickly as expected.
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
While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course, subject to certain exceptions. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger. Although we may be able to pursue such activities with Lumentum’s consent, Lumentum may not be willing to provide its consent for us to do so.
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
Risks Associated with Our Business
*Supply constraints and resulting manufacturing problems have impacted our manufacturing yields, have resulted in delays in product shipments to customers, and have adversely impacted our revenue, and until such supply constraints are resolved, could in the future adversely affect our revenue, competitive position, and reputation.
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
It is unclear when the global shortage in the supply of semiconductors will be resolved. Global events, such as the Covid-19 lockdowns, transportation delays, and the armed conflict in Ukraine, may extend the shortages or cause additional shortages. Until the global shortage in the supply of semiconductors is resolved, our manufacturing volumes and shipment dates to customers and product costs may continue to be adversely impacted. Continued shortages in the supply of semiconductors and other electronic components may also cause us to experience quality control problems in our manufacturing operations, could negatively affect our competitive position and reputation, and we may be unable to meet our growth and revenue targets due to an inability to purchase sufficient components for our products to satisfy customer demand.
Additionally, manufacturing of new products and manufacturing yields generally depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts, and the nature and extent of customization requirements by customers. Capacity constraints, raw materials shortages, logistics issues, labor shortages, volatility in utilization of manufacturing operations, supporting utility services, and other manufacturing supplies, the introduction of new product lines, rapid increases in production demands and changes in customer requirements, manufacturing facilities or processes, or those of some third party contract manufacturers and suppliers of raw materials and components have caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross margin on, and our production capacity for, those products.
Our ability to maintain sufficient manufacturing yields is particularly challenging with respect to our Photonic Integrated Circuits (“PICs” or “PIC”) and products containing such devices due to the complexity and required precision of a large number of unique manufacturing process steps. Manufacturing yields for PICs can also suffer if contaminated materials or materials that do not meet highly precise composition requirements are inadvertently utilized. Because a large portion of our PIC manufacturing costs are fixed, PIC manufacturing yields can have a substantial effect on our gross margin. Lower than expected manufacturing yields could also delay product shipments and decrease our revenue.
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
Part of our overall strategy is to continue to expand our optoelectronic solutions for the highest speed Cloud and data center market segments. If we fail to achieve broader acceptance of our products in the Cloud and data center markets, there would be an adverse impact on our ability to increase our revenue, gain market share and achieve and sustain profitability. Our ability to achieve broader market acceptance for our products will be impacted by a number of factors, but not limited to:
•Our ability to produce optoelectronic solutions for 100G to 800G and beyond that compete favorably against other solutions on the basis of price, quality, reliability, and performance;
•Our ability to timely introduce and complete new designs and timely qualify and certify our products;
•Whether major Cloud and hyperscale data center operators will adopt our solutions, which are based on a new network architecture and have a limited history in these market segments;
•Our ability to develop products that comply with applicable standards and regulatory requirements, as well as potential in-country manufacturing requirements, and
•Our ability to develop and maintain successful relationships with our customers and suppliers, many of whom are large companies with substantial negotiating power.
If the Cloud and data center market segments delay their deployments or fail to grow as expected, or if demand for our solutions in these segments fails to materialize, our business, financial condition, results of operations, and prospects will suffer.
*We are dependent on a small number of customers for a significant portion of our revenue and the loss of, or a significant reduction in orders in any period from any of these major customers, may reduce our revenue and adversely impact our results of operations.
The telecommunications systems market is concentrated with approximately ten global network equipment manufacturing companies having collectively more than 90% market share. We have generated most of our revenue from a limited number of customers. Our top five customers accounted for 79% of our revenue in the three months ended March 31, 2022 and 80% in the three months ended March 31, 2021. Two customers were greater than 10% of our revenue for the three months ended March 31, 2022 and four customers were greater than 10% for the three months ended March 31, 2021.
The lack of significant growth from, the loss of, or a significant reduction in orders from any of our major customers would materially and adversely affect our revenue and results of operations. The reduction in revenue from Huawei due to BIS restrictions has had a material adverse effect on our results of operations. Our sales to Huawei are expected to remain adversely impacted.
*If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated growth and our business could suffer.
Our success and ability to implement our business strategy depends upon the continued contributions of our senior management team in our Company and in our foreign subsidiaries and our technical and operations employees. Our future success depends, in part, on our ability to attract and retain such key personnel. The loss of services of members of our senior management team or key personnel or the inability to continue to attract and retain qualified personnel could have a material adverse effect on our business. Competition for highly skilled technical and operations people where we operate is extremely intense, and we continue to face challenges identifying, hiring, and retaining qualified personnel in many areas of our business.
*Increasing inflation may negatively impact our business.
Inflation in the United States and worldwide may result in increased costs and additional shortages of supplies and components that are critical to the manufacturing of our products, may increase cost of borrowing through our lines of credit, and may reduce our purchasing power, all of which would have a negative impact on our results of operation. Because of competition with our competitors and pressure from our customers, we may not be able to offset the impacts of inflation in our pricing of our products.
*Continued tension in U.S.-China trade relations may adversely impact our business and operating results.
The U.S. government has taken certain other actions in the past several years that impact U.S.-China trade relations, including imposing tariffs affecting certain products manufactured in China. Some products manufactured by our Chinese affiliates are subject to tariffs if imported into the United States. In addition, the China government took certain reciprocal actions, including tariffs, which affect certain products manufactured in the United States. Certain of our products manufactured in our U.S. operations were included in the tariffs imposed on imports into China from the United States. As of March 2020, tariffs on most of the products we imported into China have been eliminated. However, there can be no assurance that China will not re-impose these or similar tariffs, impose export restrictions, or take other trade actions that may have a material impact on our business.
It is unknown whether and to what extent additional new tariffs or other new laws or regulations will be adopted that increase the cost of importing products to or from the United States, or from China to the United States. Further, it is unknown what effect that any such new tariffs or trade actions would have on us or our industry and customers. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
The communications networks industry has been characterized by declining product prices over time as technological advances improve performance of new products and put pressure on existing products to reduce prices. We have reduced the prices of many of our products in the past, most often during annual end-of-year price negotiation. Despite inflation and semiconductor shortages, we expect pricing pressure for our products to continue. To maintain or increase their market share, our competitors also reduce prices of their products each year. In addition, our customers may seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs, or introducing new products, our gross margin would be adversely affected.
If our key customers do not qualify our products for use or do not award us design wins, then our results of operations may suffer.
Prior to placing volume purchase orders with us, most of our customers require us to obtain their approval, a process called qualification, for our new and existing products. Our customers often audit our manufacturing facilities and perform other vendor evaluations during this process. The qualification process involves product sampling and reliability testing and collaboration with our product management and engineering teams in the design and manufacturing stages. If we are unable to qualify our products with customers, then our revenue would be lower than expected and we may not be able to recover the costs associated with the qualification process which would have an adverse effect on our results of operations.
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
While many of our products are manufactured internally, we also rely upon contract manufacturers in Thailand, China, Japan, other Asia locations, and Canada to provide back-end manufacturing and production of some of our products. Our reliance on contract manufacturers for some of our products makes us vulnerable to possible production capacity constraints, reduced control over their supply chains, delivery schedules, manufacturing yields, manufacturing quality controls, and costs. If one of our contract manufacturers is unable to meet our customer demand in a timely fashion, whether due to their direct operating control, due to their supply chain, or due to the Covid-19 pandemic or other factors, this could have a material adverse effect on the revenue from our products.
*We face intense competition which could negatively impact our results of operations and market share.
The communications networks industry is highly competitive. Our competitors range from large international companies offering a wide range of products to smaller companies specializing in niche products.

Some of our competitors have substantially greater name brand recognition, technical, financial, and marketing resources, and greater manufacturing capacity, as well as better-established relationships with customers and key vendors, than we do. Some of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies. Some of our competitors may be able to develop new products more quickly than us, may be able to develop products that are more reliable or which provide more functionality than ours, may be more successful in purchasing components that are affected by the global semiconductor shortage, and may be able to ramp production faster than we can. In addition, some of our competitors have the financial resources to offer competitive products at below-market pricing levels that could prevent us from competing effectively and result in a loss of sales or market share or cause us to lower prices for our products.
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
We make planning and spending decisions based on our estimates of customer requirements. The short-term nature of commitments by many of our customers, and the possibility of unexpected changes in demand for their products, reduce our ability to accurately estimate future customer requirements. Additionally, due to global semiconductor and electronic component shortages, the purchase lead time for many of our components has increased substantially, in some cases to over a year. To ensure that we have sufficient components to build our products to meet expected customer demands, we have placed non-cancellable orders for these components. A sudden reduction in customer demand due to market downturns, geopolitical events such as armed conflicts, or other reasons would have a material adverse effect on our operating results, as occurred in 2017 and 2020, because many of our costs and operating expenses are relatively fixed.
On the other hand, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, which necessitate higher or more restrictive procurement commitments, increase our manufacturing yield loss and scrapping of excess materials, result in delayed shipments, and/or reduce our gross margins. We may not have sufficient capacity at any given time to meet the volume demands of our customers, and we may have difficulty expanding our manufacturing operations on a timely basis to meet increasing customer demand. Additionally, one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Any inability to meet customer demands for rapid increases in production in the future could have a material adverse effect on our business, financial condition, results of operations, and prospects.
*We have had a history of losses, and losses may recur in the future.
We have had a history of losses and we may incur additional losses in future periods. As of March 31, 2022, our accumulated deficit was $462.9 million. Due to the global semiconductor shortage, shipments to our customers were delayed and as a result, our revenue suffered in 2021. Our inability to purchase sufficient semiconductor components to meet customer demand for our products may result in additional losses in 2022.
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
*We are subject to government regulations, including export and import rules, that could subject us to liability, impair our ability to compete in international markets, or restrict our sales to certain customers.
We are subject to export and import control laws, trade regulations and other rules that limit which products we sell and where and to whom we sell our products. The United States, China, and various countries regulate the export or import of certain technologies and have enacted laws that could limit our ability to distribute our products. These regulations may rapidly change or expand in response to market conditions or geopolitical events, such as the armed conflict in Ukraine. Failure to comply with these and similar laws or any limitation on our ability to export or sell our products or to obtain any required licenses would adversely affect our business, financial condition and results of operations.
BIS has added Huawei and certain of its affiliates and Fiberhome and certain of its affiliates to its Entity List. To comply with the restrictions and requirements of the Entity list, we have conducted multiple systematic assessments of our products to ensure compliance. The BIS restrictions impact our products, our manufacturing processes, our manufacturing equipment, and our components. Due to the complexity of such regulations, we sometimes have halted shipment to these customers while the assessments were underway, resulting in adverse revenue impact.
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
The majority of our customer contracts do not commit customers to specified buying levels, and many of our customers may decrease, cancel, or delay their buying levels at any time with little or no advance notice to us.
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
Our operations and supply chain are and could continue to be impacted by the implications of the Covid-19 pandemic, which could harm our future revenue and financial condition and increase our costs and expenses. Our manufacturing operations in Silicon Valley, California, Tokyo, Japan, and Shenzhen and Dongguan, China have been affected and could continue to be affected with actions such as being temporarily shut down, requiring longer lead times or being subject to logistics issues. The same issues have affected and could continue to impact key suppliers in Patumthanee, Thailand, and Ottawa, Canada and other locations throughout the United States and Asia. The efficiency of our business operations (including sales and research and development) could also be reduced as a result of compliance with shelter-in-place orders in Silicon Valley, California; Ottawa, Canada; and Shenzhen and Wuhan, China.

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
*If the Merger is not completed, we may need to raise additional capital in order to pursue our business strategies or maintain our operations, and we may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
We believe that our existing cash and cash equivalents, and cash flows from our operating activities and funds available under our credit facilities will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we operate in an industry that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs and the Merger is not completed, we may need additional financing to continue operations or execute on our current or future business strategies, including to:
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
We do not know what forms of financing, if any, will be available to us in the event the Merger does not close. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, enhance our research and development and sales and marketing functions, develop and enhance our products, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures could be adversely impacted.
If we incur additional indebtedness through arrangements such as credit agreements or term loans, such arrangements may impose restrictions and covenants that limit our ability to respond appropriately to market conditions, make capital investments, or take advantage of business opportunities. In addition, any additional debt arrangements we may enter into would likely require us to make regular interest payments, which could adversely affect our results of operations.
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
The markets for communications networks and network equipment is cyclical and characterized by rapid technological change, price erosion, evolving standards, and wide fluctuations in product supply and demand. In the past, including recently to varying degrees in China, the U.S. and Europe, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles for both manufacturers’ and their customers’ products or in response to over or under purchasing of inventory by our customers relative to end user demand, and with declining general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Our historical results of operations have been subject to substantial fluctuations as a result of market downturns and changes in capital spending, and we may experience substantial period-to-period fluctuations in future results of operations.
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
Our revenue product mix and related costs will fluctuate over time, making it difficult to predict our gross margins and future results of operations.
Our revenue product mix, gross margin and results of operations have varied significantly and are likely to continue to vary from quarter-to-quarter due to a number of factors, many of which are not within our control. We may not be able to maintain or improve our gross margins because of slow introductions of new products, pricing pressure from increased competition, failure to effectively reduce the cost of existing products, failure to improve our product mix, future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix among different areas of our business), or other factors. Our gross margins can also be adversely affected for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; possible exposure to inventory valuation reserves; and other increases in our costs and expenses, including as a result of rising labor costs. Such significant increases in costs without corresponding increases in revenue would materially and adversely affect our business, our results of operations and our financial condition and our gross margins.
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
Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret, and unfair competition laws, as well as license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. We have applied for patent registrations in the U.S. and in other foreign countries, some of which have been issued. We cannot guarantee that our pending applications will be approved by the applicable governmental authorities. Additionally, over time, our patents may expire, and we may be unable to secure other intellectual property protections for the technology covered by the expired patents.
Similarly we must protect all company data as it pertains to customers, products and product designs, technology and technology related trade secrets, plus customer and supplier and personal data of suppliers, customers and personnel. We rely on a combination of these important data elements to establish and protect multiple aspects of our business, and the loss of data, the breach of data, or the theft of such data could harm our business.
Policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation, unauthorized use or other infringement of our intellectual property rights. Further, we may not be able to effectively protect our intellectual property rights from misappropriation or other infringement in foreign countries where we have not applied for patent protections, and where effective patent, trademark, trade secret and other intellectual property laws may be unavailable, or may not protect our proprietary rights as fully as U.S. or Japan law. Particularly, our U.S. patents do not afford any intellectual property protection in China, Japan, Canada, Russia, or other Asia locations.
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
Further, our products contain purchased components including electronic components. It is possible that such purchased items could contain quality defects, manufacturing defects, performance problems, or even counterfeit substitutes. Any significant product failure that is the result of such defects could result in lost future sales as well as customer relations problems and litigation, which could harm our business.
Our revenues are typically subject to seasonality.
Our first quarter revenue is typically seasonally lower than the rest of the year primarily due to annual price negotiations with customers that occur at the end of the prior year and lower capacity utilization during the annual new year holidays in China. This historical pattern typically adversely affects our revenues in the first quarter of each year and impacts the typical annual distribution of revenue from quarter-to-quarter through the year. That said, our first quarter revenue varies markedly year-to-year so should not be considered a reliable indicator of our future revenue or financial performance.
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
As of December 31, 2021, we had net operating loss ("NOL") carryforwards for U.S. federal and state tax purposes of $334.2 million and $54.4 million, respectively. These net operating losses have not been utilized and may not be utilized prior to their expiration in the future. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering the existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized and increases in future tax liabilities.
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
Additionally, increasing efforts to control emissions of greenhouse gases ("GHG") may also impact us. Additional climate change or GHG control requirements are under consideration at the federal level in the U.S. and in China. Additional restrictions, limits, taxes, or other controls on GHG emissions could increase our operating costs and, while it is not possible to estimate the specific impact any final GHG regulations will have on our operations, there can be no assurance that these measures will not have significant additional impact on us.
Risks Related to Our Operations in China
Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 28% as of March 31, 2022, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.

Changes in China’s international trade policies may adversely impact our business and operating results.
The China government may change trade policies that impact our operations. Prior to early 2020, the China government imposed tariffs on certain of our products manufactured in our U.S. operations and imported into China from the United States. There has been exemption of these tariffs since then. We expect these tariffs, if applied without exemption, will increase our cost of goods sold. It is unknown if exemption, or any additional such tariffs or retaliatory actions, will be imposed or what impact they would have on us or our industry and customers. As new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated between China and the U.S. or other affected countries, such changes could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Furthermore, in response to such trade tensions, the Chinese government and/or individual Chinese customers may take steps to reduce their supply chain dependence on products from U.S. suppliers through their own internal developments or the selection of non-U.S. suppliers, placing us at a commercial disadvantage and potentially affecting our business.
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
Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations may be due to numerous factors, including:
•Developments or announcements regarding the Merger;
•Our ability to timely obtain adequate quantities of the components used in our products;
•Fluctuations in demand for our products;
•The timing, volume and product mix in sales of our products;
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
The stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, sovereign debt or liquidity issues, interest rate changes, or international currency fluctuations, may negatively affect the market price of our common stock.
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

Further, our operations could be disrupted by tariffs, international conflict or war. For example, in late February 2022, Russia initiated significant military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia. The United States and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions that may be taken by the United States and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response. Such conflict may cause regional instability, geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. In particular, while it is difficult to anticipate the impact of any of the foregoing on us, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011

3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1/A	333-166096	3.5	November 22, 2010

10.1	Labor Contract dated June 13, 2016, by and between NeoPhotonics (China) Co. and Chi Yue (Raymond) Cheung (Translation to English of Chinese original agreement)			10.1		X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).			31.1		X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)			31.2		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			32.1		X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date:	April 28, 2022	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)