Form 10-Q
period 2022-06-30
NEOPHOTONICS CORP
filed 2022-07-26
CIK 1227025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒
    As of July 18, 2022, there were approximately 53,688,898 shares of the registrant’s Common Stock outstanding.

NEOPHOTONICS CORPORATION
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In thousands, except par value data)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$77,079	$77,833
Short-term investments	27,720	27,675
Restricted cash	38	87
Accounts receivable, net	68,460	55,324
Inventories	65,510	52,896
Prepaid expenses and other current assets	18,927	16,246
Total current assets	257,734	230,061
Property, plant and equipment, net	49,191	54,190
Operating lease right-of-use assets	12,091	13,201
Purchased intangible assets, net	787	844
Goodwill	1,115	1,115
Other long-term assets	5,636	6,156
Total assets	$326,554	$305,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,685	$58,125
Short-term borrowing, net	—	14,914
Current portion of long-term debt	2,449	2,928
Accrued and other current liabilities	29,327	30,008
Total current liabilities	101,461	105,975
Long-term debt, net of current portion	23,945	25,753
Related party long-term debt	29,954	—
Operating lease liabilities, noncurrent	12,107	13,441
Other noncurrent liabilities	6,813	7,437
Total liabilities	174,280	152,606
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 100,000 shares authorized; at June 30, 2022, 53,568 shares issued and outstanding; at December 31, 2021, 53,113 shares issued and outstanding	134	133
Additional paid-in capital	614,553	610,085
Accumulated other comprehensive income (loss)	(8,782)	2,376
Accumulated deficit	(453,631)	(459,633)
Total stockholders’ equity	152,274	152,961
Total liabilities and stockholders’ equity	$326,554	$305,567
See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands, except per share data)	2022	2021	2022	2021
Revenue	$95,006	$65,010	$184,274	$125,935
Cost of goods sold	61,935	55,135	123,914	102,721
Gross profit	33,071	9,875	60,360	23,214
Operating expenses:
Research and development	14,736	15,410	29,834	28,508
Sales and marketing	3,742	3,362	7,428	7,227
General and administrative	9,228	7,398	19,022	14,692
Acquisition and asset sale related costs	638	(36)	1,543	127
Restructuring charges	—	22	—	22
Asset impairment charges	30	—	443	—
Facility shut down related costs	209	—	509	—
Litigation settlements	(12)	—	37	—
Gain on asset sale	(1,866)	—	(1,980)	—
Total operating expenses	26,705	26,156	56,836	50,576
Income (loss) from operations	6,366	(16,281)	3,524	(27,362)
Interest income	147	140	218	245
Interest expense	(510)	(220)	(865)	(447)
Other income (expense), net	5,823	(880)	6,218	263
Total interest and other income (expense), net	5,460	(960)	5,571	61
Income (loss) before income taxes	11,826	(17,241)	9,095	(27,301)
Income tax provision	(2,521)	(192)	(3,093)	(823)
Net income (loss)	$9,305	$(17,433)	$6,002	$(28,124)

Basic net income (loss) per share	$0.17	$(0.34)	$0.11	$(0.55)
Diluted net income (loss) per share	$0.17	$(0.34)	$0.11	$(0.55)
Weighted average shares used to compute basic net income (loss) per share	53,488	51,634	53,318	51,178
Weighted average shares used to compute diluted net income (loss) per share	56,095	51,634	55,999	51,178

See accompanying Notes to Condensed Consolidated Financial Statements.

 NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2022	2021	2022	2021
Net income (loss)	$9,305	$(17,433)	$6,002	$(28,124)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(10,150)	2,031	(11,158)	(312)
Total other comprehensive income (loss)	(10,150)	2,031	(11,158)	(312)
Comprehensive income (loss)	$(845)	$(15,402)	$(5,156)	$(28,436)

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended June 30, 2022	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at March 31, 2022	53,210	$133	$612,946	$1,368	$(462,936)	$151,511
Comprehensive income (loss)	—	—	—	(10,150)	9,305	(845)
Issuance of common stock upon exercise of stock options	40	—	167	—	—	167
Issuance of common stock for vested restricted stock units	395	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(77)	—	(1,171)	—	—	(1,171)
Stock-based compensation costs	—	—	2,612	—	—	2,612
Balances at June 30, 2022	53,568	$134	$614,553	$(8,782)	$(453,631)	$152,274

Three Months Ended June 30, 2021	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at March 31, 2021	51,009	$128	$599,744	$(608)	$(429,605)	$169,659
Comprehensive income (loss)	—	—	—	2,031	(17,433)	(15,402)
Issuance of common stock upon exercise of stock options	199	—	1,045	—	—	1,045
Issuance of common stock under employee stock purchase plan	235	1	1,548	—	—	1,549
Issuance of common stock for vested restricted stock units	802	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock units	(165)	(1)	(1,846)	—	—	(1,847)
Stock-based compensation costs	—	—	2,388	—	—	2,388
Balances at June 30, 2021	52,080	$130	$602,877	$1,423	$(447,038)	$157,392

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended June 30, 2022	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2021	53,113	$133	$610,085	$2,376	$(459,633)	$152,961
Comprehensive income (loss)	—	—	—	(11,158)	6,002	(5,156)
Issuance of common stock upon exercise of stock options	114	—	534	—	—	534
Issuance of common stock for vested restricted stock units	421	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock units	(80)	—	(1,219)	—	—	(1,219)
Stock-based compensation costs	—	—	5,154	—	—	5,154
Balances at June 30, 2022	53,568	$134	$614,553	$(8,782)	$(453,631)	$152,274

Six Months Ended June 30, 2021	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
(In thousands)	Shares	Amount
Balances at December 31, 2020	50,457	$126	$597,460	$1,735	$(418,914)	$180,407
Comprehensive loss	—	—	—	(312)	(28,124)	(28,436)
Issuance of common stock upon exercise of stock options	398	1	2,154	—	—	2,155
Issuance of common stock under employee stock purchase plan	235	1	1,548	—	—	1,549
Issuance of common stock for vested restricted stock units	1,305	3	(3)	—	—	—
Tax withholding related to vesting of restricted stock units	(315)	(1)	(3,682)	—	—	(3,683)
Stock-based compensation costs	—	—	5,400	—	—	5,400
Balances at June 30, 2021	52,080	$130	$602,877	$1,423	$(447,038)	$157,392

See accompanying Notes to Condensed Consolidated Financial Statements.

NEOPHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

(In thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$6,002	$(28,124)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,524	12,486
Stock-based compensation expense	5,224	5,617
Deferred taxes	1,002	989
Others	245	171
Gain on sale of assets and other write-offs	(1,980)	(14)
Allowance for doubtful accounts	—	(1)
Write-down of inventories	3,708	6,096
Amortization of operating lease right-of-use assets	1,028	1,025
Foreign currency remeasurement	(7,462)	(129)
Change in operating assets and liabilities:
Accounts receivable	(13,137)	(2,532)
Inventories	(19,198)	(3,836)
Prepaid expenses and other assets	(4,198)	4,058
Accounts payable	13,545	2,294
Accrued and other liabilities	(2,380)	(19,775)
Net cash used in operating activities	(10,077)	(21,675)
Cash flows from investing activities
Purchase of property, plant and equipment	(5,202)	(5,461)
Proceeds from sale of property, plant and equipment and other assets	2,029	1,013
Purchase of marketable securities	(25,045)	(22,504)
Proceeds from sale of marketable securities	25,416	22,501
Net cash used in investing activities	(2,802)	(4,451)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of stock under ESPP	605	4,143
Tax withholding on restricted stock units	(1,219)	(3,683)
Proceeds from related party term loan, net of debt issuance costs	29,942	—
Repayment of bank loans	(15,987)	(2,662)
Repayment of finance lease liabilities	(50)	(46)
Net cash provided by (used in) financing activities	13,291	(2,248)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,215)	99
Net decrease in cash, cash equivalents and restricted cash	(803)	(28,275)
Cash, cash equivalents and restricted cash at the beginning of the period	77,920	95,606
Cash, cash equivalents and restricted cash at the end of the period	$77,117	$67,331
Supplemental disclosure of non-cash investing and financing activities:
Unpaid property, plant and equipment in accounts payable	$1,132	$1,952
Right-of-use asset in exchange for a lease liability	$—	$1,645

See accompanying Notes to Condensed Consolidated Financial Statements.

NeoPhotonics Corporation Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. The Company, basis of presentation and significant accounting policies
Basis of Presentation and Consolidation
The condensed consolidated financial statements of NeoPhotonics Corporation (“NeoPhotonics” or the “Company”) as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, the Company has omitted certain information and notes normally provided in the Company’s annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods. These condensed consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.
Proposed Merger with Lumentum Holdings Inc.
On November 3, 2021, we the Company entered into an Agreement and Plan of Merger with Lumentum Holdings Inc., a Delaware corporation (“Lumentum”) and Neptune Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Lumentum (“Merger Sub”), (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, the Company will be acquired by Lumentum through a merger of Merger Sub with and into the Company (the “Merger”), with NeoPhotonics Corporation surviving the Merger as a wholly owned subsidiary of Lumentum.
Consummation of the Merger is subject to customary closing conditions, including approval from the State Administration for Market Regulation of the People’s Republic of China ("SAMR") which the parties hope to receive in the second half of calendar year 2022, as previously announced.
If the Merger is not completed by August 3, 2022, the Merger Agreement termination date will be automatically extended until November 3, 2022 and will automatically be extended again to February 3, 2023 if the closing is delayed due to certain closing conditions related to antitrust laws not being satisfied but all other conditions to the closing being satisfied or satisfiable at the closing. The parties may also terminate the Merger Agreement under certain other circumstances, including by mutual written consent of both parties.
Certain Significant Risks and Uncertainties
The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S., China and world economies and inflation levels; the highly cyclical nature of the industries the Company serves; successful and timely completion of product design efforts; the ability of the Company to sell its new products into new market segments; trade restrictions by the United States against the Company's customers in China, as well as potential retaliatory trade actions taken by China; the loss of any of its larger customers; restrictions on the Company's ability to sell to foreign customers due to additional U.S. or new China trade laws, regulations and requirements; disruptions of the supply chain of components needed for its products; ability to obtain additional financing; inability to meet certain debt covenants; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; and new product design introductions by competitors. The inputs into the Company’s judgments and estimates consider the economic implications of the Covid-19 pandemic and supply chain implications as the Company knows them, on its critical and significant accounting estimates. The extent to which the Covid-19 pandemic may impact its business will depend on future developments, which are highly uncertain, such as the duration of the outbreak, travel restrictions, governmental mandates issued to mitigate the spread of the disease, business closures, economic disruptions, and the effectiveness of actions taken to contain and treat the virus. Accordingly, future adverse developments with respect to the Covid-19 pandemic, persistent inflation and economic uncertainty and the impacts of semiconductor supply shortages may have a negative impact on its results of operations.
Concentration
In the three months ended June 30, 2022, three customers were each greater than 10% of the Company’s total revenue, representing 71% of total revenue, and the Company's top five customers represented approximately 83% of the Company’s total revenue. In the three months ended June 30, 2021, three customers each were greater than 10% of revenue, representing 61% of total revenue, and the Company's top five customers during this period represented 77% of total revenue.

In the six months ended June 30, 2022, three customers were each greater than 10% of the Company’s total revenue, representing 69% of total revenue, and the Company's top five customers represented approximately 81% of the Company’s total revenue. In the six months ended June 30, 2021, four customers each were greater than 10% of revenue, representing 66% of total revenue, and the Company's top five customers during this period represented 76% of total revenue.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As of June 30, 2022, three customers accounted for a total of 65% of the Company’s total accounts receivable. As of December 31, 2021, three customers accounted for a total of 35% of the Company’s total accounts receivable.
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

Nature of products
Revenue from the sale of hardware products is recognized upon transfer of control to the customer. The performance obligation for the sale of hardware products is satisfied at a point in time. The Company has aligned its products in two groups - High Speed Products and Network Products and Solutions. The following presents revenue by product group (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
High Speed Products	$88,999	$61,032	$172,580	$118,305
Network Products and Solutions	6,007	3,978	11,694	7,630
Total revenue	$95,006	$65,010	$184,274	$125,935

The following table presents the Company's revenue information by geographical region. Revenue is classified based on the ship to location requested by the customer. Such classification recognizes that for many customers, including those in North America or in Europe, designated shipping points are often in China or elsewhere in Asia (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
China	$16,389	$24,940	$36,417	$40,183
Americas	12,959	5,997	26,654	11,188
Rest of world	65,658	34,073	121,203	74,564
Total revenue	$95,006	$65,010	$184,274	$125,935
Deferred revenue
The Company records deferred revenue when cash payments are received or due in advance of the Company's performance. The deferred revenue balances were immaterial as of June 30, 2022 and December 31, 2021.
Contract assets
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such right is conditional on something other than the passage of time. Contract assets exclude any amounts presented as an accounts receivable. There were no contract assets balances as of June 30, 2022 and December 31, 2021.
Refund liabilities
The Company recognizes a refund liability if the Company receives consideration from a customer and expects to refund some or all of that consideration to the customer. The refund liabilities as of June 30, 2022 and December 31, 2021 were immaterial.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Net income (loss) per share
The following table sets forth the computation of the basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$9,305	$(17,433)	$6,002	$(28,124)
Denominator:
Weighted average shares used to compute per share amount:
Basic	53,488	51,634	53,318	51,178
Diluted	56,095	51,634	55,999	51,178

Basic net income (loss) per share	$0.17	$(0.34)	$0.11	$(0.55)
Diluted net income (loss) per share	$0.17	$(0.34)	$0.11	$(0.55)

The Company has excluded the impact of the following outstanding employee stock options and restricted stock units as well as the shares that were expected to be issued under its employee stock purchase plan from the computation of diluted net income (loss) per share, as their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee stock options	5	1,734	5	1,734
Restricted stock units	1	2,465	1	2,465
Market-based restricted stock units	—	265	—	265
Performance-based restricted stock units	240	75	240	75
Employee stock purchase plan	—	132	—	132
	246	4,671	246	4,671

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Cash, cash equivalents, short-term investments and restricted cash
The following table summarizes the Company’s cash, cash equivalents and restricted cash (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$77,079	$77,833
Restricted cash	38	87
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$77,117	$77,920
As a result of sanctions imposed by the U.S. Treasury on the country of Russia's financial institutions in February 2022, the total cash balance held in the Company's Russian subsidiary NeoPhotonics Technics LLC, of $0.3 million, was written off to Asset impairment charges during the six months ended June 30, 2022.
The following table summarizes the Company’s unrealized gains and losses related to its short-term investments in marketable securities designated as available-for-sale (in thousands):

	As of June 30, 2022				As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Money market funds	$27,720	$—	$—	$27,720	$27,675	$—	$—	$27,675
Reported as:
Short-term investments				$27,720				$27,675

As of June 30, 2022 and December 31, 2021, maturities of marketable securities were less than one year. There were no realized gains and losses on the sale of marketable securities during the three and six months ended June 30, 2022 and 2021. The Company did not recognize any impairment losses on its marketable securities during the three and six months ended June 30, 2022 or 2021. As of June 30, 2022, the Company did not have any investments in marketable securities that were in an unrealized loss position for a period in excess of 12 months.
Note 5. Fair value disclosures
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2022				As of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments:
Money market funds	$27,720	$—	$—	$27,720	$27,675	$—	$—	$27,675
Other long-term assets:
Mutual funds held in Rabbi Trust	$706	$—	$—	$706	$894	$—	$—	$894

 The Company offers a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) to a select group of its highly compensated employees. The NQDC Plan provides participants the opportunity to defer payment of certain compensation as defined in the NQDC Plan. A Rabbi Trust has been established to fund the NQDC Plan obligation, which was fully funded at June 30, 2022. The assets held by the Rabbi Trust are substantially in the form of exchange traded mutual funds and are included in the Company’s other long-term assets on its condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.
There were no liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As of June 30, 2022 and December 31, 2021 the Company had no assets or liabilities required to be measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The carrying values of accounts receivable, accounts payable and short-term borrowings approximate their fair values due to the short-term nature and liquidity of these financial instruments.
Note 6. Balance sheet components
Accounts receivable, net
Accounts receivable, net, consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable	$68,460	$55,324
Allowance for doubtful accounts	—	—
	$68,460	$55,324

Inventories
Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$41,471	$32,809
Work in process	13,910	14,851
Finished goods(1)	10,129	5,236
	$65,510	$52,896
________________________________________________________

(1)Finished goods inventory at customer vendor managed inventory locations was $4.1 million and $1.8 million as of June 30, 2022 and December 31, 2021, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid taxes and taxes receivable	$4,150	$5,825
Receivables due from suppliers	10,771	6,728
Deposits and other prepaid expenses	2,986	2,682
Other receivable	1,020	1,011
	$18,927	$16,246
Purchased intangible assets, net
Purchased intangible assets, net, consist of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Technology and patents	$37,189	$(37,189)	$—	$37,814	$(37,814)	$—
Customer relationships	15,110	(15,110)	—	15,535	(15,535)	—
Leasehold interest	1,271	(484)	787	1,339	(495)	844
	$53,570	$(52,783)	$787	$54,688	$(53,844)	$844
For the three months ended June 30, 2022 and 2021, amortization expense relating to technology and patents is included within cost of goods sold and totaled $0.0 million and $0.2 million in each period, respectively. For the six months ended June 30, 2022 and 2021, amortization expense relating to technology and patents is included within cost of goods sold and totaled $0.0 and $0.3 million in each period, respectively.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The estimated future amortization expense of purchased intangible assets as of June 30, 2022, was as follows (in thousands):

2022 (remaining six months)	$14
2023	29
2024	29
2025	29
2026	29
Thereafter	657
$787
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Employee-related	$15,966	$14,956
Transition services agreement payable (refer to Note 11)	—	823
Operating lease liabilities, current	2,456	2,356
Income and other taxes payable	4,024	2,703
Accrued warranty	670	977
Other accrued expenses	6,211	8,193
	$29,327	$30,008
Warranty accrual
The table below summarizes the movement in the warranty accrual, which is included in accrued and other current liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$966	$1,096	$977	$1,111
Warranty accruals	39	4	103	65
Settlements	(335)	(197)	(410)	(273)
Ending balance	$670	$903	$670	$903

Other noncurrent liabilities
Other noncurrent liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Pension and other employee-related	$2,713	$3,266
Asset retirement obligations	3,535	3,508
Government grant	565	369
Other	—	294
	$6,813	$7,437

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Restructuring Charges
A summary of the current period activity in accrued restructuring costs is as follows (in thousands):

	Employee Severance	Other	Total
Restructuring obligations December 31, 2021	$302	$—	$302
Recoveries	(18)	—	(18)
Cash payments	(284)	—	(284)
Restructuring obligations June 30, 2022	$—	$—	$—
For the six months ended June 30, 2022, the restructuring recoveries related to accrual adjustments for severance and were included within cost of goods sold.
In a second phase of restructuring actions taken in 2020, related to reducing operating expenses and manufacturing costs while maintaining the Company's focus on its core capabilities, in December 2021 the Company exercised its early exit right to terminate the facility lease in Fremont, California. As of June 30, 2022, the Company was in the process of completing final requirements for closure of the lease commitments.
Note 8. Debt
The table below summarizes the carrying amounts and weighted average interest rates of the Company’s debt (in thousands, except percentages):

	June 30, 2022		December 31, 2021
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate
Short-term borrowing:
Note payable to Shanghai Pudong Development Bank	$—	—%	$15,000	0.60%
Unaccreted discount and issuance costs	—		(86)
Short-term borrowing, net	$—		$14,914

Long-term debt, current and noncurrent:
Related party term loan with Lumentum Holdings Inc.	$30,000	4.00%	$—	—%
Borrowing under Wells Fargo Credit Facility	20,571	3.12%	20,338	1.94%
Mitsubishi Bank loans	3,438	1.06%-1.46%	5,000	1.06%-1.46%
Mitsubishi Bank and Yamanashi Chuo Bank loan	2,454	1.07%	3,429	1.06%
Finance lease liability	43		94
Total long-term debt	56,506		28,861
Unaccreted discount and issuance costs	(158)		(180)
Total long-term debt, net of unaccreted discount and issuance costs	$56,348		$28,681
Reported as:
Current portion of long-term debt	$2,449		$2,928
Long-term debt, net of current portion	23,945		25,753
Related party long-term debt	29,954		—
Total long-term debt, net of unaccreted discount and issuance costs	$56,348		$28,681
Notes payable and short-term borrowing
In June 2021, NeoPhotonics (China) Co., Ltd., ("NeoPhotonics China"), a subsidiary of the Company, entered into a credit line agreement with Shanghai Pudong Development Bank Shenzhen Branch (“SPDB”) providing for a line of credit to NeoPhotonics China in an amount of RMB 120,000,000 (approximately $17.9 million) for short-term loans at varying interest rates. The line of credit facility expired on February 23, 2022.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
In June 2021, NeoPhotonics Dongguan Co., Ltd (“NeoPhotonics Dongguan”), also a subsidiary of the Company, entered into a credit line agreement with SPDB providing for a line of credit to NeoPhotonics Dongguan in an amount of RMB 30,000,000 (approximately $4.5 million) for short-term loans at varying interest rates. As of June 30, 2022, there was not an amount outstanding under this credit facility. The line of credit facility expired on February 23, 2022.
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
As of June 30, 2022 and December 31, 2021, there was $0 and $15 million outstanding under the NeoPhotonics China credit facility, respectively. The note payable bore interest at 3.0% (2.4% of which was charged to NeoPhotonics China as a loan fee and paid in the fourth quarter of 2021) and was repaid in March 2022.
There was no amount outstanding under the NeoPhotonics Dongguan line of credit as of June 30, 2022 and December 31, 2021.
As of June 30, 2022 and December 31, 2021, there were no bank acceptance drafts issued in connection under the NeoPhotonics China and the NeoPhotonics Dongguan credit facility.
There were no compensating balances relating to these credit facilities as of June 30, 2022 and December 31, 2021, respectively. Compensating balances are classified as restricted cash on the Company’s condensed consolidated balance sheets.
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
The A&R Credit Agreement provides for borrowings equal to the lower of (a) a maximum revolver amount of $50.0 million, or (b) an amount up to 80% - 90% of eligible accounts receivable plus 100% of qualified cash balances up to $15.0 million, less certain discretionary adjustments ("Borrowing Base"). The maximum revolver amount may be increased by up to $25.0 million, subject to certain conditions.
The A&R Credit Agreement matures on June 30, 2026 and borrowings bear interest, at the Company's option, at an interest rate of either (a) the LIBOR rate, plus an applicable margin ranging from 1.50% to 1.75% per annum, based upon the average excess availability (as defined in the Credit Facility), or (b) the prime lending rate, plus an applicable margin ranging from 0.50% to 0.75% per annum, based upon the average excess availability. The Company is also required to pay a commitment fee equal to 0.25% of the unused portion of the Credit Facility, monthly, in arrears.

The A&R Credit Agreement requires a mandatory prepayment of the borrowings to the extent the outstanding balance is greater than the lesser of (a) the most recently calculated Borrowing Base, or (b) the maximum revolver amount. The Company was required to maintain a combination of certain defined cash balances and unused borrowing capacity under the A&R Credit Agreement of at least $20.0 million, of which at least $5.0 million shall include unused borrowing capacity. As a result of the delayed draw term loan with Lumentum, the defined cash balances and unused borrowing capacity under the A&R Credit Agreement has changed to $30.0 million, of which at least $6.25 million shall include unused borrowing capacity. The Agreement also restricts the Company's ability to dispose of assets, to permit change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments and make certain restricted payments. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets.
The Company was in compliance with the covenants of the A&R Credit Agreement as of June 30, 2022 and December 31, 2021. As of June 30, 2022, the outstanding balance under the A&R Credit Agreement was $20.6 million and the weighted average rate under the LIBOR option was 3.12%. The remaining borrowing capacity as of June 30, 2022 was $15.4 million.
During the three months ended June 30, 2022, $0.1 million of accrued interest was included as a component of the principal amount of the Wells Fargo Credit Facility.
On November 3, 2021, the Company entered into the Merger Agreement, with Lumentum and Neptune Merger Sub, Inc., a wholly owned subsidiary of Lumentum. In connection with the Merger with Lumentum "Related Party", a subordinated unsecured delayed draw term loan facility was agreed to on January 14, 2022. Lumentum will provide up to $50 million in interim debt financing to the Company, which would provide financing that may be necessary to operate the Company's business during the pendency of the Merger on terms that are, taken as a whole, likely better than those that could otherwise be obtained from an unrelated third party. As of June 30, 2022, the Company had drawn $30 million from the facility. The loan has a two-year term and bears interest at the prime rate.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Lumentum credit facility is subordinated to the existing Wells Fargo Facility in right of payment and otherwise pursuant to a subordination agreement entered into between Wells, the Company and Lumentum. The Lumentum credit facility is available to the Company commencing on the closing date of the Lumentum credit facility ("Credit Facility Closing Date") or such later date as agreed to by Lumentum and the Company until the earlier of (a) the date the Merger Agreement is terminated for any reason without the closing of the Merger or (b) the Closing Date of the merger.

The Lumentum credit facility has a financial covenant whereby the Company agrees that, until the termination of all of the commitments and the payment in full of the obligations, the Company will not permit liquidity to be less than (i) $20.0 million at all times prior to the Initial Advance, or (ii) $30.0 million at all times after the Initial Advance a change from the $20.0 million stated in the A&R Credit Agreement. The minimum unused borrowing capacity was increased from $5.0 million as stated in the A&R Credit Agreement to $6.25 million. The Company was in compliance with all covenants as of June 30, 2022. The Company is subject to a number of affirmative and restrictive covenants pursuant to the credit agreement, including minimum liquidity, compliance with applicable laws and regulations, payment of taxes, maintenance of insurance, business combinations, occurrence of additional indebtedness, prepayments of other indebtedness and transactions with affiliates, among other covenants.

As part of the Credit Facility, there are certain clauses where if triggered, the loan would become payable immediately. The Loan Agreement states that the loan, together with all accrued and unpaid interest thereon, shall become due and payable on the date noted and upon the trigger of the following contingencies: (a) if the Merger Agreement is terminated by either Lumentum or the Company, the Parent Termination Fee as defined in the Merger Agreement ($55.1 million) is payable on the date of the termination of the Merger Agreement (the "Merger Termination Date"), (b) if the Merger Agreement is terminated by Lumentum and a new buyer assumes all the rights and obligations of Lumentum, the date that is two years after the Credit Facility Closing Date, (c) if the Merger Agreement is terminated by the Company and the new buyer does not assume all the rights and obligations of Lumentum, the Merger Termination Date, (d) if the Merger Agreement is terminated and no Parent Termination Fee is payable, the date that is two years after the Credit Facility Closing Date.

Mitsubishi Bank loans
On February 25, 2015, the Company entered into certain loan agreements and related agreements with MUFG Bank, Ltd. (the “Mitsubishi Bank”) that provided for (i) a term loan in the aggregate principal amount of 500.0 million JPY ($4.4 million) (the “Term Loan A”) and (ii) a term loan in the aggregate principal amount of one billion JPY (approximately $7.3 million) (the “Term Loan B” and together with the Term Loan A, the “2015 Mitsubishi Bank Loans”). The 2015 Mitsubishi Bank Loans are secured by a mortgage on certain real property and buildings owned by the Company’s Japanese subsidiary. Interest on the 2015 Mitsubishi Bank Loans accrues and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate ("TIBOR") plus 1.40%. The Term Loan A required interest only payments until the maturity date of February 23, 2018, with a lump sum payment of the aggregate principal amount on the maturity date. The Term Loan B requires equal monthly payments of principal equal to 8.3 million JPY (approximately $0.1 million) until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY (approximately $0.1 million) on the maturity date. Interest on the Term Loan B is accrued based upon monthly TIBOR plus 1.40% and is secured by real estate collateral. In conjunction with the execution of the Bank Loans, the Company paid a loan structuring fee, including consumption tax, of 40.5 million JPY (approximately $0.4 million). The Term Loan A of 500.0 million JPY (approximately $4.4 million) was repaid to the Mitsubishi Bank in January 2018.
The 2015 Mitsubishi Bank Loans contain customary representations and warranties and customary affirmative and negative covenants applicable to the Company’s Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The 2015 Mitsubishi Bank Loans contain financial covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with the related covenants as of June 30, 2022 and December 31, 2021. Outstanding principal balance for the Mitsubishi Term Loans was 266.7 million JPY (approximately $2.0 million) as of June 30, 2022.
In March 2017, the Company entered into a loan agreement and related agreements with the Mitsubishi Bank for a term loan of 690.0 million JPY (approximately $5.1 million) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment owned by the Company's subsidiary in Japan. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The loan contains customary covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. The Company was in compliance with these covenants as of June 30, 2022 and December 31, 2021. The loan was available from March 31, 2017 to March 30, 2018 and 690.0 million JPY (approximately $5.1 million) under this loan was fully drawn in March 2017. Outstanding principal balance for the 2017 Mitsubishi Bank Loan was approximately 201.3 million JPY (approximately $1.5 million) as of June 30, 2022.
Mitsubishi Bank and Yamanashi Chuo Bank loan
In January 2018, the Company entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chuo Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $6.2 million) (the “Term Loan C”). The purpose of the Term Loan C is to obtain machinery for the core parts of the manufacturing line and payments for related expenses by the Company's subsidiary in Japan. The Term Loan C requires no additional security. The Term Loan C

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
was available from January 29, 2018 to January 29, 2025. The full amount of the Term Loan C was drawn in January 2018. Interest on the Term Loan C is based upon the annual rate of the three months TIBOR rate plus 1.00%. The Term Loan C requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The Term Loan C loan agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Japanese Subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. The Term Loan C loan agreement contains financial covenants relating to minimum net assets and maximum ordinary loss. The Company was in compliance with these covenants as of June 30, 2022 and December 31, 2021. Outstanding principal balance for the Mitsubishi Bank and Yamanashi Chuo Bank Loan was approximately 333.9 million JPY (approximately $2.5 million) as of June 30, 2022.
As of June 30, 2022, maturities of long-term borrowings are as follows (in thousands):

2022 (remaining six months)	$1,279
2023	2,472
2024	31,838
2025	346
2026	20,571
$56,506

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Leases
The Company has operating leases for offices, research and development facilities and manufacturing facilities. Leases have remaining terms of two years to six years, some of which include options to extend the leases and some of which may include options to terminate the leases within one year. As of June 30, 2022 and December 31, 2021, an asset recorded in property, plant and equipment under a finance lease was immaterial.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$754	$782	$1,512	$1,556
Variable and short-term lease cost	628	671	1,306	1,300
Total lease cost	$1,382	$1,453	$2,818	$2,856
Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,670	$1,680
Weighted average remaining lease term
Operating leases	5.0 years	5.9 years
Weighted average discount rate
Operating leases	6.3%	6.3%
Future minimum lease payments under non-cancelable leases as of June 30, 2022 were as follows (in thousands):

Operating Leases
2022 (remaining six months)	$1,632
2023	3,350
2024	3,331
2025	3,407
2026	3,273
Thereafter	2,128
Total future minimum lease payments	17,121
Less imputed interest	(2,558)
Total	$14,563
As of June 30, 2022 and December 31, 2021, the future minimum lease payments are captured in the Company's Consolidated Balance Sheets as follows:

Operating leases:	June 30, 2022	December 31, 2021
Accrued and other current liabilities	$2,456	$2,356
Operating lease liabilities, noncurrent	12,107	13,441
Total	$14,563	$15,797
Note 10. Japan pension plan
The pension liability related to the Company’s Retirement Allowance Plan (“RAP”) in Japan as of June 30, 2022 was $2.2 million, of which $0.2 million was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet. The pension liability related to RAP in Japan as of December 31, 2021 was $2.7 million, of which $0.3 million, was recorded in accrued and other current liabilities and the remainder in other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Net periodic pension cost associated with this plan was immaterial in the three and six months ended June 30, 2022 and 2021.
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

Finisar Litigation

In January 2010, Finisar Corporation (acquired by II-VI, Inc. in September 2019) ("Finisar"), filed a complaint in the U.S. District Court for the Northern District of California, against Source Photonics, Inc., MRV Communications, Inc., Oplink Communications, Inc. and the Company, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents. In 2011 the Company and Finisar agreed to suspend their respective claims and in 2012 the Company and Finisar further agreed to toll their respective claims. While there has been no action on this matter since 2012, the Company is currently unable to predict the outcome of this dispute and therefore cannot estimate a range of possible loss, if any.

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

At June 30, 2022 and December 31, 2021, the amount payable by the Company to APAT OE under the settlement agreement was $0 and approximately $0.8 million, respectively, and is included in Accrued and other current liabilities in the caption "Transition services agreement payable" (See Note 6). APAT OE has repaid the full amount of the Transition Services Agreement Receivable owed to the Company and there is currently no balance remaining as of June 30, 2022 (See Note 6).

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

Note 12. Stockholders’ equity
Common Stock
As of June 30, 2022, the Company had reserved 5,821,355 common stock for issuance under its equity incentive plans.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2021	$2,603	$(227)	$2,376
Other comprehensive loss, net of taxes of zero	(11,158)	—	(11,158)
Balances at June 30, 2022	$(8,555)	$(227)	$(8,782)

No material amounts were reclassified out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2022 and 2021 for realized gains or losses on available-for-sale securities.
Accumulated Deficit
Approximately $10.5 million of the Company’s retained earnings within its total accumulated deficit as of December 31, 2021 was subject to restriction due to the fact that the Company’s subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year end to fund statutory common reserves.
Note 13. Restricted net assets
The Company’s consolidated subsidiaries operating in China and Japan are restricted from transferring funds or assets to its parent company in the form of cash dividends, loans or advances. As of June 30, 2022 and December 31, 2021, the Company's consolidated subsidiaries had $10.7 million and $11.4 million, respectively, of restricted net assets. This compares to the Company's consolidated net assets of $152.3 million and $153.0 million as of June 30, 2022 and December 31, 2021, respectively, which consisted of (in thousands):

	June 30, 2022	December 31, 2021
Cash restricted in China due to unpaid employee benefits and unfulfilled government grants	$—	$49
China earnings restricted to fund statutory common reserves in China	9,938	10,463
Loan agreements in Japan requiring local subsidiaries to maintain minimum net asset levels	735	869
Total restricted net assets in the Company's consolidated subsidiaries	$10,673	$11,381
Note 14. Stock-based compensation
The following table summarizes the stock-based compensation expense recognized in the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$404	$572	$929	$1,120
Research and development	794	744	1,568	1,606
Sales and marketing	400	261	785	815
General and administrative	1,011	763	1,942	2,076
	$2,609	$2,340	$5,224	$5,617

As of June 30, 2022 and December 31, 2021, stock-based compensation capitalized in inventories totaled $0.3 million and $0.4 million, respectively.

Determining Fair Value
The Company estimated the fair value of certain stock-based awards using a Black-Scholes-Merton valuation model.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Stock Options and Restricted Stock Units (RSUs)
The following table summarizes the Company’s stock option and RSU activity, excluding market and performance-based RSUs, during the six months ended June 30, 2022:

	Stock Options	Restricted Stock Units
	Number of Shares	Number of Units
Balance as of December 31, 2021	1,279,222	3,387,315
Granted	—	72,730
Exercised/Converted	(114,155)	(420,222)
Cancelled/Forfeited	(1,500)	(69,387)
Balances at June 30, 2022	1,163,567	2,970,436
At June 30, 2022, the Company had $0.0 million of unrecognized stock-based compensation expense for stock options, net of estimated forfeitures. At June 30, 2022, the Company had $16.7 million of unrecognized stock-based compensation expense for RSUs, excluding market and performance-based RSUs, net of estimated forfeitures.
Market-based Restricted Stock Units
As of June 30, 2022, the Company has granted 705,000 shares of market-based RSUs and 132,625 shares remain outstanding to certain employees. These RSUs vest if the 30-day weighted average closing price of the Company's common stock is equal to or greater than certain price targets per share and the recipients remain in continuous service with the Company through such service period. A total of 438,375 market-based RSUs have vested and 134,000 market-based RSUs have been cancelled/forfeited through June 30, 2022. As of June 30, 2022, the Company had $0.0 million of unrecognized stock-based compensation expense for these RSUs, net of estimated forfeitures. The fair value of market-based RSUs was measured on the grant date using Monte Carlo simulation model with the following assumptions:

Assumptions Used
Weighted-average volatility	66%
Risk-free interest rate	2.79%
Expected dividends	0%
Performance-based Restricted Stock Units
In April 2020, the Company granted 90,400 shares of performance-based RSUs to certain employees. These RSUs will vest upon certification by the Board of Directors or the Compensation Committee that the Company has achieved at least $425 million in revenue over four consecutive fiscal quarters and the recipients remain in continuous service with the Company through such service period. None of these performance-based RSUs were vested and 14,950 of these performance-based RSUs had been cancelled/forfeited through June 30, 2022.

In July 2021, the Company granted 165,000 shares of performance-based RSUs to certain employees. These RSUs will vest upon certification by the Board of Directors or the Compensation Committee that the Company has achieved at least $100 million in revenue from Data Center Customers as measured over four consecutive quarters and the recipients remain in continuous service with the Company through such service period. None of these performance-based RSUs were vested nor have any been cancelled/forfeited through June 30, 2022.

Stock Appreciation Units (SAUs)
SAUs are liability classified share-based awards. Outstanding SAUs are re-measured each reporting period at fair value until settlement. The Company did not grant any SAUs during the three and six months ended June 30, 2022 or 2021. As of June 30, 2022 and December 31, 2021, there were 25,000 and 25,000 SAUs outstanding, respectively, and related SAU liabilities were $0.3 million and $0.3 million, respectively.

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
Note 15. Income taxes
The income tax provision in the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax provision	$(2,521)	$(192)	$(3,093)	$(823)

The Company’s income tax provision in the three and six months ended June 30, 2022 and 2021 was primarily related to income taxes on earnings from its foreign tax jurisdictions.
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
As of June 30, 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2021.
The 2017 Tax Cuts and Jobs Act amended Sec. 174 to require that specified research and experimental (SR&E) expenditures be capitalized and amortized over five years or fifteen years depending on where the expenditures are incurred. This provision applies to tax years beginning on or after January 1, 2022. The final FTC regulations were published in the Federal Register on January 4, 2022. There are significant changes and updates for allocation and apportionment of foreign taxes, creditability of foreign taxes and other provisions affecting FTC calculation. These provisions are generally effective for foreign taxes paid or accrued in tax years beginning on or after December 28, 2021. Due to full valuation allowance position for the U.S. jurisdiction, the Company does not believe both provisions have material impact on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2022 and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K. References to “NeoPhotonics,” “we,” “our,” and “us” are to NeoPhotonics Corporation unless otherwise specified or the context otherwise requires.
This Quarterly Report on Form 10-Q for the period ended June 30, 2022 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2022 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.
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

We integrate our lasers and our high performance coherent optical components into transmit/receive modules, or transceivers. Our high-speed transceiver modules, which can operate at data rates including 400G, for example our 400ZR and 400ZR+ coherent pluggable modules, enable new, lower cost network architectures using IP over DWDM protocols. The emergence of such 400ZR and 400ZR+ pluggable modules extends our capabilities to a new, rapidly expanding market. Such modules put the full coherent transmission capabilities of a line card into the same form factor as a pluggable client side transceiver, enabling interconnects between data centers to be nearly as simple as interconnects within a data center, substantially reducing costs and complexity.

Over the past decade we have been first to deliver commercial mass production volumes for each of the highest speed advances in coherent optical components and lasers, as maximum speeds have advanced for each wavelength, or color, from 100G to 200G, 400G, 600G and 800G. We are a specialist in developing and producing products for the highest speed over distance applications, where high baud rate, laser signal clarity and high sensitivity are keys to achieving longer distances for a given speed.

We believe we are well positioned to attain and maintain industry leadership in these lasers, component and module solutions based on our leadership in the ultra-pure light lasers which power them and our comprehensive Silicon Photonics and compound semiconductor technologies for optical devices and optical ICs.

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

We believe we are a global leader in coherent transmission technology, based on our leadership in ultra-pure light lasers, Silicon Photonics and optical integration for miniaturization and low power consumption. We sell to virtually all of the leading telecom network equipment companies such as ADVA, Arista Networks, Ciena, Cisco Systems, Fiberhome, Fujitsu, Huawei, Infinera, NEC, Nokia and ZTE, as well as to certain Cloud and hyperscale data center operators.

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

Our High Speed Products for data rates of 100G, 400G, 600G, 800G and above were 94% of our revenues for the three months ended June 30, 2022 and 2021. “High Speed Products” refers to transmitter and receiver products as well as switching and other component products designed for 100G and beyond optical transmission applications. Our high-speed 100G and beyond products are based on our Advanced Hybrid Photonic Integration technologies, which support 100 gigabits or more per second of information transmitted over a single channel. Our 400G and above products are a subset of our High Speed Products.

Revenue from products designed for use in 400G and above applications was $61.2 million in the three months ended June 30, 2022 representing 64% of total revenues and growth of 105% over the same period a year ago. Products capable of data rates of 400G and above have accounted for more than 10 percent of our revenue since 2018 and have increased from $44 million in 2019 to $86 million in 2020, to $148 million in 2021, such that revenue from products for 400G and above applications reached 51% of revenues in 2021. (Our 400G capable products are defined as products capable of 50 Gbaud and above operation plus lasers purchased specifically for systems with maximum data rates of 400G or higher.) We believe that the market for 400G and above products will grow at a five-year compound annual growth rate of 60 percent through 2025. We therefore expect our 400G and above revenues will continue to grow at an accelerated rate over the immediate and longer term.

Macroeconomic Factors

We continue to manage through external macro situations that have had a material impact on our business: The Covid-19 Pandemic and associated supply chain disruptions, increasing inflation and the U.S. Department of Commerce restrictions on Huawei Technologies.

The Covid-19 pandemic continues to impact our business, the business of our customers and suppliers and how we execute our business. The pandemic is currently causing industry wide supply chain shortages, particularly for semiconductor chips. In the second quarter of 2022, these shortages had a negative impact on our revenue of approximately $10 million. We expect the supply chain disruption will continue at some level for several quarters. Our priorities to address the impacts of the global pandemic on our operations are as follows:

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

Our operations and products support essential communications networks globally. We continue to adjust comprehensive business continuity plans to ensure that we are able to deliver for our customers. We are working closely with our supply chain partners globally to ensure we have access to critical components, as we see strong demand for our products supporting increased network bandwidth, and as key semiconductor components globally have moved into shortage. To ensure continued supply, we continually access the spot buy markets and we are impacted by increases in the cost of some components.

On May 16, 2019, BIS added Huawei and certain affiliates to the Entity List, and in May 2020, BIS added Fiberhome Technologies Group to the Entity List, denying both the ability to purchase products, software and technology that are subject to EAR. We are committed to EAR compliance in each of the locations in which we do business. On August 17, 2020, BIS increased restrictions on Huawei and its affiliates on the Entity List related to items produced domestically and abroad that use U.S. technology or software and imposed additional requirements for items subject to Commerce export control. On October 5, 2020, we announced that we will manage the business without relying on future revenue contributions from Huawei. We subsequently determined that one product category is not produced with U.S. technology and we subsequently resumed shipments to Huawei. These shipments declined to modest single digit percentage of revenue in the first quarter of 2022 and remained there in the second quarter. We expect revenue from Huawei to remain at this level or below.

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

Results of Operations
Revenue
Our business is focused on the highest speed digital optics and signal processing communications applications. In the three and six months ended June 30, 2022, our High Speed Products for data rates of 100G and beyond comprised 94% of our revenues.
We sell substantially all of our products to original equipment manufacturers ("OEMs") and their contract manufacturers. Revenue is recognized upon transfer of control of the product to the buyer. We price our products based on market and competitive conditions and may periodically change the price of our products as market and competitive conditions change or as manufacturing costs change. Our first quarter revenue is typically seasonally lower than the rest of the year primarily due to the impact of annual price negotiations with customers that occur at the end of the prior year and lower capacity utilization during the holidays in China. Our sales transactions to customers are denominated primarily in U.S. dollars.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
High Speed Products	$88,999	$61,032	$27,967	46%	$172,580	$118,305	$54,275	46%
Network Products and Solutions	6,007	3,978	2,029	51%	11,694	7,630	4,064	53%
Total revenue	$95,006	$65,010	$29,996	46%	$184,274	$125,935	$58,339	46%

 We generate most of our revenue from a limited number of customers. In the three months ended June 30, 2022, three customers each were greater than 10% of our revenue and our top five customers during this period represented 83% of total revenue. In the three months ended June 30, 2021, three customers each were greater than 10% of revenue and our top five customers during this period represented 77% of total revenue. In the six months ended June 30, 2022, three customers were each greater than 10% of the Company’s total revenue and the Company's top five customers represented approximately 81% of the Company’s total revenue. In the six months ended June 30, 2021, four customers were greater than 10% and the Company’s top five customers represented approximately 76% of the Company’s total revenue.

Huawei declined to less than 5% of revenue for the three and six months ended June 30, 2022 as a continuing result of restrictions announced by the U.S. Department of Commerce BIS on August 17, 2020.

Three Months Ended June 30, 2022 Compared With Three Months Ended June 30, 2021
Total revenue increased by $30.0 million, or 46%, in the three months ended June 30, 2022 compared to the same period in 2021 primarily on increased volume of shipments. Our High Speed Product revenue increased $28.0 million, or 46%, and our Networking Products and Solutions revenue increased $2.0 million, or 51% for the three months ended June 30, 2022 compared to the same period for 2021. Our highest speed 400G and above product revenue increased by 105% for the three months ended June 30, 2022 compared to the same period in 2021. The 400G and above product revenue represented 64% of total revenue compared to 46% for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared With Six Months Ended June 30, 2021

Total revenue increased by $58.3 million, or 46%, in the six months ended June 30, 2022 compared to the same period in 2021 primarily on increased volume of shipments. Our High Speed Product revenue increased $54.3 million, or 46%, and our Networking Products and Solutions revenue increased $4.1 million, or 53% for the six months ended June 30, 2022 compared to the same period for 2021. Our highest speed 400G and above product revenue increased by 89% for the six months ended June 30, 2022 compared to the same period in 2021. The 400G and above product revenue represented 63% of total revenue compared to 49% for the six months ended June 30, 2021.

Three and Six Months Ended June 30, 2022 Compared With Three and Six Months Ended June 30, 2021

In the three and six months ended June 30, 2022 and 2021, respectively, revenue from China, Americas and rest of the world, based on the ship to location requested by the customer was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
China	17%	38%	20%	32%
Americas	14%	9%	14%	9%
Rest of world	69%	53%	66%	59%
Total revenue	100%	100%	100%	100%
Geographic revenue represents the shipment location and frequently changes based on the location of contract manufacturing, rather than end customer location. Shipments to the Americas and to the rest of the world are mainly to contract manufacturers for non-China based network equipment manufacturers ("NEMs").

We believe we will continue to be an industry leader for the highest speed over distance network solutions, supplying customers with components and modules which deliver the highest bandwidth per wavelength and per fiber for long distances. Our High Speed Product group consistently represents 94% or more of our business. Since launching 400ZR and 400ZR+ pluggable coherent modules in the fourth quarter of 2019, we have shipped units for qualification to multiple hyper scale customers. In addition, we are shipping initial quantities of our newest 96 Gbaud component suite for 800G DCI and 400G long-haul transmissions. We believe these high-performance products will bring accelerating revenue growth and our technology enables potential expansion into other adjacent markets.
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

As a manufacturing company, our margins are sensitive to changes in volume and factory utilization. We have made significant operational improvements with solid progress on cost reductions, yield improvement and effective cost absorption through higher volume in addition to reducing depreciation costs. With our higher business volume in the three and six months ended June 30, 2022 compared to June 30, 2021, we were better able to utilize our factories and improve cost absorption.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of goods sold	$61,935	$55,135	$6,800	12%	$123,914	$102,721	$21,193	21%
Gross profit	$33,071	$9,875	$23,196	235%	$60,360	$23,214	$37,146	160%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross profit as a % of revenue	35%	15%	33%	18%
Three Months Ended June 30, 2022 Compared With Three Months Ended June 30, 2021
Gross profit increased by $23.2 million, to $33.1 million, in the three months ended June 30, 2022, compared to $9.9 million in the same period in 2021. Gross margin increased to 35% in the three months ended June 30, 2022, compared to 15% in the same period a year ago. The increase in gross profit is primarily related to the increase in volume, product cost reduction and lower inventory reserves, with additional benefit from improved factory utilization.
Six Months Ended June 30, 2022 Compared With Six Months Ended June 30, 2021

Gross profit increased by $37.1 million, to $60.4 million, in the six months ended June 30, 2022, compared to $23.2 million in the same period in 2021. Gross margin increased to 33% in the six months ended June 30, 2022, compared to 18% in the same period a year ago. The increase in gross profit is primarily related to the increase in volume, product cost reductions with additional benefit from improved factory utilization.

Operating Expenses
Personnel costs are the most significant component of operating expenses and consist of costs such as salaries, benefits, bonuses, stock-based compensation and other variable compensation.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$14,736	$15,410	$(674)	(4)%	$29,834	$28,508	$1,326	5%
Sales and marketing	3,742	3,362	380	11%	7,428	7,227	201	3%
General and administrative	9,228	7,398	1,830	25%	19,022	14,692	4,330	29%
Acquisition and asset sale related costs	638	(36)	674	1,872%	1,543	127	1,416	1,115%
Restructuring charges	—	22	(22)	(100)%	—	22	(22)	(100)%
Asset impairment charges	30	—	30	—%	443	—	443	—%
Facility shut down related costs	209	—	209	—%	509	—	509	—%
Litigation settlements	(12)	—	(12)	—%	37	—	37	—%
Gain on asset sales	(1,866)	—	(1,866)	—%	(1,980)	—	(1,980)	—%
Total operating expenses	$26,705	$26,156	$549	2%	$56,836	$50,576	$6,260	12%

Research and development
Research and development expense consists of personnel costs, including stock-based compensation, for our research and development personnel, and product development costs, including engineering services, development software and hardware tools, depreciation of equipment and facility costs. We record all research and development expense as incurred.

Three Months Ended June 30, 2022 Compared With Three Months Ended June 30, 2021

Research and development expense of $14.7 million, or 16% of revenue, decreased $0.7 million in the three month period ended June 30, 2022, compared to $15.4 million for the same period in 2021. The decrease was due to a combination of lower depreciation expense and lower professional and outside service fees, off-set by increased employee compensation.

Six Months Ended June 30, 2022 Compared With Six Months Ended June 30, 2021

Research and development expenses of $29.8 million or 16% of revenue, increased $1.3 million in the six months ended June 30, 2022 compared to $28.5 million for the same period in 2021. The increase was due to a combination of higher materials expenses and employee compensation, off-set by lower depreciation expense.

We focus our research and development efforts to continue pushing the performance leadership boundaries and believe that investments are important to help meet our strategic objectives. We plan to continue to invest in research and development activities, including new products that we believe will further enhance our competitive position and expand our revenue stream. As a percentage of total revenue, our research and development expense may vary as our investment and revenue levels change over time.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including stock-based compensation and other variable compensation, costs related to sales and marketing programs and services and facility costs.

Three Months Ended June 30, 2022 Compared With Three Months Ended June 30, 2021

Sales and marketing expense increased by 11% to $3.7 million in the three months ended June 30, 2022 compared to $3.4 million for the three months ended June 30, 2021, primarily due to employee compensation.

Six Months Ended June 30, 2022 Compared With Six Months Ended June 30, 2021

Sales and marketing expense increased by 3% to $7.4 million in the six months ended June 30, 2022 compared to $7.2 million for the six months ended June 30, 2021, primarily due to employee compensation.

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

Three Months Ended June 30, 2022 Compared With Three Months Ended June 30, 2021

General and administrative expense increased $1.8 million to $9.2 million in the three months ended June 30, 2022, compared to $7.4 million for the same period in 2021. The increase is due to $1.4 million of retention costs related to the acquisition and the remainder is primarily due to increased use of outside consultants.

Six Months Ended June 30, 2022 Compared With Six Months Ended June 30, 2021

General and administrative expense increased $4.3 million to $19.0 million in the six months ended June 30, 2022 compared to $14.7 million for the same period in 2021. The increase is due to $2.8 million of retention costs related to the acquisition and the remainder is primarily due to increased use of outside consultants.

Acquisition and asset sale related costs

Acquisition and asset sale related costs consist of legal, advisory, and other fees related to actual and potential future acquisition and divestiture activity by the Company.

Three Months Ended June 30, 2022 Compared With Three Months Ended June 30, 2021

For the three months ended June 30, 2022, we incurred $0.6 million of acquisition and asset sale related costs, compared to a small credit for the same period in 2021. The increase was primarily the result of advisory and support fees that were related to the proposed merger.

Six Months Ended June 30, 2022 Compared With Six Months Ended June 30, 2021

For the three months ended June 30, 2022, we incurred $1.5 million of acquisition and asset sale related costs, compared to a $0.1 million for the same period in 2021. The increase was primarily due to advisory and support fees that were related to the proposed merger.

Other Operating Expenses

Other operating expenses for the three and six months ended June 30, 2022 had no comparable expenses for the three and six months ended June 30, 2021.

Asset impairment charges were less than $0.1 million for the three months ended June 30, 2022 and were $0.4 million for the six months ended June 30, 2022. The charges were primarily for a write-down of cash held in the Company's Russian subsidiary NeoPhotonics Technics LLC as a result of sanctions imposed by the U.S. Treasury on the country of Russia's financial institutions in February 2022.

Facility shut down related costs were $0.2 million for the three months ended June 30, 2022 and $0.5 million for the six months ended June 30, 2022. The costs were incurred as a result of closure of our Fremont, California facility, as the Company exercised its early exit right to terminate the facility lease. As of June 30, 2022, the Company was in the process of completing final requirements for closure of the lease commitments.

Litigation settlements were for legal fees on various litigation issues and resulted in a small credit for the three months ended June 30, 2022 and less than $0.1 million for the six months ended June 30, 2022.

Gain on asset sale was $1.9 million and $2.0 million for the three and six months ended June 30, 2022, respectively. On March 23, 2022, the Company entered into an Asset Purchase Agreement and Subscription Agreement with BluGlass Inc. whereby the Company would sell its equipment and other assets at the Company’s facility in Fremont, California, in exchange for cash consideration and publicly traded shares of BluGlass Limited (BLG.AX), of which BluGlass Inc. is a wholly-owned subsidiary. The transaction was completed in the second quarter of 2022 and the Company received $1.8 million in cash and an additional $0.4 million in cash from the sale of the shares, resulting in a gain of $1.9 million for the three months ended June 30, 2022. The gain for the six months ended June 30, 2022 included the gain from the agreement with BluGlass Inc. and a net gain on dispositions of various assets in the United States and Japan.

Interest and other income (expense), net
Interest income consists of income earned on our cash, cash equivalents and short-term investments, as well as restricted cash. Interest expense consists of amounts incurred for interest on our bank and other borrowings. Other income (expense), net is primarily made up of government subsidies as well as foreign currency transaction gains and losses. The functional currency of our subsidiaries in China is the RMB and of our subsidiary in Japan is the JPY. The foreign currency transaction gains and losses of our subsidiaries in China and Japan primarily include unrealized foreign exchange gains and losses from the mark-to-market of U.S. dollar based assets and liabilities in China and Japan.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest income	$147	$140	$7	5%	$218	$245	$(27)	(11)%
Interest expense	(510)	(220)	(290)	132%	(865)	(447)	(418)	94%
Other income (expense), net	5,823	(880)	6,703	762%	6,218	263	5,955	2,264%
Total	$5,460	$(960)	$6,420	669%	$5,571	$61	$5,510	9,033%
Three Months Ended June 30, 2022 Compared With Three Months Ended June 30, 2021
Interest income remained relatively flat in the three months ended June 30, 2022 compared to the same period a year ago. Interest expense increased by $0.3 million in the same period due to Lumentum term loan interest incurred in the three months ended June 30, 2022. Other income (expense), net increased by $6.7 million in the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to the U.S. dollar appreciation against both the Chinese Renminbi and Japanese Yen for the current period compared to weakening in the prior year period.
Six Months Ended June 30, 2022 Compared With Six Months Ended June 30, 2021

Interest income remained relatively flat in the six months ended June 30, 2022 compared to the same period a year ago. Interest expense increase by $0.4 million in the same period due to Lumentum term loan interest incurred in the six months ended June 30, 2022. Other income (expense), net increased by $5.9 million in the six months ended June 30, 2022 compared to the same period in 2021 primarily due to the U.S. dollar appreciation against both the Chinese Renminbi and Japanese Yen for the current period compared to weakening against the Chinese Renminbi and a smaller appreciation against the Japanese Yen in the prior year period.
Income taxes
We conduct our business globally and our operating income is subject to varying rates of tax in the U.S., China, Japan and other various foreign jurisdictions. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations in each geographical region.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income tax (provision)	$(2,521)	$(192)	$(2,329)	1,213%	$(3,093)	$(823)	$(2,270)	276%

Our income tax provision in the three and six months ended June 30, 2022 and 2021 was primarily related to the operating profit realized in our foreign subsidiaries in Japan and China. Historically, we have experienced net losses in the U.S. and in the short term, we expect this trend to continue.
Liquidity and capital resources
As of June 30, 2022, our principal source of liquidity consisted of approximately $104.8 million of cash and cash equivalents and our short-term investments, of which approximately $35.0 million was held by subsidiaries outside of the United States. Cash, short-term investments and restricted cash held outside of the U.S. may be subject to taxes if repatriated and may not be immediately available for our working capital needs.
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
As of June 30, 2022, our total indebtedness was primarily comprised of borrowings under our credit facilities totaling $56.5 million (at gross amounts exclusive of debt discounts and issuance costs) consisting of:
•Borrowings under our Wells Fargo credit facility of $20.6 million
•Term loan of $30.0 million from Lumentum; and,

•Borrowings of $5.9 million from our credit facilities in Japan.
In addition to our cash, we had approximately $15.4 million of additional liquidity available to us, of which $6.25 million is required to be maintained as unused borrowing capacity, under our $50.0 million credit facility with Wells Fargo Bank. We also have additional liquidity available to us of up to $20.0 million from our credit facility with Lumentum.
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
Cash flow discussion
The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(10,077)	$(21,675)
Net cash used in investing activities	(2,802)	(4,451)
Net cash provided by (used in) financing activities	13,291	(2,248)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,215)	99
Net decrease in cash, cash equivalents and restricted cash	$(803)	$(28,275)
Operating activities
Net cash used in operating activities decreased to $10.1 million in the six months ended June 30, 2022 compared to $21.7 million net cash used in operating activities in the same period in 2021. The decrease is due to the increase in net income of $34.1 million. Cash outflow from working capital of $25.4 million was primarily driven by increases in accounts receivable and inventories, offset by an increase in accounts payable and a decrease in accrued and other liabilities. The increase in accounts receivable is primarily due to increased sales from our High Speed products, as well as the timing of shipments due to the ongoing supply chain challenges. The increase in inventory and accounts payable is due to increased procurement to support our future growth.
Investing activities
Net cash used in investing activities was $2.8 million in the six months ended June 30, 2022, compared to $4.5 million used in investing activities in the same period in 2021. The decrease in cash flows used in investing activities was primarily due to higher proceeds from sales of assets.
Financing activities
Net cash provided by financing activities was $13.3 million in the six months ended June 30, 2022, compared to $2.2 million used in financing activities in the same period in 2021. The increase in cash flows provided by financing activities was primarily due to the $30.0 million in proceeds received from Lumentum under the term loan, offset by the repayment of the Shanghai Pudong Development Bank note.
Off-balance Sheet Arrangements
As of June 30, 2022, we did not have any significant off-balance sheet arrangements.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) for the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the Covid-19 pandemic. We are continually monitoring and assessing the impact of the Covid-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
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
We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business. Uncertainty regarding the outcome of the Merger and our future, including if regulatory approval for the merger is delayed or extended, could disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords, and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Continued uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also result in negative publicity and a negative impression of us in the financial markets, and it has led to, and may result in additional, litigation against us and our directors and officers. Such litigation is distracting to management and, may, in the future, require us to incur significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.
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
We and our directors were named as defendants in several lawsuits brought by purported stockholders challenging the Merger and seeking various forms of injunctive and declaratory relief, as well as awards of damages, costs, expert fees, and attorneys’ fees. While the plaintiffs in these lawsuits have dismissed their claims, we may be subject to additional future litigation challenging the Merger. One of the conditions to the completion of the Merger is that no injunction by any governmental entity of competent jurisdiction, such as a court, will be in effect that prohibits or makes illegal the consummation of the Merger. As such, if any future legal actions result in an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective or from becoming effective within the expected timeframe, either of which could substantially harm our business.
Risks Associated with Our Business
*Supply constraints and resulting manufacturing problems have impacted our manufacturing yields, have resulted in delays in product shipments to customers, and have adversely impacted our revenue, and until such supply constraints are resolved, could in the future adversely affect our revenue, competitive position, and reputation.
Our products contain purchased components including electronic components and semiconductors. Due to the global shortages in the supply of semiconductors and other electronic components, we have experienced delays and disruptions in our manufacturing operations as well as increased costs to ensure supply. These delays and disruptions have adversely impacted component manufacturing volumes and have resulted in delays in our product shipments. As a result, product shipments to our customers have been delayed beyond the shipment schedules requested by our customers, which has negatively affected our revenue and margins.
It is unclear when the global shortage in the supply of semiconductors and components will be resolved. Global events, such as the continuing Covid-19 pandemic, transportation delays, and the armed conflict in Ukraine, may extend the shortages or cause additional shortages. Until the global shortage in the supply of semiconductors is resolved, our manufacturing volumes and shipment dates to customers and product costs may continue to be adversely impacted. Continued shortages in the supply of semiconductors and other electronic components may also cause us to experience quality control problems in our manufacturing operations, could negatively affect our competitive position and reputation, and we may be unable to meet our growth and revenue targets due to an inability to purchase sufficient components for our products to satisfy customer demand.
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
The telecommunications systems market is concentrated with approximately ten global network equipment manufacturing companies having collectively more than 90% market share. We have generated most of our revenue from a limited number of customers. Our top five customers accounted for 83% of our revenue in the three months ended June 30, 2022 and 77% in the three months ended June 30, 2021. Three customers were greater than 10% of our revenue for the three months ended June 30, 2022 and three customers were greater than 10% for the three months ended June 30, 2021.
The lack of significant growth from, the loss of, or a significant reduction in orders from any of our major customers would materially and adversely affect our revenue and results of operations. The reduction in revenue from Huawei due to BIS restrictions has had a material adverse effect on our results of operations and our sales to Huawei are expected to remain at this lower level.
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

*Persistent inflation and economic uncertainty may negatively impact our business.
Inflation in the United States and worldwide has increased our costs and may result in additional cost increases, may cause additional shortages of supplies and components that are critical to the manufacturing of our products, may increase cost of borrowing through our lines of credit, and may reduce our purchasing power, all of which would have a negative impact on our results of operation. Because of competition with our competitors and pressure from our customers, we may not be able to offset the impacts of inflation in our pricing of our products. Additionally, continued economic uncertainty may result in our customers decreasing, canceling, or delaying purchase orders already placed.
*We are under continuous pressure to reduce the prices of our products, which has adversely affected, and may continue to adversely affect, our gross margins.
The communications networks industry has been characterized by declining product prices over time as technological advances improve performance of new products and put pressure on existing products to reduce prices. We have reduced the prices of many of our products in the past, most often during annual end-of-year price negotiation. Despite inflation and semiconductor shortages, we expect pricing pressure for our products to continue. To maintain or increase their market share, our competitors also reduce prices of their products each year. In addition, our customers may seek to internally develop and manufacture competing products at a lower cost, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs, or introducing new products, our gross margin would be adversely affected.
If our key customers do not qualify our products for use or do not award us design wins, then our results of operations may suffer.
Prior to placing volume purchase orders with us, most of our customers require us to obtain their approval, a process called qualification, for our new and existing products. Our customers often audit our manufacturing facilities and perform other evaluations during this process. The qualification process involves product sampling and reliability testing and collaboration with our product management and engineering teams in the design and manufacturing stages. If we are unable to qualify our products with customers, then our revenue would be lower than expected and we may not be able to recover the costs associated with the qualification process which would have an adverse effect on our results of operations.
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
While many of our products are manufactured internally, we also rely upon contract manufacturers in Thailand, China, Japan, other Asia locations, and Canada to provide back-end manufacturing and production for some of our products. Our reliance on contract manufacturers for some of our products makes us vulnerable to possible production capacity constraints, reduced control over their supply chains, delivery schedules, manufacturing yields, manufacturing quality controls, and costs. If one of our contract manufacturers is unable to meet our customer demand in a timely fashion, whether due to their direct operating control, due to their supply chain, due to the Covid-19 pandemic, or due to any other factors, this could have a material adverse effect on the revenue from our products.
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
We make planning and spending decisions based on our estimates of customer requirements. The short-term nature of commitments by many of our customers, and the possibility of unexpected changes in demand for their products, reduce our ability to accurately estimate future customer requirements. Additionally, due to global semiconductor and electronic component shortages, the purchase lead time for many of our components has increased substantially, in some cases to over a year. To ensure that we have sufficient components to build our products to meet expected customer demands, we have placed non-cancellable orders for these components. A sudden reduction in customer demand for any reason, including market downturns, and geopolitical or armed conflicts events would have a material adverse effect on our operating results, as occurred in 2017 and 2020, because many of our costs and operating expenses are relatively fixed.
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
We have had a history of losses and we may incur additional losses in future periods. As of June 30, 2022, our accumulated deficit was $453.6 million. Due to global semiconductor and component shortages, shipments to our customers were delayed, and as a result, our revenue suffered in 2021 and in the first half of 2022. Our inability to purchase sufficient semiconductors and other components to meet customer demand for our products may result in additional losses in 2022.
We continue to review our expenditures related to the ongoing operations of our business for their effectiveness. We plan to make adjustments to our expenditures as needed, including expenditures related to the sales, marketing and development of our products and to maintain our manufacturing facilities and research and development operations. Operations and assets that are deemed to be less effective have been and may in the future be subject to restructuring, which could lead to increased operating losses in future periods when and if restructuring charges are incurred.
The majority of our customer contracts do not commit customers to specified buying levels, and many of our customers may decrease, cancel, or delay their buying levels at any time with little or no advance notice to us.
Our products are typically sold pursuant to individual purchase orders. Our customers are typically not contractually committed to buy any quantity of products beyond firm purchase orders. Many of our customers may increase, decrease, cancel or delay purchase orders already in place, which may impact our level of business. In addition, customers may use a vendor-managed inventory ("VMI"), model, which is a process by which we ship agreed quantities of products to a customer-designated location and those products remain our inventory and we retain the title and risk of loss for those products until the customer takes possession of the products.

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
Any additions to or changes in laws, rules, or regulations may result in our inability to ship products to customers, a reduction in the type or quantity of products we can ship, or our inability to use existing suppliers, resulting in negative impacts on our cost structure and results of operation. Various newly enacted and proposed laws and regulations, such as the recently implemented U.S. Uyghur Forced Prevention Act and the proposed new regulations in the United States on Information and Communications Technology and Services (“ICTS”) and the Export Control Law (“ECL”) enacted in China, could result in new licensing requirements delays, restrictions, or prohibitions on the import, export, or sale of our products to various countries or customers.
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
Large volumes of communications equipment and support structures are installed with considerable expenditures of funds and other resources, and long investment return period expectations. At the component supplier level, these cycles create considerable, typically multi-year, gaps between the commencement of new product development and volume purchases. Due to changing industry and customer requirements, we are constantly developing new products, including seeking to further integrate functions on PICs and developing and using new technologies in our products. These development activities necessitate significant investment of capital. Our new products often require a long time to develop because of their complexity and rigorous testing and qualification requirements. Accordingly, we and our competitors often incur significant research and development and sales and marketing costs for products that, initially, will be purchased by our customers long after much of the cost is incurred and, in some cases, certain products may never be purchased due to changes in industry or customer requirements in the interim.
*We may be subject to disruptions or failures in information technology systems and network infrastructures that could have a material adverse effect on our business and financial condition.
We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. A disruption, infiltration or failure of our information technology systems as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, cyber-attacks, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. Any of these events could harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages, and materially adversely affect our business and financial condition.
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
To the extent the Covid-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, including reduced spending for communications networks, fluctuations in customer demand, manufacturing and supply constraints, and our ability to raise capital (if necessary).
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
Negative developments in any of these areas in China, Japan, Canada, Thailand or other countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, higher labor costs, and a higher cost of doing business.
In addition, although we maintain an anti-corruption compliance program throughout our company, violations of our compliance program may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business.
*Our revenue product mix and related costs will fluctuate over time, making it difficult to predict our gross margins and future results of operations.
Our revenue product mix, gross margin, and results of operations have varied significantly and are likely to continue to vary from quarter-to-quarter due to a number of factors, many of which are not within our control. We may not be able to maintain or improve our gross margins because of slow introductions of new products, pricing pressure from increased competition, failure to effectively reduce the cost of existing products, failure to improve our product mix, future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix among different areas of our business), or other factors. Our gross margins can also be adversely affected for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; possible exposure to inventory valuation reserves; and other increases in our costs and expenses, including as a result of rising labor costs and general inflation. Such significant increases in costs without corresponding increases in revenue would materially and adversely affect our business, our results of operations and our financial condition and our gross margins.
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
Participants in the markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors. In addition, from time to time, we have been notified that we may be infringing certain patents or other intellectual property rights of others (for example, see our discussion on the Finisar dispute). Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources, and may cause us to incur significant expenses. In addition, there can be no assurance that third parties will not assert infringement claims against us, whether or not such claims are valid. While we believe that our products do not infringe in any material respect upon intellectual property rights of other parties and/or meritorious defense would exist with respect to any assertions to the contrary, we cannot be certain that our products would not be found infringing the intellectual property rights of others.
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
Similarly we must protect all company data as it pertains to customers, products and product designs, technology and technology related trade secrets, and the confidential and personal data of suppliers, customers and personnel. We rely on a combination of these important data elements to establish and protect multiple aspects of our business, and the loss of data, the breach of data, or the theft of such data could harm our business.
Policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation, unauthorized use or other infringement of our intellectual property rights. Further, we may not be able to effectively protect our intellectual property rights from misappropriation or other infringement in foreign countries where we have not applied for patent protections, and where effective patent, trademark, trade secret and other intellectual property laws may be unavailable, or may not protect our proprietary rights as fully as U.S. or Japan law. Particularly, our U.S. patents do not afford any intellectual property protection in China, Japan, Canada, or other Asia locations.
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
In any potential dispute involving allegations that our products, services, or technology infringe the intellectual property rights of third parties, our customers could also become the target of litigation. Because we often indemnify our customers for intellectual property claims made against them for products incorporating our technology, any claims against our customers could trigger indemnification obligations in some of our supply agreements, which could result in substantial expenses such as increased legal expenses, product recalls, damages for past infringement, or royalties for future use.
Rapidly changing standards and regulations could make our products obsolete, which would cause our revenue and results of operations to suffer.
We design our products to conform to regulations established by governments and to standards set by industry standards bodies worldwide, such as The American National Standards Institute, the European Telecommunications Standards Institute, the International Telecommunications Union, and the Institute of Electrical and Electronics Engineers. Various industry organizations are currently considering whether and to what extent to create standards for elements used in 100Gbps and beyond systems. Because certain of our products are designed to conform to current specific industry standards, if competing or new standards emerge that are preferred by our customers, we would have to make significant expenditures to develop new products and our revenue and results of operations would suffer.
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
Additionally, increasing efforts to control emissions of greenhouse gases ("GHG") may also impact us. Additional climate change or GHG control requirements are under consideration at the federal level in the U.S., Japan and China. Additional restrictions, limits, taxes, or other controls on GHG emissions could increase our operating costs and, while it is not possible to estimate the specific impact any final GHG regulations will have on our operations, there can be no assurance that these measures will not have significant additional impact on us.
Risks Related to Our Operations in China
Our business operations conducted in China are critical to our success. A significant portion of our revenue was recognized from customers for whom we shipped products to a location in China. Additionally, a substantial portion of our net property, plant and equipment, approximately 28% as of June 30, 2022, was located in China. We expect to make further investments in China in the foreseeable future. Therefore, our business, financial condition, results of operations and prospects are to a significant degree subject to economic, political, legal, and social events and developments in China.
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
Risks Related to Ownership of Our Common Stock
*Our stock price may be volatile due to fluctuation of our financial results from quarter-to-quarter and other factors.
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
•Fluctuations in foreign currency exchange rates; and
•Inflation and general economic instability.
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
*Natural disasters, terrorist attacks, or other catastrophic events could harm our operations and our financial results.
Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters and wafer fabrication facility in Silicon Valley, California and our Tokyo, Japan facility are located near major earthquake fault lines, and our manufacturing facilities are located in Shenzhen and Dongguan, China, areas that are susceptible to typhoons. We are not insured against many natural disasters, including earthquakes. Similarly, our worldwide operations could be subject to secondary effects of natural disasters, terrorist attacks, or other catastrophic events. Even if our facilities are not directly affected, any of these types of events could substantially disrupt the business of our suppliers or customers, which could have a material adverse effect on us.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit no.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of NeoPhotonics Corporation.	Form 8-K	001-35061	3.1	February 10, 2011

3.2	Amended and Restated Bylaws of NeoPhotonics Corporation.	Form S-1/A	333-166096	3.5	November 22, 2010

10.1	2022 Target Bonus Program			10.1	July 7, 2022	X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).			31.1		X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)			31.2		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			32.1		X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoPhotonics Corporation

Date:	July 26, 2022	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)